Form 10-Q
period 2009-09-30
Hines Global REIT, Inc.
filed 2009-11-13
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-156742
________________

Hines Global REIT, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	26-3999995
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
2800 Post Oak Boulevard
Suite 5000
Houston, Texas	77056-6118
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:
(888) 220-6121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of November 5, 2009, 834,634 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statement of Equity	3
	Condensed Consolidated Statement of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 6.	Exhibits	17

SIGNATURES
Certification
Certification
Certification of CEO & CFO pursuant to Section 906

 PART I

FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements (Unaudited)

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$200,000	$—
Escrowed investor proceeds	903,400	—
Total Assets	$1,103,400	$—

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$14,356	$—
Escrowed investor proceeds liability	903,400	—
Due to affiliates	41,648	—
Total liabilities	959,404	—

Commitments and contingencies

Equity
Stockholder’s equity
Common stock, $.001 par value; 1,500,000,000 shares authorized, 1,111 and none issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1	—
Accumulated deficit	(2,800)	—
Additional paid-in capital	9,999	—
Total stockholder’s equity	7,200	—
Noncontrolling interest	136,796	—
Total equity	143,996	—
Total liabilities and equity	$1,103,400	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009
 (UNAUDITED)

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Revenue	$—	$—
Expenses-
General and administrative expenses	56,004	56,004
Total expenses	56,004	56,004
Net loss	(56,004)	(56,004)
Add: Net loss attributable to noncontrolling interest	53,204	53,204
Net loss attributable to common stockholder	$(2,800)	$(2,800)
Basic and diluted loss per common share:
Loss per common share	$(2.52)	$(2.64)
Weighted average number of common shares outstanding	1,111	1,062

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

	Hines Global REIT, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total	Noncontrolling Interest
Balance as of January 1, 2009	-	$-	$-	$-	$-	$-
Issuance of common shares	1,111	1	9,999	-	10,000	-
Contributions from noncontrolling interest	-	-			-	190,000
Net loss	-	-		(2,800)	(2,800)	(53,204)
Balance as of September 30, 2009	1,111	$1	$9,999	$(2,800)	$7,200	$136,796

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,004)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in accounts payable and accrued expenses	14,356
Increase in due to affiliates	41,648
Net cash provided by operating activities	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Escrowed investor proceeds	903,400
Escrowed investor proceeds liability	(903,400)
Proceeds from issuance of common stock	10,000
Contribution from noncontrolling interest	190,000
Net cash provided by financing activities	200,000
Net change in cash and cash equivalents	200,000
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$200,000

See notes to the condensed consolidated financial statements

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of September 30, 2009 and December 31, 2008, and the results of operations for the three and nine months ended September 30, 2009 and cash flows for the nine months ended September 30, 2009 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Hines Global REIT, Inc. (the “Company”), was formed as a Maryland corporation on December 10, 2008 for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. The business of the Company is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement, dated as of August 3, 2009, between the Company, the Advisor and the Operating Partnership (defined below).

On January 13, 2009, Hines Global REIT Investor, Limited Partnership, an affiliate of the Advisor, purchased 1,111.111 shares of common stock for $10,000 and was admitted as the initial stockholder of the Company. On August 3, 2009, the Company’s board of directors amended its articles of incorporation to authorize additional shares of common stock with a par value of $.001 and shares of preferred stock with a par value of $.001. On August 5, 2009, the Company commenced an offering of up to $3,500,000,000 in shares of common stock for sale to the public (the “Offering”). The Company engaged Hines Real Estate Investments, Inc., (“HREI”), an affiliate of the Advisor, to serve as the dealer manager for the Offering. HREI is responsible for marketing the Company’s shares being offered pursuant to the Offering. The Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Properties purchased by the Company may have varying uses including office, retail, industrial, multi-family residential and hospitality or leisure. The Company may invest in operating properties, properties under development, and undeveloped properties such as land. In addition, the Company may also make other real estate investments including equity or debt interests, which may include securities in other real estate entities and debt related to real estate. As of the date of this filing, the Company has not made any such investments nor contracted to make any investments, nor has the Advisor identified any investments in which there is a reasonable probability that the Company will invest. On October 19, 2009, the Company achieved its minimum offering requirements pursuant to the terms of the Offering and commenced operations. As of November 5, 2009, the Company had received gross offering proceeds of $8.3 million from the sale of 834,634 common shares.

On January 7, 2009, the Company and Hines Global REIT Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines Global REIT Properties, LP (the “Operating Partnership”). On January 14, 2009, the Company and HALP made initial capital contributions to the Operating Partnership of $10,000 and $190,000, respectively and accordingly, the Company owned a 5.0% general partner interest in the Operating Partnership. Management expects the Company’s ownership percentage in the Operating Partnership to increase significantly as the Company invests net proceeds from the Offering in the Operating Partnership. The Company anticipates that it will conduct substantially all of its operations through the Operating Partnership.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of the Company include the accounts of Hines Global REIT, Inc. and the Operating Partnership (over which the Company exercises financial and operating control) as well as the noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.

The Company has evaluated subsequent events through November 13, 2009, which is the date the financial statements were issued.

CASH AND CASH EQUIVALENTS

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

INVESTMENT PROPERTY AND LEASE INTANGIBLES

Real estate assets acquired directly by the Company will be stated at cost less accumulated depreciation. Depreciation will be computed using the straight-line method. The estimated useful lives for computing depreciation will generally be 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements that extend the useful life of the assets will be capitalized and maintenance and repair costs will be expensed as incurred.

Real estate assets will be reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to the estimated fair value to reflect impairment in the value of the asset.

Acquisitions of properties will be accounted for utilizing the acquisition method and, accordingly, will be recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties will be included in the Company’s results of operations from their respective dates of acquisition. Estimates of fair values will be based upon estimates of future cash flows and other valuation techniques that the Company believes are similar to those used by independent appraisers and  will be used to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations, mortgage notes payable and any goodwill or gain on purchase. Values of buildings and improvements will be determined on an as if vacant basis. Initial valuations will be subject to change until such information is finalized, no later than 12 months from the acquisition date. Acquisition-related costs such as transaction costs and acquisition fees paid to the Advisor will be expensed as incurred.

The estimated fair value of acquired in-place leases will be the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company will evaluate the time period over which such occupancy levels would be achieved. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition will be amortized over the remaining lease terms.

Acquired above-and below-market lease values will be recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values will be amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense and the unamortized portion of out-of-market lease value will be charged to rental revenue.

Acquired above- and below-market ground lease values will be recorded based on the difference between the present values (using an interest rate that reflects the risks associated with the lease acquired) of the contractual amounts to be paid pursuant to the ground leases and management’s estimate of fair market value of land under the ground leases. The capitalized above- and below-market lease values will be amortized as adjustments to ground lease expense over the lease term.

Management will estimate the fair value of assumed mortgage notes payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable will be initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the outstanding principal balance of the note will be amortized over the life of the mortgage note payable.

INVESTMENTS IN REAL ESTATE LOANS

Investments in real estate loans will be recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all principal and interest payments due according to the loan’s contractual terms. The amount of impairment, if any, would be measured by comparing the carrying amount of the loan receivable to the present value of the expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral (less costs to sell assuming the Company plans to sell the collateral). Any resulting charge would be expensed via a reserve for loan losses.

ISSUER COSTS

The Company will reimburse the Advisor for any issuer costs related to the Offering that it pays on the Company’s behalf, which costs are expected to consist of, among other costs, expenses of our organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. The Company did not have an obligation to reimburse the Advisor for any issuer costs until it achieved its minimum offering requirements on October 19, 2009. Therefore, the Company did not record issuer costs within its financial statements until that time. Organizational issuer costs, such as expenses associated with the formation of the Company and its board of directors will be expensed, and other issuer costs will be recorded as an offset to additional paid-in capital. As of September 30, 2009, organizational issuer costs and other issuer costs incurred by the Advisor on the Company’s behalf totaled approximately $2.6 million and $343,000, respectively. Issuer costs incurred by the Advisor on the Company’s behalf were approximately $216,600 as of December 31, 2008.

INCOME TAXES

The Company will make an election to be taxed as a real estate investment trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and expects it will be taxed as such beginning with its taxable year ending December 31, 2009. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to stockholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes.

REDEMPTION OF COMMON STOCK

The Company offers a share redemption program which will allow certain stockholders to have their shares redeemed subject to approval and certain limitations and restrictions. No fees will be paid to Hines in connection with any redemption. The Company’s board of directors may terminate, suspend or amend the share redemption program upon 30 days’ written notice without stockholder approval.

The Company initially intends to allow redemptions of its shares on a monthly basis. Subject to funds being available as described below, the number of shares repurchased during any consecutive 12-month period will be limited to no more than 5% of the number of outstanding shares of common stock at the beginning of that 12-month period. Unless the Company’s board of directors determines otherwise, the funds available for redemptions in each month will be limited to the funds received from the distribution reinvestment plan in the month prior to the month in which the redemption request is received.

The Company complies with the Distinguishing Liabilities from Equity topic of the FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. Management believes that shares tendered for redemption by the holder under the Company’s share redemption program will not represent a mandatory obligation until such redemptions are approved. At such time, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”), which is not yet included in the Accounting Standards Codification. SFAS No. 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information to be disclosed about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of SFAS No 166 is not expected to have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which is not yet included in the Accounting Standards Codification. SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS No. 167 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. The adoption of SFAS No 167 is not expected to have a significant impact on the Company’s financial statements.

3.  RELATED PARTY TRANSACTIONS

Hines or its affiliates will receive fees and compensation in connection with the Offering and the acquisition, management and sale of the Company’s real estate investments, pursuant to the terms of certain agreements. Below is a summary of such compensation.

HREI receives a selling commission of up to 7.5% of gross offering proceeds and a dealer manager fee of up to 2.5% of gross offering proceeds, both of which will be recorded as an offset to additional paid-in-capital in the Company’s financial statements. Pursuant to separately negotiated agreements, HREI may reallow up to 7.0% of gross proceeds as a selling commission and up to 1.5% of gross proceeds from its dealer manager fee as a marketing fee to broker-dealers participating in the Offering. HREI may also pay to broker-dealers up to an additional 1.0% of the gross offering proceeds as reimbursements for distribution and marketing-related costs and expenses. No selling commissions or dealer manager fees will be paid for sales under the Company’s distribution reinvestment plan.

As described in Note 2 above, the Company will reimburse the Advisor for any issuer costs paid on its behalf. However, the total compensation related to issuer costs, selling commissions and dealer manager fees may not exceed 15% of gross proceeds from the Offering.

The Advisor will also receive acquisition fees of 2.0% of (i) the purchase price of each real estate investment the Company acquires or originates, including any debt attributable to such investments and (ii) with respect to indirect investments through another entity, such entity’s pro rata share of the gross asset value of all real estate investments held by such entity.

The Advisor will also receive debt financing fees of 1% of (i) the amount obtained, assumed or made available to the Company under any loan or line of credit and (ii) the Company’s pro rata share of any amount obtained, assumed or made available under any loan or line of credit to any of its joint ventures.

The Advisor will also receive asset management fees of 0.125% per month of the net equity capital invested by the Company in real estate investments as of the end of each month.

The Company expects to pay Hines fees for the management and leasing of some of the Company’s properties. Property management fees are expected to be paid in an amount equal to a market-based percentage of the gross revenues of the properties managed by Hines or the amount of property management fees recoverable from tenants of the properties managed by Hines under their leases. In addition, if Hines provides leasing services with respect to a property, the Company will pay Hines leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic area of the applicable property. The Company generally will be required to reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs will be the cost of personnel and overhead expenses related to such personnel located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreement.

Hines may perform construction management services for the Company for both re-development activities and tenant construction. These fees are considered incremental to the construction effort and will be capitalized to the associated real estate project as incurred. Costs related to tenant construction will be depreciated over the estimated useful life. Costs related to redevelopment activities will be depreciated over the estimated useful life of the associated project. Leasing activities will generally be performed by Hines on the Company’s behalf. Leasing fees will be capitalized and amortized over the life of the related lease. The Company will also pay the Advisor a financing fee for all property-related loans and any other debt financing we obtain. These fees will be deferred and amortized into interest expense using the straight-line method, which approximates the effective interest method, over the life of the related debt.

The Advisor or its affiliates also will be paid a disposition fee of 1.0% of the sales price of any real estate investments sold or 1.0% of the Company’s pro rata share of the sales price with respect to the Company’s indirect investments. In addition, the Advisor or its affiliates will receive Special OP Units, which will entitle them to receive distributions in an amount equal to 15% of distributions, including from sales of real estate investments, refinancings and other sources, but only after the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus an 8.0% cumulative, non-compounded annual pre-tax return on such invested capital.

At the sole discretion of the Advisor, the acquisition fees, asset management fees, debt financing fees and disposition fees are payable, in whole or in part, in cash or units of the Operating Partnership (“OP Units”). For the purposes of the payment of these fees, each OP Unit will be valued at the per-share offering price of the Company’s common stock in its most recent public offering less selling commissions and dealer manager fees. Upon the Advisor’s request, each OP unit can be repurchased for cash or can be converted into one share of the Company’s common stock. The decision to redeem each OP unit for cash or shares is at the Company’s option except in certain circumstances such as the Company’s decision to list its shares on a national securities exchange, a liquidation event or upon termination or nonrenewal of the Advisory Agreement for any reason other than by the Advisor. The Company will recognize the expense related to these OP Units as the related service is performed, as each OP Unit will be fully vested upon issuance.

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of its average invested assets, or (B) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified.

4.  SUBSEQUENT EVENTS

Declaration of Distributions

On October 16, 2009, with the authorization of its board of directors, the Company declared distributions for the period from October 20, 2009 through December 31, 2009. These distributions will be calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day, which, based on a purchase price of $10 per share, would equate to a 7% annualized distribution rate if it were maintained every day for a twelve-month period.  On or before March 1, 2010, these distributions will be paid in cash or reinvested in shares of the Company's common stock, for those participating in the Company’s distribution reinvestment plan. Some or all of these distributions may be paid from sources other than cash flow from operations, such as cash advances by our Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the Offering.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements concerning future financial performance and distributions, future debt and financing levels, acquisitions and investment objectives, payments to Hines Global REIT Advisors Limited Partnership (the “Advisor”), and its affiliates and other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto as well as all other statements that are not historical statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included in this Form 10-Q are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, the availability of future financing and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying forward-looking statements could be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, pay distributions to our shareholders and maintain the value of any real estate investments and real estate-related investments in which we may hold an interest in the future, may be significantly hindered.

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

–
We have no prior operating history or established financing sources, and the prior performance of other Hines affiliated entities may not be a good measure of our future results; therefore, there is no assurance we will be able to achieve our investment objectives;

–
Our current offering is a best efforts offering and as such, the risk that we will not be able to accomplish our business objectives and that the poor performance of a single investment will materially adversely affect our overall investment performance, will increase if only a small number of shares are purchased in the offering;

–
Whether we will have the opportunity to invest offering and distribution reinvestment plan proceeds to acquire properties or other investments or whether such proceeds will be needed to redeem shares; and if proceeds are available for investment, our ability to make such investments in a timely manner and at appropriate amounts that provide acceptable returns;

–	Competition for tenants and real estate investment opportunities, including competition with affiliates of Hines Interests Limited Partnership (“Hines”);

–
Our reliance on our Advisor, Hines and affiliates of Hines for our day-to-day operations and the selection of real estate investments, and our Advisor’s ability to attract and retain high-quality personnel who can provide service at a level acceptable to us;

–
Risks associated with conflicts of interests that result from our relationship with our Advisor and Hines, as well as conflicts of interests certain of our officers and directors face relating to the positions they hold with other entities;

–
The potential need to fund tenant improvements, lease-up costs or other capital expenditures, as well as increases in property operating expenses and costs of compliance with environmental matters or discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

–	The availability and timing of distributions we may pay is uncertain and cannot be assured;

–
Some or all of our distributions may be paid from sources such as cash advances by our Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the offering. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced;

–	Risks associated with debt;

–
Risks associated with adverse changes in general economic or local market conditions, including terrorist attacks and other acts of violence, which may affect the markets in which we and our tenants operate;

–	Catastrophic events, such as hurricanes, earthquakes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

–	The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments;

–
Changes in governmental, tax, real estate and zoning laws and regulations and the related costs of compliance and increases in our administrative operating expenses, including expenses associated with operating as a public company;

–
International investment risks, including the burden of complying with a wide variety of foreign laws and the uncertainty of such laws, the tax treatment of transaction structures, political and economic instability, foreign currency fluctuations, and inflation and governmental measures to curb inflation may adversely affect our operations and our ability to make distributions;

–	The lack of liquidity associated with our assets; and

–	Our ability to continue to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in our Prospectus filed on August 5, 2009 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended.

You are cautioned not to place undue reliance on any forward-looking statements included in this Form 10-Q. All forward-looking statements are made as of the date of this Form 10-Q and the risk that actual results will differ materially from the expectations expressed in this Form 10-Q may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Form 10-Q will be achieved. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. Each forward-looking statement speaks only as of the date of the particular statement, and we do not undertake to update any forward-looking statement.

EXECUTIVE SUMMARY

We are a newly incorporated company and did not commence operations until October 19, 2009. Therefore, we do not have any meaningful operations to discuss as of September 30, 2009. General and administrative expenses incurred through September 30, 2009 are made up of insurance and legal fees incurred after we commenced our offering of common shares on August 5, 2009.

Overview

Hines Global REIT, Inc. was incorporated under the Maryland General Corporation Laws on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. We may purchase properties or make other real estate investments that relate to varying property types including office, retail, industrial, multi-family residential and hospitality or leisure. We may invest in operating properties, properties under development, and undeveloped properties such as land. Other real estate investments may include equity or debt interests, including securities, in other real estate entities and debt related to properties such as mortgages, mezzanine loans, B-notes, bridge loans, construction loans and securitized debt. We have neither purchased nor contracted to purchase any real estate investments, nor have any real estate investments been identified in which there is a reasonable probability that we will invest.

We will conduct substantially all of our activities through, and substantially all of our real estate investments will be held directly or indirectly by, Hines Global REIT Properties, LP (the “Operating Partnership”), which was formed on January 7, 2009. Generally, we will contribute the proceeds we receive when we issue common shares to the Operating Partnership and the Operating Partnership will, in turn, issue general partner interests to us, which will entitle us to receive our share of the Operating Partnership’s earnings or losses and distributions of cash flow. We are structured in a manner that would allow the Operating Partnership to issue limited partner units from time to time in exchange for real estate properties. By structuring our acquisitions in this manner, the sellers of the real estate will generally be able to defer the taxation of gains until they exchange their limited partner units for our common shares or sell or redeem their units.

We intend to qualify, commencing with our taxable year ending December 31, 2009, and to remain qualified, as a REIT for federal tax purposes, thereby generally avoiding federal income taxes.

We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from acquiring commercial real estate properties and other real estate related investments, other than those referred to elsewhere in this Form 10-Q.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On August 5, 2009, we commenced an offering of up to $3,500,000,000 in shares of common stock for sale to the public (the “Offering”). On October 19, 2009, we achieved our minimum offering requirements pursuant to the terms of the Offering and commenced operations. Our principal demands for funds will be to purchase real estate properties and make other real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on any indebtedness we incur. Generally, we expect to meet operating cash needs from our cash flow from operations, and we expect to meet cash needs for acquisitions and investments from the net proceeds of the Offering and from other financings.

On October 16, 2009, with the authorization of our board of directors, we declared distributions for the period from October 20, 2009 through December 31, 2009. These distributions will be calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day, which, based on a purchase price of $10 per share, would equate to a 7% annualized distribution rate if it were maintained for a twelve-month period.  On or before March 1, 2010, these distributions will be paid in cash or reinvested in shares of our common stock, for those participating in our distribution reinvestment plan.  We have not yet generated cash flow from operations and until the proceeds from the Offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions paid. Therefore, particularly in the earlier part of the Offering, some or all of our distributions may be paid from other sources, such as cash advances by our Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the Offering. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 50% or more than 70% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our articles limit our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. Notwithstanding the above, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Any indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties about our company in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor, Hines Real Estate Investments, Inc. (our “Dealer Manager”), and Hines Interests Limited Partnership (“Hines”) and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these payments will include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, certain services related to management of our investments and operations will be provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. Pursuant to those agreements, we expect that we will make various payments to our Advisor and/or Hines and its affiliates, including acquisition fees, asset management fees, financing fees, disposition fees, property management fees, leasing fees, and payments for reimbursements of certain costs incurred by our Advisor and Hines and its affiliates in providing related services to us.

CRITICAL ACCOUNTING POLICIES

Below is a discussion of the accounting policies that management believes will be critical in the preparation of our financial statements. We consider these policies critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they will be important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our financial condition and results of operations to those of companies in similar businesses.

Basis of Presentation

Our financial statements are expected to include the accounts of Hines Global REIT, Inc., the Operating Partnership (over which we exercise financial and operating control) and the Operating Partnership’s wholly-owned subsidiaries, if any, as well as the related amounts of noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.

We will evaluate the need to consolidate joint ventures and will consolidate those that are determined to be variable interest entities for which we are the primary beneficiary. We will also consolidate joint ventures that are not determined to be variable interest entities, but for which we exercise control over major operating decisions through substantive participation rights, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

Investment Property and Lease Intangibles

Real estate assets which we acquire directly will be stated at cost less accumulated depreciation. Depreciation will be computed using the straight-line method. The estimated useful lives for computing depreciation will generally be 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements that extend the useful life of the assets will be capitalized and maintenance and repair costs will be expensed as incurred.

Real estate assets will be reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to the estimated fair value to reflect impairment in the value of the asset.

Acquisitions of properties will be accounted for utilizing the acquisition method and, accordingly, will be recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties will be included in our results of operations from their respective dates of acquisition. Estimates of fair values will be based upon estimates of future cash flows and other valuation techniques that we believe are similar to those used by independent appraisers and  will be used to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations, mortgage notes payable and any goodwill or gain on purchase. Values of buildings and improvements will be determined on an as if vacant basis. Initial valuations will be subject to change until such information is finalized, no later than 12 months from the acquisition date. Acquisition-related costs such as transaction costs and acquisition fees paid to the Advisor will be expensed as incurred.

The estimated fair value of acquired in-place leases will be the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we will evaluate the time period over which such occupancy levels would be achieved. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition will be amortized over the remaining lease terms.

Acquired above-and below-market lease values will be recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values will be amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense and the unamortized portion of out-of-market lease value will be charged to rental revenue.

Acquired above- and below-market ground lease values will be recorded based on the difference between the present values (using an interest rate that reflects the risks associated with the lease acquired) of the contractual amounts to be paid pursuant to the ground leases and management’s estimate of fair market value of land under the ground leases. The capitalized above- and below-market lease values will be amortized as adjustments to ground lease expense over the lease term.

Management will estimate the fair value of assumed mortgage notes payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable will be initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the outstanding principal balance of the note will be amortized over the life of the mortgage note payable.

Investments in Real Estate Loans

Investments in real estate loans will be recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, would be measured by comparing the carrying amount of the loan receivable to the present value of the expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral (less costs to sell assuming we plan to sell the collateral). Any resulting charge would be expensed via a reserve for loan losses.

Issuer Costs

We will reimburse the Advisor for any issuer costs associated with the Offering that it pays on our behalf, including up to 0.5% of the gross offering proceeds as reimbursement for any bona fide out-of-pocket, itemized and detailed due diligence expenses. We did not have an obligation to reimburse the Advisor for any issuer costs until we achieved our minimum offering requirements on October 19, 2009. Therefore, we did not record issuer costs within our financial statements until that time. Organizational issuer costs, such as expenses associated with our formation and the formation of our board of directors will be expensed, and other issuer costs will be recorded as an offset to additional paid-in capital.

Treatment of Management Compensation and Expense Reimbursements

We have outsourced the management of our operations to the Advisor and certain other affiliates of Hines. Fees related to these services will be accounted for based on the nature of the service and the relevant accounting literature. Fees for services performed that represent period costs will be expensed as incurred. Such fees include acquisition fees and asset management fees paid to our Advisor and property management fees paid to Hines.

At the sole discretion of our Advisor, the acquisition fees, asset management fees, debt financing fees and disposition fees are payable, in whole or in part, in cash or OP Units. For the purposes of the payment of these, each OP Unit will be valued at the per share offering price of our common stock in our most recent public offering minus the maximum selling commissions and dealer manager fees being allowed in such offering, to account for the fact that no selling commissions or dealer manager fees will be paid in connection with any such issuances. Upon the Advisor’s request, each OP unit can be repurchased for cash or can be converted into one share of our common stock. The decision to redeem each OP unit for cash or shares is at our option except in certain circumstances such as our decision to list our shares on a national securities exchange, a liquidation event or upon termination or nonrenewal of the Advisory Agreement for any reason other than by our Advisor. We will recognize the expense related to these OP Units as the related service is performed, as each OP Unit will be fully vested upon issuance.

Hines may perform construction management services for us for both re-development activities and tenant construction. We expect to pay development fees to Hines or its affiliates for these services that are usual and customary for comparable services rendered for similar projects in the same geographic area.

Income Taxes

We will make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“the Code”), and expect we will be taxed as such beginning with our taxable year ending December 31, 2009. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to stockholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

RELATED-PARTY TRANSACTIONS AND AGREEMENTS

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we expect to pay certain fees and reimbursements to these entities, including acquisition fees, selling commissions, dealer-manager fees, asset and property management fees, leasing fees, construction management fees, debt financing fees, disposition fees, development management fees, reimbursement of organizational and offering costs, and reimbursement of certain operating costs, as described previously.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2009 and December 31, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

SUBSEQUENT EVENTS

Declaration of Distributions

On October 16, 2009, with the authorization of our board of directors, we declared distributions for the remainder of October and the months of November and December 2009. These distributions will be calculated based on stockholders of record each day from October 20, 2009 through December 31, 2009 in an amount equal to $0.00191781 per share, per day, which, based on a purchase price of $10 per share, would equate to a 7% annualized distribution rate if it were maintained every day for a twelve-month period.  On or before March 1, 2010, these distributions will be paid in cash or reinvested in shares of our common stock, for those participating in our distribution reinvestment plan. Some or all of these distributions may be paid from sources other than cash flow from operations, such as cash advances by our Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the Offering.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we expect that interest rate risk and currency risk will be the primary market risks to which we will be exposed.

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2009, we had no outstanding debt and were not exposed to interest rate risk.

Revenues generated from any properties or other real estate investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.

Item 4T.    Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

On August 5, 2009, our Registration Statement on Form S-11 (File No. 333-156742) (the “Registration Statement”), covering a public offering of  up to $3,500,000,000 in shares of common stock (the “Offering”), was declared effective under the Securities Act of 1933. The Offering commenced on August 5, 2009 and is currently expected terminate on or before August 5, 2011, unless extended by our board of directors.

Through Hines Real Estate Investments, Inc. ("HREI"), the dealer manager for the Offering, we are offering to the public on a best efforts basis up to $3,000,000,000 in shares of our common stock. We are offering up to 300,000,000 shares of our common stock at a price of $10.00 per share, however, if we sell shares at a discounted per share price as described in the prospectus for the Offering, we may sell more than 300,000,000 shares.

   We are also offering up to 52,631,579 shares of common stock at a price of $9.50 per share, for an aggregate price of $500,000,000, to be issued pursuant to our distribution reinvestment plan.

As of November 5, 2009, we have sold $8.3 million (834,634 shares) to the public in connection with the Offering; no shares have been sold in connection with our distribution reinvestment plan. The shares sold and the gross offering proceeds received from such sales do not include the 1,111.111 shares purchased by an affiliate of Hines Global REIT Advisors LP (the “Advisor”), for $10,000 preceding the commencement of the Offering.

We did not have an obligation to reimburse the Advisor, for any issuer costs, commissions or dealer manager fees until we achieved our minimum offering requirements on October 19, 2009. Therefore, the Company did not record issuer costs within its financial statements until that time.

As of September 30, 2009, we have not entered into any arrangements to acquire any specific property or to make or invest in any specific loan to make any other permitted investment.

Item 4.   Submission of Matters to a Vote of Security Holders

On August 3, 2009, our sole stockholder, Hines Global REIT Investor Limited Partnership, approved the Articles of Amendment and Restatement of the Company and elected the following individuals to the board of directors, each to hold office until the 2010 annual meeting of stockholders and until his or her successor is elected and qualifies:  Jeffrey C. Hines, C. Hastings Johnson, Charles M. Baughn, Jack L. Farley, Thomas L. Mitchell, John S. Moody and Peter Shaper.

Item 6.   Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 HINES GLOBAL REIT, INC.

November 13, 2009                                                                                       By:  /s/ CHARLES N. HAZEN
                                                                                                            Charles N. Hazen
        President and Chief Executive Officer

November 13, 2009                                                                                       By:  /s/ SHERRI W. SCHUGART
                                                                                                            Sherri W. Schugart
                                                                                                                        Chief Financial Officer

EXHIBT INDEX

Exhibit No.		Description
3.1
Articles of Amendment and Restatement of Hines Global REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11, File No. 333-156742, originally filed on January 15, 2009 (the “Registration Statement”) on August 3, 2009, and incorporated herein by reference).

3.2		Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on March 18, 2009 and incorporated herein by reference).
10.1
Agreement of Limited Partnership of Hines Global REIT Properties LP, dated as of August 3, 2009 (filed as Exhibit 10.1 to Pre-Effective Amendment No. 3 to the Registration Statement on August 3, 2009 and incorporated herein by reference).

10.2
Advisory Agreement, dated as of August 3, 2009, among Hines Global REIT Advisors LP, Hines Global REIT Properties LP and Hines Global REIT, Inc. (filed as Exhibit 10.2 to Pre-Effective Amendment No. 3 to the Registration Statement on August 3, 2009 and incorporated herein by reference).

31.1	*	Certification.
31.2	*	Certification.
32.1	*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit 32.1 is furnished to the SEC and shall not be deemed to be “filed.”

__________

*	Filed herewith