Form 10-K
period 2009-12-31
Hines Global REIT, Inc.
filed 2010-03-31
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-156742
_______________

HINES GLOBAL REIT, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	26-3999995
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard Suite 5000 Houston, Texas	77056-6118
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (888) 220-6121

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock.

The registrant had 7.8 million shares of common stock outstanding as of March 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement in connection with its 2010 annual meeting of stockholders are incorporated by reference in Part III.

PART I

Special Note Regarding Forward-Looking Statements

Statements in this Form 10-K that are not historical facts (including any statements concerning investment objectives, economic updates, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in the forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements in this Form 10-K are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying forward-looking statements could be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to our stockholders and maintain the value of the real estate properties in which we hold an interest, may be significantly hindered.

Our stockholders are cautioned not to place undue reliance on any forward-looking statement in this Form 10-K. All forward-looking statements are made as of the date of this Form 10-K, and the risk that actual results will differ materially from the expectations expressed in this Form 10-K may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements in this Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Form 10-K will be achieved. Please see “Item 1A. Risk Factors” for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in certain forward-looking statements.

Item 1.  Business

General Description of Business and Operations

Hines Global REIT, Inc. (“Hines Global”) was incorporated under the Maryland General Corporation Laws on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. On August 5, 2009, Hines Global commenced an offering of up to $3,500,000,000 in shares of common stock for sale to the public (the “Offering”). On October 19, 2009, Hines Global achieved its minimum offering requirements in all states except for Tennessee and Pennsylvania, which have higher minimum offering requirements. The minimum offering requirements in Tennessee were met on December 7, 2009. As of March 12, 2010, Hines Global had received gross offering proceeds of $77.4 million from the sale of 7.8 million shares, including approximately $471,000 of gross proceeds relating to approximately 50,000 shares sold under its dividend reinvestment plan, but had not met the minimum offering requirements in Pennsylvania.

Hines Global will conduct substantially all of its activities through, and substantially all of its real estate investments will be held directly or indirectly by, Hines Global REIT Properties, LP (the “Operating Partnership”), which was formed on January 7, 2009. Hines Global contributes the proceeds it receives when it issues common shares to the Operating Partnership and the Operating Partnership in turn, issues general partner interests to Hines Global, which entitles Hines Global to receive its share of the Operating Partnership’s earnings or losses and distributions of cash flow. Hines Global is structured in a manner that would allow the Operating Partnership to issue limited partner units from time to time in exchange for real estate properties. By structuring acquisitions in this manner, the sellers of the real estate will generally be able to defer the taxation of gains until they exchange their limited partner units for common shares of Hines Global or sell or redeem their units.

We refer to Hines Global, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines Global or the Company as required by the context in which such pronoun is used.

We may purchase properties or make other real estate investments that relate to varying property types including office, retail, industrial, multi-family residential and hospitality or leisure. We may invest in operating properties, properties under development, and undeveloped properties such as land. Other real estate investments may include equity or debt interests, including securities, in other real estate entities and debt related to properties such as mortgages, mezzanine loans, B-notes, bridge loans, construction loans and securitized debt. On March 5, 2010, we entered into a contract to acquire Hock Plaza, a 12-story office building located in the North Durham submarket of Durham, North Carolina. We have not entered into any other contracts to purchase real estate investments as of March 30, 2010.

We intend to qualify, commencing with our taxable year ended December 31, 2009, and to remain qualified, as a REIT for federal tax purposes, thereby generally avoiding federal income taxes.

We have no employees. Our business is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), under the terms and conditions of an advisory agreement between us and our Advisor. As compensation for these services, we will pay our Advisor asset management, acquisition, debt financing and disposition fees and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the advisory agreement. We expect Hines or affiliates of Hines to manage the leasing and operations of most of the properties in which we invest and, accordingly, we will pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 3,450 employees have over 50 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Our office is located at 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Our telephone number is 1-888-220-6121. Our web site is www.HinesREI.com. The information on our website is not incorporated by reference into this report.

Primary Investment Objectives

Our primary investment objectives are to:

•	preserve invested capital;

•	invest in a diversified portfolio of quality commercial real estate properties and other real estate investments;

•	pay regular cash dividends;

•	achieve attractive total returns upon the ultimate sale of our investments or occurrence of another liquidity event; and

•	remain qualified as a real estate investment trust, or “REIT,” for federal income tax purposes.

Acquisition and Investment Policies

We intend to meet our primary investment objectives by investing in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. We may purchase properties or make other real estate investments that relate to varying property types including office, retail, industrial, multi-family residential and hospitality or leisure. We may invest in operating properties, properties under development, and undeveloped properties such as land. Other real estate investments may include equity or debt interests including securities in other real estate entities and debt related to properties such as mortgages, mezzanine loans, B-notes, bridge loans, construction loans and securitized debt. We believe that there is an opportunity to create attractive total returns by employing a strategy of investing in a diversified portfolio of such investments which are well-selected, well-managed and disposed of at an optimal time. Our principal targeted assets are investments in properties, and other real estate investments that relate to properties, that have quality construction and desirable locations which can attract quality tenants. These types of investments are, or relate to, properties generally located in central business districts or suburban markets of major metropolitan cities worldwide. We intend to invest in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant. We anticipate that international real estate investments may comprise a substantial portion of our portfolio.

We may invest in real estate properties and other real estate investments directly by owning 100% of such investments or indirectly by owning less than 100% of such investments through co-ownership or joint-venture arrangements with third parties or with other Hines-affiliated entities. We intend to fund our future acquisitions and investments primarily with proceeds raised in the Offering and potential follow on offerings as well as with proceeds from debt financings.

We are not limited as to the asset types or geographic areas in which we may invest and conduct our operations. We are not specifically limited in the number or size of investments we may make, or on the percentage of net proceeds of the Offering that we may invest in a single property, real estate investment or loan. The number, size and mix of investments we make will depend upon real estate and market conditions and other circumstances existing at the time we are evaluating investment opportunities and the amount of proceeds we raise in the Offering and any subsequent offerings.

Financing Strategy and Policies

We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50%-70% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 50% or more than 70% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors.

Distribution Objectives

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. We intend, although we are not legally obligated, to continue to make regular monthly distributions to holders of our common shares in excess of the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code.

With the authorization of our board of directors, we declared distributions for the period from October 20, 2009 through June 30, 2010. These distributions are calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day, which, based on a purchase price of $10 per share, would equate to a 7% annualized distribution rate if it were maintained every day for a twelve-month period.  Distributions for the period from October 20, 2009 through February 28, 2010 were paid on March 1, 2010. Distributions for the months of March 2010 through June 2010 will be paid on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. As we have not yet made our first real estate investment, the distributions paid on March 1, 2010 were paid using proceeds from the Offering.

Tax Status

We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“the Code”), effective for our taxable year ended December 31, 2009. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to stockholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we have been organized and operated in such a manner as to qualify for treatment as a REIT beginning with our taxable year ended December 31, 2009 and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

Competition

Numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors compete with us in acquiring properties or making other real estate investments and obtaining creditworthy tenants to occupy such properties. Many of these entities have significant financial and other resources, allowing them to compete effectively with us. Principal factors of competition in our primary business of acquiring properties or making other real estate investments include access to capital, the quality of properties, leasing terms (including rent and other charges and allowances for inducements and tenant improvements), the quality and breadth of tenant services provided, and reputation as an owner and operator of commercial real estate investments in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends of the global, national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, taxes, governmental regulations, legislation and demographic trends.

We believe Hines’ extensive real estate experience and depth and breadth of its organization of 3,450 employees located in 65 cities across the United States and 16 foreign countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Customers

We did not have any real estate investments as of December 31, 2009. As previously discussed, we expect to make purchases of real estate in the near future (See discussion of pending acquisition of Hock Plaza in "Item 2. Properties"). As a result, we will be dependent upon the ability of tenants to pay their contractual rent amounts as the rents become due.

Available Information

Stockholders may obtain copies of our filings with the Securities and Exchange Commission (“SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.HinesREI.com. Our filings will be available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. However, the information from our website is not incorporated by reference into this report.

Item 1A.  Risk Factors

You should carefully read and consider the risks described below together with all other information in this report. If certain of the following risks actually occur, our results of operations and ability to pay distributions would likely suffer materially, or could be eliminated entirely. As a result, the value of our common shares may decline, and our stockholders could lose all or part of the money they paid to buy our common shares.

Risks Related to Our Business in General

Delays in purchasing properties or making other real estate investments with the proceeds received from the Offering may result in a lower rate of return to investors.

Our ability to locate and commit to purchase specific properties, or make investments, will be partially dependent on our ability to raise sufficient funds for such acquisitions and investments. We may be substantially delayed in making investments due to delays in:

•     the sale of our common shares,

•	obtaining debt financing,

•	negotiating or obtaining the necessary purchase documentation,

•	locating suitable investments or

•	other factors.

We expect to invest proceeds we receive from the Offering in short-term, highly-liquid investments until we use such funds in our operations. The income we earn on these temporary investments is not substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay for fees and expenses in connection with the Offering and distributions. Therefore, delays in investing proceeds we raise from the Offering could impact our ability to generate cash flow for distributions.

The current national and world-wide economic slowdown, a lengthy recession and volatile market conditions could harm our ability to obtain loans, credit facilities and other financing we need to implement our investment strategy, which could negatively impact the return on our real estate and other real estate investments and could have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

Disruptions in the capital and credit markets like those experienced during 2008 and 2009 could adversely affect our ability to obtain loans, credit facilities and other financing, which could negatively impact our ability to implement our investment strategy. Our access to such financing could be limited to the extent that banks and other financial institutions continue to experience shortages of capital and liquidity.

If these disruptions in the capital and credit markets continue for a lengthy period as a result of, among other factors, uncertainty, changing or increased regulation, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.

We believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by declining values in real estate. For example, a prolonged recession could negatively impact our real property investments as a result of increased tenant delinquencies and/or defaults under our leases, generally lower demand for rentable space, as well as potential oversupply of rentable space which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. Because we expect that some of our debt investments may consist of loans secured by real property, these same impacts could also negatively affect the underlying borrowers and collateral of assets that we own.

Declining real estate values would also likely reduce the level of new loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our debt investments in the event of default because the value of our collateral may be insufficient to cover our basis in the investment.

Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from investments in our portfolio as well as our ability to originate and/or sell loans. In addition, to the extent that the current volatile market conditions continue or worsen, it may negatively impact our ability to both acquire and potentially sell any real estate investments we acquire at a price and with terms acceptable to us.

Our operations could be negatively affected to a greater extent if the current economic downturn is prolonged or becomes more severe, which would significantly harm our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

Yields on and safety of deposits may be lower due to the extensive decline in the financial markets.

Until we invest the proceeds of the Offering in real properties and other real estate investments, we may hold those funds in investments including money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. While we believe the funds are protected based on the quality of the investments and the quality of the institutions that hold our funds, continued or unusual declines in the financial markets could result in a loss of some or all of these funds. In particular, money market funds have recently experienced intense redemption pressure and have had difficulty satisfying redemption requests. As such, we may not be able to access the cash in our money market investments. In addition, current cash flows from these investments is minimal.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The Federal Deposit Insurance Corporation, or FDIC, only insures amounts up to $250,000 per depositor until January 2014 when it will revert back to $100,000 per depositor per insured bank. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose any amounts of our deposits over federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investments.

Because of our inability to retain earnings, we will rely on debt and equity financings for acquisitions, and if we do not have sufficient capital resources from such financings, our growth may be limited.

In order to maintain our qualification as a REIT, we are required to distribute to our stockholders at least 90% of our annual ordinary taxable income. This requirement limits our ability to retain income or cash flow from operations to finance the acquisition of new investments. We will explore acquisition opportunities from time to time with the intention of expanding our operations and increasing our profitability. We anticipate that we will use debt and equity financing for such acquisitions because of our inability to retain significant earnings. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new investments and expand our operations will be adversely affected.

We may need to incur borrowings that would otherwise not be incurred to meet REIT minimum distribution requirements.

In order to maintain our qualification as a REIT, we are required to distribute to our stockholders at least 90% of our annual ordinary taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid (or deemed paid) by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year and (iii) 100% of our undistributed taxable income from prior years.

We expect our income, if any, to consist almost solely of our share of the Operating Partnership’s income, and the cash available for the payment of distributions by us to our stockholders will consist of our share of cash distributions made by the Operating Partnership. As the general partner of the Operating Partnership, we will determine the amount of any distributions made by the Operating Partnership. However, we must consider a number of factors in making such distributions, including:

•	the amount of the cash available for distribution;

•	the impact of such distribution on other partners of the Operating Partnership;

•	the Operating Partnership’s financial condition;

•	the Operating Partnership’s capital expenditure requirements and reserves therefor; and

•	the annual distribution requirements contained in the Code necessary to qualify and maintain our qualification as a REIT.

Differences in timing between the actual receipt of income and actual payment of deductible expenses and the inclusion of such income and deduction of such expenses when determining our taxable income, as well as the effect of nondeductible capital expenditures, the creation of reserves, the use of cash to purchase shares under our share redemption program or required debt amortization payments, could result in our having taxable income that exceeds cash available for distribution.

In view of the foregoing, we may be unable to meet the REIT minimum distribution requirements and/or avoid the 4% excise tax described above. In certain cases, we may decide to borrow funds in order to meet the REIT minimum distribution and/or avoid the 4% excise tax even if our management believes that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations.

Actions of our joint venture partners, including other Hines investment vehicles and third parties, could negatively impact our performance.

We may purchase or develop properties or other real estate investments or make investments in joint ventures or partnerships, co-tenancies or other co-ownership arrangements with Hines affiliates, the sellers of the properties, developers or similar persons. Joint ownership of properties or other investments, under certain circumstances, may involve risks not otherwise present with other methods of owing real estate or other real estate investments. Examples of these risks include:

•	the possibility that our partners or co-investors might become insolvent or bankrupt;

•
that such partners or co-investors might have economic or other business interests or goals that are inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties or other investments held in the joint venture or the timing of the termination and liquidation of the venture;

•	the possibility that we may incur liabilities as the result of actions taken by our partners or co-investors; or

•
that such partners or co-investors may be in controlling positions and/or be in a position to take actions contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

Actions by a co-venturer, co-tenant or partner may result in subjecting the assets of the joint venture to unexpected liabilities. Under joint venture arrangements, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could result and this impasse could have an adverse impact on the operations and profitability of the joint venture.

If we have a right of first refusal or buy/sell right to buy out a co-venturer or partner, we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right. Joint ownership arrangements with Hines affiliates may also entail conflicts of interest.

If we invest in a limited partnership as a general partner, we could be responsible for all liabilities of such partnership.

In some joint ventures or other investments we may make, if the entity in which we invest is a limited partnership, we may acquire all or a portion of our interest in such partnership as a general partner. As a general partner, we could be liable for all the liabilities of such partnership. Additionally, we may acquire a general partner interest in the form of a non-managing general partner interest. As a non-managing general partner, we are potentially liable for all liabilities of the partnership without having the same rights of management or control over the operation of the partnership as the managing general partner. Therefore, we may be held responsible for all of the liabilities of an entity in which we do not have full management rights or control, and our liability may far exceed the amount or value of investment we initially made or then had in the partnership.

We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and may reduce our cash available for distribution to our stockholders.

We may enter into currency rate swaps and caps or similar hedging or derivative transactions or arrangements, in order to manage or mitigate our risk of exposure to the effects of currency changes as a result of our international investments. Similarly, we may enter into interest rate swaps and caps, or similar hedging or derivative transactions or arrangements, in order to manage or mitigate our risk of exposure to the effects of interest rate changes due to variable interest rate debt that we may have. Our use of these and other derivative instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested and the acceptance of counterparty risk which exposes us to the credit worthiness of the counterparty to any given instrument. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the instrument being hedged, which could result in losses both on the hedging transaction and on the asset being hedged. Use of hedging activities generally may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available for distribution to our stockholders.

We are different in some respects from other investment vehicles sponsored by Hines, and therefore the past performance of such investments may not be indicative of our future results and Hines has limited experience in acquiring and operating certain types of real estate investments that we may acquire.

We are Hines’ second publicly-offered investment vehicle. We collectively refer to real estate joint ventures, funds and programs as investment vehicles. All but one of the previous investment vehicles of Hines and its affiliates were conducted through privately-held entities not subject to either the up-front commissions, fees and expenses associated with the Offering or all of the laws and regulations that govern us, including reporting requirements under the federal securities laws and tax and other regulations applicable to REITs. Hines’ first public fund is concentrating primarily on office buildings in the United States, whereas we anticipate investing internationally and in a broader array of property types and are also more likely to invest in debt and other instruments.

The past performance of other investment vehicles sponsored by Hines or its affiliates may not be indicative of our future results, and we may not be able to successfully operate our business and implement our investment strategy, which may be different in a number of respects from the operations previously conducted by Hines. In addition, Hines has limited experience in acquiring and operating certain types of real estate investments that we may acquire as a significant amount of real estate investments that have been made by Hines’ other investment vehicles have consisted of acquisitions and development of office or industrial properties or land. We may therefore need to use third parties to source or manage investments in which Hines has limited experience. In addition, a significant portion of Hines’ other programs and investments involve development projects. Although we are able to invest in development projects, we do not anticipate that a significant portion of the proceeds from the Offering will be invested in development projects. As a result of all of these factors, our stockholders should not rely on the past performance of other investment vehicles sponsored by Hines and its affiliates to predict or as an indication of our future performance.

Our success will be dependent on the performance of Hines as well as key employees of Hines.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of Hines and its affiliates as well as key employees of Hines in the discovery and acquisition of investments, the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. Our board of directors and our Advisor have broad discretion when identifying, evaluating and making investments with the proceeds of the Offering. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. We will rely on the management ability of Hines and the oversight of our board of directors as well as the management of any entities or ventures in which we invest. Our officers and the management of our Advisor also serve in similar capacities for numerous other entities. If Hines (or any of its key employees) is distracted by these other activities or suffers from adverse financial or operational problems in connection with its operations unrelated to us, the ability of Hines and its affiliates to allocate time and/or resources to our operations may be adversely affected. If Hines is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted. We will not provide key-man life insurance policies for any of Hines’ key employees.

Terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate, our operations and our profitability.

Terrorist attacks and other acts of violence, civilian unrest or war may negatively affect our operations and our stockholders’ investment in our shares. We may acquire real estate investments located in or that relate to real estate located in areas that are susceptible to attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. Further, even if we do obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism in the areas in which we acquire properties or other real estate investments could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans.

The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or our stockholders’ investment. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the United States and worldwide financial markets and economy. They also could result in a continuation of the current economic uncertainty in the United States or abroad. Our revenues will be dependent upon the payment of rent and the return of our other investments which may be particularly vulnerable to uncertainty in the local economy. Increased economic volatility could adversely affect our tenants’ ability to pay rent or the return on our other investments or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

Risks Related to Investments in Real Estate

Due to the risks involved in the ownership of real estate investments and real estate acquisitions, a return on an investment in Hines Global is not guaranteed, and our stockholders may lose some or all of their investment.

By owning our shares, stockholders will be subjected to significant risks associated with owning and operating real estate investments. The performance of their investment in Hines Global will be subject to such risks, including:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing;

•	changes in property level operating expenses due to inflation or otherwise; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

In addition, we expect to acquire properties in the future, which subjects us to additional risks associated with real estate property acquisitions, including that:

•	the investments will fail to perform in accordance with our expectations because of conditions or liabilities we did not know about at the time of acquisition, and

•
our projections or estimates with respect to the performance of the investments, the costs of operating or improving the properties or the effect of the economy or capital markets on the investments will prove inaccurate.

Any of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

A continued economic slowdown or rise in interest rates or other unfavorable changes in economic conditions in the markets in which we operate could adversely impact our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

The development of negative economic conditions in the markets in which we operate may significantly affect occupancy, rental rates and our ability to collect rent from our tenants, as well as our property values, which could have a material adverse impact on our cash flows, operating results and carrying value of investment property. For example, a continued recession or rise in interest rates could make it more difficult for us to lease real properties, may require us to lease the real properties we acquire at lower rental rates and may lead to an increase in tenant defaults. In addition, these conditions may also lead to decline in the value of our properties and make it more difficult for us to dispose of these properties at an attractive price. Other risks that may affect conditions in the markets in which we operate include:

•	Local conditions, such as an oversupply of the types of properties we invest in or a reduction in demand for such properties in the area and

•	Increased operating costs, if these costs cannot be passed through to tenants.

International, national, regional and local economic climates may also be adversely affected should population or job growth slow. To the extent any of these conditions occurs in the markets in which we operate, market rents, occupancy rates and our ability to collect rents from our tenants will likely be affected and the value of our properties may decline. We could also face challenges related to adequately managing and maintaining our properties, should we experience increased operating cost and as a result, we may experience a loss of rental revenues. Any of these factors may adversely affect our business, results of operations, cash flows and financial condition, our ability to make distributions to our stockholders and the value of their investment.

Volatility in debt markets could impact future acquisitions and values of real estate investments potentially reducing cash available for distribution to our stockholders.

The commercial real estate debt markets have recently experienced volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the increasing default rates of collateralized mortgage backed securities and other commercial real estate loans. Additionally, the deteriorating economic environment continues to have an adverse impact on real estate fundamentals which has led to declining property values. These factors, among others, have resulted in lenders decreasing the availability of debt financing as well as increasing the cost of debt financing. Should the overall availability of debt decrease and/or the cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, such factors will impact our ability to complete future acquisitions at prices, including financing terms, that are acceptable to us or at all. This may result in us being unable to complete future acquisitions or future acquisitions generating lower overall economic returns and potentially reducing cash flow available for distribution to our stockholders.

In addition, the state of debt markets has had an impact on the overall amount of capital investing in real estate which has resulted in price or value decreases of real estate investments. A continuing recession or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. In addition, rising interest rates could also make alternative interest bearing and other investments more attractive and therefore potentially lower the relative value of any real estate investments we make.

Our use of borrowings to partially fund acquisitions and improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow.

We intend to rely in part on borrowings under credit facilities and other external sources of financing to fund the costs of new investments, capital expenditures and other items. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover required debt service payments and that we will be unable to meet other covenants or requirements in the credit agreements.

If we cannot meet our required debt obligations, the property or properties securing such indebtedness could be foreclosed upon by, or otherwise transferred to, our lender, with a consequent loss of income and asset value to us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we may not receive any cash proceeds. Additionally, we may be required to refinance our debt subject to “lump sum” or “balloon” payment maturities on terms less favorable than the original loan or at a time we would otherwise prefer to not refinance such debt. A refinancing on such terms or at such times could increase our debt service payments, which would decrease the amount of cash we would have available for operations, new investments and distribution payments.

We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may be able to renew their leases on terms that are less favorable to us than the terms of the current leases. The weakening of the financial condition of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations.

Some of our properties may be leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

The bankruptcy or insolvency of a major tenant may adversely impact our operations and our ability to pay distributions.

The bankruptcy or insolvency of a significant tenant or a number of smaller tenants may have an adverse impact on our income and our ability to pay distributions. Generally, under U.S. bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full. In addition, while the specifics of the bankruptcy laws of international jurisdictions may differ from the U.S. bankruptcy laws described herein, the bankruptcy or insolvency of a significant tenant or a number of smaller tenants at any of the international properties we may acquire, may similarly adversely impact our operations and our ability to pay distributions.

Uninsured losses relating to real property may adversely impact the value of our portfolio.

We may not have adequate coverage in the event we or our real estate investments suffer casualty losses. Additionally, we may not have access to capital resources to repair or reconstruct any damaged property. If we do not have adequate insurance coverage, or are unable to repair or reconstruct such properties, the value of our assets will be reduced as a result thereof.

We may be unable to obtain desirable types of insurance coverage at a reasonable cost, if at all, and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.

We may not be able either to obtain certain desirable types of insurance coverage, such as terrorism, earthquake, flood, hurricane and pollution or environmental matter insurance, or to obtain such coverage at a reasonable cost in the future, and this risk may limit our ability to finance or refinance debt secured by our properties. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance.

Our operations will be directly affected by general economic and regulatory factors we cannot control or predict.

One of the risks of investing in real estate is the possibility that our investments will not generate income sufficient to meet operating expenses or will generate income and capital appreciation, if any, at rates lower than those anticipated or available through investments in comparable real estate or other real estate investments. The following factors may affect income from such real estate investments, our ability to sell such investments and yields from such investments and are generally outside of our control:

•	conditions in financial markets and general economic conditions;

•	terrorist attacks and international instability;

•	natural disasters and acts of God;

•	over-building;

•	adverse national, state or local changes in applicable tax, environmental or zoning laws; and

•	a taking of any of the properties which we own or in which we otherwise have interests by eminent domain.

We operate in a competitive business, and many of our competitors have significant resources and operating flexibility, allowing them to compete effectively with us.

Numerous real estate companies that operate in the markets in which we may operate will compete with us in acquiring real estate investments and obtaining creditworthy tenants to occupy such properties or the properties owned by such investments. Such competition could adversely affect our business. There are numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors that will compete with us in seeking investments and tenants for properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or investments or lower our occupancy rates and the rent we may charge tenants.

We may have difficulty selling real estate investments, and our ability to distribute all or a portion of the net proceeds from such sales to our stockholders may be limited.

Real estate investments are relatively illiquid. We will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We will also have a limited ability to sell assets in order to fund working capital and similar capital needs such as share redemptions. We expect to generally hold a real estate investment for the long term. When we sell any of our real estate investments, we may not realize a gain on such sale or the amount of our taxable gain could exceed the cash proceeds we receive from such sale. We may not distribute any proceeds from the sale of real estate investments to our stockholders; for example, we may use such proceeds to:

•	purchase additional real estate investments;

•	repay debt;

•	buy out interests of any co-venturers or other partners in any joint venture in which we are a party;

•	purchase shares under our share redemption program;

•	create working capital reserves; or

•	make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our other properties.

Our ability to sell our properties may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to avoid such characterization and to take advantage of certain safe harbors under the Code, we may determine to hold our properties for a minimum period of time, generally two years.

Potential liability as the result of, and the cost of compliance with, environmental matters could adversely affect our operations.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

We expect to invest in, or make investments in real estate investments that have interests in, properties historically used for industrial, manufacturing and commercial purposes. These properties are more likely to contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Leasing properties to tenants that engage in industrial, manufacturing, and commercial activities will cause us to be subject to increased risk of liabilities under environmental laws and regulations. The presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Environmental laws also may impose restrictions on the manner in which properties may be used or businesses may be operated, and these restrictions may require expenditures. Such laws may be amended so as to require compliance with stringent standards which could require us to make unexpected, substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. We may be potentially liable for such costs in connection with the acquisition and ownership of our properties in the United States. In addition, we may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. The cost of defending against claims of liability, of compliance with environmental regulatory requirements or of remediating any contaminated property could be substantial and require a material portion of our cash flow.

The properties we acquire will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Any properties we acquire will be subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. We anticipate that most of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Any domestic properties we acquire will generally be subject to the Americans with Disabilities Act of 1990, or ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We may not acquire properties that comply with the ADA or we may not be able to allocate the burden on the seller or other third-party, such as a tenant, to ensure compliance with the ADA in all cases. Foreign jurisdictions may have similar requirements and any funds we use for ADA or similar compliance may affect cash available for distributions and the amount of distributions to our stockholders.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

If any of our properties has or develops mold we may be required to undertake a costly program to remediate, contain or remove the mold. Mold growth may occur when moisture accumulates in buildings or on building materials. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing because exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. We may become liable to our tenants, their employees and others if property damage or health concerns arise, all of which could have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

If we set aside insufficient working capital reserves, we may be required to defer necessary or desirable property improvements.

If we do not establish sufficient reserves for working capital to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our properties. If we defer such improvements, the applicable properties may decline in value, it may be more difficult for us to attract or retain tenants to such properties or the amount of rent we can charge at such properties may decrease.

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. An investment in our common stock will therefore be subject to greater risk to the extent that we lack a geographically diversified portfolio. Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets.

Risks related to the development of real properties may have an adverse effect on our results of operations and returns to our stockholders.

We may invest in properties on which improvements are to be constructed or completed. If we do we will be subject to the risks associated with development and construction activities including the following:

•	Long periods of time may elapse between the commencement and the completion of our projects;

•	Our original estimates may not be accurate and our actual construction and development costs may exceed those estimates;

•	The developer/builder may be prohibited from indexing costs to inflation indices prevailing in the industry, or from indexing receivables;

•	The level of interest of potential tenants for a recently launched development may be low;

•	Construction materials and equipment may be unavailable or cost more than expected due to changes in supply and demand;

•	Construction and sales may not be completed on time, resulting in a cost increase;

•	We may not be able to acquire or we may pay too much for the land we acquire for new developments or properties;

•	Labor may be in limited availability; and

•	Changes in tax, real estate and zoning laws may be unfavorable to us.

In addition, our reputation and the construction quality of our real estate developments, whether operated individually or through partnerships, may be determining factors for our ability to lease space and grow. The timely delivery of real estate projects and the quality of our developments, however, depend on certain factors beyond our full control, including the quality and timeliness of construction materials delivered to us and the technical capabilities of our contractor. If one or more problems affect our real estate developments, our reputation and future performance may be negatively affected and we may be exposed to civil liability.

We depend on a variety of factors outside of our control to build, develop and operate real estate projects. These factors include, among others, the availability of market resources for financing, land acquisition and project development. Any scarcity of market resources, including human capital, may decrease our development capacity due to either difficulty in obtaining credit for land acquisition or construction financing or a need to reduce the pace of our growth. The combination of these risks may adversely affect our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

Delays in the development and construction of real properties may have adverse effects on portfolio diversification, results of operations and returns to our stockholders.

If we invest in properties on which improvements are to be constructed or completed and we experience delays in the development of our real properties, such delay, could adversely affect our stockholders’ returns. When properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months or longer to complete construction, to rent available space, and for rent payments to commence. Therefore, we may not receive any income from these properties and our ability to pay distributions to our stockholders could suffer. If we are delayed in the completion of any such construction project, our tenants may have the right to terminate preconstruction leases for space at such newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to pay for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of the real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

Retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant.

We may acquire retail properties in the future. Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

If we acquire retail properties, we may be restricted from re-leasing space.

Most leases with retail tenants contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property.

The opening of new competing assets near the retail or other assets that we acquire may require unplanned investments and may hinder our ability to renew our leases or to lease to new tenants, which could adversely affect us.

The construction of a new development in the areas surrounding any of our assets, including by affiliates, may affect our ability to lease space under favorable conditions. The arrival of new competitors in the immediate trade areas where we operate could require unplanned investments in our assets, which may adversely affect us.

We may also have difficulty in renewing leases or in leasing to new tenants, which may lead to a reduction in our cash flow and operating income, since the proximity of new competitors could divert existing or new tenants to such competitors, resulting in vacancies.

If we acquire hospitality or leisure properties, we will depend on others to manage those facilities.

In order to qualify as a REIT, we will not be able to operate any hospitality or leisure properties that we acquire or participate in the decisions affecting the daily operations of these properties. We will lease any hospitality or leisure properties we acquire to a taxable REIT subsidiary, or TRS, in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors, potentially including Hines or its affiliates, that are not our subsidiaries or otherwise controlled by us to manage these properties. Thus, independent operators, under management agreements with our TRS, will control the daily operations of our hospitality, leisure and healthcare-related properties.

We will depend on these independent management companies to operate our hospitality or leisure properties. We will not have the authority to require these properties to be operated in a particular manner or to govern any particular aspect of the daily operations, such as establishing room rates at our hospitality or leisure properties. Thus, even if we believe our hospitality or leisure properties are being operated inefficiently or in a manner that does not result in satisfactory results, we may not be able to force the management company to change its method of operation of these properties. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement. In the event that we need to replace any management company, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected properties.

The hospitality or leisure industry is seasonal.

The hospitality or leisure industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. As a result of the seasonality of the hospitality or leisure industry, there will likely be quarterly fluctuations in results of operations of any hospitality or leisure properties that we may own. Quarterly financial results may be adversely affected by factors outside our control.

The hospitality or leisure market is highly competitive and generally subject to greater volatility than our other market segments.

The hospitality or leisure business is highly competitive and influenced by factors such as location, room rates and quality, service levels, reputation and reservation systems, among many other factors. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. This competition, along with other factors, such as over-building in the hospitality or leisure industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality or leisure properties. The demand for rooms at any hospitality or leisure properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. This volatility in room demand and occupancy rates could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.

If we purchase assets at a time when the commercial real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value.

In the past, the commercial real estate market has experienced a substantial influx of capital from investors. This substantial flow of capital, combined with significant competition for real estate, may have resulted in inflated purchase prices for such assets. To the extent we purchase real estate in the future in such an environment, we are subject to the risks that the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets if the real estate market ceases to attract the same level of capital investment in the future as it has recently attracted, or if the number of companies seeking to acquire such assets decreases. If any of these circumstances occur or the values of our investments are otherwise negatively affected, the value of an investment in our common stock may be lower.

Risks Related to Investments in Debt

Hines does not have substantial experience investing in mortgage, mezzanine, bridge or construction loans, B Notes, securitized debt or other debt related to properties in which we may invest which could adversely affect our return on our loan investments.

We may make investments in mortgage, mezzanine, bridge or construction loans, B-Notes, securitized debt or other debt related to properties if our Advisor determines that it is advantageous to us due to the state of the real estate market or in order to diversify our investment portfolio. However neither our Advisor nor any of its affiliates has any substantial experience investing in these types of loans and we may not have the expertise necessary to maximize the return on our investment in these types of loans.

If we make or invest in loans, our loans may be impacted by unfavorable real estate market conditions, which could decrease the value of our loan investments.

If we make or invest in loans, we will be at risk of defaults by the borrowers on those loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We may invest in unsecured loans. Even with respect to loans secured by real property, we will not know whether the values of the properties securing the loans will remain at the levels existing on the dates of origination of the loans. If the values of such underlying properties drop, our risk will increase with respect to secured loans because of the lower value of the security associated with such loans.

If we make or invest in loans, our loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates as well as the value of the loans in the event we sell the loans.

If we invest in fixed-rate, long-term loans and interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in variable interest rate loans, if interest rates decrease, our revenues will likewise decrease. Finally, if interest rates increase, the value of loans we own at such time would decrease which would lower the proceeds we would receive in the event we sell such assets.

Delays in liquidating defaulted loans could reduce our investment returns.

If there are defaults under our loans secured by real property, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the secured property or to obtain proceeds sufficient to repay all amounts due to us on the loan.

We may make or invest in mezzanine loans, which involve greater risks of loss than senior loans secured by real properties.

We may make or invest in mezzanine loans that generally take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of an entity that directly or indirectly owns real property. These types of investments involve a higher degree of risk than long-term senior mortgage loans secured by real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our mezzanine loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than traditional mortgage loans, resulting in less equity in the real property and increasing our risk of loss of principal.

We may invest in B-Notes which are subject to additional risks as a result of the privately negotiated structure and terms of such transactions which may result in losses.

We may invest in B-Notes, which are typically secured by a first mortgage on a single large commercial property or group of related properties and subordinated to an A-Note secured by the same first mortgage on the same collateral. If a borrower defaults on a B-Note, A-Note holders would be paid first and there may not be sufficient funds remaining to repay us and other B-Note holders. B-Notes can vary in their structural characteristics and risks because each transaction is privately negotiated. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Moreover, because B-Notes are typically secured by a single property or group of related properties, such investments may not be as diversified as investments secured by a pool of properties and therefore may be subject to increased risks.

Bridge loans may involve a greater risk of loss than conventional mortgage loans.

We may provide bridge loans secured by first lien mortgages on properties to borrowers who are typically seeking short-term capital in connection with acquisitions, developments or refinancings of real estate. In connection with such investments, there is a risk that the borrower may not achieve its investment objectives and that we may therefore not recover some or all of our investment in such bridge loans. For example, if we provide a bridge loan to a borrower who has identified an undervalued asset, either due to mismanagement of the underlying assets or as a result of what the borrowers deems to be a recovering market, and the market in which such asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. If the borrower is unable to obtain permanent financing to repay our bridge loan, we may lose some or all of our investment. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event we make a bridge loan to a borrower who defaults, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans, it could adversely impact our business, results of operations, cash flows and financial ability and our ability to make distributions to our stockholders and value of their investment.

Non-conforming and non-investment grade loans are subject to an increased risk of loss.

Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as “non-investment grade.” Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. Therefore, non-conforming and investment loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may adversely impact our business, results of operations, cash flows and financial ability and our ability to make distributions to our stockholders and value of their investment.

We may invest in commercial mortgage-backed securities, or CMBS, which are subject to all of the risks of the underlying mortgage loans and the additional risks of the securitization process.

CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties.

The securitization process CMBS go through may also result in additional risks. Generally, CMBS are issued in classes similar to mortgage loans. To the extent that we invest in a subordinate class, we will be paid interest only to the extent that there are funds available after paying the senior classes. To the extent the collateral pool includes delinquent loans, subordinate classes will likely not be fully paid and may not be paid at all. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated. Further, the ratings assigned to any particular class of CMBS may not ultimately prove to be accurate. Thus, any particular class of CMBS may be riskier and more volatile than the rating assigned to such security which may result in the returns on any such CMBS investment to be less than anticipated.

Our debt investments may be considered illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

The debt investments we may make in connection with privately negotiated transactions may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine loans we may purchase in the future will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.

Risks Related to International Investments

We are subject to additional risks from our international investments.

We expect to purchase real estate investments located in, or related to assets located in, the United States and internationally, and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following additional risks:

•	the burden of complying with a wide variety of foreign laws;

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws;

•
existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

•	general political and economic instability in certain regions;

•	the potential difficulty of enforcing obligations in other countries; and

•	Hines’ limited experience and expertise in foreign countries relative to its experience and expertise in the United States.

Investments in properties or other real estate investments outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.

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

Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.

Inflation in foreign countries, along with government measures to curb inflation, may have an adverse effect on our investments.

Certain countries have in the past experienced extremely high rates of inflation. Inflation, along with governmental measures to curb inflation, coupled with public speculation about possible future governmental measures to be adopted, has had significant negative effects on the certain international economies in the past and this could occur again in the future. The introduction of governmental policies to curb inflation can have an adverse effect on our business. High inflation in the countries in which we purchase real estate or make other investments could increase our expenses and we may not be able to pass these increased costs onto our tenants.

Lack of compliance with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including potential competitors, are not subject to these prohibitions. Fraudulent practices, including corruption, extortion, bribery, pay-offs, theft and others, occur from time-to-time in countries in which we may do business. If people acting on our behalf or at our request are found to have engaged in such practices, severe penalties and other consequences could be imposed on us that may have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

Risks Related to Organizational Structure

Any interest in Hines Global will be diluted by the Special OP Units and any other OP Units in the Operating Partnership and any interest in Hines Global may be diluted if we issue additional shares.

Hines Global owned a 0.6% general partner interest in the Operating Partnership as of December 31, 2009. Hines Global REIT Associates Limited Partnership owns the Special OP Units in the Operating Partnership, which were issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of these interests. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

Stockholders do not have preemptive rights to acquire any shares issued by us in the future. Therefore, investors purchasing our common shares in the Offering may experience dilution of their equity investment if we:

•	sell shares in the Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan;

•	sell securities that are convertible into shares, such as OP Units;

•	at the option of our Advisor, issue OP Units to pay for certain fees;

•	issue OP Units or common shares to our Advisor or affiliates in exchange for advances or deferrals of fees;

•	issue shares in a private offering; or

•	issue shares to sellers of properties acquired by us in connection with an exchange of partnership units from the Operating Partnership.

The repurchase of interests in the Operating Partnership held by Hines and its affiliates (including the Special OP Units and other OP Units) as required in our Advisory Agreement may discourage a takeover attempt.

Under certain circumstances, including, a merger, consolidation or sale of substantially all of our assets or any similar transaction, a transaction pursuant to which a majority of our board of directors then in office are replaced or removed, or the termination or non-renewal of our Advisory Agreement under various circumstances, at the election of Hines or its affiliates, the Operating Partnership is required to purchase the Special OP Units and any OP Units that Hines or its affiliates own for cash (or, in certain cases, a promissory note) or our shares, at the election of the holder. These rights may deter these types of transactions which may limit the opportunity for stockholders to receive a premium for their common shares that might otherwise exist if an investor attempted to acquire us.

Hines’ ability to cause the Operating Partnership to purchase the Special OP Units and any other OP Units that it or its affiliates hold in connection with the termination of our Advisory Agreement may deter us from terminating our Advisory Agreement.

Under certain circumstances, if we are not advised by an entity affiliated with Hines, Hines or its affiliates may cause the Operating Partnership to purchase some or all of the Special OP Units or any other OP Units then held by such entities. Under these circumstances if the amount necessary to purchase Hines’ and its affiliates’ interests in the Operating Partnership is substantial, these rights could discourage or deter us from terminating our Advisory Agreement under circumstances in which we would otherwise do so.

We may issue preferred shares or separate classes or series of common shares, which issuance could adversely affect the holders of our common shares.

We may issue, without stockholder approval, preferred shares or a class or series of common shares with rights that could adversely affect the holders of our common shares. Upon the affirmative vote of a majority of our directors (including, in the case of preferred shares, a majority of our independent directors), our articles authorize our board of directors (without any further action by our stockholders) to issue preferred shares or common shares in one or more classes or series, and to fix the voting rights (subject to certain limitations), liquidation preferences, distribution rates, conversion rights, redemption rights and terms, including sinking fund provisions, and certain other rights and preferences with respect to such classes or series of shares. If we ever create and issue preferred shares with a distribution preference over common shares, payment of any distribution preferences of outstanding preferred shares would reduce the amount of funds available for the payment of distributions on the common shares. Further, holders of preferred shares are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. We could also designate and issue shares in a class or series of common shares with similar rights. In addition, under certain circumstances, the issuance of preferred shares or a separate class or series of common shares may render more difficult or tend to discourage:

•	a merger, tender offer or proxy contest;

•	the assumption of control by a holder of a large block of our securities; and/or

•	the removal of incumbent management.

Our board of directors determines our major policies and operations which increases the uncertainties faced by our stockholders.

Our board of directors determines our major policies, including our policies regarding acquisitions, dispositions, financing, growth, debt capitalization, REIT qualification, redemptions and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our articles, our stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and the inability of our stockholders to exert control over those policies increases the uncertainty and risks they face, especially if our board of directors and our stockholders disagree as to what course of action is in the best interests of our stockholders.

The ownership limit in our articles may discourage a takeover attempt.

Our articles provide that no holder of shares, other than any person to whom our board of directors grants an exemption, may directly or indirectly own more than 9.9% of the number or value, whichever is more restrictive, of the aggregate of our outstanding shares or more than 9.9% of the number or value, whichever is more restrictive, of the outstanding shares of any class or series of our outstanding securities. This ownership limit may deter tender offers for our common shares, which offers may be attractive to our stockholders, and thus may limit the opportunity for stockholders to receive a premium for their common shares that might otherwise exist if an investor attempted to assemble a block of common shares in excess of 9.9% of the number or value, whichever is more restrictive, of the aggregate of our outstanding shares, or 9.9% in number or value, whichever is more restrictive, of the outstanding common shares or otherwise to effect a change of control in us.

We will not be afforded the protection of the Maryland General Corporation Law relating to business combinations.

Provisions of the Maryland General Corporation Law prohibit business combinations, unless prior approval of the board of directors is obtained before the person seeking the combination became an interested stockholder, with:

•	any person who beneficially owns 10% or more of the voting power of our outstanding voting shares (an “interested stockholder”);

•
any of our affiliates or associates who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares (also an “interested stockholder”); or

•	an affiliate of an interested stockholder.

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our board of directors. Because our articles contain limitations on ownership of more than 9.9% of our common shares our board of directors has adopted a resolution presently opting out of the business combinations statute. Therefore, we will not be afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our articles will provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested stockholder.

We are not registered as an investment company under the Investment Company Act, and therefore we will not be subject to the requirements imposed on an investment company by the Investment Company Act which may limit or otherwise affect our investment choices.

Hines Global, our Operating Partnership, and our subsidiaries will conduct our businesses so that we are not required to register as “investment companies” under the Investment Company Act. Although we could modify our business methods at any time, at the present time we expect that the focus of our activities will involve investments in real estate, buildings, and other assets that can be referred to as “sticks and bricks” and in other real estate investments and will otherwise be considered to be in the real estate business.

Companies subject to the Investment Company Act are required to comply with a variety of substantive requirements such as requirements relating to:

•	limitations on the capital structure of the entity;

•	restrictions on certain investments;

•	prohibitions on transactions with affiliated entities; and

•	public reporting disclosures, record keeping, voting procedures, proxy disclosure and similar corporate governance rules and regulations.

These and other requirements are intended to provide benefits or protections to security holders of investment companies. Because we and our subsidiaries do not expect to be subject to these requirements, our stockholders will not be entitled to these benefits or protections. It is our policy to operate in a manner that will not require us to register as an investment company, and we do not expect to register as an “investment company” under the Investment Company Act.

Whether a company is an investment company can involve analysis of complex laws, regulations and Securities and Exchange Commission, or SEC, staff interpretations. Hines Global and the Operating Partnership intend to conduct operations so as not to become subject to regulation as an investment company under the Investment Company Act. So long as Hines Global conducts its businesses through its Operating Partnership and its wholly owned or majority-owned subsidiaries that are not investment companies and none of Hines Global, the Operating Partnership and the wholly owned or majority-owned subsidiaries hold themselves out as being engaged primarily in the business of investing in securities, Hines Global will not have to register. The securities issued by any subsidiary that is excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities its parent may own, may not have a combined value in excess of 40% of the value of the parent entity’s total assets on an unconsolidated basis (which we refer to as the 40% test). We do not expect that we, the Operating Partnership, or other subsidiaries will be an investment company because we will seek to assure that holdings of investment securities in any entity will not exceed 40% of the total assets of that entity as defined in the Investment Company Act. In order to operate in compliance with that standard, each entity may be required to conduct its business in a manner that takes account of these provisions. We, our Operating Partnership, or a subsidiary could be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain. In addition, we may also have to forgo opportunities to acquire certain investments or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase. For example, these restrictions will limit the ability of our subsidiaries to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain ABS and real estate companies or in assets not related to real estate.

Certain of the subsidiaries that we may form in the future could seek to rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of that Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of that entity’s portfolio must be comprised of qualifying assets and at least another 25% of each of their portfolios must be comprised of real estate-related assets under the Investment Company Act (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool Agency RMBS, that the SEC staff in various no-action letters has determined are the functional equivalent of mortgage loans for the purposes of the Investment Company Act. We intend to treat as real estate-related assets non-Agency RMBS, CMBS, debt and equity securities of companies primarily engaged in real estate businesses, agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets.

We may in the future organize one or more subsidiaries that seek to rely on the Investment Company Act exemption provided to certain structured financing vehicles by Rule 3a-7. To the extent that we organize subsidiaries that rely on Rule 3a-7 for an exemption from the Investment Company Act, these subsidiaries will need to comply with the restrictions contained in this Rule. In general, Rule 3a-7 exempts from the Investment Company Act issuers that limit their activities as follows:

•	the issuer issues securities the payment of which depends primarily on the cash flow from “eligible assets”;

•
the securities sold are fixed income securities rated investment grade by at least one rating agency (fixed income securities which are unrated or rated below investment grade may be sold to institutional accredited investors and any securities may be sold to “qualified institutional buyers” and to persons involved in the organization or operation of the issuer);

•
the issuer acquires and disposes of eligible assets (1) only in accordance with the agreements pursuant to which the securities are issued, (2) so that the acquisition or disposition does not result in a downgrading of the issuer’s fixed income securities and (3) the eligible assets are not acquired or disposed of for the primary purpose of recognizing gains or decreasing losses resulting from market value changes; and

•
unless the issuer is issuing only commercial paper, the issuer appoints an independent trustee, takes reasonable steps to transfer to the trustee an ownership or perfected security interest in the eligible assets, and meets rating agency requirements for commingling of cash flows.

In addition, in certain circumstances, compliance with Rule 3a-7 may also require, among other things, that the indenture governing the subsidiary include additional limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the level of transactions that may occur. In light of the requirements of Rule 3a-7, our ability to manage assets held in a special purpose subsidiary that complies with Rule 3a-7 will be limited and we may not be able to purchase or sell assets owned by that subsidiary when we would otherwise desire to do so, which could lead to losses.

There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including actions by the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon such exclusions, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

Even if some interests in other entities were deemed to be investment securities, so long as investment securities do not comprise more than 40% of an entity’s assets, the entity will not be required to register as an investment company. If an entity held investment securities and the value of these securities exceeded 40% of the value of its total assets, and no exemption from registration was available, then that entity might be required to register as an investment company. If we own assets that qualify as “investment securities” as such term is defined under the Investment Company Act and the value of such assets exceeds 40% of the value of our total assets, we could be deemed to be an investment company. In that case we would have to qualify for an exemption from registration as an investment company in order to operate without registering as an investment company.

If Hines Global or the Operating Partnership is required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce our stockholders’ investment return or impair our ability to conduct our business as planned.

If we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, criminal and civil actions could be brought against us, some of our contracts might be unenforceable, unless a court were to direct enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

If we internalize our management functions, we could incur adverse effects on our business and financial condition, including significant costs associated with becoming and being self-managed and the percentage of our outstanding common stock owned by our stockholders could be reduced.

If we seek to list our shares on an exchange as a way of providing our stockholders with a liquidity event, we may consider internalizing the functions performed for us by our Advisor. An internalization could take many forms, for example, we may hire our own group of executives and other employees or we may acquire our Advisor or its respective assets including its existing workforce. Any internalization could result in significant payments, including in the form of our stock, to the owners of our Advisor as compensation, which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in Hines. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example we may not realize the perceived benefits because of: (i) the costs of being self-managed; (ii) our inability to effectively integrate a new staff of managers and employees; or (iii) our inability to properly replicate the services provided previously by our Advisor or its affiliates. Additionally, internalization transactions have also, in some cases, been the subject of litigation and even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in real estate investments or to pay distributions. In connection with any such internalization transaction, a special committee consisting of our independent directors will be appointed to evaluate the transaction and to determine whether a fairness opinion should be obtained.

Risks Related to Potential Conflicts of Interest

We compete with affiliates of Hines for real estate investment opportunities and some of these affiliates have preferential rights to accept or reject certain investment opportunities in advance of our right to accept or reject such opportunities.

Hines has existing real estate joint ventures, funds and programs, which we collectively refer to as investment vehicles, with investment objectives and strategies similar to ours. Because we compete with these investment vehicles for investment opportunities, Hines faces conflicts of interest in allocating investment opportunities between us and these other investment vehicles. We have limited rights to specific investment opportunities located by Hines. Some of these entities have a priority right over other Hines investment vehicles, including us, to accept investment opportunities that meet certain defined investment criteria. Because we and other Hines investment vehicles rely on Hines to present us with investment opportunities, these rights will reduce our investment opportunities. We therefore may not be able to invest in, or we may only invest indirectly with or through another Hines affiliated investment vehicles in, certain investments we otherwise would make directly. To the extent we invest in opportunities with another investment vehicles affiliated with Hines, we may not have the control over such investment we would otherwise have if we owned all of or otherwise controlled such assets.

We have limited rights to specific investment opportunities located by Hines. Our right to participate in Hines’ investment allocation process will terminate once we have fully invested the proceeds of the Offering or if we are no longer advised by an affiliate of Hines. For investment opportunities not covered by this allocation procedure, Hines will decide in its discretion, subject to any priority rights it grants or has granted to other Hines-managed or otherwise affiliated investment vehicles, how to allocate such opportunities among us, Hines and other investment vehicles. Because we do not have a right to accept or reject any investment opportunities before Hines or one or more Hines investment vehicles have the right to accept such opportunities, and are otherwise subject to Hines’ discretion as to the investment opportunities we will receive, we may not be able to review and/or invest in opportunities which we would otherwise pursue if we were the only investment vehicles sponsored by Hines or had a priority right in regard to such investments. We are subject to the risk that, as a result of the conflicts of interest between Hines, us and other investment vehicles sponsored or managed by or affiliated with Hines, and the priority rights Hines has granted or may in the future grant to any such other investment vehicles, we may not be offered favorable investment opportunities located by Hines when it would otherwise be in our best interest to accept such investment opportunities, and our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment may be adversely impacted thereby.

We may compete with other investment vehicles affiliated with Hines for tenants.

Hines and its affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate projects. Hines or its affiliates own and/or manage properties in most if not all geographical areas in which we expect to acquire interests in real estate assets. Therefore, our properties compete for tenants with other properties owned and/or managed by Hines and its affiliates. Hines may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by Hines and its affiliates and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

Employees of our Advisor and Hines will face conflicts of interest relating to time management and allocation of resources and investment opportunities.

We do not have employees. Pursuant to a contract with Hines, we rely on employees of Hines and its affiliates to manage and operate our business and they are contractually bound to devote the time and attention reasonably necessary to conduct our business in an appropriate manner. Our officers and the officers and employees of our Advisor, Hines and its affiliates hold similar positions in numerous entities and they may from time to time allocate more of their time to service the needs of such entities than they allocate to servicing our needs. Hines is not restricted from acquiring, developing, operating, managing, leasing or selling real estate through entities other than us and Hines will continue to be actively involved in real estate operations and activities other than our operations and activities. Hines currently controls and/or operates other entities that own properties in many of the markets in which we will seek to invest. Hines spends a material amount of time managing these properties and other assets unrelated to our business. We lack the ability to manage it without the time and attention of Hines’ employees.

Hines and its affiliates are general partners and sponsors of other investment vehicles having investment objectives and legal and financial obligations similar to ours. Because Hines and its affiliates have interests in other investment vehicles and also engage in other business activities, they may have conflicts of interest in allocating their time and resources among our business and these other activities. Our officers and directors, as well as those of our Advisor, own equity interests in entities affiliated with Hines from which we may buy properties. These individuals may make substantial profits in connection with such transactions, which could result in conflicts of interest. Likewise, such individuals could make substantial profits as the result of investment opportunities allocated to entities affiliated with Hines other than us. As a result of these interests, they could pursue transactions that may not be in our best interest.

Also, if Hines suffers financial or operational problems as the result of any of its activities, whether or not related to our business, its ability to operate our business could be adversely impacted. During times of intense activity in other investment vehicles, they may devote less time and resources to our business than is necessary or desirable.

Hines may face conflicts of interest if it sells properties it acquires or develops to us.

We may in the future acquire properties from Hines and affiliates of Hines. We may acquire properties Hines currently owns or hereafter acquires from third parties. Hines may also develop properties and then sell the completed properties to us. Similarly, we may provide development loans to Hines in connection with these developments. Hines, its affiliates and its employees (including our officers and directors) may make substantial profits in connection with such transactions. We must follow certain procedures when purchasing assets from Hines and its affiliates. Hines may owe fiduciary and/or other duties to the selling entity in these transactions and conflicts of interest between us and the selling entities could exist in such transactions. Because we are relying on Hines, these conflicts could result in transactions based on terms that are less favorable to us than we would receive from a third party.

Hines may face a conflict of interest when determining whether we should dispose of any property we own that is managed by Hines because Hines may lose fees associated with the management of the property.

We expect that Hines will manage many of the properties we acquire directly as well as many of the properties in which we acquire an indirect interest should we invest in other Hines affiliated entities. Because Hines receives significant fees for managing these properties, it may face a conflict of interest when determining whether we should sell properties under circumstances where Hines would no longer manage the property after the transaction. As a result of this conflict of interest, we may not dispose of properties when it would be in our best interests to do so.

Hines may face conflicts of interest in connection with the management of our day-to-day operations and in the enforcement of agreements between Hines and its affiliates.

Hines and our Advisor manage our day-to-day operations and properties pursuant to an advisory agreement. This agreement was not negotiated at arm’s length and certain fees payable by us under such agreement are paid regardless of our performance.

Hines and its affiliates may be in a conflict of interest position as to matters relating to this agreement. Examples include the computation of fees and reimbursements under such agreements, the enforcement, renewal and/or termination of the agreements and the priority of payments to third parties as opposed to amounts paid to affiliates of Hines. These fees may be higher than fees charged by third parties in an arm’s-length transaction as a result of these conflicts.

Certain of our officers and directors face conflicts of interest relating to the positions they hold with other entities.

All of our officers and non-independent directors are also officers and directors of our Advisor and/or other entities controlled by Hines. Some of these entities may compete with us for investment and leasing opportunities. These personnel owe fiduciary duties to these other entities and their security holders and these duties may from time to time conflict with the fiduciary duties such individuals owe to us and our stockholders. For example, conflicts of interest adversely affecting our investment decisions could arise in decisions or activities related to:

•	the allocation of new investments among us and other entities operated by Hines;

•	the allocation of time and resources among us and other entities operated by Hines;

•	the timing and terms of the investment in or sale of an asset;

•	investments with Hines and affiliates of Hines;

•	the compensation paid to our Advisor; and

•	our relationship with Hines in the management of our properties.

These conflicts of interest may also be impacted by the fact that such individuals may have compensation structures tied to the performance of such other entities controlled by Hines and these compensation structures may potentially provide for greater remuneration in the event an investment opportunity is presented to a Hines affiliate rather than us.

Our officers and directors have limited liability.

Generally, we are obligated under our articles to indemnify our officers and directors against certain liabilities incurred in connection with their services. We have entered into indemnification agreements with each of our officers and directors. Pursuant to these indemnification agreements we have generally agreed to indemnify our officers and directors for any such liabilities that they incur. These indemnification agreements, as well as the indemnification provisions in our articles, could limit our ability and the ability of our stockholders to effectively take action against our officers and directors arising from their service to us. In addition, there could be a potential reduction in distributions resulting from our payment of premiums associated with insurance or payments of a defense, settlement or claim.

Our UPREIT structure may result in potential conflicts of interest.

Persons holding OP Units have the right to vote on certain amendments to the Agreement of Limited Partnership of the Operating Partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of the Operating Partnership, we will be obligated to act in a manner that is in the best interest of all partners of the Operating Partnership. Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our stockholders.

Risks Related to Taxes

If we fail to qualify as a REIT, our operations and our ability to pay distributions to our stockholders would be adversely impacted.

We intend to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ended on December 31, 2009. We have received the opinion of our U.S. federal income tax counsel, Greenberg Traurig, LLP, in connection with the Offering and with respect to our qualification as a REIT, although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income and is not binding on the Internal Revenue Service or any court. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

Investments in foreign real property may be subject to foreign currency gains and losses. Foreign currency gains may not be qualifying income for purposes of the REIT income requirements. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. We may not be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal and other taxes on our income as a result of foreign currency gains.

If we were to fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to our stockholders when computing our taxable income;

•	we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•	our cash available for distribution would be reduced and we would have less cash to distribute to our stockholders; and

•	we might be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of our disqualification.

If the Operating Partnership is classified as a “publicly traded partnership” under the Code, our operations and our ability to pay distributions to our stockholders could be adversely affected.

We believe that the Operating Partnership will be treated as a partnership, and not as an association or a publicly traded partnership for federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or repurchase of partnership units in the Operating Partnership. However, if the Internal Revenue Service made the determination that the Operating Partnership should be taxed as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute non-deductable distributions in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT and the imposition of a corporate tax on the Operating Partnership would reduce our amount of cash available for distribution to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distribution distributions with respect to our common shares nor gain from the sale of common shares should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•
part of the income and gain recognized by certain qualified employee pension trusts with respect to our common shares may be treated as unrelated business taxable income if our stock is predominately held by qualified employee pension trusts, we are required to rely on a special look through rule for purposes of meeting one of the REIT stock ownership tests, and we are not operated in such a manner as to otherwise avoid treatment of such income or gain as unrelated business taxable income;

•
part of the income and gain recognized by a tax exempt investor with respect to our common shares would constitute unrelated business taxable income if such investor incurs debt in order to acquire the common shares; and

•
part or all of the income or gain recognized with respect to our common shares by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

Stockholders who participate in our distribution reinvestment plan may realize taxable income without receiving cash distributions.

If our stockholders participate in the distribution reinvestment plan, they will be required to take into account, in computing their taxable income, ordinary and capital gain distribution distributions allocable to shares they own, even though they receive no cash because such distributions and/or distributions are reinvested. In addition, the difference between the public offering price of our shares and the amount paid for shares purchased pursuant to our distribution reinvestment plan may be deemed to be taxable as income to participants in the plan.

Foreign investors may be subject to FIRPTA tax on sale of common shares if we are unable to qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our common shares would be subject to FIRPTA tax, unless our common shares were traded on an established securities exchange and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common shares.

In certain circumstances, we may be subject to federal and state income taxes as a REIT or other state or local income taxes, which would reduce our cash available to pay distributions to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid paying federal income tax and/or the 4% excise tax that generally applies to income retained by a REIT. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the Operating Partnership or at the level of the other companies through which we indirectly own our assets.

Entities through which we hold foreign real estate investments are, in most cases, subject to foreign taxes, notwithstanding our status as a REIT.

Even if we maintain our status as a REIT, entities through which we hold investments in assets located outside the United States will, in most cases, be subject to income taxation by jurisdictions in which such assets are located. Our cash available for distribution to our stockholders will be reduced by any such foreign income taxes.

Recently enacted tax legislation may make REIT investments comparatively less attractive than investments in other corporate entities.

Under current law, qualifying corporate distributions received by individuals prior to 2011 are subject to tax at a maximum rate of 15%. This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) paid by us to individual investors will generally be subject to the federal income tax rates that are otherwise applicable to ordinary income which currently are as high as 39.6%. This law change may make an investment in our common shares comparatively less attractive relative to an investment in the shares of other corporate entities which pay distributions that are not formed as REITs.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real properties and lease them back to the sellers of such properties. We will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, but cannot assure our stockholders that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. We might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization if a sale-leaseback transaction were so recharacterized. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

Investments in other REITs and real estate partnerships could subject us to the tax risks associated with the tax status of such entities.

We may invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation. Failure to qualify as a REIT may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

We must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets in order to ensure our qualification as a REIT. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

The failure of a mezzanine loan or any other loan which is not secured by a mortgage on real property to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

The Internal Revenue Service has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the Internal Revenue Service will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT. Similarly any other loan which we make which is not secured by a mortgage on real property may fail to qualify as a real estate asset for purposes of the Federal Income tax REIT qualification tests and therefore could adversely affect our ability to qualify as a REIT.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge our stockholders to consult with their own tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Risks Related to ERISA

If our assets are deemed to be ERISA plan assets, our Advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. If our Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, potential investors should consult with their legal and other advisors concerning the impact of ERISA and the Code on such investors’ investment and our performance.

There are special considerations that apply to pension or profit sharing trusts or IRAs investing in our common stock.

If a stockholder is investing the assets of an IRA, pension, profit sharing, 401(k), Keogh or other qualified retirement plan, they should satisfy themselves that:

•	Their investment is consistent with their fiduciary obligations under ERISA and the Code;

•	Their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	Their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	Their investment will not impair the liquidity of the plan or IRA;

•	Their investment will not produce “unrelated business taxable income” for the plan or IRA;

•	They will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	Their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Investment Risks

We have no prior operating history or established financing sources, and the prior performance of other Hines affiliated entities may not be a good measure of our future results; therefore there is a higher risk that we will not be able to achieve our investment objectives compared to a real estate investment trust with an operating history.

We have no prior operating history or established financing sources. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with an operating history and we may not be able to achieve our investment objectives. In addition, our stockholders should not rely on the past performance of investments by other investment vehicles sponsored by Hines to predict our future results. Our investment strategy and key employees may differ from the investment strategies and key employees of our affiliates in the past, present and future.

There is no public market for our common shares; therefore, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount.

There is no public market for our common shares, and we do not expect one to develop. Additionally, our articles contain restrictions on the ownership and transfer of our shares, and these restrictions may limit the ability of our stockholders to sell their shares. If they are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay certain up-front fees and expenses, including organization and offering costs, such as issuer costs, selling commissions, and the dealer manager fee and acquisition fees and expenses in connection with our public offerings. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares, without incurring a substantial loss. Stockholders may also experience substantial losses if we dispose of our assets or in connection with a liquidation event. We cannot assure stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, prospective stockholders should consider our common shares as illiquid and a long-term investment, and they must be prepared to hold their shares for an indefinite length of time.

The Offering is a “blind-pool” offering and our stockholders do not have the opportunity to evaluate investments prior to purchasing shares of our common stock.

Our stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments prior to purchasing shares of our common stock. In addition, our investment policies and strategies are very broad and permit us to invest in all types of properties and other real estate investments. Our stockholders must rely on our Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because our stockholders cannot evaluate our investments in advance of purchasing shares of our common stock, a “blind pool” offering may entail more risk than other types of offerings. This additional risk may hinder our stockholders’ ability to achieve their personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

The Offering is being conducted on a “best efforts” basis, and the risk that we will not be able to accomplish our business objectives, and that the poor performance of a single investment will materially adversely affect our overall investment performance, will increase if only a small number of shares are purchased in the Offering.

Our common shares are being offered on a “best efforts” basis and no individual, firm or corporation has agreed to purchase any of our common shares in the Offering. If we are unable to sell all of the shares being offered in the Offering, we will likely make fewer investments, resulting in less diversification in terms of the numbers and types of investments we own and the geographic areas in which our investments or the properties underlying our investments are located which would make it more difficult for us to accomplish our business objectives. In addition, the fewer investments we make, the greater the likelihood that any single investment’s poor performance would materially adversely affect our overall investment performance.

We have and may continue to pay distributions from sources other than our cash flow from operations, including advances, deferrals or waivers of fees from our Advisor or affiliates, borrowings and/or proceeds of the Offering. The use of sources other than our cash flow from operations to fund distributions could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders’ investment.

In our initial quarters of operations, and from time to time thereafter, our cash flows from operations may be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source when we do not have sufficient cash flow from operations to fund such distributions.  We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. However, our Advisor and affiliates are under no obligation to advance funds to us or to defer or waive fees in order to support our distributions. On March 1, 2010, we funded distributions with proceeds from the Offering. If we continue to use offering proceeds to fund distributions, or if we use borrowings or deferrals or waivers of fees from our Advisor or affiliates to fund distributions, then we will have less funds available for operations and acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, and our stockholders overall return may be reduced.  In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in Hines Global.  Furthermore, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

Our organizational documents permit us to make distributions from any source and we may choose to pay distributions when we do not have sufficient cash flow from operations to fund such distributions. If we fund distributions from borrowings or the net proceeds from the Offering, we will have less funds available for acquiring properties and other investments, and our stockholders overall return may be reduced.

Payments to the holder of the Special OP Units or any other OP Units will reduce cash available for distribution to our stockholders.

An affiliate of Hines has received OP Units in return for its $190,000 contribution to the Operating Partnership. Our Advisor or its affiliates may also choose to receive OP Units in lieu of certain fees. The holders of all OP Units will be entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the OP Units will reduce the cash available for distribution to our stockholders. In addition, Hines Global REIT Associates Limited Partnership, the holder of the Special OP Units will be entitled to cash distributions, under certain circumstances, including from sales of our real estate investments, refinancings and other sources which may reduce cash available for distribution to our stockholders and may negatively affect the value of our shares of common stock. Furthermore, under certain circumstances the Special OP Units and any other OP Units held by Hines or its affiliates are required to be repurchased, in cash at the holder’s election and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, or other sources to make the payment, which will reduce cash available for distribution to our stockholders.

Our stockholders ability to have their shares redeemed is limited under our share redemption program, and if they are able to have their shares redeemed, it may be at a price that is less than the price they paid for the shares and the then-current market value of the shares.

Our share redemption program contains significant restrictions and limitations. For example, only stockholders who purchase their shares directly from us or who received their shares through a non-cash transaction, not in the secondary market, are eligible to participate, and stockholders must generally hold their shares for a minimum of one year before they can participate in our share redemption program. In addition, our share redemption program generally provides that only funds received from the prior month’s distribution reinvestment plan may be used in the subsequent month to redeem shares. Our board of directors may terminate, suspend or amend the share redemption program upon 30 days’ written notice without stockholder approval. The redemption price our stockholders may receive upon any such redemption may not be indicative of the price our stockholders would receive if our shares were actively traded or if we were liquidated, and our stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program or to third parties at a price that reflects the then current market value of the shares or at all.

If we are only able to sell a small number of shares in the Offering, our fixed operating expenses such as general and administrative expenses would be higher (as a percentage of gross income) than if we are able to sell a greater number of shares which would have a material adverse effect on our profitability and therefore decrease our ability to pay distributions to our stockholders and the value of their investment.

We incur certain fixed operating expenses in connection with our operations, such as costs incurred to secure insurance for our directors and officers and certain offering and organizational expenses, regardless of our size. To the extent we sell fewer than the maximum number of shares offered, these expenses will represent a greater percentage of our gross income and, correspondingly, would have a greater proportionate adverse impact on our profitability which would decrease our ability to pay distributions to our stockholders and the value of their investment.

Our stockholders will not have the benefit of an independent due diligence review in connection with the Offering and, if a conflict of interest arises between us and Hines, we may incur additional fees and expenses.

Because our Advisor and our Dealer Manager are affiliates of Hines, our stockholders will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with a securities offering. In addition, Greenberg Traurig, LLP has acted as counsel to us, our Advisor and our Dealer Manager in connection with the Offering and, therefore, investors will not have the benefit of a due diligence review and investigation that might otherwise be performed by independent counsel which increases the risk of their investment. If any situation arises in which our interests are in conflict with those of our Dealer Manager or its affiliates, and we are required to retain additional counsel, we will incur additional fees and expenses.

The fees we pay in connection with the Offering and the agreements entered into with Hines and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to our Advisor, Dealer Manager, Hines and other affiliates for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Hines and its affiliates, including our Advisor and us, were not negotiated at arm’s-length. Such agreements include our Advisory Agreement, our Dealer Manager Agreement, and any property management and leasing agreements. A third party unaffiliated with Hines may be willing and able to provide certain services to us at a lower price.

We will pay substantial compensation to Hines, our Advisor and their affiliates, which may be increased during the Offering or future offerings by our independent directors.

Subject to limitations in our articles, the fees, compensation, income, expense reimbursements, interests and other payments payable to Hines, our Advisor and their affiliates may increase during the Offering or in the future if such increase is approved by a majority of our independent directors.

We will pay our Advisor a fee on any debt financing made available to us, whether or not we utilize all or any portion of such debt financing; therefore our Advisor will have a conflict of interest in recommending whether, and in what amount, we should obtain debt financing.

We will pay our Advisor a debt financing fee equal to 1.0% of the amount obtained under any property loan or made available under any other debt financing obtained by us. We will pay the debt financing fee on the aggregate amount available to us under any such debt financing, irrespective of whether any amounts are drawn down. Because of this, our Advisor will have a conflict in recommending when to obtain debt financing and the amount to be made available thereunder.

We do not, and do not expect to, have research analysts reviewing our performance.

We do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, our stockholders will not have an independent review of our performance and the value of our common stock relative to publicly traded companies.

Our stockholders may experience dilution.

Our stockholders do not have preemptive rights. If we engage in a subsequent offering of common shares or securities convertible into common shares, issue additional shares pursuant to our distribution reinvestment plan or otherwise issue additional shares, investors who purchase shares in the Offering who do not participate in those other stock issuances will experience dilution in their percentage ownership of our outstanding shares. Furthermore, stockholders may experience a dilution in the value of their shares depending on the terms and pricing of any share issuances (including the shares being sold in the Offering) and the value of our assets at the time of issuance.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

On March 5, 2010, we entered into a contract to acquire Hock Plaza, a 12-story office building located in the North Durham submarket of Durham, North Carolina. Hock Plaza consists of 327,160 square feet of rentable area that is 98% leased. The contract purchase price for Hock Plaza is expected to be approximately $98.3 million, exclusive of transaction costs, financing fees and working capital reserves. We expect to fund the acquisition using proceeds from our current public offering and the assumption of an existing $80 million mortgage loan. The mortgage loan matures in December 2015 and has a fixed interest rate of 5.58%. We expect the closing of this acquisition to occur in June 2010, subject to a number of closing conditions. There is no guarantee that this acquisition will be consummated, and, if we elect not to close on the acquisition of Hock Plaza, we will forfeit our $5.0 million of earnest money deposits. We have not entered into any other contracts to purchase real estate investments as of March 30, 2010.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 30, 2010, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Pursuant to the terms of the Offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Unless and until our shares are listed on a national securities exchange, and there are no present plans to do so, it is not expected that a public market for the shares will develop.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in the Offering, in an effort to comply with FINRA Rule 5110, we disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we plan to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of a share of our common stock is estimated to be $10.00 per share. The basis for this estimated valuation is the fact that the price paid to acquire a share in the Offering is $10.00.  Although this estimated value is the price paid to acquire a share in our Offering, this estimated value is not likely to reflect the proceeds our stockholders would receive upon our liquidation or upon the sale of our stockholders' shares because (i) these estimates are not designed to reflect the price at which properties and other assets can be sold; (ii)  our proceeds invested in real estate are reduced by fees such as the commissions, dealer-manager fee and issuer costs associated with the Offering; (iii) no public market for our shares exists or is likely to develop and (iv) the per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.

For up to 18 months after the Offering or any subsequent offerings of our shares (other than offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership), we may use the offering price of shares in our most recent offering as the estimated value of a share of our common stock (unless we have sold assets and made special distributions to stockholders of net proceeds from such sales, in which case the estimated value of a share of our common stock will equal the offering price less the amount of those special distributions constituting a return of capital.)

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year in an amount equal to at least 90% of our net ordinary taxable income (capital gains are not required to be distributed). With the authorization of our board of directors, we declared distributions for the period from October 20, 2009 through June 30, 2010. These distributions are calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day, which, based on a purchase price of $10 per share, would equate to a 7% annualized distribution rate if it were maintained every day for a twelve-month period.  Distributions for the period from October 20, 2009 through February 28, 2010 were paid on March 1, 2010. Distributions for the months of March 2010 through June 2010 will be paid on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. As we have not yet made our first real estate investment, the distributions paid on March 1, 2010 were paid using proceeds from the Offering.

Distributions to stockholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a distribution and reduce the stockholders’ basis in our common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, it will generally be treated as a capital gain. The Company annually notifies stockholders of the taxability of distributions paid during the preceding year. During the year ended December 31, 2009 we did not pay any distributions.

Recent Sales of Unregistered Securities

We issued 1,111.111 common shares to Hines Global REIT Investor Limited Partnership, in exchange for an investment of $10,000 in connection with our formation in January 2009 in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. There have been no other sales of unregistered securities within the past three years.

Use of Proceeds from Registered Securities

Through the Offering, we are offering to the public on a best efforts basis up to 300,000,000 shares of our common stock at a price of $10.00 per share. However, if we sell shares at a discounted per share price as described in the prospectus for the Offering, we may sell more than 300,000,000 shares. We are also offering up to 52,631,579 shares of common stock at a price of $9.50 per share, for an aggregate price of $500,000,000, to be issued pursuant to our distribution reinvestment plan. We reserve the right to reallocate the shares between the primary offering and our distribution reinvestment plan.

During the year ended December 31, 2009, we raised gross proceeds of $32.7 million through the sale of 3.3 million shares to the public in connection with the Offering; none of these shares were sold in connection with our distribution reinvestment plan. During that time, we incurred $2.4 million of selling commissions, $817,000 of dealer manager fees and $3.6 million of issuer costs related to the Offering.

As of December 31, 2009, we had not entered into any arrangements to acquire any specific property or to make or invest in any specific loan to make any other permitted investment.

Share Redemption Program

We offer a share redemption program that may allow stockholders who have purchased their shares from us or received their shares through a non-cash transaction, not in the secondary market, and who have held their shares for a minimum of one year, to have their shares redeemed subject to certain limitations and restrictions. We initially intend to allow redemptions of our shares on a monthly basis. No fees will be paid to Hines in connection with any redemption. Our board of directors may terminate, suspend or amend the share redemption program upon 30 days’ written notice without stockholder approval, which notice shall take the form of a report on form 8-K filed at least 30 days prior to the effective date of any such termination, suspension or amendment.

Subject to the limitation of and restrictions on the program and subject to funds being available as described below, the number of shares repurchased during any consecutive 12-month period will be limited to no more than 5% of the number of outstanding shares of common stock at the beginning of that 12-month period. Unless our board of directors determines otherwise, the funds available for redemptions in each month will be limited to the funds received from the distribution reinvestment plan in the prior month. Our board of directors has complete discretion to determine whether all of such funds from the prior month’s distribution reinvestment plan will be applied to redemptions in the following month, whether such funds are needed for other purposes or whether additional funds from other sources may be used for redemptions.

If redeemed, shares will be redeemed at the following prices: (i) $9.25 per share, for stockholders who have held shares for at least one year; (ii) $9.50 per share, for stockholders who have held shares for at least two years; (iii) $9.75 per share, for stockholders who have held shares for at least three years; and (iv) $10.00 per share, for stockholders who have held shares for at least four years. In the event of the death or disability of the holder, shares may be redeemed at a rate of the lesser of $10.00 per share or the purchase price paid for those shares and the one-year holding period requirement may be waived.

In the event that funds are insufficient to repurchase all of the shares for which repurchase requests have been submitted in a particular month, shares may be repurchased on a pro rata basis. If shares are repurchased on a pro rata basis, then the portion of any unfulfilled repurchase request will be held and reconsidered for redemption in the next month unless withdrawn.

Issuer Redemptions of Equity Securities

 None.

Item 6.  Selected Financial Data

The following selected consolidated and combined financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2009	2008 (2)

Operating Data:
Organizational expenses	$(337,397)	$—
General and administrative expenses	$(227,611)	$—
Loss before other income	$(565,008)	$—
Net loss attributable to noncontrolling interest	$154,322	$—
Net loss attributable to common stockholders	$(407,632)	$—
Basic and diluted loss per common share	$(1.19)	$—
Distributions authorized per common share (1)	$0.14	$—
Weighted average common shares outstanding — basic and diluted	342,558	—
Balance Sheet Data:
Cash and cash equivalents	$28,167,703	$—
Total assets	$28,480,583	$—
Long-term obligations	$—	$—

(1)	The Company paid its first distributions in March 2010 related to distributions declared for the period from October 20, 2009 through December 31, 2009.
(2)	For the period from December 10, 2008 (date of inception) through December 31, 2008 for operating data and as of December 31, 2008 for balance sheet data.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.

Executive Summary

Hines Global REIT, Inc. (“Hines Global”) was formed in December 2008 to invest in a diversified portfolio of quality commercial real estate properties and related investments in the United States and internationally. In August 2009, we commenced a $3.5 billion initial public offering of our common shares (the “Offering”). We met our minimum offering requirements in October 2009 and raised $32.7 million in gross proceeds from the Offering through December 31, 2009.

We are planning to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. These investments could include a variety of asset types in the US and internationally such as office, retail, industrial, etc. In addition, we may invest in operating properties, properties under development and undeveloped properties or real estate-related investments such as real estate securities or debt. We expect to fund these acquisitions primarily with proceeds from the Offering and debt financing. As of December 31, 2009, we had not entered into any agreements to purchase any real estate investments. On March 5, 2010, we entered into a contract to acquire Hock Plaza, a 12-story office building located in the North Durham submarket of Durham, North Carolina. We have not entered into any other contracts to purchase real estate investments as of March 30, 2010.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our principal demands for funds will be to purchase real estate properties and make other real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on any indebtedness we incur. Generally, we expect to meet operating cash needs from our cash flow from operations, and we expect to meet cash needs for acquisitions and investments from the net proceeds of the Offering and from financings. In 2009, our cash flows primarily related to the receipt of proceeds from the Offering and payments of selling commissions, dealer manager fees, general and administrative expenses and reimbursement of issuer costs.

With the authorization of our board of directors, we declared distributions for the period from October 20, 2009 through June 30, 2010. These distributions are calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day, which, based on a purchase price of $10 per share, would equate to a 7% annualized distribution rate if it were maintained every day for a twelve-month period.  Distributions for the period from October 20, 2009 through February 28, 2010 were paid on March 1, 2010. Distributions for the months of March 2010 through June 2010 will be paid on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. As we have not yet made our first real estate investment, the distributions paid on March 1, 2010 were paid using proceeds from the Offering.

In our initial quarters of operations, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions paid. Therefore, particularly in the earlier part of the Offering, some or all of our distributions may be paid from other sources, such as cash advances by Hines Global REIT Advisors LP (the “Advisor”), cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the Offering. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 50% or more than 70% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our articles limit our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. On March 1, 2010, our board of directors approved the assumption of a mortgage loan related to our acquisition of Hock Plaza, an office property located in Durham, North Carolina. The mortgage is approximately 81% of the value of Hock Plaza based on the contract purchase price. Please see “Recent Developments and Subsequent Events” in this section for additional information about this potential acquisition.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor, Hines Real Estate Investments, Inc. (the “Dealer Manager”), and Hines Interests Limited Partnership (“Hines”) and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these payments will include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, certain services related to acquisitions, financing and management of our investments and operations will be provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. Pursuant to those agreements, we expect that we will make various payments to our Advisor and/or Hines and its affiliates, including acquisition fees, asset management fees, financing fees, disposition fees, property management fees, leasing fees, and payments for reimbursements of certain costs incurred by our Advisor and Hines and its affiliates in providing related services to us.

CRITICAL ACCOUNTING POLICIES

Below is a discussion of the accounting policies that management believes are or will be critical in the preparation of our financial statements. We consider these policies critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are or will be important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our financial condition and results of operations to those of companies in similar businesses.

Basis of Presentation

Our financial statements include the accounts of Hines Global and Hines Global REIT Properties, LP (the “Operating Partnership”) (over which we exercise financial and operating control) as well as the related amounts of noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.

We will evaluate the need to consolidate joint ventures and will consolidate those that are determined to be variable interest entities for which we are the primary beneficiary. The determination of whether a joint venture is a variable interest entity requires management to make significant estimates and judgments about our rights and our venture partners’ rights, obligations and economic interests in the related venture entities. If the investment is determined not to be a VIE, then the investment will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement. We will consolidate joint ventures that are not determined to be variable interest entities, but for which we exercise control over major operating decisions through substantive participation rights, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

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

Real estate assets will be reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to the estimated fair value to reflect impairment in the value of the asset. The determination of whether a real estate asset is impaired, and if impaired, the amount of required write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation.

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

Revenue Recognition

We will be required to recognize minimum rent revenues on a straight-line basis over the terms of tenant leases, including rent holidays and bargain renewal options, if any. Revenues associated with tenant reimbursements will be recognized in the period in which the expenses are incurred based upon the tenant’s lease provision. Revenues related to lease termination fees will be  recognized at the time that the tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the lease and will be included in rental revenue in the consolidated statements of operations. Changes in  our estimates or assumptions regarding collectibility of rental revenue could result in a change in revenue recognition and impact our results of operations.

Recent Accounting Pronouncements

 In June 2009, the FASB issued ASC 810, Consolidation – Variable Interest Entities, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASC 810 became effective for Hines Global on January 1, 2010. The adoption of ASC 810 did not have a significant impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Our results of operations for the year ended December 31, 2009 are not indicative of those expected in future periods as we did not meet our minimum offering requirements until October 2009 and have not made any real estate investments. Expenses incurred through December 31, 2009 were expenses primarily associated with preparing for and conducting the Offering as well as insurance and other administrative costs. We expect these expenses to increase in the future based on a full year of operations as well as increased activity that will result from real estate investments in future periods.

The loss allocated to the noncontrolling interest holder of approximately $154,000 for the year ended December 31, 2009 relates to the interest that an affiliate of Hines owns in the Operating Partnership.

RELATED-PARTY TRANSACTIONS AND AGREEMENTS

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we expect to pay certain fees and reimbursements to these entities, including selling commissions, dealer-manager fees, acquisition fees, asset and property management fees, leasing fees, construction management fees, debt financing fees, disposition fees, development management fees, reimbursement of issuer costs, and reimbursement of certain operating costs, as described previously.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2009 and December 31, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments and Subsequent Events

Declaration of Distributions

On March 23, 2010, with the authorization of our board of directors, we declared distributions for the months of April 2010 through June 2010. These distributions will be calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day and will be paid monthly in cash or reinvested in stock for those participating in our dividend reinvestment plan. Payments will occur on the first business day following the completion of each month to which they relate.

Potential Acquisition of Hock Plaza

On March 5, 2010, we entered into a contract to acquire Hock Plaza, a 12-story office building located in the North Durham submarket of Durham, North Carolina. Hock Plaza consists of 327,160 square feet of rentable area that is 98% leased. The contract purchase price for Hock Plaza is expected to be approximately $98.3 million, exclusive of transaction costs, financing fees and working capital reserves. We expect to fund the acquisition using proceeds from our current public offering and the assumption of an existing $80 million mortgage loan. The mortgage loan matures in December 2015 and has a fixed interest rate of 5.58%. We expect the closing of this acquisition to occur in June 2010, subject to a number of closing conditions. There is no guarantee that this acquisition will be consummated, and, if we elect not to close on the acquisition of Hock Plaza, we will forfeit our $5.0 million earnest money deposits.

Other

From January 1, 2010 through March 12, 2010, we received gross offering proceeds of $44.7 million from the sale of 4.5 million common shares, including approximately $471,000 of gross proceeds relating to approximately 50,000 shares sold under our dividend reinvestment plan.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we expect that interest rate risk and currency risk will be the primary market risks to which we will be exposed.

We may be exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2009, we had no outstanding debt and therefore, we were not exposed to interest rate risk related to our debt. However, we invest proceeds we receive from the Offering in short-term, highly-liquid investments until we use such funds to make real estate investments. Although we don’t expect that income we earn on these temporary investments will be substantial, our earnings will be subject to the fluctuations of interest rates and their effect on these investments.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hines Global REIT, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Global REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2009 and for the period from December 10, 2008 (date of inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Global REIT, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for the year ended December 31, 2009 and for the period from December 10, 2008 (date of inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Houston, Texas
March 30, 2010

HINES GLOBAL REIT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$28,167,703	$—
Other receivables	312,880	—
Total Assets	$28,480,583	$—

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$52,992	$—
Due to affiliates	2,526,723	—
Distributions payable	260,091	—
Total liabilities	2,839,806	—

Commitments and contingencies

Equity
Stockholders’ equity
Preferred shares, $.001 par value; 500,000,000 preferred shares authorized, none issued or outstanding as of December 31, 2009 and 2008	—	—
Common stock, $.001 par value; 1,500,000,000 shares authorized, 3,276,376 and none issued and outstanding as of December 31, 2009 and 2008, respectively	3,276	—
Additional paid-in capital	26,012,411	—
Accumulated deficit	(407,632)	—
Total stockholders’ equity	25,608,055	—
Noncontrolling interest	32,722	—
Total equity	25,640,777	—
Total liabilities and equity	$28,480,583	$—

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2009 and for the Period from
December 10, 2008 (date of inception) through December 31, 2008

	Year Ended December 31, 2009	Period from December 10, 2008 (date of inception) through December 31, 2008

Revenue	$—	$—
Expenses-
Organizational expenses	337,397	—
General and administrative expenses	227,611	—
Total expenses	565,008	—
Loss before other income	(565,008)	—
Interest income	3,054	—
Net loss	(561,954)	—
Net loss attributable to noncontrolling interest	154,322	—
Net loss attributable to common stockholders	$(407,632)	$—
Basic and diluted loss per common share:	$(1.19)	$—
Weighted average number of common shares outstanding	342,558	—

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2009 and for the Period from
December 10, 2008 (date of inception) through December 31, 2008

	Hines Global REIT, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total	Noncontrolling Interest
Balance at December 10, 2008 (date of inception)	—	$—	$—	$—	$—	$—
Balance as of December 31, 2008	—	—	—	—	—	—
Issuance of common shares	3,276,376	3,276	32,705,187	—	32,708,463	—
Contributions from noncontrolling interest	—	—	—	—	—	190,000
Distributions declared	—	—	(257,135)	—	(257,135)	(2,956)
Selling commissions and dealer manager fees	—	—	(3,222,259)	—	(3,222,259)	—
Issuer costs	—	—	(3,213,382)	—	(3,213,382)	—
Net loss	—	—	—	(407,632)	(407,632)	(154,322)
Balance as of December 31, 2009	3,276,376	$3,276	$26,012,411	$(407,632)	$25,608,055	$32,722

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2009 and for the Period from
December 10, 2008 (date of inception) through December 31, 2008

	Year Ended December 31, 2009	Period from December 10, 2008 (date of inception) through December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(561,954)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Accrual of organizational expenses	337,397	—
Increase in other receivables	(1,855)	—
Increase in accounts payable and accrued expenses	52,992	—
Increase in due to affiliates	169,129	—
Net cash used in operating activities	(4,291)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of issuer costs	(1,500,000)	—
Payment of selling commissions and dealer manager fees	(2,915,444)	—
Proceeds from issuance of common stock	32,397,438	—
Contribution from noncontrolling interest	190,000	—
Net cash provided by financing activities	28,171,994	—
Net change in cash and cash equivalents	28,167,703	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$28,167,703	$—

Supplemental schedule of non-cash activities
Unpaid selling commissions and dealer manager fees	$306,815	$—
Unpaid deferred issuer costs offset against additional paid-in capital	$1,713,382	$—
Distributions declared and unpaid	$260,091	$—
Other receivables	$311,025	$—

See notes to the consolidated financial statements

HINES GLOBAL REIT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Year Ended December 31, 2009 and for the Period from
December 10, 2008 (date of inception) through December 31, 2008

1.  ORGANIZATION

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

On January 13, 2009, Hines Global REIT Investor, Limited Partnership, an affiliate of the Advisor, purchased 1,111.111 shares of common stock for $10,000 and was admitted as the initial stockholder of the Company. On August 3, 2009, the Company’s board of directors amended its articles of incorporation to authorize additional shares of common stock with a par value of $.001 and shares of preferred stock with a par value of $.001. On August 5, 2009, the Company commenced an offering of up to $3,500,000,000 in shares of common stock for sale to the public (the “Offering”). The Company engaged Hines Real Estate Investments, Inc., (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. The Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Properties purchased by the Company may have varying uses including office, retail, industrial, multi-family residential and hospitality or leisure. The Company may invest in operating properties, properties under development, and undeveloped properties such as land. In addition, the Company may also make other real estate investments including equity or debt interests, which may include securities in other real estate entities and debt related to real estate. On March 5, 2010, the Company entered into a contract to acquire Hock Plaza, a 12-story office building located in the North Durham submarket of Durham, North Carolina. The Company has not entered into any other contracts to purchase real estate investments as of March 30, 2010. On October 19, 2009, the Company achieved its minimum offering requirements in all states except for Tennessee and Pennsylvania, which have higher minimum offering requirements. The minimum offering requirements in Tennessee were met on December 7, 2009. As of March 12, 2010, the Company had received gross offering proceeds of $77.4 million from the sale of 7.8 million shares, but had not met the minimum offering requirements in Pennsylvania.

Noncontrolling Interest

On January 7, 2009, the Company and Hines Global REIT Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines Global REIT Properties, LP (the “Operating Partnership”). The Company anticipates that it will conduct substantially all of its operations through the Operating Partnership. On January 14, 2009, the Company and HALP made initial capital contributions to the Operating Partnership of $10,000 and $190,000, respectively and accordingly, HALP owned a 95.0% noncontrolling interest in the Operating Partnership. As of December 31, 2009, HALP owned a 0.6% interest in the Operating Partnership.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company include the accounts of Hines Global REIT, Inc. and the Operating Partnership (over which the Company exercises financial and operating control) as well as the noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.

We have evaluated the effect of subsequent events to our consolidated financial statements.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

As of December 31, 2009, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash. The Federal Deposit Insurance Corporation (the “FDIC”) generally only insures limited amounts per depositor per insured bank. From October 3, 2008 through December 31, 2013, the FDIC insures amounts up to $250,000 per depositor per insured bank. Unlimited deposit insurance coverage is available to the Company’s non-interest bearing transaction accounts held at those institutions participating in the FDIC’s Temporary Liquidity Guarantee Program through December 31, 2013.

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

Issuer Costs

The Company reimburses the Advisor for any issuer costs related to the Offering that it pays on the Company’s behalf, which consist of, among other costs, expenses of our organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. The Company did not have an obligation to reimburse the Advisor for any issuer costs until it achieved its minimum offering requirements on October 19, 2009. Therefore, the Company did not record issuer costs within its financial statements until that time. Organizational issuer costs, such as expenses associated with the formation of the Company and its board of directors are expensed, and other issuer costs are recorded as an offset to additional paid-in capital. As of December 31, 2009, organizational issuer costs and other issuer costs incurred by the Advisor on the Company’s behalf totaled approximately $337,397 and $3.2 million, respectively. Issuer costs incurred by the Advisor on the Company’s behalf were approximately $216,600 as of December 31, 2008.

Income Taxes

The Company will make an election to be taxed as a real estate investment trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and expects it will be taxed as such beginning with its taxable year ended December 31, 2009. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to stockholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes.

Redemption of Common Stock

The Company offers a share redemption program which may allow certain stockholders to have their shares redeemed subject to approval and certain limitations and restrictions. No fees will be paid to Hines in connection with any redemption. The Company’s board of directors may terminate, suspend or amend the share redemption program, effective upon 30 days’ written notice without stockholder approval.

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

The Company complies with the Distinguishing Liabilities from Equity topic of the FASB Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. Management believes that shares tendered for redemption by the holder under the Company’s share redemption program will not represent a mandatory obligation until such redemptions are approved. At such time, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company had not redeemed any shares of its common stock as of December 31, 2009.

Recent Accounting Pronouncements

 In June 2009, the FASB issued ASC 810, Consolidation – Variable Interest Entities, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASC 810 became effective for Hines Global on January 1, 2010. The adoption of ASC 810 did not have a significant impact on the Company’s consolidated financial statements.

3.  DISTRIBUTIONS

With the authorization of its board of directors, the Company declared distributions to its stockholders and noncontrolling interest holder for the period from October 20, 2009 through June 30, 2010. These distributions were or will be calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day, which, based on a purchase price of $10 per share, would equate to a 7% annualized distribution rate if it were maintained every day for a twelve-month period. Distributions for the period from October 20, 2009 through February 28, 2010 were paid on March 1, 2010. Distributions for the months of March 2010 through June 2010 will be paid the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. As we have not yet made our first real estate investment, the distributions paid on March 1, 2010 were paid using proceeds from the Offering.

4.  RELATED PARTY TRANSACTIONS

  The table below outlines fees incurred and expense reimbursements payable to Hines and its affiliates for the year ended December 31, 2009 and amounts unpaid as of December 31, 2009 and 2008. A description of each of the fees included in the table follows.

	Incurred	Unpaid
Type and Recipient	Year Ended December 31, 2009	December 31, 2009	December 31, 2008

Selling Commissions – Dealer Manager	$2,404,924	$4,775	$-
Dealer Manager Fee – Dealer Manager	$817,335	$302,040	$-
Issuer Costs - the Advisor	$3,550,779	$2,050,779	$-
General and Administrative Expenses - the Advisor	$227,611	$169,129	$-
Due to Affiliates		$2,526,723

Note: The Company was formed in 2008, but no costs were recorded in its financial statements until 2009.

Hines or its affiliates will receive fees and compensation in connection with the Offering and the acquisition, management and sale of the Company’s real estate investments, pursuant to the terms of certain agreements. Below is a summary of such compensation.

The Dealer Manager receives a selling commission of up to 7.5% of gross offering proceeds and a dealer manager fee of up to 2.5% of gross offering proceeds, both of which will be recorded as an offset to additional paid-in-capital in the Company’s financial statements. Pursuant to separately negotiated agreements, the Dealer Manager may reallow up to 7.0% of gross proceeds as a selling commission and up to 1.5% of gross proceeds from its dealer manager fee as a marketing fee to broker-dealers participating in the Offering. The Dealer Manager may also pay to broker-dealers up to an additional 1.0% of the gross offering proceeds as reimbursements for distribution and marketing-related costs and expenses. No selling commissions or dealer manager fees will be paid for sales under the Company’s distribution reinvestment plan.

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

The Advisor or its affiliates also will be paid a disposition fee of 1.0% of the sales price of any real estate investments sold or 1.0% of the Company’s pro rata share of the sales price with respect to the Company’s indirect investments. In addition, the Advisor or its affiliates may receive Special OP Units, which, if issued, will entitle them to receive distributions in an amount equal to 15% of distributions, including from sales of real estate investments, refinancings and other sources, but only after the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus an 8.0% cumulative, non-compounded annual pre-tax return on such invested capital.

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

 5.  SUBSEQUENT EVENTS

Declaration of Distributions

On March 23, 2010, with the authorization of its board of directors, the Company declared distributions for the months of April 2010 through June 2010. These distributions will be calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day and will be paid monthly in cash or reinvested in stock for those participating in our dividend reinvestment plan. Payments will occur on the first business day following the completion of each month to which they relate.

Potential Acquisition of Hock Plaza

On March 5, 2010, the Company entered into a contract to acquire Hock Plaza, a 12-story office building located in the North Durham submarket of Durham, North Carolina. Hock Plaza consists of 327,160 square feet of rentable area that is 98% leased. The contract purchase price for Hock Plaza is expected to be approximately $98.3 million, exclusive of transaction costs, financing fees and working capital reserves. The Company expects to fund the acquisition using proceeds from its current public offering and the assumption of an existing $80 million mortgage loan. The mortgage loan matures in December 2015 and has a fixed interest rate of 5.58%. The Company expects the closing of this acquisition to occur in June 2010, subject to a number of closing conditions. There is no guarantee that this acquisition will be consummated, and, if the Company elects not to close on the acquisition of Hock Plaza, it will forfeit its $5.0 million earnest money deposits.

Other

From January 1, 2010 through March 12, 2010, the Company has received gross offering proceeds of $44.7 million from the sale of 4.5 million common shares, including approximately $471,000 of gross proceeds relating to approximately 50,000 shares sold under its dividend reinvestment plan.

6.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2009 subsequent to the commencement of the Company's initial public offering:

	Quarter Ended:
	September 30, 2009	December 31, 2009	Year Ended December 31, 2009

Revenues	$—	$—	$—
Net loss attributable to common stockholders	$(2,800)	$(404,832)	$(407,632)
Loss per common share:
Basic and diluted	$(2.52)	$(0.30)	(1.19)

Hines Global commenced its initial public offering in August 2009 and as such there was no financial activity for the quarterly periods ended March 31, 2009 and June 30, 2009 or for the period from December 10, 2008 (date of inception) through December 31, 2008.

* * * * *

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.  During the year ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2010.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2010.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2010.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Hines Global REIT, Inc.
Consolidated Financial Statements — as of December 31, 2009 and 2008 and for the Year Ended December 31, 2009 and for the Period from December 10, 2008 (date of inception) through December 31, 2008
Report of Independent Registered Public Accounting Firm

(2) Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 55 for a list of all exhibits filed as a part of this report.

* * * * * *

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES GLOBAL REIT, INC.
(registrant)

March 30, 2010	By:	/s/ Charles N. Hazen
Charles N. Hazen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2010.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 30, 2010
Jeffrey C. Hines

s/ Charles N. Hazen	President and Chief Executive Officer	March 30, 2010
Charles N. Hazen	(Principal Executive Officer)

/s/ Sherri W. Schugart	Chief Financial Officer	March 30, 2010
Sherri W. Schugart	(Principal Financial Officer)

/s/ Ryan T. Sims	Chief Accounting Officer	March 30, 2010
Ryan T. Sims	(Principal Accounting Officer)

/s/ Charles M. Baughn	Director	March 30, 2010
Charles M. Baughn

/s/ Jack L. Farley	Director	March 30, 2010
Jack L. Farley

/s/ C. Hastings Johnson	Director	March 30, 2010
C. Hastings Johnson

/s/ Thomas L. Mitchell	Director	March 30, 2010
Thomas L. Mitchell

/s/ John S. Moody	Director	March 30, 2010
John S. Moody

/s/ Peter Shaper	Director	March 30, 2010
Peter Shaper

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2009 (the “Annual Report”) and (ii) our Definitive Proxy Statement and related proxy materials for our 2010 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report. We will furnish copies of the Annual Report and the Proxy Materials to the Commission when we deliver such materials to our stockholders.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Hines Global REIT, Inc. (filed as Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 filed by the Registrant on January 15, 2009, as amended on March 18, 2009, June 16, 2009 and August 3, 2009 (file no. 333-156742) (the “Registration Statement”) on August 3, 2009 and incorporated herein by reference).

3.2	Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.2 to Amendment No. 1 to the Registration Statement on March 18, 2009 and incorporated herein by reference).

4.1	Form of Subscription Agreement (filed as Appendix B to the prospectus filed by the Registrant pursuant to Rule 424(b)(3) on August 6, 2009 (the “Prospectus”) and incorporated herein by reference).

10.1
Agreement of Limited Partnership of Hines Global REIT Properties LP, dated as of August 3, 2009 (filed as Exhibit 10.1 to Amendment No. 3 to the Registration Statement on August 3, 2009 and incorporated herein by reference).

10.2
Advisory Agreement, dated as of August 3, 2009, among Hines Global REIT Advisors LP, Hines Global REIT Properties LP and Hines Global REIT, Inc. (filed as Exhibit 10.2 to Amendment No. 3 to the Registration Statement on August 3, 2009 and incorporated herein by reference).

10.3	Hines Global REIT, Inc. Distribution Reinvestment Plan (filed as Appendix C to the Prospectus and incorporated herein by reference)

10.4
Escrow Agreement, dated as of August 3, 2009, by and among Hines Real Estate Investments, Inc., Hines Global REIT, Inc. and UMB Bank, N.A. (filed as Exhibit 10.4 to Amendment No. 3 to the Registration Statement on August 3, 2009 and incorporated herein by reference).

10.5
Form of Indemnification Agreement entered into between Hines Global REIT, Inc. and each of the following persons as of August 3, 2009: Jeffrey C. Hines, C. Hastings Johnson, Charles M. Baughn, Jack L. Farley, Thomas L. Mitchell, John S. Moody, Peter Shaper, Charles N. Hazen, Sherri W. Schugart, Edmund A. Donaldson, Frank R. Apollo, Kevin L. McMeans and Ryan T. Sims (filed as Exhibit 10.5 to Amendment No. 3 to the Registration Statement on August 3, 2009 and incorporated herein by reference).

21.1	List of Subsidiaries of Hines Global REIT, Inc. (filed as Exhibit 21.1 to Amendment No. 2 to the Registration Statement on June 16, 2009 and incorporated herein by reference

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

__________

*	Filed herewith