Form 10-Q
period 2010-03-31
Hines Global REIT, Inc.
filed 2010-05-17
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-53964
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

Yes ☐   No ☒

As of May 7, 2010, approximately 12.5 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Equity	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to the Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4T.	Controls and Procedures	14

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 6.	Exhibits	15

SIGNATURES
Certification
Certification
Certification of CEO & CFO pursuant to Section 906

PART I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements (Unaudited)

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009
(UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$71,467,563	$28,167,703
Escrowed investor proceeds	60,000	—
Other receivables	739,218	312,880
Deposits on investment property	5,000,000	—
Other assets	70,000	—
Total Assets	$77,336,781	$28,480,583

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$208,968	$52,992
Due to affiliates	972,411	2,526,723
Distributions payable	479,413	260,091
Escrowed investor proceeds liability	60,000	—
Total liabilities	1,720,792	2,839,806

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000,000 preferred shares authorized, none issued or outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock, $.001 par value; 1,500,000,000 shares authorized, 9,034,580 and 3,276,376 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	9,035	3,276
Additional paid-in capital	76,378,784	26,012,411
Accumulated deficit	(799,363)	(407,632)
Total stockholders’ equity	75,588,456	25,608,055
Noncontrolling interest	27,533	32,722
Total equity	75,615,989	25,640,777
Total liabilities and equity	$77,336,781	$28,480,583

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2010 and 2009
(UNAUDITED)

	2010	2009

Revenue	$—	$—
Expenses:
Acquisition related expenses	88,992	—
General and administrative expenses	310,542	—
Total expenses	399,534	—
Loss before other income	(399,534)	—
Interest income	6,258	—
Net loss	(393,276)	—
Net loss attributable to noncontrolling interest	1,545	—
Net loss attributable to common stockholders	$(391,731)	$—
Basic and diluted loss per common share:	$(.07)	$—
Weighted average number of common shares outstanding	5,883,833	—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2010 and 2009
(UNAUDITED)

	Hines Global REIT, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total	Noncontrolling Interest
Balance as of January 1, 2009	—	$—	$—	$—	$—	$—
Issuance of common shares	1,111	1	9,999	—	10,000	—
Contributions from noncontrolling interest	—	—	—	—	—	190,000
Balance as of March 31, 2009	1,111	$1	$9,999	$—	$10,000	$190,000

Balance as of January 1, 2010	3,276,376	$3,276	$26,012,411	$(407,632)	$25,608,055	$32,722
Issuance of common shares	5,758,204	5,759	57,442,150	—	57,447,909	—
Distributions declared	—	—	(997,163)	—	(997,163)	(3,644)
Selling commissions and dealer manager fees	—	—	(5,593,216)	—	(5,593,216)	—
Issuer costs	—	—	(485,398)	—	(485,398)	—
Net loss	—	—	—	(391,731)	(391,731)	(1,545)
Balance as of March 31, 2010	9,034,580	$9,035	$76,378,784	$(799,363)	$75,588,456	$27,533

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2010 and 2009
(UNAUDITED)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(393,276)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in other assets	(70,000)	—
Increase in other receivables	(743)	—
Increase in accounts payable and accrued expenses	155,976	—
Decrease in due to affiliates	(85,577)	—
Net cash used in operating activities	(393,620)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits on investment property	(5,000,000)	—
Net cash used in investing activities	(5,000,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Escrowed investor proceeds	(60,000)	—
Escrowed investor proceeds liability	60,000	—
Payments of issuer costs	(1,907,724)	—
Payment of selling commissions and dealer manager fees	(5,639,627)	—
Proceeds from issuance of common stock	56,551,260	10,000
Contribution from noncontrolling interest	—	190,000
Distribution to shareholders and noncontrolling interest	(310,429)	—
Net cash provided by financing activities	48,693,480	200,000
Net change in cash and cash equivalents	43,299,860	200,000
Cash and cash equivalents, beginning of period	28,167,703	—
Cash and cash equivalents, end of period	$71,467,563	$200,000

Supplemental schedule of non-cash financing activities
Unpaid selling commissions and dealer manager fees	$260,405	$—
Unpaid deferred issuer costs offset against additional paid-in capital	$628,453	$—
Distributions declared and unpaid	$479,413	$—
Other receivables	$738,475	$—
Distributions reinvested	$471,055	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2009 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of March 31, 2010 and December 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2010 and March 31, 2009 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

On January 13, 2009, Hines Global REIT Investor, Limited Partnership, an affiliate of the Advisor, purchased 1,111.111 shares of common stock for $10,000 and was admitted as the initial stockholder of the Company. On August 3, 2009, the Company’s board of directors amended its articles of incorporation to authorize additional shares of common stock with a par value of $.001 and shares of preferred stock with a par value of $.001. On August 5, 2009, the Company commenced its initial public offering of up to $3,500,000,000 in shares of common stock for sale to the public (the “Offering”). The Company engaged Hines Real Estate Investments, Inc., (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. The Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Properties purchased by the Company may have varying uses including office, retail, industrial, multi-family residential and hospitality or leisure. The Company may invest in operating properties, properties under development, and undeveloped properties such as land. In addition, the Company may also make other real estate investments including equity or debt interests, which may include securities in other real estate entities and debt related to real estate.

On March 5, 2010, the Company entered into a contract to acquire Hock Plaza, a 12-story office building located in the North Durham submarket of Durham, North Carolina. Hock Plaza consists of 327,160 square feet of rentable area that is 98% leased. The contract purchase price for Hock Plaza is expected to be approximately $98.3 million, exclusive of transaction costs, financing fees and working capital reserves. The Company expects to fund the acquisition using proceeds from its current public offering and the assumption of an existing $80 million mortgage loan. The mortgage loan matures in December 2015 and has a fixed interest rate of 5.58%. The Company expects the closing of this acquisition to occur in July 2010, subject to a number of closing conditions. There is no guarantee that this acquisition will be consummated, and, if the Company elects not to close on the acquisition of Hock Plaza, it may forfeit its $5.0 million earnest money deposits.

Additionally, on May 13, 2010, the Company entered into a contract to acquire 17600 Gillette, a two-story office building located in the Orange County Airport Area of Irvine, California. See Note 5 for additional information. The Company has not entered into any other contracts to purchase real estate investments.

On October 19, 2009, the Company achieved its minimum offering requirements in all states except for Tennessee and Pennsylvania, which have higher minimum offering requirements. The minimum offering requirements in Tennessee were met on December 7, 2009 and Pennsylvania were met on April 14, 2010.  As of May 7, 2010, the Company had received gross offering proceeds of $124.2 million from the sale of 12.5 million shares.

Noncontrolling Interest

On January 7, 2009, the Company and Hines Global REIT Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines Global REIT Properties, LP (the “Operating Partnership”). The Company anticipates that it will conduct substantially all of its operations through the Operating Partnership. On January 14, 2009, the Company and HALP made initial capital contributions to the Operating Partnership of $10,000 and $190,000, respectively and accordingly, HALP owned a 95.0% noncontrolling interest in the Operating Partnership. As of March 31, 2010 and December 31, 2009, HALP owned a 0.2% and 0.6% interest in the Operating Partnership, respectively.

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

Escrowed Investor Proceeds

Escrowed investor proceeds and the related liability at March 31, 2010 include gross proceeds relating to shares sold to investors in Pennsylvania, which were required to be held in escrow until the Company raised at least $100.0 million of gross proceeds in the Offering. The escrow relating to shares sold to investors in Pennsylvania was released on April 14, 2010 and the related offering proceeds were distributed to the Company.

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

Issuer Costs

The Company reimburses the Advisor for any issuer costs related to the Offering that it pays on the Company’s behalf, which consist of, among other costs, expenses of our organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. The Company did not have an obligation to reimburse the Advisor for any issuer costs until it achieved its minimum offering requirements on October 19, 2009. Therefore, the Company did not record issuer costs within its financial statements until that time. Organizational issuer costs, such as expenses associated with the formation of the Company and its board of directors are expensed, and other issuer costs are recorded as an offset to additional paid-in capital. As of March 31, 2010 and 2009, issuer costs incurred by the Advisor on the Company’s behalf totaled approximately $4.0 million and $278,000, respectively.

Deposits on Investment Property

Includes $5.0 million in earnest money deposits paid in relation to the potential acquisition of Hock Plaza.

Other Assets

Other assets consists of prepaid insurance. Other assets will be amortized to expense or reclassified to other asset accounts upon being put into service in future periods.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 810, Consolidation – Variable Interest Entities, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASC 810 became effective for the Company on January 1, 2010. The adoption of ASC 810 did not have a significant impact on the Company’s consolidated financial statements.

3.  DISTRIBUTIONS

With the authorization of its board of directors, the Company declared distributions to its stockholders and noncontrolling interest holder for the period from October 20, 2009 through June 30, 2010. These distributions were or will be calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day, which, based on a purchase price of $10 per share, would equate to a 7% annualized distribution rate if it were maintained every day for a twelve-month period. Distributions for the period from October 20, 2009 through February 28, 2010 were paid on March 1, 2010. Distributions for subsequent months are or will be paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. As we have not yet made our first real estate investment, all distributions paid to date were paid using proceeds from the Offering.

        The table below outlines our total distributions declared to shareholders and noncontrolling interests for the three months ended March 31, 2010 and for the period from October 20, 2009 through December 31, 2009 (all amounts are in thousands).

Distributions for the Quarter Ended	Shareholder Total Declared	Noncontrolling Interests Total Declared

2010
March 31, 2010	$997,163	$3,644

2009
October 20, 2009 - December 31, 2009	$257,135	$2,956

4.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the three months ended March 31, 2010 and 2009 and amounts unpaid as of March 31, 2010 and December 31, 2009.

	Incurred	Unpaid (receivable) as of
Type and Recipient	Three Months Ended March 31, 2010	March 31, 2010	December 31, 2009

Selling Commissions – Dealer Manager	$4,171,043	$286,858	$4,775
Dealer Manager Fee – Dealer Manager	$1,422,173	$(26,452)	$302,040
Issuer Costs - the Advisor	$485,398	$628,453	$2,050,779
Other - the Advisor (1)	$86,995	$83,552	$169,129
Due to Affiliates		$972,411	$2,526,723

Note: The Company was formed in 2008, but no costs were recorded in its financial statements until the 3rd quarter of 2009.

(1)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition related expenses. These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

 5.  SUBSEQUENT EVENTS

Potential Acquisition of  17600 Gillette

On May 13, 2010, the Company entered into a contract to acquire 17600 Gillette, a two-story office building located in the Orange County Airport Area of Irvine, California. The seller, AJ Irvine Owner Corporation, is not affiliated with the Company or its affiliates. 17600 Gillette consists of 98,925 square feet of rentable area that is 100% leased to DraftFDC, Inc., an advertising agency, under a lease which expires in March 2016. The contract purchase price for 17600 Gillette is expected to be approximately $20.8 million, exclusive of transaction costs, financing fees and working capital reserves. The Company expects to fund the acquisition using proceeds from its current public offering. The Company expects the closing of this acquisition to occur on or about June 7, 2010, subject to a number of closing conditions. On May 14, 2010, the Company paid $500,000 as an earnest money deposit. There is no guarantee that this acquisition will be consummated, and, if the Company elects not to close on the acquisition of 17600 Gillette, it may forfeit its earnest money deposit.

* * * * *

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Form 10-Q.  The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

–
Our distributions paid to date were paid using proceeds from the Offering and some or all of the distributions we pay in the future may be paid from sources such as cash advances by our Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the offering. When we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced;

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Executive Summary

Hines Global REIT, Inc. was formed in December 2008 to invest in a diversified portfolio of quality commercial real estate properties and related investments in the United States and internationally. In August 2009, we commenced a $3.5 billion initial public offering of our common shares (the “Offering”). We met our minimum offering requirements in October 2009 and raised $90.2 million in gross proceeds from the Offering through March 31, 2010 and raised an additional $34.1 million between April 1, 2010 and May 7, 2010.

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

On March 5, 2010, we entered into a contract to acquire Hock Plaza, a 12-story office building located in the North Durham submarket of Durham, North Carolina. Hock Plaza consists of 327,160 square feet of rentable area that is 98% leased. The contract purchase price for Hock Plaza is expected to be approximately $98.3 million, exclusive of transaction costs, financing fees and working capital reserves. We expect to fund the acquisition using proceeds from our current public offering and the assumption of an existing $80 million mortgage loan. The mortgage loan matures in December 2015 and has a fixed interest rate of 5.58%. We expect the closing of this acquisition to occur in July 2010, subject to a number of closing conditions. There is no guarantee that this acquisition will be consummated, and, if we elect not to close on the acquisition of Hock Plaza, we may forfeit our $5.0 million earnest money deposits.

Additionally, on May 13, 2010, we entered into a contract to acquire 17600 Gillette, a two-story office building located in the Orange County Airport Area of Irvine, California. See “Recent Developments and Subsequent Events” below for additional information. We have not entered into any other contracts to purchase real estate investments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Our principal demands for funds will be to purchase real estate properties and make other real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on any indebtedness we incur. Generally, we expect to meet operating cash needs from our cash flow from operations, and we expect to meet cash needs for acquisitions and investments from the net proceeds of the Offering and from financings. During the first quarter of 2010, our cash flows primarily related to the receipt of proceeds from the Offering and payments of selling commissions, dealer manager fees, general and administrative expenses and reimbursement of issuer costs as well as the payment of the deposits on Hock Plaza.

In our initial quarters of operations, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions paid. Therefore, particularly in the earlier part of the Offering, some or all of our distributions may continue to be paid from other sources, such as cash advances by Hines Global REIT Advisors LP (the “Advisor”), cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the Offering. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

With the authorization of our board of directors, we declared distributions to our stockholders and noncontrolling interest holder for the period from October 20, 2009 through June 30, 2010. These distributions were or will be calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day, which, based on a purchase price of $10 per share, would equate to a 7% annualized distribution rate if it were maintained every day for a twelve-month period.  Distributions for the period from October 20, 2009 through February 28, 2010 were paid on March 1, 2010.  Distributions for subsequent months are or will be paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. As we have not yet made our first real estate investment, all distributions paid to date were paid using proceeds from the Offering.

We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 50% or more than 70% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our articles limit our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. On March 1, 2010, our board of directors, including all of our independent directors, approved the assumption of a mortgage loan related to our acquisition of Hock Plaza, as described above. The mortgage is approximately 81% of the value of Hock Plaza based on the contract purchase price.

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

CRITICAL ACCOUNTING POLICIES

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2009 in "Management’s Discussion and Analysis of Financial Condition." There have been no significant changes to our policies during 2010.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 810, Consolidation – Variable Interest Entities, which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASC 810 became effective for us on January 1, 2010. The adoption of ASC 810 did not have a significant impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Our results of operations for the three months ended March 31, 2010 are not indicative of those expected in future periods as we did not meet our minimum offering requirements until October 2009 and have not made any real estate investments. Expenses incurred through March 31, 2010 primarily related to acquisition expenses as well as insurance and other administrative costs. We expect these expenses to increase in the future based on increased activity that will result from real estate investments in future periods.

The loss allocated to the noncontrolling interest holder of $1,545 for the three months ended March 31, 2010 relates to the interest that an affiliate of Hines owns in the Operating Partnership.

RELATED-PARTY TRANSACTIONS AND AGREEMENTS

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we expect to pay certain fees and reimbursements to these entities, including selling commissions, dealer-manager fees, acquisition fees, asset and property management fees, leasing fees, construction management fees, debt financing fees, disposition fees, development management fees, reimbursement of issuer costs, and reimbursement of certain operating costs, as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2010 and December 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENT DEVELOPMENTS AND SUBSEQUENT EVENTS

Potential Acquisition of 17600 Gillette

On May 13, 2010, we entered into a contract to acquire 17600 Gillette, a two-story office building located in the Orange County Airport Area of Irvine, California. The seller, AJ Irvine Owner Corporation, is not affiliated with us or our affiliates. 17600 Gillette consists of 98,925 square feet of rentable area that is 100% leased to DraftFDC, Inc., an advertising agency, under a lease which expires in March 2016. 17600 Gillette consists of 98,925 square feet of rentable area that is 100% leased. The contract purchase price for 17600 Gillette is expected to be approximately $20.75 million, exclusive of transaction costs, financing fees and working capital reserves. We expect to fund the acquisition using proceeds from our current public offering. We expect the closing of this acquisition to occur on or about June 7, 2010, subject to a number of closing conditions. There is no guarantee that this acquisition will be consummated, and, if we elect not to close on the acquisition of 17600 Gillette, we may forfeit our $500,000 earnest money deposit.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we expect that interest rate risk and currency risk will be the primary market risks to which we will be exposed.

We may be exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of March 31, 2010, we had no outstanding debt and therefore, we were not exposed to interest rate risk related to debt. However, we invest proceeds we receive from the Offering in short-term, highly-liquid investments until we use such funds to make real estate investments. Although we don’t expect that income we earn on these temporary investments will be substantial, our earnings will be subject to the fluctuations of interest rates and their effect on these investments.

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

Item 4T.    Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, we did not sell or issue any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

On August 5, 2009, the Registration Statement on Form S-11 (File No. 333-156742) for the Offering, was declared effective under the Securities Act of 1933. The Offering commenced on August 5, 2009 and is currently expected terminate on or before August 5, 2011, unless extended by our board of directors.

From August 5, 2009 through the quarter ended March 31, 2010, we raised gross proceeds of $90.2 million through the sale of 9.0 million shares to the public in connection with the Offering; including approximately 50,000 shares sold through our distribution reinvestment plan. During that time, we incurred $6.6 million of selling commissions, $2.2 million of dealer manager fees and $4.0 million of issuer costs related to the Offering.  The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines.

On March 5, 2010, we entered into a contract to acquire Hock Plaza, a 12-story office building located in the North Durham submarket of Durham, North Carolina.  In connection therewith, we used offering proceeds to fund earnest money deposits in an aggregate amount of $5.0 million.  As of March 31, 2010, we have not entered into any other arrangements to acquire any properties, to make or invest in any loans or to make any other real estate investments.  On March 1, 2010, we used $310,429 of offering proceeds to fund distributions for the period from October 20, 2009 through February 28, 2010.

Item 6.   Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES GLOBAL REIT, INC.

May 17, 2010	By:	/s/ CHARLES N. HAZEN
Charles N. Hazen
President and Chief Executive Officer

May 17, 2010	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chief Financial Officer

EXHIBT INDEX

Exhibit No.		Description
3.1
Articles of Amendment and Restatement of Hines Global REIT, Inc. (filed as Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11, File No. 333-156742, originally filed on January 15, 2009 (the “Registration Statement”) on August 3, 2009, and incorporated herein by reference).

3.2		Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.2 to Amendment No. 1 to the Registration Statement on March 18, 2009 and incorporated herein by reference).
10.1	*	Purchase and Sale Agreement dated as of March 5, 2010 between Brickman Durham LLC and Hines Global REIT Properties LP
31.1	*	Certification.
31.2	*	Certification.
32.1	*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit 32.1 is furnished to the SEC and shall not be deemed to be “filed.”

99.1	*	First Amendment to Purchase and Sale Agreement dated as of March 22, 2010 between Brickman Durham LLC and Hines Global REIT Properties LP
99.2	*	Second Amendment to Purchase and Sale Agreement dated as of March 24, 2010 between Brickman Durham LLC and Hines Global REIT Properties LP
99.3	*	Third Amendment to Purchase and Sale Agreement dated as of March 25, 2010 between Brickman Durham LLC and Hines Global REIT Properties LP
99.4	*	Fourth Amendment to Purchase and Sale Agreement dated as of March 26, 2010 between Brickman Durham LLC and Hines Global REIT Properties LP
99.5	*	Fifth Amendment to Purchase and Sale Agreement dated as of April 12, 2010 between Brickman Durham LLC and Hines Global REIT Properties LP
99.6	*	Sixth Amendment to Purchase and Sale Agreement dated as of April 22, 2010 between Brickman Durham LLC and Hines Global REIT Properties LP
__________

*	Filed herewith