Form 10-Q
period 2010-06-30
Hines Global REIT, Inc.
filed 2010-08-13
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of August 10, 2010, approximately 23.1 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Removed and Reserved	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

SIGNATURES
Certification
Certification
Certification of CEO & CFO pursuant to Section 906

PART I - FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements (Unaudited)

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009
(UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS
Investment property, net	$10,039,045	$—
Cash and cash equivalents	113,450,447	28,167,703
Tenant and other receivables	1,876,613	312,880
Intangible lease assets	10,191,682	—
Deposits on investment property	34,634,900	—
Deferred financing costs, net	55,405	—
Other assets	17,500	—
Total Assets	$170,265,592	$28,480,583

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$2,517,696	$52,992
Due to affiliates	1,558,168	2,526,723
Other liabilities	8,636	—
Distributions payable	965,505	260,091
Total Liabilities	5,050,005	2,839,806

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000,000 preferred shares authorized, none issued or outstanding as of June 30, 2010 and December 31, 2009	—	—
Common stock, $.001 par value; 1,500,000,000 shares authorized, 18,458,929 and 3,276,376 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	18,459	3,276
Additional paid-in capital	157,763,983	26,012,411
Accumulated deficit	(3,287,144)	(407,632)
Accumulated other comprehensive income	17,183	—
Total stockholders’ equity	154,512,481	25,608,055
Noncontrolling interest	10,703,106	32,722
Total Equity	165,215,587	25,640,777
Total Liabilities and Equity	$170,265,592	$28,480,583

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Six Months Ended June 30, 2010 and 2009
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues:
Rental revenue	$133,444	$—	$133,444	$—
Other revenue	401	—	401	—
Total revenues	133,845	—	133,845	—
Expenses:
Property operating expenses	8,561	—	8,561	—
Real property taxes	15,639	—	15,639	—
Property management fees	2,324	—	2,324	—
Depreciation and amortization	57,437	—	57,437	—
Acquisition related expenses	2,493,821	—	2,582,813	—
Asset management and acquisition fees	425,315	—	425,315	—
General and administrative expenses	464,750	—	775,293	—
Total expenses	3,467,847	—	3,867,382	—
Loss before interest income	(3,334,002)	—	(3,733,537)	—
Interest income	18,770	—	25,029	—
Net loss	(3,315,232)	—	(3,708,508)	—
Net loss attributable to noncontrolling interests	827,450	—	828,996	—
Net loss attributable to common stockholders	$(2,487,782)	$—	$(2,879,512)	$—
Basic and diluted loss per common share:	$(0.18)	$—	$(0.29)	$—
Weighted average number of common shares outstanding	13,643,423	—	9,785,063	—

Net comprehensive loss:
Net loss	$(3,315,232)	$—	$(3,708,508)	$—
Other comprehensive income:
Foreign currency translation adjustment	28,638	—	28,638	—
Net comprehensive loss:	(3,286,594)	—	(3,679,870)	—
Net comprehensive loss attributable to noncontrolling interests	815,995	—	817,541	—
Net comprehensive loss attributable to common stockholders	$(2,470,599)	$—	$(2,862,329)	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2010 and 2009
(UNAUDITED)

	Hines Global REIT, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interests

Balance as of January 1, 2010	3,276,376	$3,276	$26,012,411	$(407,632)	$-	$25,608,055	$32,722
Issuance of common shares	15,190,053	15,191	151,361,564	-	-	151,376,755	-
Contributions from noncontrolling interests	-	-	-	-	-	-	11,495,253
Distributions declared	-	-	(3,342,303)	-	-	(3,342,303)	(7,328)
Redemption of common shares	(7,500)	(8)	(94,992)	-	-	(95,000)	-
Selling commissions and dealer manager fees	-	-	(14,565,366)	-	-	(14,565,366)	-
Issuer costs	-	-	(1,607,331)	-	-	(1,607,331)	-
Net loss	-	-	-	(2,879,512)	-	(2,879,512)	(828,996)
Foreign currency translation adjustment	-	-	-	-	17,183	17,183	11,455
Balance as of June 30, 2010	18,458,929	$18,459	$157,763,983	$(3,287,144)	$17,183	$154,512,481	$10,703,106

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interests
Balance as of January 1, 2009	-	$-	$-	$-	$-	$-	$-
Issuance of common shares	1,111	1	9,999	-	-	10,000	-
Contributions from noncontrolling interests	-	-	-	-	-	-	190,000
Balance as of June 30, 2009	1,111	$1	$9,999	$-	$-	$10,000	$190,000

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2010 and 2009
(UNAUDITED)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,708,508)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,274	—
Increase in other assets	(17,500)	—
Increase in tenant and other receivables	(17,693)	—
Increase in accounts payable and accrued expenses	2,389,297	—
Decrease in other liabilities	(170,256)	—
Increase in due to affiliates	444,290	—
Net cash used in operating activities	(961,096)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits on investment property	(34,634,900)	—
Investments in property	(9,872,137)	—
Increase in acquired intangible lease assets, net	(10,300,000)	—
Net cash used in investing activities	(54,807,037)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	148,261,329	10,000
Contribution from noncontrolling interests	11,495,253	190,000
Redemption of common shares	(75,000)	—
Payments of issuer costs	(2,974,035)	—
Payment of selling commissions and dealer manager fees	(14,611,507)	—
Distributions to stockholders and noncontrolling interests	(1,073,801)	—
Net cash provided by financing activities	141,022,239	200,000
Effect of exchange rate changes on cash	28,638	—
Net change in cash and cash equivalents	85,282,744	200,000
Cash and cash equivalents, beginning of period	28,167,703	—
Cash and cash equivalents, end of period	$113,450,447	$200,000

Supplemental schedule of non-cash financing activities
Unpaid selling commissions and dealer manager fees	$260,674	$—
Unpaid deferred issuer costs offset against additional paid-in capital	$684,076	$—
Distributions declared and unpaid	$965,505	$—
Other receivables	$1,856,036	$—
Distributions reinvested	$1,570,416	$—
Non-cash net liabilities acquired	$177,863	$—
Accrued deferred financing costs	$55,000	$—
Shares tendered for redemption	$20,000	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2009 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of June 30, 2010 and December 31, 2009, and the results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

On August 5, 2009, the Company commenced its initial public offering of up to $3.5 billion in shares of common stock for sale to the public (the “Offering”). The Company engaged Hines Real Estate Investments, Inc., (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. The Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Properties purchased by the Company may have varying uses including office, retail, industrial, multi-family residential and hospitality or leisure. The Company may invest in operating properties, properties under development, and undeveloped properties such as land. In addition, the Company may also make other real estate investments including equity or debt interests, which may include securities in other real estate entities and debt related to real estate.

In June 2010, the Company acquired its first real estate investment, 17600 Gillette, an office property in Irvine, California. In July 2010, the Company acquired an interest in a group of properties in Birmingham, England, through a joint venture between the Operating Partnership (defined below) and MREF II MH SARL, a subsidiary of Moorfield Real Estate Fund II GP Ltd. (“Moorfield”), a UK real estate and related private equity fund manager and investor. Additionally, the Company has entered into contracts to acquire an industrial property in Austin, Texas and an office property in Durham, North Carolina, which it expects to close during the 3rd quarter of 2010. See Note 3 – Investment Property and Note 6 – Subsequent Events for additional information regarding the Company’s real estate investments.

On October 19, 2009, the Company achieved its minimum offering requirements in all states except for Tennessee and Pennsylvania, which have higher minimum offering requirements. The minimum offering requirements were met on December 7, 2009 for Tennessee and on April 14, 2010 for Pennsylvania.  As of August 10, 2010, the Company had received gross offering proceeds of $230.6 million from the sale of 23.1 million shares.

  Noncontrolling Interest

On January 7, 2009, the Company and Hines Global REIT Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines Global REIT Properties, LP (the “Operating Partnership”). The Company anticipates that it will conduct substantially all of its operations through the Operating Partnership. On January 14, 2009, the Company and HALP made initial capital contributions to the Operating Partnership of $10,000 and $190,000, respectively and accordingly, HALP owned a 95.0% noncontrolling interest in the Operating Partnership. As of June 30, 2010 and December 31, 2009, HALP owned a 0.1% and 0.6% interest in the Operating Partnership, respectively.

In June 2010, the Operating Partnership formed a joint venture with Moorfield (the “Brindleyplace JV”) to acquire certain properties that are a part of a mixed-use development in Birmingham, England. As of June 30, 2010, the Company and Moorfield had invested £19.1 million ($28.8 million based on a rate of $1.5071 per GBP at June 30, 2010) into the Brindleyplace JV to fund the earnest money deposit for the acquisition. The Company owns a 60% interest in the Brindleyplace JV and Moorfield holds the remaining 40% interest. In July 2010, the Brindleyplace JV acquired the properties in Birmingham, England. See Note 6 – Subsequent Events for additional information regarding this acquisition.

The Company has concluded its investment in the Brindleyplace JV does not qualify as a variable interest entity (“VIE”) under ASC 810 “Consolidation.” Based on the Company’s majority voting interest as well as certain additional voting rights and other factors, the Company has consolidated the entity in its financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its assumptions and estimates on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Additionally, application of the Company’s accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of Hines Global REIT, Inc., the Operating Partnership and the Brindleyplace JV as well as amounts related to noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

We have evaluated the effect of subsequent events on our condensed consolidated financial statements.

International Operations

The Great Britain pound is the functional currency for the Company’s subsidiaries operating in Birmingham, England. The Company’s foreign subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The Company translates income statement accounts using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. These translation gains or losses are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Upon disposal of these subsidiaries the Company will remove the accumulated translation adjustment from equity and include it as part of the gain or loss on disposal in its consolidated statement of operations.

The Company’s international subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, assets and liabilities are remeasured into the functional currency using the exchange rate in effect at the date of the transaction. These gains or losses are included in the Company’s results of operations.

The Company’s subsidiaries also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the entity’s functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

As of June 30, 2010, the Company recorded foreign currency translation adjustments of approximately $29,000 related to the effect of changes in foreign currency exchange rates on contributions made to the Brindleyplace JV by the Company and Moorfield.

Investment Property and Lease Intangibles

Real estate assets acquired by the Company are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements that extend the useful life of the assets are capitalized and maintenance and repair costs are expensed as incurred.

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, are recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties are included in the Company’s results of operations from their respective dates of acquisition. Estimates of fair values are based upon estimates of future cash flows and other valuation techniques that the Company believes are similar to those used by independent appraisers and are used to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations, mortgage notes payable and any goodwill or gain on purchase. Values of buildings and improvements will be determined on an as if vacant basis. Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date. Acquisition-related costs such as transaction costs and acquisition fees paid to the Advisor are expensed as incurred.

The estimated fair value of acquired in-place leases are the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense.

Acquired above- and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the out-of-market lease value is charged to rental revenue.

Acquired above- and below-market ground lease values are recorded based on the difference between the present values (using an interest rate that reflects the risks associated with the lease acquired) of the contractual amounts paid pursuant to the ground leases and management’s estimate of fair market value of land under the ground leases. The capitalized above- and below-market lease values are amortized as adjustments to ground lease expense over the lease term.

Management estimates the fair value of assumed mortgage notes payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the outstanding principal balance of the note will be amortized over the life of the mortgage note payable.

Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount is adjusted, if necessary, to the estimated fair value to reflect impairment in the value of the asset.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Tenant and Other Receivables

As of June 30, 2010, tenant and other receivables primarily consisted of $1.9 million of receivables from the Company’s transfer agent related to shares of its stock that were sold during the previous day. Additionally, the Company expects receivable balances in the future will also consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent (see Note 2 – Revenue Recognition).  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost, net of any applicable allowance for doubtful accounts.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing, including any financing fees paid to our Advisor. As of June 30, 2010, the Company incurred approximately $55,000 of fees related to loans which it expects to assume in relation to its potential real estate acquisitions. These costs will be amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations, once the loan assumption process and acquisition are completed.

Deposits on Investment Property

Deposits on investment property consists of deposits paid on real estate investments the Company expects to acquire in future periods. At June 30, 2010, this includes $5.0 million in earnest money deposits paid in relation to the potential acquisition of Hock Plaza, $1.0 million related to the potential acquisition of Southpark and $28.6 million related to the acquisition of the Brindleyplace Project, which was consummated in July 2010. See Note 3 – Investment Property for additional information.

Other Assets

Other assets consist of prepaid insurance, which is amortized over its terms. Generally, other assets are amortized to expense or reclassified to other asset accounts upon being put into service in future periods.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Issuer Costs

The Company reimburses the Advisor for any issuer costs related to the Offering that it pays on the Company’s behalf, which consist of, among other costs, expenses of our organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. The Company did not have an obligation to reimburse the Advisor for any issuer costs until it achieved its minimum offering requirements on October 19, 2009. Therefore, the Company did not record issuer costs within its financial statements until that time. Organizational costs, such as expenses associated with the formation of the Company and its board of directors are expensed, and issuer costs are recorded as an offset to additional paid-in capital. As of June 30, 2010 and 2009, issuer costs incurred by the Advisor on the Company’s behalf totaled $5.2 million and $2.3 million, respectively.

Redemption of Common Stock

The Company complies with the Distinguishing Liabilities from Equity topic of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  Management believes that shares tendered for redemption by the holder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved.  When approved, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded a liability of $20,000 in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2010 related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity.

Per Share Data

Net loss per common share is calculated by dividing the net loss attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Recent Accounting Pronouncements

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets,” which codified the previously issued Statement of Financial Accounting Standards (“SFAS”) 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140.” ASU 2009-16 modifies the financial components approach, removes the concept of a qualifying special purpose entity, and clarifies and amends the derecognition criteria for determining whether a transfer of a financial asset or portion of a financial asset qualifies for sale accounting. The ASU also requires expanded disclosures regarding transferred assets and how they affect the reporting entity. ASU 2009-16 was effective for the Company on January 1, 2010. The adoption of ASU 2009-16 did not have a significant impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified the previously issued SFAS 167, “Amendments to FASB Interpretation No. 46R.” ASU 2009-17 changes the consolidation analysis for VIEs and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The ASU requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE. ASU 2009-17 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. ASU 2009-17 was effective for us beginning January 1, 2010. The adoption of ASU 2009-17 did not have a significant impact on the Company’s consolidated financial statements.

3.  INVESTMENT PROPERTY

On June 9, 2010, the Company acquired 17600 Gillette, a two-story office building located in the Orange County Airport Area of Irvine, California, for $20.4 million. 17600 Gillette consists of 98,925 square feet of rentable area that is 100% leased to DraftFCB, Inc., a global advertising agency network, under a lease that expires in March 2016.

Investment property consisted of the following as of June 30, 2010:

June 30, 2010
Buildings and improvements	$7,250,000
Less: accumulated depreciation	(10,955)
Buildings and improvements, net	7,239,045
Land	2,800,000
Investment property, net	$10,039,045

As of June 30, 2010, the cost basis and accumulated amortization related to lease intangibles was as follows:

	In-Place Leases	Out-of-Market Lease Assets
Cost	$4,420,000	$5,880,000
Less: accumulated amortization	(46,482)	(61,836)
Net	$4,373,518	$5,818,164

Amortization expense of in-place leases was approximatley $46,000 for the three and six months ended June 30, 2010 and amortization of above-market leases was a decrease to rental revenue of approximately $62,000 for the three and six months ended June 30, 2010.

Anticipated amortization of in-place leases and out-of-market leases, for the period from July 1 through December 31, 2010 and for each of the years ended December 31, 2011 through 2014 is as follows:

	In-Place Leases	Out-of-Market Leases
July 1 through December 31, 2010	$380,306	$505,928
2011	760,612	1,011,855
2012	760,612	1,011,855
2013	760,612	1,011,855
2014	760,612	1,011,855

        Leases

In connection with 17600 Gillette, the Company has entered into a non-cancelable lease agreement with Draft FCB, Inc., an advertising agency, for space. For the three and six months ended June 30, 2010, all of the revenue recognized by the Company was earned in relation to this lease agreement. As of June 30, 2010, the approximate fixed future minimum rentals for the period from July 1 through December 31, 2010 and for each of the years ended December 31, 2011 through 2014 and thereafter are as follows:

Fixed Future Minimum Rentals
July 1 through December 31, 2010	$1,393,274
2011	2,786,549
2012	2,786,549
2013	2,786,549
2014	2,786,549
Thereafter	3,483,186
Total	$16,022,656

        Investments in real estate

As described above, the Company acquired 17600 Gillette in June 2010. The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of the property as follows:

17600 Gillette
Buildings and improvements	$7,250,000
Land	2,800,000
In-place lease intangibles	4,420,000
Out-of-market lease intangibles	5,880,000
Total	$20,350,000

The amounts of revenues and net losses included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2010 related to the operations of the 17600 Gillette acquisition are as follows:

17600 Gillette
Revenues	$133,845
Net loss	$124,147

The following consolidated pro forma information is presented as if the Company acquired 17600 Gillette on January 1, 2009. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed this transaction on January 1, 2009 and 2010, nor does it purport to represent its future operations:

	Pro Forma		Pro Forma
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$792,248	$796,544	$1,584,496	$1,579,283
Net income	$205,303	$219,697	$410,608	$427,905

On July 7, 2010, the Brindleyplace JV acquired several properties located in Birmingham, England (the “Brindleyplace Project”), which consists of five office buildings including ground-floor retail, restaurant and theatre space, and a 903-space multi-story parking garage for a purchase price of £186.2 million ($282.5 million assuming a rate of $1.52 per GBP based on the transaction date), exclusive of transaction costs, financing fees and working capital reserves. See Note 6 — Subsequent Events, for additional information regarding this acquisition. The Company has omitted certain disclosures required by GAAP, such as the allocation of the purchase price and the pro forma results of operations because this acquisition was completed after the end of the period covered by this report. The Company expects to provide this information in future filings.

        Potential Acquisitions

Southpark Commerce Center II

On May 24, 2010, the Operating Partnership entered into a contract to acquire Southpark Commerce Center II (“Southpark”), an industrial complex of four buildings located in Austin, Texas. The seller, KBS Southpark Commerce Center II, LLC, is not affiliated with the Company or its affiliates. The buildings consist of 372,125 square feet of rentable area that is 94% leased to eight tenants. Three of these tenants, Travis Association for the Blind, AT&T, Inc. and Zarlink Semiconductor Inc., individually lease more than 10% of the rentable area of the complex.

 The contract purchase price for Southpark is expected to be approximately $31.3 million, exclusive of transaction costs, fees and working capital reserves. The Company expects to fund the acquisition using proceeds from its initial public offering and the assumption of an existing $18 million mortgage loan. The mortgage loan matures in December 2016 and has a fixed interest rate of 5.67%. The Company expects the closing of this acquisition to occur during the 3rd quarter of 2010, subject to a number of closing conditions. There is no guarantee that this acquisition will be consummated, and if the Company elects not to close on the acquisition of Southpark, it may forfeit its $1.0 million earnest money deposit.

Hock Plaza

On March 5, 2010, the Operating Partnership entered into a contract to acquire Hock Plaza, a 12-story office building located in the North Durham submarket of Durham, North Carolina. Hock Plaza was constructed in 2004 and consists of 327,160 square feet of rentable area that is 99% leased to three tenants. Two of the tenants, Duke University and the Duke University Health System, lease 98% of the net rentable area of the building under leases that expire in October 2019. The seller, Brickman Durham LLC, is not affiliated with the Company or its affiliates.

The contract purchase price for Hock Plaza is expected to be approximately $98.1 million, exclusive of transaction costs, financing fees and working capital reserves. The Company expects to fund the acquisition using proceeds from its current public offering and the assumption of an existing $80 million mortgage loan. The mortgage loan matures in December 2015 and has a fixed interest rate of 5.58%.

The Company expects the closing of this acquisition to occur in August 2010, subject to a number of closing conditions. There can be no assurances that this acquisition will be consummated and, if the Company elects not to close on the acquisition of Hock Plaza, it could forfeit its $5.0 million of earnest money deposits.

4.  DISTRIBUTIONS

With the authorization of its board of directors, the Company declared distributions to its stockholders and noncontrolling interest holder for the period from October 20, 2009 through September 30, 2010. These distributions were or will be calculated based on stockholders of record for each day in an amount equal to $0.00191781 per share, per day, which based on a purchase price of $10 per share, would equate to a 7% annualized distribution rate if it were maintained every day for a twelve-month period. Distributions for the period from October 20, 2009 through February 28, 2010 were paid on March 1, 2010. Distributions for subsequent months have been or will be paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in its distribution reinvestment plan. As the Company has only recently made its first real estate investment, all distributions paid through July 1, 2010 were paid using proceeds from the Offering.

  The table below outlines the Company’s total distributions declared to (i) the Company’s stockholders, including the breakout between the distributions paid in cash and those reinvested pursuant to our distribution reinvestment plan and (ii) the holder of a noncontrolling interest in the Operating Partnership (which distributions were paid in cash) as well as the sources of the Company’s cash distributions.

	Stockholders			Noncontrolling Interest	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flow From Operating Activities	Offering Proceeds
June 30, 2010	$976,991	$1,368,149	$2,345,140	$3,684	—	$980,675	(100%)
March 31, 2010	$395,334	$601,829	$997,163	$3,644	—	$398,978	(100%)
December 31, 2009*	$104,560	$152,575	$257,135	$2,956	—	$107,516	(100%)

* Distributions were declared for the period from October 20, 2009 - December 31, 2009.

5.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the three and six months ended June 30, 2010 and 2009 and amounts unpaid as of June 30, 2010 and December 31, 2009.

	Incurred		Unpaid (Receivable) as of
Type and Recipient	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	June 30, 2010	December 31, 2009

Selling Commissions – Dealer Manager	$6,654,225	$10,825,268	$321,767	$4,775
Dealer Manager Fee – Dealer Manager	$2,317,925	$3,740,098	$(61,093)	$302,040
Issuer Costs - the Advisor	$485,398	$1,607,331	$684,076	$2,050,779
Other - the Advisor (1)	$232,222	$319,218	$177,958	$169,129
Acquisition Fee - the Advisor	$407,000	$407,000	$407,000	$—
Asset Management Fees	$18,315	$18,315	$18,315	$—
Property Management Fee - Hines	$2,324	$2,324	$2,324	$—
Expense Reimbursement - Hines (with respect to management and operations of the Company's properties)	$7,821	$7,821	$7,821	$—
Due to Affiliates			$1,558,168	$2,526,723

Note: The Company was formed in 2008, but no costs were recorded in its financial statements until the 3rd quarter of 2009.

(1)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition related expenses. These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

6.  FAIR VALUE DISCLOSURES

The discussion below presents information about the three-level fair value hierarchy described in the Fair Value Measurements and Disclosure topic of the FASB Accounting Standards Codification and the valuation techniques utilized by the Company. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

As of June 30, 2010, the Company has not measured any of its financial instruments at their respective fair values. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, distributions receivable, tenant and other receivables, deposits on investment property, accounts payable and accrued expenses, other liabilities and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

 7.  SUBSEQUENT EVENTS

        Acquisition of the Brindleyplace Project

On July 7, 2010, the Brindleyplace JV consummated its acquisition of the Brindleyplace Project. The Brindleyplace Project consists of five office buildings including ground-floor retail, restaurant and theatre space, and a 903-space multi-story parking garage. The seller, Brindleyplace Limited Partnership, is not affiliated with the Company or its affiliates.

The contract purchase price for the Brindleyplace Project was £186.2 million ($282.5 million assuming a rate of $1.52 per GBP based on the transaction date), exclusive of transaction costs, financing fees and working capital reserves. The Brindleyplace JV funded the acquisition using contributions from the venturers and proceeds from a secured mortgage facility agreement entered into with Eurohypo AG (see additional details below). The Company funded its contributions to the Brindleyplace JV using proceeds from its initial public offering.

The Brindleyplace Project consists of 560,200 square feet of rentable area that is 99.2% leased to 29 tenants. British Telecom, a telecommunication firm, leases 133,084 square feet or approximately 24% of the rentable area of the Brindleyplace Project, under a lease that expires in January 2012. The Royal Bank of Scotland PLC, a global banking and financial services company (“RBS”), leases 101,349 square feet or approximately 18% of the rentable area of the Brindleyplace Project, under a lease that expires in December 2028. Deloitte LLP, a company that provides auditing, consulting, financial advisory, risk management and tax services, leases 58,341 square feet or approximately 10% of the rentable area of the Brindleyplace Project, under a lease that expires in February 2016. The remaining space is leased to twenty-six tenants, none of which leases more than 10% of the rentable area of the Brindleyplace Project.

Additionally, a joint venture owned 60% by an affiliate of Hines and 40% by an affiliate of Moorfield, will lease 100% of the parking garage under a lease that expires in July 2015. This joint venture will be responsible for the operations of the parking garage, which they intend to outsource to GVA Grimley Limited. The annual base rent under this lease is currently £600,000 ($910,000 assuming a rate of $1.52 per GBP based on the transaction date) plus a certain percentage of gross rental receipts from the operation of the garage, if certain thresholds are achieved.

The Brindleyplace Project will continue to be property managed by GVA Grimley Limited, and the initial asset management service will be outsourced to Argent Estates Limited, neither of which is affiliated with the Company, Hines or their affiliates.

In connection with the acquisition of its investment in this property, the Company expects to pay the Advisor approximately $3.4 million in acquisition fees and $1.1 million in financing fees. Additionally, we expect that Moorfield will pay an affiliate of Hines an acquisition fee of approximately £380,000 plus a transaction structuring fee of approximately £120,000 ($578,000 and $181,000, respectively, assuming a rate of $1.52 per GBP based on the transaction date).

On July 1, 2010, subsidiaries of the Brindleyplace Joint Venture entered into a secured mortgage facility agreement in the aggregate amount of £121.1 million ($183.7 million assuming a rate of $1.52 per GBP based on the transaction date) (the “Loan”) with Eurohypo AG (“Eurohypo” or the “Lender”) pursuant to separate Debenture Agreements dated July 7, 2010 (the “Debentures”), Share and Receivables Pledge Agreements and Account Pledge Agreements (together with the Debentures and the additional documents executed by the parties in connection with the Loan, the “Loan Documents”). Pursuant to Loan Documents, the Loan is secured by a mortgage and related security interests in the Brindleyplace Project. The Loan Documents also included assignments of rent, leases and permits for the benefit of the Lender.

The Loan matures on July 7, 2015 and has a floating interest rate of LIBOR plus a spread that ranges from 1.45% to 1.60%, based on the loan-to-value ratio of the Brindleyplace Project. Interest on approximately £90.8 million ($137.7 million assuming a rate of $1.52 per GBP based on the transaction date) of the loan balance was fixed at closing at 3.91% through multiple 5-year swaps with Eurohypo. Interest payments are due quarterly, in arrears, beginning on July 20, 2010 through maturity. The Loan may be repaid in full prior to maturity, subject to a prepayment premium if it is repaid in the first 3 years, and is prepayable at par thereafter. The Loan Documents require the borrowers to establish a reserve for the refurbishment of a portion of the Brindleyplace Project. The borrowers will deposit £584,000 ($886,000 assuming a rate of $1.52 per GBP based on the transaction date) quarterly beginning October 2010 and will continue until January 2012.

The Lender may exercise certain rights under the Loan Documents, including the right of foreclosure and the right to accelerate payment of the entire balance of the Loan (including fees and the prepayment premium) upon events of default, subject to the borrowers’ ability to cure during a grace period. The events of default under the Loan Documents include, among others, the insolvency of the borrowers or the Brindleyplace JV, the borrowers’ inability to meet ongoing financial covenants of the facility, the borrowers’ failure to maintain insurance on the Brindleyplace Project and the failure of certain representations and warranties in the Loan Documents to be true and correct in all material respects.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements concerning future financial performance and distributions, future debt and financing levels, acquisitions and investment objectives, payments to Hines Global REIT Advisors Limited Partnership (the “Advisor”), and its affiliates and other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto as well as all other statements that are not historical statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included in this Quarterly Report on Form 10-Q are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, the availability of future financing and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying forward-looking statements could be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, pay distributions to our shareholders and maintain the value of any real estate investments and real estate-related investments in which we may hold an interest in the future, may be significantly hindered.

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

–
Our distributions paid to date were paid using proceeds from our initial public offering and some or all of the distributions we pay in the future may be paid from sources such as cash advances by our Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the offering. When we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced;

–	Risks associated with debt and our ability to secure financing;

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

You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report on Form 10-Q. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report on Form 10-Q may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report on Form 10-Q will be achieved. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. Each forward-looking statement speaks only as of the date of the particular statement, and we do not undertake to update any forward-looking statement.

Executive Summary

Hines Global REIT, Inc. was formed in December 2008 to invest in a diversified portfolio of quality commercial real estate properties and related investments in the United States and internationally. In August 2009, we commenced a $3.5 billion initial public offering of our common shares (the “Offering”) and have raised $230.6 million in gross proceeds from the Offering through August 10, 2010.

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

In June 2010, we acquired our first real estate investment, 17600 Gillette, an office property in Irvine, California. In July 2010, we acquired an interest in the Brindleyplace Project, a group of properties in Birmingham, England, through a joint venture with the Moorfield Group, a UK real estate and related private equity fund manager and investor. Additionally, we have entered into contracts to acquire Southpark, an industrial property in Austin, Texas and Hock Plaza, an office property in Durham, North Carolina, which we expect to close on during the 3rd quarter of 2010.

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

We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as we determine to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 50% or more than 70% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. On March 1, 2010, our board of directors, including all of our independent directors, approved the assumption of a mortgage loan related to our acquisition of Hock Plaza, an office property in Durham, North Carolina. The mortgage is approximately 81% of the value of Hock Plaza based on the contract purchase price. We expect that once we close on our acquisitions of Southpark and Hock Plaza, our portfolio will be less than 75% leveraged.

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

In addition to making investments in accordance with our investment objectives, we use our capital resources to make certain payments to our Advisor, Hines Real Estate Investments, Inc. (the “Dealer Manager”), and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. Pursuant to those agreements, we make or may make various payments to our Advisor and/or Hines and its affiliates, including acquisition fees, asset management fees, financing fees, disposition fees, property management fees, leasing fees, and payments for reimbursements of certain costs incurred by our Advisor and Hines and its affiliates in providing related services to us.

During the first half of 2010, our cash flows primarily related to the receipt of proceeds from the Offering, payments of offering-related costs and payments of amounts related to real estate investments. The discussions below provide additional details regarding our cash flows.

        Cash Flows from Operating Activities

Our direct investments in real estate assets generate cash flow in the form of rental revenues, which are reduced by debt service, direct leasing costs and property-level operating expenses. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we incur general and administrative expenses, asset management and acquisition fees and expenses.

Net cash used in operating activities was approximately $961,000 and primarily related to the payment of general and administrative costs as well as acquisition expenses.

        Cash Flows from Investing Activities

Net cash used in investing activities was $54.8 million for the six months ended June 30, 2010 as a result of the following:

During the six months ended June 30, 2010, we paid deposits of $28.6 million related to our acquisition of the Brindleyplace Project in July and $6.0 million related to our potential acquisitions of Hock Plaza and Southpark.

During the six months ended June 30, 2010, we made payments of $20.2 million related to our acquisition of 17600 Gillette and its related lease intangibles.

        Cash Flows from Financing Activities

           Initial Public Offering

        During the six months ended June 30, 2010, we raised proceeds of $148.3 million excluding proceeds from the distribution reinvestment plan. In addition, we made payments of $17.6 million for selling commissions, dealer manager fees and issuer costs related to our offering.

           Distributions

In our initial quarters of operations, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions paid. Therefore, particularly in the earlier part of the Offering, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the Offering. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

With the authorization of our board of directors, we declared distributions to our stockholders and noncontrolling interest holder for the period from October 20, 2009 through September 30, 2010. These distributions were or will be calculated based on stockholders of record for each day in an amount equal to $0.00191781 per share, per day, which based on a purchase price of $10 per share, would equate to a 7% annualized distribution rate if it were maintained every day for a twelve-month period. Distributions for the period from October 20, 2009 through February 28, 2010 were paid on March 1, 2010. Distributions for subsequent months have been or will be paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. As we have only recently made our first real estate investment, all distributions paid through July 1, 2010 were paid using proceeds from the Offering.

The table below outlines our total distributions declared to (i) our stockholders, including the breakout between the distributions paid in cash and those reinvested pursuant to our distribution reinvestment plan and (ii) the holder of a noncontrolling interest in our operating partnership (which distributions were paid in cash) as well as the sources of our cash distributions.

	Stockholders			Noncontrolling Interest	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flow From Operating Activities	Offering Proceeds

June 30, 2010	$976,991	$1,368,149	$2,345,140	$3,684	—	$980,675	(100%)
March 31, 2010	$395,334	$601,829	$997,163	$3,644	—	$398,978	(100%)
December 31, 2009*	$104,560	$152,575	$257,135	$2,956	—	$107,516	(100%)

* Distributions were declared for the period from October 20, 2009 - December 31, 2009.

       Contributions From Noncontrolling Interests

As described previously, we formed a joint venture with Moorfield (the “Brindleyplace JV”) in June 2010 to acquire certain properties that are a part of a mixed-use development in Birmingham, England. As of June 30, 2010, Moorfield had invested $11.5 million into the Brindleyplace JV to fund its share of the earnest money deposit for the acquisition, which was recorded in contributions from noncontrolling interests in our condensed consolidated statement of cash flows. We own a 60% interest in the Brindleyplace JV and Moorfield holds the remaining 40% interest. In July 2010, the Brindleyplace JV acquired the properties in Birmingham, England. See “Subsequent Events” for additional information regarding this acquisition.

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

Results of Operations

Our results of operations for the three and six months ended June 30, 2010 are not indicative of those expected in future periods as we did not meet our minimum offering requirements until October 2009 (other than with respect to Pennsylvania and Tennessee) and only recently made our first real estate investment. Amounts recorded in our condensed consolidated statements of operations for the three and six months ended June 30, 2010 are due to the following:

•
Total revenues, property operating expenses, real property taxes, depreciation and amortization and interest income relate solely to our operation of 17600 Gillette, which was acquired on June 9, 2010.

•
Acquisition expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. $2.1 million of the acquisition expenses incurred during the three and six months ended June 30, 2010 relate to the Brindleyplace Project.

•
We pay monthly asset management fees to the Advisor based on the amount of net equity capital invested in real estate investments and pay acquisition fees to the Advisor based on the purchase prices of our real estate investments. Asset management and acquisition fees for the three and six months ended June 30, 2010 are primarily comprised of the $407,000 acquisition fee paid in relation to our acquisition of 17600 Gillette.

•
General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and may increase in the future as we continue to raise capital and make additional real estate investments.

     The loss allocated to the noncontrolling interest holders for the three and six months ended June 30, 2010 primarily relates to the allocation of acquisition expenses to our minority partner in the Brindleyplace JV.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we expect to pay certain fees and reimbursements to these entities, including selling commissions, dealer manager fees, acquisition fees, asset and property management fees, leasing fees, construction management fees, debt financing fees, disposition fees, development management fees, reimbursement of issuer costs, and reimbursement of certain operating costs, as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

As of June 30, 2010 and December 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments and Subsequent Events

  Acquisition of the Brindleyplace Project

On July 7, 2010, the Brindleyplace JV consummated their acquisition of the Brindleyplace Project. The Brindleyplace Project consists of five office buildings including ground-floor retail, restaurant and theatre space, and a 903-space multi-story parking garage. The seller, Brindleyplace Limited Partnership, is not affiliated with Hines or its affiliates.

The contract purchase price for the Brindleyplace Project was £186.2 million ($282.5 million assuming a rate of $1.52 per GBP based on the transaction date), exclusive of transaction costs, financing fees and working capital reserves. The Brindleyplace JV funded the acquisition using contributions from the venturers and proceeds from a secured mortgage facility agreement entered into with Eurohypo AG (see additional details below). We funded our contributions to the Brindleyplace JV using proceeds from our initial public offering.

The Brindleyplace Project consists of 560,200 square feet of rentable area that is 99.2% leased to 29 tenants. British Telecom, a telecommunication firm, leases 133,084 square feet or approximately 24% of the rentable area of the Brindleyplace Project, under a lease that expires in January 2012. The Royal Bank of Scotland PLC, a global banking and financial services company (“RBS”), leases 101,349 square feet or approximately 18% of the rentable area of the Brindleyplace Project, under a lease that expires in December 2028. Deloitte LLP, a company that provides auditing, consulting, financial advisory, risk management and tax services, leases 58,341 square feet or approximately 10% of the rentable area of the Brindleyplace Project, under a lease that expires in February 2016. The remaining space is leased to twenty-six tenants, none of which leases more than 10% of the rentable area of the Brindleyplace Project.

Additionally, a joint venture owned 60% by an affiliate of Hines and 40% by an affiliate of Moorfield, will lease 100% of the parking garage under a lease that expires in July 2015. This joint venture will be responsible for the operations of the parking garage, which they intend to outsource to GVA Grimley Limited. The annual base rent under this lease is currently £600,000 ($910,000 assuming a rate of $1.52 per GBP based on the transaction date) plus a certain percentage of gross rental receipts from the operation of the garage, if certain thresholds are achieved.

The Brindleyplace Project will continue to be property managed by GVA Grimley Limited, and the initial asset management service will be outsourced to Argent Estates Limited, neither of which is affiliated with us, Hines or its affiliates.

In connection with the acquisition of our investment in this property, we expect to pay the Advisor approximately $3.4 million in acquisition fees and $1.1 million in financing fees. Additionally, we expect that Moorfield will pay an affiliate of Hines an acquisition fee of approximately £380,000 plus a transaction structuring fee of approximately £120,000 ($578,000 and $181,000, respectively, assuming a rate of $1.52 per GBP based on the transaction date).

On July 1, 2010, subsidiaries of the Brindleyplace Joint Venture entered into a secured mortgage facility agreement in the aggregate amount of £121.1 million ($183.7 million assuming a rate of $1.52 per GBP based on the transaction date) (the “Loan”) with Eurohypo AG (“Eurohypo” or the “Lender”) pursuant to separate Debenture Agreements dated July 7, 2010 (the “Debentures”), Share and Receivables Pledge Agreements and Account Pledge Agreements (together with the Debentures and the additional documents executed by the parties in connection with the Loan, the “Loan Documents”). Pursuant to Loan Documents, the Loan is secured by a mortgage and related security interests in the Brindleyplace Project. The Loan Documents also included assignments of rent, leases and permits for the benefit of the Lender.

The Loan matures on July 7, 2015 and has a floating interest rate of LIBOR plus a spread that ranges from 1.45% to 1.60%, based on the loan-to-value ratio of the Brindleyplace Project. Interest on approximately £90.8 million ($137.7 million assuming a rate of $1.52 per GBP based on the transaction date) of the loan balance was fixed at closing at 3.91% through multiple 5-year swaps with Eurohypo. Interest payments are due quarterly, in arrears, beginning on July 20, 2010 through maturity. The Loan may be repaid in full prior to maturity, subject to a prepayment premium if it is repaid in the first 3 years, and is prepayable at par thereafter. The Loan Documents require the borrowers to establish a reserve for the refurbishment of a portion of the Brindleyplace Project. The borrowers will deposit £584,000 ($886,000 assuming a rate of $1.52 per GBP) quarterly beginning October 2010 and will continue until January 2012.

The Lender may exercise certain rights under the Loan Documents, including the right of foreclosure and the right to accelerate payment of the entire balance of the Loan (including fees and the prepayment premium) upon events of default, subject to the borrowers’ ability to cure during a grace period. The events of default under the Loan Documents include, among others, the insolvency of the borrowers or the Brindleyplace JV, the borrowers’ inability to meet ongoing financial covenants of the facility, the borrowers’ failure to maintain insurance on the Brindleyplace Project and the failure of certain representations and warranties in the Loan Documents to be true and correct in all material respects.

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

We may be exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates and, in some cases, with the ability to convert variable rates to fixed rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of June 30, 2010, we had no outstanding debt and therefore, we were not exposed to interest rate risk related to debt. However, we invest proceeds we receive from the Offering in short-term, highly-liquid investments until we use such funds to make real estate investments. Although we don’t expect that income we earn on these temporary investments will be substantial, our earnings will be subject to the fluctuations of interest rates and their effect on these investments.

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

Item 4.    Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
Item 1.   Legal Proceedings

  From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of August 13, 2010, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors.

  Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, we did not sell or issue any equity securities that were not registered under the Securities Act.

The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs (2)
April 1, 2010 to June 30, 2010 (1)	7,500	$10.00	7,500	-
Total	7,500	$10.00	7,500

(1) All shares were redeemed on May 28, 2010.
(2) Our share redemption program was first announced at the commencement of our initial public offering in August 2009.  Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval.  We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Such redemptions will be limited to the lesser of the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. This amount represents the number of shares available for redemption on July 1, 2010.  Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder, as was the case with the shares listed in the table.  Except for shares that may be redeemed pursuant to these special redemption requests, there were no shares available for redemption as of July 1, 2010 because there were no shares outstanding as of July 1, 2009.

Use of Proceeds from Registered Securities

On August 5, 2009, the Registration Statement on Form S-11 (File No. 333-156742) for the Offering, was declared effective under the Securities Act of 1933. The Offering commenced on August 5, 2009 and is currently expected to terminate on or before August 5, 2011, unless extended by our board of directors.

From August 5, 2009 through the quarter ended June 30, 2010, we raised gross proceeds of $184.1 million through the sale of 18.5 million shares to the public in connection with the Offering; including $1.6 million through the issuance of approximately 165,000 shares sold through our distribution reinvestment plan. During that time, we incurred $13.2 million of selling commissions, $4.6 million of dealer manager fees and $5.2 million of issuer costs related to the Offering.  The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines. Net proceeds available for investment after the payment of the costs described above were $161.1 million, from August 5, 2009 through June 30, 2010

In addition, we used offering proceeds to fund the following items from August 5, 2009 through the quarter ended June 30, 2010:

•	In June, 2010, we acquired 17600 Gillette, an office property in Irvine, California. The purchase price paid for 17600 Gillette, including lease intangibles was $20.2 million;

•	We paid deposits of $23.1 million on the Brindleyplace Project, Southpark and Hock Plaza, after contributions from our joint venture partner;

•	We used approximately $961,000 to fund operating activities and

•	We used $1.1 million of offering proceeds to fund distributions.

  See Financial Condition, Liquidity and Capital Resources elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our cash flows.

Item 3.  Defaults Upon Senior Securities.

  Not applicable.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

  Not applicable.

Item 6.   Exhibits

  The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES GLOBAL REIT, INC.

August 13, 2010	By:	/s/ CHARLES N. HAZEN
Charles N. Hazen
President and Chief Executive Officer

August 13, 2010	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
3.1
Articles of Amendment and Restatement of Hines Global REIT, Inc. (filed as Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11, File No. 333-156742, originally filed on January 15, 2009 (the “Registration Statement”) on August 3, 2009, and incorporated herein by reference).

3.2		Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.2 to Amendment No. 1 to the Registration Statement on March 18, 2009 and incorporated herein by reference).
4.1		Hines Global REIT, Inc. Distribution Reinvestment Plan (filed as Appendix C to the prospectus contained in the Registration Statement and incorporated herein by reference).
10.1		Selected Dealer Agreement, dated May 19, 2010, by and among Hines Global REIT, Inc., Hines Real Estate Investments, Inc., Hines Global REIT Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 1.1 to Current Report on Form 8-K filed on May 25, 2010 and incorporated herein by reference).
10.2
Contract of Sale and Purchase, dated as of May 13, 2010, by and between AJ Irvine Owner Corporation and Hines Global REIT Properties LP (filed as Exhibit 10.1 to Current Report on Form 8-K filed on May 19, 2010 and incorporated herein by reference).

10.3
First Amendment to the Contract of Sale and Purchase dated as of June 2, 2010 between AJ Irvine Owner Corporation and Hines Global REIT Properties, LP (filed as Exhibit 10.2 to Current Report on Form 8-K filed on June 15, 2010 and incorporated herein by reference).

10.4
Second Amendment to the Contract of Sale and Purchase dated as of June 4, 2010 by and between AJ Irvine Owner Corporation and Hines Global REIT Properties, LP (filed as Exhibit 10.3 to Current Report on Form 8-K filed on June 15, 2010 and incorporated herein by reference).

10.5
Purchase and Sale Agreement and Escrow Instructions, dated as of May 24, 2010, by and between KBS Southpark Commerce Center II, LLC and Hines Global REIT Properties LP (filed as Exhibit 10.1 to Current Report on Form 8-K filed on May 28, 2010 and incorporated herein by reference).

10.6
Bill of Sale and Assignment, dated as of June 9, 2010, by and between AJ Irvine Owner Corporation and Hines Global REIT 17600 Gillette LP (filed as Exhibit 10.11 to Post-Effective Amendment No. 2 to the Registration Statement on July 21, 2010 and incorporated herein by reference).

10.7		Form of Property Management Agrement and Lease Agreement between Subsidiary of Hines Global REIT and Hines Interst Limited Partnership (Domestic Office Properties) (filed as Exhibit 10.12 to Post-Effective Amendment No. 2 to the Registration Statement on July 21, 2010 and incorporated herein by reference).
31.1	*	Certification.
31.2	*	Certification.
32.1	*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit 32.1 is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith