Form 10-Q
period 2010-09-30
Hines Global REIT, Inc.
filed 2010-11-15
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Yes ☐   No ☒

As of November 10, 2010, approximately 34.5 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Removed and Reserved	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

SIGNATURES
Certification
Certification
Certification of CEO & CFO pursuant to Section 906

PART 1 - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
Investment property, net	$295,250,416	$-
Cash and cash equivalents	118,315,718	28,167,703
Restricted cash	885,616	-
Tenant and other receivables	3,899,971	312,880
Intangible lease assets, net	112,257,279	-
Deferred leasing costs, net	261,147	-
Deferred financing costs, net	4,162,138	-
Other assets	26,383,443	-
Total Assets	$561,415,728	$28,480,583

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$6,350,348	$52,992
Due to affiliates	3,950,825	2,526,723
Intangible lease liabilities, net	4,618,352	-
Other liabilities	7,467,333	-
Interest rate swap contracts	3,804,365	-
Distributions payable	2,387,544	260,091
Notes payable	268,553,642	-
Total Liabilities	297,132,409	2,839,806

Commitments and contingencies (Note 11)

Equity:
Stockholders' equity:
Preferred shares, $.001 par value; 500,000,000 preferred shares authorized, none issued or outstanding as of September 30, 2010 and December 31, 2009	-	-
Common stock, $.001 par value; 1,500,000,000 shares authorized, 28,809,324 and 3,276,376 issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	28,809	3,276
Additional paid-in capital	245,492,916	26,012,411
Accumulated deficit	(21,304,474)	(407,632)
Accumulated other comprehensive income	2,600,901	-
Total stockholders' equity	226,818,152	25,608,055
Noncontrolling interests	37,465,167	32,722
Total Equity	264,283,319	25,640,777
Total Liabilities and Equity	$561,415,728	$28,480,583
See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2010 and 2009
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental revenue	$7,339,078	$-	$7,472,522	$-
Other revenue	532,331	-	532,732	-
Total revenues	7,871,409	-	8,005,254	-
Expenses:
Property operating expenses	1,499,497	-	1,508,058	-
Real property taxes	145,719	-	161,358	-
Property management fees	222,017	-	224,341	-
Depreciation and amortization	6,399,704	-	6,457,141	-
Acquisition related expenses	12,823,029	-	15,406,411	-
Asset management and acquisition fees	5,802,617	-	6,227,932	-
General and administrative expenses	463,404	56,004	1,238,696	56,004
Total expenses	27,355,987	56,004	31,223,937	56,004
Loss before other income (expenses) and provision for income taxes	(19,484,578)	(56,004)	(23,218,683)	(56,004)
Other income (expenses):
Loss on interest rate swap contracts	(3,733,563)	-	(3,733,563)	-
Other losses	(2,638)	-	(2,638)	-
Interest expense	(2,008,762)	-	(2,008,762)	-
Interest income	47,277	-	72,305	-
Loss before provision for income taxes	(25,182,264)	(56,004)	(28,891,341)	(56,004)
Provision for income taxes	(372,316)	-	(372,316)	-
Net loss	(25,554,580)	(56,004)	(29,263,657)	(56,004)
Net loss attributable to noncontrolling interests	7,538,913	53,204	8,366,815	53,204
Net loss attributable to common stockholders	$(18,015,667)	$(2,800)	$(20,896,842)	$(2,800)
Basic and diluted loss per common share:	$(0.76)	$(2.52)	$(1.45)	$(2.64)
Weighted average number of common shares outstanding	23,596,108	1,111	14,371,470	1,062

Net comprehensive loss:
Net loss	$(25,554,580)	$(56,004)	$(29,263,657)	$(56,004)
Other comprehensive income:
Foreign currency translation adjustment	4,265,656	-	4,294,294	-
Net comprehensive loss:	(21,288,924)	(56,004)	(24,969,363)	(56,004)
Net comprehensive loss attributable to noncontrolling interests	5,855,881	53,204	6,673,422	53,204
Net comprehensive loss attributable to common stockholders	$(15,433,043)	$(2,800)	$(18,295,941)	$(2,800)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2010 and 2009
(UNAUDITED)

	Hines Global REIT, Inc.

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total		Noncontrolling Interests
Balance as of January 1, 2010	3,276,376	$3,276	$26,012,411	$(407,632)	$-	$25,608,055		$32,722
Issuance of common shares	25,549,948	25,550	254,701,092	-	-	254,726,642		-
Contributions from noncontrolling interests	-	-	-	-	-	-		44,924,715
Distributions declared	-	-	(7,505,047)	-	-	(7,505,047)		(818,848)
Redemption of common shares	(17,000)	(17)	(873,485)	-	-	(873,502)		-
Selling commissions and dealer manager fees	-	-	(24,565,798)	-	-	(24,565,798)		-
Issuer costs	-	-	(2,276,257)	-	-	(2,276,257)		-
Net loss	-	-	-	(20,896,842)	-	(20,896,842)		(8,366,815)
Foreign currency translation adjustment	-	-	-	-	2,600,901	2,600,901		1,693,393
Balance as of September 30, 2010	28,809,324	$28,809	$245,492,916	$(21,304,474)	$2,600,901	$226,818,152	$	$ 37,465,167

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total		Noncontrolling Interests
Balance as of January 1, 2009	-	$-	$-	$-	$-	$-		$-
Issuance of common shares	1,111	1	9,999	-	-	10,000		-
Contributions from noncontrolling interests	-	-	-	-	-	-		190,000
Net loss	-	-	-	(2,800)	-	(2,800)		(53,204)
Balance as of September 30, 2009	1,111	$1	$9,999	$(2,800)	$-	$7,200		$136,796

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2010 and 2009
(UNAUDITED)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,263,657)	$(56,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,989,048	-
Loss on interest rate swap contracts	3,729,476	-
Changes in assets and liabilities:
Increase in other assets	(362,497)	-
Increase in tenant and other receivables	(2,014,862)	-
Increase in deferred lease cost	(260,563)	-
Increase in accounts payable and accrued expenses	4,731,388	14,356
Increase in other liabilities	1,870,035	-
Increase in due to affiliates	2,202,317	41,648
Net cash used in operating activities	(12,379,315)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in property	(205,591,300)	-
Additions to deposits on investment property	(26,000,000)	-
Increase in acquired lease intangibles, net	(109,931,767)	-
Increase in restricted cash	(44,304)	-
Net cash used in investing activities	(341,567,371)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Escrowed investor proceeds	-	903,400
Escrowed investor proceeds liability	-	(903,400)
Proceeds from issuance of common stock	249,625,146	10,000
Contribution from noncontrolling interests	44,924,715	190,000
Redemption of common shares	(170,000)	-
Payments of issuer costs	(3,989,876)	-
Payment of selling commissions and dealer manager fees	(24,431,511)	-
Distributions paid to stockholders and noncontrolling interests	(2,646,029)	-
Proceeds from notes payable	183,656,655	-
Increase in security deposit liability, net	44,304	-
Additions to deferred financing costs	(3,449,144)	-
Net cash provided by financing activities	443,564,260	200,000
Effect of exchange rate changes on cash	530,441	-
Net change in cash and cash equivalents	90,148,015	200,000
Cash and cash equivalents, beginning of period	28,167,703	-
Cash and cash equivalents, end of period	$118,315,718	$200,000

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2009 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of September 30, 2010 and December 31, 2009, and the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Hines Global REIT, Inc. (the “Company”), was formed as a Maryland corporation on December 10, 2008 for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. The business of the Company is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement, between the Company, the Advisor and the Operating Partnership (defined below).

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

As of September 30, 2010, the Company owned direct investments in three properties. These properties consist of two U.S. office properties and one mixed-use office and retail complex in Birmingham, England.  Additionally, the Company acquired an industrial property in Austin, Texas in October 2010 and an office property in Minneapolis, Minnesota in November 2010.

On October 19, 2009, the Company achieved its minimum offering requirements in all states except for Tennessee and Pennsylvania, which have higher minimum offering requirements. The minimum offering requirements were met on December 7, 2009 for Tennessee and on April 14, 2010 for Pennsylvania. As of November 10, 2010, the Company had received gross offering proceeds of $344.5 million from the sale of 34.5 million shares.

Noncontrolling Interests

On January 7, 2009, the Company and Hines Global REIT Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines Global REIT Properties, LP (the “Operating Partnership”). The Company conducts substantially all of its operations through the Operating Partnership. On January 14, 2009, the Company and HALP made initial capital contributions to the Operating Partnership of $10,000 and $190,000, respectively and accordingly, HALP owned a 95.0% noncontrolling interest in the Operating Partnership. As of September 30, 2010 and December 31, 2009, HALP owned a 0.1% and 0.6% interest in the Operating Partnership, respectively.

In June 2010, the Operating Partnership and Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) formed a joint venture, called Hines Moorfield UK Venture I S.A.R.L., (the “Brindleyplace JV”), to acquire certain properties that are a part of a mixed-use development in Birmingham, England.  On July 7, 2010, the Brindleyplace JV acquired several properties located in Birmingham, England (the "Brindleyplace Project").  The Brindleyplace Project consists of five office buildings including ground-floor retail, restaurant and theatre space, and a 903-space multi-story parking garage.  The Company owns a 60% interest in the Brindleyplace JV and Moorfield holds the remaining 40% interest.

The Company has concluded its investment in the Brindleyplace JV does not qualify as a variable interest entity (“VIE”) under ASC 810 “Consolidation.” Based on the Company’s majority voting interest as well as certain additional voting rights and other factors, the Company has consolidated the Brindleyplace JV and its wholly-owned subsidiaries in its financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Described below are certain of the Company’s significant accounting policies.  The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q.  Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for a complete listing of all of its significant accounting policies.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its assumptions and estimates on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Additionally, application of the Company’s accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of Hines Global REIT, Inc., the Operating Partnership and its wholly-owned subsidiaries and the Brindleyplace JV as well as amounts related to noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

The Company has evaluated the effect of subsequent events on its condensed consolidated financial statements.

International Operations

The British pound (“GBP”) is the functional currency for the Company’s subsidiaries operating in Birmingham, England. These subsidiaries have translated their financial statements from British pounds into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement accounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income within stockholders’ equity. Upon disposal of these subsidiaries, the Company will remove the accumulated translation adjustment from stockholders’ equity and include it in the gain or loss on disposal in its consolidated statement of operations.

These subsidiaries may have transactions denominated in currencies other than British pounds. In these instances, assets and liabilities are remeasured into British pounds at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. These gains or losses are included in the Company’s results of operations.

These subsidiaries also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than British pounds, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

As of September 30, 2010, the Company recorded foreign currency translation adjustments of approximately $4.3 million, including $1.7 million of adjustments relating to noncontrolling interests, related to the effect of changes in exchange rates between British pounds and the U.S. dollar.

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

 Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, are recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties are included in the Company’s results of operations from their respective dates of acquisition. Estimates of fair values are based upon estimates of future cash flows and other valuation techniques that the Company believes are similar to those used by independent appraisers and are used to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired out-of-market leases, tenant relationships, asset retirement obligations, mortgage notes payable and any goodwill or gain on purchase. Values of buildings and improvements will be determined on an as if vacant basis. Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date. Acquisition-related costs such as transaction costs and acquisition fees paid to the Advisor are expensed as incurred.

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

Acquired out-of-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized out-of-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the out-of-market lease value is charged to rental revenue.

Acquired out-of-market ground lease values are recorded based on the difference between the present values (using an interest rate that reflects the risks associated with the lease acquired) of the contractual amounts paid pursuant to the ground leases and management’s estimate of fair market value of land under the ground leases. The capitalized out-of-market lease values are amortized as adjustments to ground lease expense over the lease term.

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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Tenant and Other Receivables

Receivable balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent (see Note 2 – Revenue Recognition).  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost, net of any applicable allowance for doubtful accounts.  As of September 30, 2010, no such allowances have been recorded.

 In addition, as of September 30, 2010 and December 31, 2009, respectively, tenant and other receivables included $1.8 million and approximately $311,000 of receivables from the Company’s transfer agent related to shares of its stock that were issued, but the related proceeds had not yet been released to the Company.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions, tenant inducements and legal costs are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.  For the three and nine months ended September 30, 2010, amortization of deferred leasing costs was insignificant.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing, including the financing fees paid to the Advisor (see Note 7 - Related Party Transactions). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three and nine months ended September 30, 2010, approximately $160,000, was amortized into interest expense in the accompanying condensed consolidated statements of operations.

Other Assets

Other assets included the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Prepaid insurance	$179,324	$—
Deposits on investment property	26,000,000	—
Other	204,119	—
Total	$26,383,443	$—

Deposits on investment property consist of deposits paid on Southpark and Fifty South Sixth, both of which were acquired subsequent to September 30, 2010.  See Note 12 – Subsequent Events for additional information.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was approximately $523,000 as of September 30, 2010. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Issuer Costs

The Company reimburses the Advisor for any issuer costs related to the Offering that it pays on the Company’s behalf.  Such costs consist of, among other costs, expenses of the Company’s organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. The Company did not have an obligation to reimburse the Advisor for any issuer costs until it achieved its minimum offering requirements on October 19, 2009. Therefore, the Company did not record issuer costs within its financial statements until that time. Organizational issuer costs, such as expenses associated with the formation of the Company and its board of directors are expensed and other issuer costs related to the Offering are recorded as an offset to additional paid-in capital. From inception to September 30, 2010 and 2009, issuer costs incurred by the Advisor on the Company’s behalf totaled $5.8 million and $2.3 million, respectively, of which approximately $337,000 related to organizational issuer costs.

Income Taxes

In connection with the operation of the Brindleyplace Project, the Company has recorded a provision for British income taxes of approximately $372,000 for the three and nine months ended September 30, 2010 in accordance with British tax laws and regulations. As of September 30, 2010, the Company had no significant temporary differences, tax credits, or net operating loss carry-forwards.

Redemption of Common Stock

The Company complies with the Distinguishing Liabilities from Equity topic of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification, which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  Management believes that shares tendered for redemption by the holder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved.  When approved, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded a liability of approximately $704,000 in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2010 related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity.

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

In December 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codified the previously issued SFAS 167, “Amendments to FASB Interpretation No. 46R.” ASU 2009-17 changes the consolidation analysis for VIEs and requires a qualitative analysis to determine the primary beneficiary of the VIE. The determination of the primary beneficiary of a VIE is based on whether the entity has the power to direct matters which most significantly impact the activities of the VIE and has the obligation to absorb losses, or the right to receive benefits, of the VIE which could potentially be significant to the VIE. The ASU requires an ongoing reconsideration of the primary beneficiary and also amends the events triggering a reassessment of whether an entity is a VIE. ASU 2009-17 requires additional disclosures for VIEs, including disclosures about a reporting entity’s involvement with VIEs, how a reporting entity’s involvement with a VIE affects the reporting entity’s financial statements, and significant judgments and assumptions made by the reporting entity to determine whether it must consolidate the VIE. ASU 2009-17 was effective for the Company beginning January 1, 2010. The adoption of ASU 2009-17 did not have a significant impact on the Company’s consolidated financial statements.

3. INVESTMENT PROPERTY

The Company makes real estate investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities. During the nine months ended September 30, 2010 the Company acquired 17600 Gillette, the Brindleyplace Project, and Hock Plaza.  The following table provides information regarding the properties in which the Company owned interests as of September 30, 2010:

Property	City	Date Acquired	Leasable Square Feet	Percent Leased	Effective Ownership (1)
17600 Gillette	Irvine, California	6/2010	98,925	100%	100%
Brindleyplace Project	Birmingham, England	7/2010	560,200	99%	60%
Hock Plaza	Durham, North Carolina	9/2010	327,160	99%	100%
Total			986,285	99%

(1) This percentage shows the effective ownership of the Operating Partnership in the properties listed. On September 30, 2010, the Company owned a 99.9% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.1% interest in the Operating Partnership.

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property as follows:

	17600 Gillette	Brindleyplace Project (1)	Hock Plaza
Buildings and improvements	$7,250,000	$207,000,108	$69,704,321
Land	2,800,000	-	1,220,000
In-place lease intangibles	4,420,000	70,709,234	18,790,000
Out-of-market lease intangibles, net	5,880,000	4,763,506	5,350,000
Discount related to assumed mortgage loan	-	-	2,869,000
Total	$20,350,000	$282,472,848	$97,933,321

(1) These amounts were translated from GBP to U.S. dollars at a rate of $1.52, based on the transaction date.

The amount of revenues and net income (loss) included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2010 related to the operations of investment properties acquired during the nine months ended September 30, 2010, are as follows:

		For the Three Months Ended September 30,	For the Nine Months Ended September 30,
		2010	2010
17600 Gillette	Revenue	$535,004	$668,849
	Net income	$199,519	$75,372

Brindleyplace Project	Revenue	$6,690,387	$6,690,387
	Net loss	$(18,806,269)	$(20,862,129)

Hock Plaza	Revenue	$646,018	$646,018
	Net loss	$(342,988)	$(342,988)

The following consolidated pro forma information is presented assuming the Company acquired 17600 Gillette, the Brindleyplace Project and Hock Plaza on January 1, 2009. This information is not necessarily indicative of what the actual results of operations would have been had the Company completed this transaction on January 1, 2009 nor does it purport to represent its future operations:

		Pro Forma		Pro Forma
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2010	2009	2010	2009
17600 Gillette	Revenue	$535,004	$535,004	$1,605,012	$1,605,012
	Net income	$199,826	$199,826	$599,478	$599,478

Brindleyplace	Revenue	$7,254,637	$7,254,637	$21,763,910	$21,763,910
	Net loss	$(6,707,455)	$(2,973,892)	$(12,754,368)	$(8,921,675)

Hock Plaza	Revenue	$2,429,268	$2,409,908	$7,287,805	$7,229,724
	Net loss	$(486,450)	$(575,060)	$(1,459,351)	$(1,725,180)

Investment property consisted of the following amounts as of September 30, 2010:

September 30, 2010
Buildings and improvements	$292,668,131
Less: accumulated depreciation	(1,437,715)
Buildings and improvements, net	291,230,416
Land	4,020,000
Investment property, net	$295,250,416

As of September 30, 2010, the cost basis and accumulated amortization related to lease intangibles was as follows:

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place Leases	Lease Assets	Lease Liabilities
Cost	$96,626,330	$21,153,109	$4,938,807
Less: accumulated amortization	(4,864,255)	(657,905)	(320,455)
Net	$91,762,075	$20,495,204	$4,618,352

Amortization expense of in-place leases was $5.0 million for the three and nine months ended September 30, 2010, respectively.  Amortization of out-of-market leases was a decrease to rental revenue of approximately $216,000 and $278,000 for the three and nine months ended September 30, 2010, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for the period from October 1 through December 31, 2010 and for each of the years ending December 31, 2011 through 2014 is as follows:

	In-Place	Out-of-Market
	Leases	Leases, Net
October 1 through December 31, 2010	$5,153,646	$256,630
2011	$18,115,746	$578,295
2012	$11,017,244	$1,232,322
2013	$9,880,508	$1,435,725
2014	$9,025,769	$1,550,980

        Leases

The company has entered into non-cancelable lease agreements with tenants for space.  As of September 30, 2010, the approximate fixed future minimum rentals for the period from October 1 through December 31, 2010 and for each of the years ending December 31, 2011 through 2014 and thereafter are as follows:

Fixed Future Minimum Rentals
October 1 through December 31, 2010	$8,027,420
2011	33,205,811
2012	27,969,975
2013	26,627,613
2014	25,494,450
Thereafter	147,715,327
Total	$269,040,596

Of the Company’s total rental revenue for the nine months ended September 30, 2010, approximately 16.9% was earned from a tenant in the information industry, whose lease expires in 2012, and approximately 11.8% was earned from a tenant in the finance and insurance industry, whose lease expires in 2028.

The Company leases space from a tenant in one of its properties through a non-cancellable lease agreement which expires on December 24, 2028.  The Company expects to make annual payments of approximately £235,000 ($364,000 assuming a rate of $1.55 per GBP) pursuant to the lease, which will be recorded to rental expense in its condensed consolidated statement of operations. In addition, the Company subleases this space to four tenants under leases which have various expiration dates ranging from July 2015 to December 2028.  The Company expects to receive payments of approximately £234,000 ($363,000 assuming a rate of $1.55 per GBP) per year under these leases.

4. DEBT FINANCING

The Brindleyplace Project

On July 1, 2010, subsidiaries of the Brindleyplace JV entered into a secured mortgage facility agreement in the aggregate amount of £121.1 million ($183.7 million assuming a rate of $1.52 per GBP based on the transaction date) with Eurohypo AG (“Eurohypo”).  The loan is secured by a mortgage and related security interests in the Brindleyplace Project and includes assignments of rent, leases and permits for the benefit of Eurohypo. This loan is non-recourse to the Company.

The Brindleyplace loan matures on July 7, 2015 and has a floating interest rate of LIBOR plus a spread that ranges from 1.45% to 1.60%, based on the loan-to-value ratio of the Brindleyplace Project. Interest on approximately £90.8 million ($137.7 million assuming a rate of $1.52 per GBP based on the transaction date) of the loan balance was fixed at closing at 3.89% through multiple 5-year interest rate swaps with Eurohypo. Interest payments are due quarterly, in arrears, beginning on October 20, 2010 through maturity. The Brindleyplace Loan may be repaid in full prior to maturity, subject to a prepayment premium if it is repaid in the first 3 years.

Eurohypo may exercise certain rights under the loan agreements, including the right of foreclosure and the right to accelerate payment of the entire balance of the Brindleyplace Loan (including fees and the prepayment premium) upon events of default, subject to the borrowers’ ability to cure during a grace period. The events of default under the loan agreements include, among others, the insolvency of the borrowers or the Brindleyplace JV, the borrowers’ inability to meet ongoing financial covenants of the facility, the borrowers’ failure to maintain insurance on the Brindleyplace Project and the failure of certain representations and warranties in the loan agreements to be true and correct in all material respects. The Company is not aware of any instances of noncompliance with covenants related to these loan agreements as of September 30, 2010.

Hock Plaza

On September 8, 2010, in connection with its acquisition of Hock Plaza, a subsidiary of the Operating Partnership entered into a loan assumption and substitution agreement whereby it assumed a first mortgage loan with an original principal amount of $80.0 million made by Bank of America, N.A., as trustee for the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-through Certificates, Series 2006-GG6, as successor by assignment to Greenwich Capital Financial Products, Inc.  The loan requires monthly payments of interest only until January 2011, with monthly payments of principal and interest due thereafter. The loan has a fixed interest rate of 5.58%, matures in December 2015 and is secured by a first priority lien on Hock Plaza and assignments of all personal property including its leases and rents. The loan documents permit prepayment, subject in certain instances to the payment of a prepayment premium. The loan documents contain customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens. This loan is non-recourse to the Company.  The Operating Partnership has provided a customary guaranty of certain of the loan obligations. If an event of default has not been cured and is continuing, the lender may declare that the principal and any unpaid interest are immediately due and payable.  The Company is not aware of any instances of noncompliance with covenants related to these loan agreements as of September 30, 2010.

The following table includes all of the Company’s outstanding notes payable as of September 30, 2010 and December 31, 2009:

	Origination or			Principal		Principal
	Assumption	Maturity		Outstanding at		Outstanding at
Description	Date	Date	Interest Rate	September 30, 2010		December 31, 2009
SECURED MORTGAGE DEBT
Brindleyplace Project	07/01/10	07/07/15	(2)	$191,387,706	(1)	$-
Hock Plaza	09/08/10	12/06/15	5.58%	77,165,936	(3)	-
				$268,553,642		$-

(1) This amount was translated from GBP to U.S. Dollars at a rate of $1.58 as of September 30, 2010.

(2) The Company entered into several interest rate swap agreements which effectively fixed the interest rate for £90.8 (approximately $143.5 million assuming a rate of $1.58 per GBP as of September 30, 2010) of this borrowing at 3.89%. The remaining principal amount is subject to a variable interest rate as described above. See Note 5 below for additional information regarding the Company’s derivatives.

(3) The Company assumed an $80.0 million note in connection with its acquisition of Hock Plaza. At the time of acquisition, the fair value of this note was estimated to be $77.1 million, resulting in a discount of $2.9 million, which is being amortized into interest expense over the term of the note.

The Company is contractually obligated to make principal payments on its outstanding notes payable for each of the years ended December 31, 2011 through December 31, 2014 and for the period thereafter of approximately $1.0 million, $1.0 million, $1.1 million, $1.2 million and $267.0 million.

5. DERIVATIVE INSTRUMENTS

The Company entered into five interest rate swap contracts with Eurohypo in connection with the Brindleyplace Project. These swap contracts were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings with Eurohypo. The Company has not designated any of these contracts as cash flow hedges for accounting purposes.

The tables below provide additional information regarding each of the Company’s interest rate swap contracts.  The notional amounts reported are in USD and have been converted from GBP, at a rate of $1.58 per GBP as of September 30, 2010:

Effective Date	Expiration Date	Notional Amount	Interest Rate Received	Interest Rate Paid
July 7, 2010	July 7, 2015	$23,004,800	LIBOR + 1.60%	3.89%
July 7, 2010	July 7, 2015	$44,161,000	LIBOR + 1.60%	3.89%
July 7, 2010	July 7, 2015	$20,540,000	LIBOR + 1.60%	3.89%
July 7, 2010	July 7, 2015	$35,431,500	LIBOR + 1.60%	3.89%
July 7, 2010	July 7, 2015	$20,321,763	LIBOR + 1.60%	3.89%

	Liability Derivatives Fair Value
Derivatives not designated as hedging instruments:	September 30, 2010	December 31, 2009
Interest rate swap contracts	$3,804,365	$-
Total derivatives	$3,804,365	$-

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Loss on interest rate swap contracts (1)	$(3,733,563)	$-	$(3,733,563)	$-
Total	$(3,733,563)	$-	$(3,733,563)	$-

(1) Amounts represent the loss on interest rate swaps due to changes in fair value and are recorded in loss on interest rate swap contracts, net in the condensed consolidated statements of operations.

6.  DISTRIBUTIONS

With the authorization of its board of directors, the Company declared distributions to its stockholders and HALP for the period from October 20, 2009 through December 31, 2010. These distributions were or will be calculated based on stockholders of record for each day in an amount equal to $0.00191781 per share, per day, which based on a purchase price of $10 per share, would equate to a 7% annualized distribution rate if it were maintained every day for a twelve-month period. Distributions for the period from October 20, 2009 through February 28, 2010 were paid on March 1, 2010.  Distributions for subsequent months have been or will be paid monthly on the first business day following the completion of each month to which they relate.  All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in its distribution reinvestment plan.

In addition, the Brindleyplace JV declared distributions in the amount of $807,795 to Moorfield for the three months ended September 30, 2010 related to the operations of the Brindleyplace Project.  The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interest holders (HALP and Moorfield) for each of the quarters during 2010 and 2009, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s distribution reinvestment plan:

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2010
September 30, 2010	$1,860,239	$2,302,505	$4,162,744	$811,520
June 30, 2010	976,991	1,368,149	2,345,140	3,684
March 31, 2010	395,334	601,829	997,163	3,644
Total	$3,232,564	$4,272,483	$7,505,047	$818,848

2009
December 31, 2009*	$104,560	$152,575	$257,135	$2,956
Total	$104,560	$152,575	$257,135	$2,956

*Distributions were declared for the period from October 20, 2009 - December 31, 2009.

7.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the three and nine months ended September 30, 2010 and 2009 and amounts unpaid as of September 30, 2010 and December 31, 2009.

	Incurred		Unpaid (Receivable) as of
	Three Months	Nine Months
	Ended	Ended
Type and Recipient	September 30, 2010	September 30, 2010	September 30, 2010	December 31, 2009
Selling Commissions- Dealer Manager	$7,468,605	$18,293,873	$451,009	$4,775
Dealer Manager Fee- Dealer Manager	$2,531,827	$6,271,925	(9,907)	302,040
Issuer Costs- the Advisor	$668,926	$2,276,257	337,162	2,050,779
Acquisition Fee- the Advisor	$5,349,159	$5,756,159	1,958,680	-
Asset Management Fee- the Advisor	$453,458	$471,773	183,762	-
Debt Financing Fee- the Advisor	$1,901,940	$1,901,940	800,000	-
Other (1) - the Advisor	$438,687	$757,905	115,011	169,129
Property Management Fee- Hines	$25,474	$27,798	293	-
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	$115,312	$116,362	114,815	-
Due to Affiliates			$3,950,825	$2,526,723

1) Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

In addition, the Company receives payments under a parking agreement with an affiliate of Hines at one of its properties.  The Company recorded revenues of approximately $369,000 under this agreement during the three and nine months ended September 30, 2010.  In addition, the Company recorded a receivable of approximately $376,000 as of September 30, 2010 related to this agreement, which is recorded in tenant and other receivables.

8.  FAIR VALUE DISCLOSURES

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

Derivative Instruments

As indicated previously in Note 5, the Company entered into several interest rate swap contracts with Eurohypo in July 2010.  Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, Eurohypo. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of September 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis, which equal book value, by level within the fair value hierarchy as of September 30, 2010.  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the condensed consolidated balance sheet. The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes.

Basis of Fair Value Measurements
Quoted Prices In
		Active Markets for	Significant Other	Significant
	Fair Value of Assets	Identical Items	Observable Inputs	Unobservable Inputs
Description	(Liabilities)	(Level 1)	(Level 2)	(Level 3)
Interest rate swap contracts	$(3,804,365)	$-	$(3,804,365)	$-

Other Items

Other Financial Instruments

As of September 30, 2010, the Company estimated that the book value of notes payable approximates their fair value, as all such notes were entered into recently. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, distributions receivable, tenant and other receivables, accounts payable and accrued expenses, other liabilities and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

9. REPORTABLE SEGMENTS

The Segment Reporting Topic of the FASB Accounting Standards Codification establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has two reportable segments: 1) domestic office properties and 2) an international mixed-use property. The domestic office properties segment consists of two office properties that the Company owns directly and the international mixed-use property segment consists of the Brindleyplace Project, which the Company owns indirectly through its investment in the Brindleyplace JV.

The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net loss, as applicable. "Corporate-Level Accounts" includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total Revenue
Domestic office properties	$1,181,022	$-	$1,314,867	$-
International mixed-use property	6,690,387	-	6,690,387	-
Total Revenue	$7,871,409	$-	$8,005,254	$-

Net Operating Income (1)
Domestic office properties (1)	$838,108	$-	$945,429	$-
International mixed-use property (1)	5,166,068	-	5,166,068	-
Total Segment Net Operating Income	$6,004,176	$-	$6,111,497	$-

Total Assets			September 30, 2010	December 31, 2009
Domestic office properties			$117,937,076	$-
International mixed-use property			305,289,200	-
Corporate-level accounts			138,189,452	28,480,583
Total Assets			$561,415,728	$28,480,583

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Reconciliation to net loss
Total segment net operating income	$6,004,176	$-	$6,111,497	$-
Depreciation and amortization	(6,399,704)	-	(6,457,141)	-
Acquisition related expenses	(12,823,029)	-	(15,406,411)	-
Asset management and acquisition fees	(5,802,617)	-	(6,227,932)	-
General and administrative expenses	(463,404)	(56,004)	(1,238,696)	(56,004)
Loss on interest rate swap contracts	(3,733,563)	-	(3,733,563)	-
Other losses	(2,638)	-	(2,638)	-
Interest expense	(2,008,762)	-	(2,008,762)	-
Interest income	47,277	-	72,305	-
Provision for income taxes	(372,316)		(372,316)
Net loss	$(25,554,580)	$(56,004)	$(29,263,657)	$(56,004)

	(1) Revenues less property operating expenses, real property taxes and property management fees.

10. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2010 and 2009:

	2010	2009
Supplemental Schedule of Cash Flow Disclosures
Unpaid selling commissions and dealer manager fees	$441,102	-
Unpaid deferred issuer costs	$337,162	-
Distributions declared and unpaid	$2,387,544	-
Other receivables	$1,845,900	-
Distributions reinvested	$3,566,624	-
Non-cash net liabilities acquired	$6,020,074	-
Assumption of mortgage upon acquisition of property	$77,131,000	-
Accrued deferred financing costs	$800,000	-
Shares tendered for redemption	$703,502	-

11. COMMITMENTS AND CONTINGENCIES

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

12.  SUBSEQUENT EVENTS

Acquisition of Southpark

On October 19, 2010, a subsidiary of the Operating Partnership acquired Southpark Commerce Center II (“Southpark”), an industrial/flex office park complex of four buildings located in Southeast Austin, Texas. Southpark was constructed in 2001 and consists of 372,125 square feet of rentable area that is 94% leased to eight tenants.  The seller is not affiliated with the Company or its affiliates.

The net purchase price for Southpark was $31.3 million, exclusive of transaction costs, fees and working capital reserves. The Company funded the acquisition using proceeds from the Offering and the assumption of an existing $18.0 million mortgage loan from Greenwich Capital Financial Products, Inc.  The loan has a fixed interest rate of 5.67%, matures in December 2016 and is secured by a first priority lien on the Company’s interest in Southpark and assignments of all personal property including its leases and rents. The loan documents permit prepayment, subject in certain instances to the payment of a prepayment premium. The loan documents contain customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens. This loan is non-recourse to the Company.  If an event of default has not been cured and is continuing, the lender may declare that the principal and any unpaid interest are immediately due and payable.

      Acquisition of Fifty South Sixth

On November 4, 2010, a subsidiary of the Operating Partnership acquired Fifty South Sixth, a 29-story office building located in Minneapolis, Minnesota.  Fifty South Sixth was constructed in 2001 and consists of 698,606 square feet of rentable area that is 94% leased to thirty-two tenants. The seller is not affiliated with the Company or its affiliates.

The net purchase price for Fifty South Sixth was $180.0 million, exclusive of transaction costs, fees and working capital reserves.  The Company funded the acquisition using proceeds from the Offering and a $95.0 million mortgage loan from PB Capital Corporation.  The loan requires monthly payments of interest only and has a variable interest rate. The interest rate was effectively fixed at 3.62% through an interest rate swap, which the Company entered into with PB Capital Corporation.

The initial maturity date of the loan is November 4, 2015, and the Company has the option to extend the term for two additional one-year periods. The loan is secured by a first priority lien on the Company’s interest in Fifty South Sixth and assignments of all personal property including its leases and rents. The loan documents permit prepayment, subject in certain instances to a prepayment fee. The loan documents contain customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens. This loan is non-recourse with standard carve-outs to the Company. If an event of default has not been cured and is continuing, the lender may declare that the principal and any unpaid interest are immediately due and payable.

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

–
Our current offering is a best efforts offering and as such, the risk that we will not be able to accomplish our business objectives and that the poor performance of a single investment will materially adversely affect our overall investment performance, will increase if we do not sell a substantial number of additional shares in the offering;

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

Executive Summary

Hines Global REIT, Inc. was formed in December 2008 to invest in a diversified portfolio of quality commercial real estate properties and related investments in the United States and internationally. In August 2009, we commenced a $3.5 billion initial public offering of our common shares (the “Offering”) and have raised $344.5 million in gross proceeds from the Offering through November 10, 2010.

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. These investments could include a variety of asset types in the US and internationally such as office, retail, industrial, etc. In addition, we may invest in operating properties, properties under development and undeveloped properties or real estate-related investments such as real estate securities or debt. We expect to fund these acquisitions primarily with proceeds from the Offering and debt financing.

We acquired our first real estate investment in June 2010. As of September 30, 2010, we owned interests in two U.S. office properties and one mixed-use office and retail complex in Birmingham, England.  Additionally, we acquired an industrial property in Austin, Texas in October 2010 and an office property in Minneapolis, Minnesota in November 2010.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2009 in "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Other than the addition of the derivative instruments policy below, there have been no significant changes to our policies during 2010.

Derivative Instruments

We have entered into five interest rate swap contracts with Eurohypo. These swap contracts were entered into as economic hedges against the variability of future interest rates on our variable interest rate borrowings with Eurohypo. We have not designated any of these contracts as cash flow hedges for accounting purposes. The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The interest rate swaps have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheet as of September 30, 2010. Changes in the fair value of the interest rate swaps have been recorded in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2010.

Financial Condition, Liquidity and Capital Resources

Our principal demands for funds will be to purchase real estate properties and make other real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on any indebtedness we incur. Generally, we expect to meet operating cash needs from our cash flow from operations, and we expect to meet cash needs for acquisitions and investments from the net proceeds of the Offering and from debt proceeds.

We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as we determine to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 50% or more than 70% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. On March 1, 2010, our board of directors, including all of our independent directors, approved the assumption of a mortgage loan related to our acquisition of Hock Plaza, an office property in Durham, North Carolina. The mortgage is approximately 82% of the value of Hock Plaza based on the net purchase price. Our portfolio was 66% leveraged as of September 30, 2010 and 59% leveraged as of the date of this filing.

Notwithstanding the above, depending on market conditions and other factors, we may choose not to place additional debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Any additional indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties about our company in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default on the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal.

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

During the nine months ended September 30, 2010, our cash flows primarily related to the receipt of proceeds from the Offering, payments of offering-related costs and cash flows related to making real estate investments. The discussions below provide additional details regarding our cash flows.

        Cash Flows from Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which are reduced by debt service, direct leasing costs and property-level operating expenses. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we incur general and administrative expenses, asset management and acquisition fees and expenses.

Net cash used in operating activities was $12.4 million and primarily related to the payment of acquisition-related expenses, asset management and acquisition fees, general and administrative expenses and property operating expenses, offset by rental receipts. Under GAAP, acquisition fees and acquisition related expenses are expenses and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from the Offering or other equity capital. During the nine months ended September 30, 2010, we paid acquisition fees of $3.8 million and acquisition related expenses of $15.0 million.

Cash Flows from Investing Activities

Net cash used in investing activities was primarily due to the payment of  $315.5 million related to the acquisition of 17600 Gillette, the Brindleyplace Project and Hock Plaza and their related lease intangibles. In addition, we paid $26.0 million of deposits on our acquisitions of Fifty South Sixth and Southpark, which were closed subsequent to September 30, 2010.

Cash Flows from Financing Activities

Initial Public Offering

        During the nine months ended September 30, 2010, we raised proceeds of $249.6 million from the Offering excluding proceeds from the distribution reinvestment plan. In addition, we made payments of $28.4 million for selling commissions, dealer manager fees and issuer costs related to the Offering.

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

With the authorization of our board of directors, we declared distributions to our stockholders and HALP for the period from October 20, 2009 through December 31, 2010. These distributions were or will be calculated based on stockholders of record for each day in an amount equal to $0.00191781 per share, per day, which based on a purchase price of $10 per share, would equate to a 7% annualized distribution rate if it were maintained every day for a twelve-month period. Distributions for the period from October 20, 2009 through February 28, 2010 were paid on March 1, 2010. Distributions for subsequent months have been or will be paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan.

In addition, the Brindleyplace JV (as defined under "- Contributions From Noncontrolling Interests" below) declared distributions in the amount of $807,795 to Moorfield for the three months ended September 30, 2010 related to the operations of several properties located in Birmingham, England (the "Brindleyplace Project"). The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders (HALP and Moorfield) as well as the sources of payments:

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities	Cash Flows From Financing Activities (1)
2010
September 30, 2010	$1,860,239	$2,302,505	$4,162,744	$811,520	$-	$2,671,759 (100%)
June 30, 2010	976,991	1,368,149	2,345,140	3,684	-	980,675 (100%)
March 31, 2010	395,334	601,829	997,163	3,644	-	398,978 (100%)
Total	$3,232,564	$4,272,483	$7,505,047	$818,848	$-	$4,051,412 (100%)

2009
December 31, 2009*	$104,560	$152,575	$257,135	$2,956	$-	$107,516 (100%)
Total	$104,560	$152,575	$257,135	$2,956	$-	$107,516 (100%)
*Distributions were declared for the period from October 20, 2009 - December 31, 2009.

(1) Cash flows from financing activities includes proceeds from the Offering and, with respect to the three months ended September 30, 2010, equity capital contributions from Moorfield and proceeds from debt financings.

Under GAAP, acquisition fees and acquisition related expenses are expensed and therefore reduce cash flows from operating activities.  However, we have funded these fees and expenses with proceeds from the Offering or equity capital contributions from Moorfield.  After adding back acquisition fees of $3.8 million and acquisition related expenses of $15.0 million paid during the nine months ended September 30, 2010, our adjusted cash flows from operations for the nine months ended September 30, 2010 was approximately $6.0 million, which exceeds our cash distributions declared to stockholders and noncontrolling interest holders during the period.

Adjusted cash flows from operations is a non-GAAP financial measure and does not represent cash flows from operating activities.  Cash flows from operating activities as defined by GAAP is the most relevant GAAP measure in determining our ability to generate cash from our real estate investments because adjusted cash flows from operations includes adjustments that investors may deem subjective, such as adding back acquisition related expenses and acquisition fees.  Accordingly, adjusted cash flows from operations should not be considered as an alternative to cash flows from operating activities.  We consider adjusted cash flows from operations to be a meaningful measure of the source of cash used to pay distributions to investors, as it adds back real estate acquisition related expenses and acquisition fees, which are a one-time occurrence, used for income generating investments that have a long-term benefit, to arrive at the ongoing cash flows from operating our real estate assets.  We consider the real estate acquisition related expenses and acquisition fees to have been funded by proceeds from our Offering because these expenses were incurred to acquire our real estate investments.

      Debt Financings

During the nine months ended September 30, 2010, we entered into a £121.1 million ($183.7 million assuming a rate of $1.52 per GBP based on the transaction date) permanent mortgage financing related to the Brindleyplace Project and assumed an $80.0 million mortgage related to our acquisition of Hock Plaza. In addition, we made payments of $3.4 million for deferred financing costs related to these debt financings.

     Contributions From Noncontrolling Interests

In June 2010, Hines Global REIT Properties, LP and Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) formed a joint venture, called Hines Moorfield UK Venture I S.A.R.L., (the “Brindleyplace JV”), to acquire certain properties that are a part of a mixed-use development in Birmingham, England.  As of September, 30, 2010, Moorfield had invested $44.9 million into the Brindleyplace JV to fund its 40% share of the acquisition which was recorded in contributions from noncontrolling interests in our condensed consolidated statement of cash flows.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2010 are not indicative of those expected in future periods as we did not meet our minimum offering requirements until October 2009 (and subsequent dates with respect to Pennsylvania and Tennessee) and did not make our first real estate investment until June 2010. Amounts recorded in our condensed consolidated statements of operations for the three and nine months ended September 30, 2010 are due to the following:

·
Total revenues, property operating expenses, real property taxes, property management fees, depreciation and amortization, interest expense and income taxes relate to the operation of our acquired properties. Differences between the three and nine months ended September 30, 2010 are primarily due to our acquisition of 17600 Gillette in June 2010.

·
Acquisition related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. $11.4 million of the acquisition related expenses incurred during the three and nine months ended September 30, 2010, relate to the Stamp Duty Tax paid upon the acquisition of the Brindleyplace Project.

·
We pay monthly asset management fees to the Advisor based on the amount of net equity capital invested in real estate investments, and pay acquisition fees to the Advisor based on the purchase prices of our real estate investments. Acquisition fees for the three and nine months ended September 30, 2010 were $5.3 million and $5.8 million, respectively, related to our acquisitions during these periods. Asset management fees for the three and nine months ended September 30, 2010 were approximately $453,000 and $472,000, respectively.

·
General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and may increase in the future as we continue to raise capital and make additional real estate investments.

·
We have entered into several interest rate swap contracts with Eurohypo as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair value in the accompanying condensed consolidated balance sheets as of September 30, 2010. The loss on interest rate swap contracts recorded during the three and nine months ended September 30, 2010 is the result of changes in the fair value of interest rate swaps. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding certain risks related to our derivatives, such as the risk of counterparty non-performance.

·
During the three and nine months ended September 30, 2010, we allocated $7.5 million and $8.3 million of the net loss of the Brindleyplace Project to Moorfield based on its ownership in the Brindleyplace JV.  In addition, during the three and nine months ended September 30, 2010, we allocated approximately $16,000 and $22,000 to HALP, based on its 0.1% ownership in the Operating Partnership.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we have and expect we will continue to pay certain fees and reimbursements to these entities, including selling commissions, dealer manager fees, acquisition fees, asset and property management fees, leasing fees, construction management fees, debt financing fees, disposition fees, development management fees, reimbursement of issuer costs, and reimbursement of certain operating costs, as described in our Annual Report on Form 10-K for the year ended December 31, 2009. In addition, we receive payments under a parking agreement with an affiliate of Hines at one of our properties.  We recorded revenues of approximately $369,000 under this agreement during the three and nine months ended September 30, 2010.  In addition, we recorded a receivable of approximately $376,000 as of September 30, 2010 related to this agreement, which is recorded in tenant and other receivables.

Off-Balance Sheet Arrangements

As of September 30, 2010 and December 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments and Subsequent Events

Acquisition of Southpark

On October 19, 2010, we acquired Southpark Commerce Center II (“Southpark”), an industrial/flex office park complex of four buildings located in Southeast Austin, Texas. Southpark was constructed in 2001 and consists of 372,125 square feet of rentable area that is 94% leased to eight tenants. The seller is not affiliated with us or our affiliates.

The net purchase price for Southpark was $31.3 million, exclusive of transaction costs, fees and working capital reserves. We funded the acquisition using proceeds from the Offering and the assumption of an existing $18.0 million mortgage loan from Greenwich Capital Financial Products, Inc.  The loan has a fixed interest rate of 5.67%, matures in December 2016 and is secured by a first priority lien on our interest in Southpark and assignments of all personal property including its leases and rents. The loan documents permit prepayment, subject in certain instances to the payment of a prepayment premium. The loan documents contain customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens. This loan is non-recourse to us.  If an event of default has not been cured and is continuing, the lender may declare that the principal and any unpaid interest are immediately due and payable.

      Acquisition of Fifty South Sixth

On November 4, 2010, we acquired Fifty South Sixth, a 29-story office building located in Minneapolis, Minnesota. Fifty South Sixth was constructed in 2001 and consists of 698,606 square feet of rentable area that is 94% leased to thirty-two tenants. The seller is not affiliated with us or our affiliates.

The net purchase price for Fifty South Sixth was $180.0 million, exclusive of transaction costs, fees and working capital reserves.  We funded the acquisition using proceeds from the Offering and a $95.0 million mortgage loan from PB Capital Corporation.  The loan requires monthly payments of interest only and has a variable interest rate. The interest rate was effectively fixed at 3.62% through an interest rate swap, which we entered into with PB Capital Corporation.

The initial maturity date for the loan is November 4, 2015, and Hines Global REIT 50 South Sixth LLC, (“the Borrower”), has the option to extend the term for two additional one-year periods. The loan is secured by a first priority lien on the Borrower's interest in Fifty South Sixth and assignments of all the Borrower's personal property including its leases and rents. The loan documents permit prepayment, subject in certain instances to a prepayment fee. The loan documents contain customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens. This loan is non-recourse with standard carve-outs to us. If an event of default has not been cured and is continuing, the lender may declare that the principal and any unpaid interest are immediately due and payable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we expect that interest rate risk, currency risk and real estate valuation risk will be the primary market risks to which we will be exposed.

We may be exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates and, in some cases, with the ability to convert variable rates to fixed rates. We have and may continue to enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

 On July 1, 2010, the Brindleyplace JV entered into a secured mortgage facility agreement in the aggregate amount of £121.1 million ($183.7 million assuming a rate of $1.52 per GBP as of the date of acquisition) with Eurohypo AG.  The mortgage matures on July 7, 2015 and has a floating interest rate of LIBOR plus a spread that ranges from 1.45% to 1.60%, based on the loan-to-value ratio of the Brindleyplace Project. Interest on approximately £90.8 million ($137.7 million assuming a rate of $1.52 per GBP as of the date of acquisition) of the loan balance was fixed at closing at 3.89% through multiple 5-year swaps with Eurohypo. We are exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts.  In the event of non-performance by the counterparty, if we were not able to replace these swaps, we would be subject to the variability of interest rates on the debt outstanding under the mortgage to which our outstanding interest rate swaps relate. If interest rates increased by 1%, we would incur an additional $479,000 in annual interest expense related to the unhedged portion of the mortgage.

We currently have an investment in England and as a result are subject to risk from the effects of exchange rate movements of the British pound and U.S. dollar, which may affect future costs and cash flows.  However, as described above, we entered into a British pound denominated mortgage loan on this investment, which provides a natural hedge with regard to changes in exchange rates between the British pound and U.S. dollar. We are currently a net receiver of British pounds (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to British pounds. During the nine months ended September 30, 2010, we had no currency transactions which resulted in significant gains or losses being recorded in our condensed consolidated statements of operations. Based upon our equity ownership in the Brindleyplace JV as of September 30, 2010, holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the British pound and U.S. dollar would have decreased the net book value of our investments in the Brindleyplace JV by approximately $9.4 million and would have increased the quarterly net loss of the Brindleyplace JV by approximately $1.9 million.

We have recently made real estate investments and expect to make additional real estate investments in the future. Investment transaction volume has increased in the first three quarters of 2010 and cap rates have fallen relative to their peaks in late 2009.  Recent demand has been greatest for high quality, well-located assets that generate stable cash flows.  This demand is creating more competition for real estate investments and may continue to drive prices higher, resulting in lower cap rates and returns.  One of our objectives is to monitor the returns being achieved from our real estate investments in relation to our current distribution rate, and if pricing for real estate investments continues to increase and returns continue to decrease we may not be able to maintain our current rate of distributions.

We invest proceeds we receive from the Offering in short-term, highly-liquid investments until we use such funds to make real estate investments. Although we do not expect that income we earn on these temporary investments will be substantial, our earnings will be subject to the fluctuations of interest rates and their effect on these investments.

Item 4.    Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of November 15, 2010, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, we did not sell or issue any equity securities that were not registered under the Securities Act.

The following table lists shares we redeemed under our share redemption program during the period covered by this report. We did not redeem any shares under our share redemption program prior to the period covered by this report.

Period	Total Number of Shares Purchase	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2010 to September 30, 2010	9,500	$10.00	9,500	-
Total	9,500		9,500	-

(1) Our share redemption program was first announced at the commencement of our initial public offering in August 2009.  Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval.  We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the lesser of the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. This amount represents the number of shares available for redemption on September 30, 2010, other than with respect to requests made in connection with the death or disability of a stockholder.  Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder, as was the case with all of the shares listed in the table.  Except for shares that may be redeemed pursuant to these special redemption requests, there were no shares available for redemption as of September 30, 2010, since we did not achieve our minimum offering requirements until October 19, 2009.

Use of Proceeds from Registered Securities

On August 5, 2009, the Registration Statement on Form S-11 (File No. 333-156742) for the Offering, was declared effective under the Securities Act of 1933. The Offering commenced on August 5, 2009 and is currently expected to terminate on or before August 5, 2011, unless extended by our board of directors.

From August 5, 2009 through the quarter ended September 30, 2010, we raised gross proceeds of $282.0 million through the sale of 28.8 million shares to the public in connection with the Offering; excluding $3.6 million through the issuance of approximately 375,000 shares sold through our distribution reinvestment plan. During that time, we paid $27.3 million of selling commissions and dealer manager fees and $5.5 million of issuer costs related to the Offering. The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines. Net proceeds available for investment after the payment of the costs described above were $249.2 million, from August 5, 2009 through September 30, 2010. We used $109.2 million to acquire 17600 Gillette, Hock Plaza and our interest in the Brindleyplace JV, including acquisition fees and expenses as well as financing fees and expenses. In addition, we paid deposits of $26.0 million related to our acquisitions of Southpark and Fifty South Sixth, which were completed subsequent to September 30, 2010. The remaining portion of our proceeds were used for general and administrative expenses and to provide working capital for our real estate investments. Additionally, in our initial quarters of operations, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions paid. As of September 30, 2010, as previously discussed in "Item 2. Management's Discussion and Analysis- Financial Condition, Liquidity and Capital Resources- Distributions" a portion of our distributions have been funded with proceeds from the Offering.

See Financial Condition, Liquidity and Capital Resources elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our cash flows.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4.  Removed and Reserved

Item 5.  Other Information

Not applicable.

Item 6.   Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES GLOBAL REIT, INC.

November 15, 2010	By:	/s/ CHARLES N. HAZEN
Charles N. Hazen
President and Chief Executive Officer

November 15, 2010	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description
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
10.1
Joint Venture Agreement, dated as of July 1, 2010, by and between Hines Global REIT Properties LP and MREF II MH S.Á.R.L. (filed as Exhibit 10.18 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Registration Statement on September 1, 2010 and incorporated herein by reference).

10.2
Agreement for Sale of Land and Buildings, dated as of July 1, 2010, by and among Brindleyplace Nominee Limited, Brindleyplace Co-Nominee Limited, Brindleyplace (Headlease) Limited and Brindleyplace (Headlease) (No 2) Limited, as the sellers, and Hines – Moorfield Brindley 100 S.Á.R.L., Hines – Moorfield Brindley 3 S.Á.R.L., Hines – Moorfield Brindley 4 S.Á.R.L., Hines – Moorfield Brindley 5 S.Á.R.L., Hines – Moorfield Brindley 6 S.Á.R.L. and Hines – Moorfield Brindley 9 S.Á.R.L., as the buyers (filed as Exhibit 10.19 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Registration Statement on September 1, 2010 and incorporated herein by reference).

10.3
Facility Agreement, dated as of July 1, 2010, by and among Hines – Moorfield Brindley 3 S.Á.R.L., Hines – Moorfield Brindley 4 S.Á.R.L., Hines – Moorfield Brindley 5 S.Á.R.L., Hines – Moorfield Brindley 6 S.Á.R.L., Hines – Moorfield Brindley 9 S.Á.R.L. and Hines – Moorfield Brindley 100 S.Á.R.L., as borrowers, Eurohypo AG, London Branch, as lender, and Eurohypo AG, London Branch, as agent (filed as Exhibit 10.20 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Registration Statement on September 1, 2010 and incorporated herein by reference).

10.4
Form of Brindleyplace Estate, Birmingham Property Management Agreement, entered into between subsidiaries of Hines Global REIT, Inc. and GVA Grimley Limited, each dated as of July 7, 2010 (filed as Exhibit 10.21 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Registration Statement on September 1, 2010 and incorporated herein by reference).

10.5
Asset Management Agreement, dated as of July 7, 2010, by and among Hines – Moorfield Brindley 3 S.Á.R.L., Hines – Moorfield Brindley 4 S.Á.R.L., Hines – Moorfield Brindley 5 S.Á.R.L., Hines – Moorfield Brindley 6 S.Á.R.L., Hines – Moorfield Brindley 9 S.Á.R.L. and Hines – Moorfield Brindley 100 S.Á.R.L. and Argent Estates Limited (filed as Exhibit 10.22 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Registration Statement on September 1, 2010 and incorporated herein by reference).

10.6
Seventh Amendment to Purchase and Sale Agreement dated as of August 27, 2010, between Brickman Durham LLC and Hines Global REIT Properties LP (filed as Exhibit 10.23 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Registration Statement on September 1, 2010 and incorporated herein by reference).

10.7
Purchase and Sale Agreement, dated as of September 24, 2010, by and between KanAm Grund Kapitalanlagegesellschaft mbH, for the benefit of KanAm US-grundinvest Fonds, and Hines Global 50 South Sixth LLC (filed as exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2010 and is incorporated by reference herein).

10.8
Loan Assumption and Substitution Agreement, dated as of September 8, 2010, by and among Hines Global REIT Hock Plaza I LLC, Hines Global REIT Properties LP, Brickman Durham LLC, and Bruces Brickman, Kathleen Corton, and Roderick O’Connor in favor of Bank of America, N.A., as of trustee for the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 2006-GG6 (filed as Exhibit 10.9 to the Current Report on Form 8-K on November 12, 2010 and is incorporated by reference herein.)

10.9
Loan Agreement, dated as of November 17, 2005 between Brickman Durham LLC and Greenwich Capital Financial
Products, Inc. (filed as Exhibit 10.10 to the Current Report on Form 8-K on November 12, 2010 and is incorporated by reference herein.)

10.10
Promissory Note, issued by Brickman Durham LLC to Greenwich Capital Financial Products, Inc., dated as of November 17, 2005 (filed as Exhibit 10.11 to the Current Report on Form 8-K on November 12, 2010 and is incorporated by reference herein.)

31.1	*	Certification.
31.2	*	Certification.
32.1	*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit 32.1 is furnished to the SEC and shall not be deemed to be “filed.”

*	Filed herewith