Form 10-K
period 2010-12-31
Hines Global REIT, Inc.
filed 2011-03-30
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53964
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock.

The registrant had 53.1 million shares of common stock outstanding as of March 23, 2011.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement in connection with its 2011 annual meeting of stockholders are incorporated by reference in Part III.

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

Item 1.  Business

General Description of Business and Operations

Hines Global REIT, Inc. (“Hines Global”) was incorporated under the Maryland General Corporation Laws on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. On August 5, 2009, Hines Global commenced an offering of up to $3,500,000,000 in shares of common stock for sale to the public (the “Offering”). On October 19, 2009, Hines Global achieved its minimum offering requirements in all states except for Tennessee and Pennsylvania, which have higher minimum offering requirements. The minimum offering requirements in Tennessee were met on December 7, 2009 and in Pennsylvania were met on April 14, 2010. As of March 23, 2011, Hines Global had received gross offering proceeds of $531.8 million from the sale of 53.3 million shares.

Hines Global conducts substantially all of its activities through, and substantially all of its real estate investments are held directly or indirectly by, Hines Global REIT Properties, LP (the “Operating Partnership”), which was formed on January 7, 2009. Hines Global contributes the proceeds it receives from the issuance of common shares to the Operating Partnership and the Operating Partnership in turn, issues general partner interests to Hines Global, which entitles Hines Global to receive its share of the Operating Partnership’s earnings or losses and distributions of cash flow. Hines Global is structured in a manner that would allow the Operating Partnership to issue limited partner units from time to time in exchange for real estate properties. By structuring acquisitions in this manner, the sellers of the real estate will generally be able to defer the taxation of gains until they exchange their limited partner units for common shares of Hines Global or sell or redeem their units.

We refer to Hines Global, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines Global or the Company as required by the context in which such pronoun is used.

As of December 31, 2010, we owned interests in five properties.  These properties consisted of three U.S. office properties, one mixed-use office and retail complex in Birmingham, England and one industrial property in Austin, Texas.  These properties contain, in the aggregate, 2.1 million square feet of leasable space. We may purchase properties or make other real estate investments that relate to varying property types including office, retail, industrial, multi-family residential and hospitality or leisure. We may invest in operating properties, properties under development, and undeveloped properties such as land. Other real estate investments may include equity or debt interests, including securities, in other real estate entities and debt related to properties such as mortgages, mezzanine loans, B-notes, bridge loans, construction loans and securitized debt.

We have no employees. Our business is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), under the terms and conditions of an advisory agreement between us and our Advisor. As compensation for these services, we pay our Advisor asset management, acquisition, debt financing and disposition fees and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the advisory agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 3,200 employees have over 50 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Our office is located at 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Our telephone number is 1-888-220-6121. Our web site is www.HinesREI.com. The information on our website is not incorporated by reference into this report.

Primary Investment Objectives

Our primary investment objectives are to:

•	preserve invested capital;

•	invest in a diversified portfolio of quality commercial real estate properties and other real estate investments;

•	pay regular cash distributions;

•	achieve attractive total returns upon the ultimate sale of our investments or occurrence of another liquidity event; and

•	remain qualified as a real estate investment trust, or “REIT,” for federal income tax purposes.

Acquisition and Investment Policies

We have invested and expect to continue to invest primarily in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. We may purchase properties or make other real estate investments that relate to varying property types including office, retail, industrial, multi-family residential and hospitality or leisure. We may invest in operating properties, properties under development, and undeveloped properties such as land. Other real estate investments may include equity or debt interests including securities in other real estate entities and debt related to properties such as mortgages, mezzanine loans, B-notes, bridge loans, construction loans and securitized debt. We believe that there is an opportunity to create attractive total returns by employing a strategy of investing in a diversified portfolio of such investments which are well-selected, well-managed and disposed of at an optimal time. Our principal targeted assets are investments in properties, and other real estate investments that relate to properties, that have quality construction and desirable locations which can attract quality tenants. These types of investments are, or relate to, properties generally located in central business districts or suburban markets of major metropolitan cities worldwide. We intend to invest in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant. We anticipate that international real estate investments may comprise a substantial portion of our portfolio.

We may invest in real estate properties and other real estate investments directly by owning 100% of such investments or indirectly by owning less than 100% of such investments through co-ownership or joint-venture arrangements with third parties or with other Hines-affiliated entities. We anticipate that we will fund our future acquisitions and investments primarily with proceeds raised in the Offering and potential follow-on offerings as well as with proceeds from debt financings.

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

Financing Strategy and Policies

We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as we determine to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 50% or more than 70% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. On March 1, 2010, our board of directors, including all of our independent directors, approved the assumption of a mortgage loan related to our acquisition of Hock Plaza, an office property in Durham, North Carolina. This mortgage is approximately 82% of the value of Hock Plaza based on the net purchase price. However, our portfolio was 60% leveraged as of December 31, 2010, based on the aggregate net purchase price of our real estate investments.

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

Distribution Objectives

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. We intend, although we are not legally obligated, to continue to make regular monthly distributions to holders of our common shares in excess of the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code as amended (the “Code”).

We declare distributions to our stockholders as of daily record dates and aggregate and pay such distributions monthly. With the authorization of our board of directors, we declared distributions for the period from October 20, 2009 through June 30, 2011. These distributions are calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day, which, based on a purchase price of $10 per share, would equate to a 7% annualized distribution rate if it were maintained every day for a twelve-month period.  Distributions for the period from October 20, 2009 through February 28, 2010 were paid on March 1, 2010. Subsequent distributions have been or will be paid on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan.

Tax Status

We have elected to be treated as a REIT under the Internal Revenue Code of 1986. Our management believes that we operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2010 and 2009 in the accompanying consolidated financial statements.  Income tax expense recorded by us is primarily comprised of a provision for British and Luxembourg income taxes, which is discussed below.

In connection with the operation of the Brindleyplace Project, we have recorded a provision for British and Luxembourg income taxes of approximately $657,000 for the year ended December 31, 2010 in accordance with tax laws and regulations. As of December 31, 2010, the Company had no tax credits or net operating loss carry-forwards.

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

We believe Hines’ extensive real estate experience and depth and breadth of its organization of 3,200 employees located in 66 cities across the United States and 16 foreign countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. Of the Company’s total rental revenue for the year ended December 31, 2010, approximately 12% was earned from British Telecommunications, a tenant in the telecom industry, whose lease expires in 2012 and approximately 10% was earned from Deloitte LLP, a tenant in the accounting industry who has leases that expire in 2016 and 2024.

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

The recent national and world-wide economic slowdown, recession and volatile market conditions could harm our ability to obtain loans, credit facilities and other financing we need to implement our investment strategy, which could negatively impact the return on our real estate and other real estate investments and could have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

Disruptions in the capital and credit markets like those experienced during 2008, 2009 and 2010 could adversely affect our ability to obtain loans, credit facilities and other financing, which could negatively impact our ability to implement our investment strategy. Our access to such financing could be limited to the extent that banks and other financial institutions continue to experience shortages of capital and liquidity.

If these disruptions in the capital and credit markets continue as a result of, among other factors, uncertainty, changing or increased regulation, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.

We believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by declining values in real estate. For example, the recession could negatively impact our real property investments as a result of increased tenant delinquencies and/or defaults under our leases, generally lower demand for rentable space, as well as potential oversupply of rentable space which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. Because we expect that some of our debt investments may consist of loans secured by real property, these same impacts could also negatively affect the underlying borrowers and collateral of assets that we own.

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

We have, and may continue to purchase or develop properties or other real estate investments or make investments in joint ventures or partnerships, co-tenancies or other co-ownership arrangements with Hines affiliates, the sellers of the properties, developers or similar persons.   For example, in July 2010, we acquired the Brindleyplace Project (defined in Item 2. Properties) through a joint venture with a subsidiary of Moorfield Real Estate Fund II GP Ltd. (“Moorfield”), which is owned 60% by us and 40% by Moorfield.  Joint ownership of properties or other investments, under certain circumstances, may involve risks not otherwise present with other methods of owing real estate or other real estate investments. Examples of these risks include:

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

We have, and may continue to acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and may reduce our cash available for distribution to our stockholders.

We may enter into currency rate swaps and caps or similar hedging or derivative transactions or arrangements, in order to manage or mitigate our risk of exposure to the effects of currency changes as a result of our international investments. Similarly, we have, and may continue to enter into interest rate swaps and caps, or similar hedging or derivative transactions or arrangements, in order to manage or mitigate our risk of exposure to the effects of interest rate changes due to variable interest rate debt that we may have.

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

The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or our stockholders’ investment. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in or damage to, the United States and worldwide financial markets and economy. They also could result in a continuation of the current economic uncertainty in the United States or abroad. Our revenues will be dependent upon the payment of rent and the return of our other investments which may be particularly vulnerable to uncertainty in the local economy. Increased economic volatility could adversely affect our tenants’ ability to pay rent or the return on our other investments or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

Risks Related to Investments in Real Estate

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area.  An investment in our common stock will therefore be subject to greater risk to the extent that we lack a geographically diversified portfolio.  For example, based on our pro-rata share of the market value of the real estate investments in which we owned interests as of December 31, 2010, approximately 37% of our portfolio consists of a property located in Minneapolis, Minnesota, 34% of our portfolio consists of properties located in Birmingham, United Kingdom and 19% of our portfolio consists of a property located in Durham, North Carolina. Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets. Please see “Item 2. Properties — Market Concentration.”

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in these industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on our pro rata share of space leased to tenants as of December 31, 2010, 20% of our space is leased to tenants in the legal industry, 13% is leased to tenants in the educational service industry, 12% is leased to tenants in the manufacturing industry, 10% is leased to tenants in the accounting industry and 10% is leased to tenants in the finance and insurance services industry. Please see “Item 2. Properties — Industry Concentration.”

We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. For example, of the Company’s total revenue for the year ended December 31, 2010, approximately 12% was earned from British Telecommunications, a tenant whose lease expires in 2012 and approximately 10% was earned from Deloitte LLP, a tenant who has leases expiring in 2016 and 2024. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. The weakening of the financial condition of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations.

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

In addition, we expect to acquire additional properties in the future, which subjects us to additional risks associated with real estate property acquisitions, including that:

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

The commercial real estate debt markets have recently experienced volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the increasing default rates of collateralized mortgage backed securities and other commercial real estate loans. Additionally, the economic environment continues to have an adverse impact on real estate fundamentals which has led to declining property values. These factors, among others, have resulted in lenders decreasing the availability of debt financing as well as increasing the cost of debt financing. Should the overall availability of debt decrease and/or the cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, such factors will impact our ability to complete future acquisitions at prices, including financing terms, that are acceptable to us or at all. This may result in us being unable to complete future acquisitions or future acquisitions generating lower overall economic returns and potentially reducing cash flow available for distribution to our stockholders.

In addition, the state of debt markets has had an impact on the overall amount of capital investing in real estate which has resulted in price or value decreases of real estate investments. Continued economic uncertainty or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. In addition, rising interest rates could also make alternative interest bearing and other investments more attractive and therefore potentially lower the relative value of any real estate investments we make.

Our use of borrowings to partially fund acquisitions and improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow.

We intend to rely in part on borrowings under any credit facilities and other external sources of financing to fund the costs of new investments, capital expenditures and other items. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover required debt service payments and that we will be unable to meet other covenants or requirements in the credit agreements.

If we cannot meet our required debt obligations, the property or properties securing such indebtedness could be foreclosed upon by, or otherwise transferred to, our lender, with a consequent loss of income and asset value to us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we may not receive any cash proceeds. Additionally, we may be required to refinance our debt subject to “lump sum” or “balloon” payment maturities on terms less favorable than the original loan or at a time we would otherwise prefer to not refinance such debt. A refinancing on such terms or at such times could increase our debt service payments, which would decrease the amount of cash we would have available for operations, new investments and distribution payments and may cause us to determine to sell one or more properties at a time when we would not otherwise do so.

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

We attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are types of losses, generally catastrophic in nature, which are uninsurable, are not economically insurable or are only insurable subject to limitations. Examples of such catastrophic events include acts of war or terrorism, earthquakes, floods, hurricanes and pollution or environmental matters. We may not have adequate coverage in the event we or our buildings suffer casualty losses. If we do not have adequate insurance coverage, the value of our assets will be reduced as the result of, and to the extent of, any such uninsured losses. Additionally, we may not have access to capital resources to repair or reconstruct any uninsured damage to a property.

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

We have acquired properties that include retail space and may continue to acquire retail properties in the future. Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

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

If we invest in fixed-rate, long-term loans and interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in variable interest rate loans, if interest rates decrease, our revenues will likewise decrease. Finally, if interest rates increase, the value of fixed-rate loans we own at such time would decrease which would lower the proceeds we would receive in the event we sell such assets.

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

We own a mixed-use office and retail complex in Birmingham, England. We may purchase additional properties located outside the United States and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose the following risks:

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

Hines Global owned a 99.9% general partner interest in the Operating Partnership as of December 31, 2010. Hines Global REIT Associates Limited Partnership owns the Special OP Units in the Operating Partnership, which were issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of these interests. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

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

We believe we qualify as a REIT under the Code. A REIT generally is not taxed at the corporate level on income it currently distributes to its stockholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

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

We may be required to defer repatriation of cash from foreign jurisdictions in order to qualify as a REIT.

Investments in foreign real property may be subject to foreign currency gains and losses. Certain, foreign currency gains will generally be excluded from income for purposes of determining our satisfaction of one or both of the REIT gross revenue tests; however, under certain circumstances (for example, if  we regularly trade in foreign securities) such gains will be treated as non-qualifying income. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal and other taxes on our income as a result of foreign currency gains.

If the Operating Partnership is classified as a “publicly traded partnership” under the Code, our operations and our ability to pay distributions to our stockholders could be adversely affected.

We believe that the Operating Partnership will be treated as a partnership, and not as an association or a publicly traded partnership for federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or repurchase of partnership units in the Operating Partnership. However, if the Internal Revenue Service successfully determined that the Operating Partnership should be taxed as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute non-deductable distributions in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT and the imposition of a corporate tax on the Operating Partnership would reduce our amount of cash available for distribution to our stockholders.

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

If our stockholders participate in the distribution reinvestment plan, they will be required to take into account, in computing their taxable income, ordinary and capital gain distributions allocable to shares they own, even though they receive no cash because such distributions are reinvested. In addition, the difference between the public offering price of our shares and the amount paid for shares purchased pursuant to our distribution reinvestment plan may be deemed to be taxable as income to participants in the plan.

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

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our common shares would be subject to FIRPTA tax (unless our common shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common shares).  Our common shares are not currently traded on an established securities market.

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

We have entered, and may continue to enter into certain hedging transactions which may have a potential impact on our REIT status.

We have entered into hedging transactions with respect to one or more of our assets or liabilities and may continue to enter into similar transactions in the future. Our hedging activities may include entering into interest rate and/or foreign currency swaps, caps, and floors, options to purchase these items, and futures and forward contracts. The gross income tests generally exclude any income or gain from a hedging or similar transaction entered into by the REIT primarily to manage the risk of  interest rate, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to manage the risk of currency fluctuations with respect to an item of income or gain that would be qualifying income under the 75% or 95% gross income test (or any property which generates such income or gain), provided we properly identify such hedges and other transactions in the manner required by the Code. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is likely to be treated as non-qualifying income for purposes of the gross income tests and may affect our ability to qualify as a REIT.

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

Under current law, qualifying corporate distributions received by individuals prior to 2013 are subject to tax at a maximum rate of 15%. This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) paid by us to individual investors will generally be subject to the federal income tax rates that are otherwise applicable to ordinary income which currently are as high as 35%. This law change may make an investment in our common shares comparatively less attractive relative to an investment in the shares of other corporate entities which pay distributions that are not formed as REITs.

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

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to forego otherwise attractive investments or make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

We must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets in order to ensure our qualification as a REIT. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

Legislative or regulatory action could adversely affect us and/or our investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to the qualification and taxation of REITs and to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and may be given retroactive or prospective effect, and we cannot assure our stockholders that any such changes will not adversely affect how we are taxed or the taxation of a stockholder. Any such changes could have an adverse effect on us and on an investment in shares of our common stock. We urge our stockholders to consult with their own tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

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

Investment Risks

We have a limited prior operating history, and the prior performance of other Hines affiliated entities may not be a good measure of our future results; therefore there is a higher risk that we will not be able to achieve our investment objectives compared to a real estate investment trust with a significant operating history.

We have a limited prior operating history. As a result, an investment in shares of our common stock may entail more risk than the shares of common stock of a real estate investment trust with a significant operating history and we may not be able to achieve our investment objectives. In addition, our stockholders should not rely on the past performance of investments by other investment vehicles sponsored by Hines to predict our future results. Our investment strategy and key employees may differ from the investment strategies and key employees of our affiliates in the past, present and future.

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

The Offering is a “blind-pool” offering and our stockholders do not have the opportunity to evaluate our future investments prior to purchasing shares of our common stock.

Our stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments prior to purchasing shares of our common stock. In addition, our investment policies and strategies are very broad and permit us to invest in all types of properties and other real estate investments. Our stockholders must rely on our Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because our stockholders cannot evaluate our future investments in advance of purchasing shares of our common stock, a “blind pool” offering may entail more risk than other types of offerings. This additional risk may hinder our stockholders’ ability to achieve their personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

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

In our initial quarters of operations, and from time to time thereafter, our cash flows from operations may be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source when we do not have sufficient cash flow from operations to fund such distributions.  We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. However, our Advisor and affiliates are under no obligation to advance funds to us or to defer or waive fees in order to support our distributions. We funded all cash distribution payments for 2010 with cash flows from financing activities, which include proceeds from the Offering and, with respect to the third quarter of 2010, equity capital contributions from Moorfield and proceeds from debt financings. If we continue to use cash flows from financing activities, including Offering proceeds and borrowings to fund distributions, or if we use deferrals or waivers of fees from our Advisor or affiliates to fund distributions, then we will have less funds available for operations and acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, and our stockholders overall return may be reduced.  In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in Hines Global.  Furthermore, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

If we continue to pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

Our organizational documents permit us to make distributions from any source and we may choose to continue to pay distributions when we do not have sufficient cash flow from operations to fund such distributions. If we continue to fund distributions from borrowings or the net proceeds from the Offering, we will have less funds available for acquiring properties and other investments, and our stockholders overall return may be reduced.

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

Our stockholders’ ability to have their shares redeemed is limited under our share redemption program, and if they are able to have their shares redeemed, it may be at a price that is less than the price they paid for the shares and the then-current market value of the shares.

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

If we are only able to sell a limited amount of shares in the Offering, our fixed operating expenses such as general and administrative expenses would be higher (as a percentage of gross income) than if we are able to sell a greater number of shares, which would have a material adverse effect on our profitability and therefore decrease our ability to pay distributions to our stockholders and the value of their investment.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

The Company makes real estate investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities. As of December 31, 2010, we owned interests in five properties. These properties consisted of three U.S. office properties, one mixed-use industrial/flex office park complex in Austin, Texas and one mixed-use office and retail complex in Birmingham, England. These properties contain, in the aggregate, 2.1 million square feet of leasable space, and we believe each property is suitable for its intended purpose. The following tables provide additional information regarding the properties in which we owned interests as of December 31, 2010.

Direct Investments
Property	Location	Date Acquired/ Net Purchase Price (in millions)	Leasable Square Feet	Percent Leased		Effective Ownership (1)
17600 Gillette	Irvine, California	6/2010; $20.4	98,925	100%		100%
Hock Plaza	Durham, North Carolina	9/2010; $97.9	327,160	99%		100%
Southpark	Austin, Texas	10/2010; $31.2	372,125	94%		100%
Fifty South Sixth	Minneapolis, Minnesota	11/2010; $185.0	698,783	94%		100%
Total for Directly-Owned Properties			1,496,993	96%

Indirect Investment
Brindleyplace Project	Birmingham, England	7/2010; $282.5 (2)	560,207	99%		60%
Total for Indirectly-Owned Property			560,207	99%
Total for All Properties			2,057,200	97%	(3)

(1) This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2010, the Company owned a 99.9% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.1% interest in the Operating Partnership.

(2) This amount was translated from GBP to U.S. dollars at a rate of $1.52 per GBP, based on the transaction date.

(3) This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 96%.

Lease Expirations

Directly-Owned Properties

The following table lists, on an aggregate basis, all of the scheduled lease expirations for each of the years ending December 31, 2011 through December 31, 2020 and thereafter for the four properties we owned directly as of December 31, 2010. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
	Number	Approximate	Percent of Total
Year	of Leases	Square Feet	Leasable Area
Vacant	-	67,475	4.5%
2011	10	171,036	11.4%
2012	3	34,249	2.3%
2013	10	142,697	9.5%
2014	1	2,952	0.2%
2015	4	21,958	1.5%
2016	7	476,091	31.8%
2017	1	70,700	4.7%
2018	3	38,680	2.6%
2019	2	320,894	21.5%
2020	-	-	0.0%
Thereafter	2	150,261	10.0%

Indirectly-Owned Property

The following table lists, on an aggregate basis, all of the scheduled lease expirations for each of the years ending December 31, 2011 through December 31, 2020 and thereafter for the Brindleyplace Project (as defined below under “ – The Brindleyplace Project”) as of December 31, 2010. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
	Number	Approximate	Percent of Total
Year	of Leases	Square Feet	Leasable Area
Vacant	-	4,351	0.6%
2011	1	16,138	2.9%
2012	1	133,084	23.8%
2013	-	-	-
2014	6	61,945	11.1%
2015	3	12,188	2.2%
2016	1	57,558	10.3%
2017	1	5,360	1.0%
2018	3	60,526	10.8%
2019	-	-	-
2020	4	11,749	2.3%
Thereafter	12	197,308	35.0%

All Properties

The following table lists our pro-rata share of the scheduled lease expirations for each of the years ending December 31, 2011 through December 31, 2020 and thereafter for all of the properties in which we owned an interest as of December 31, 2010. The table shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
	Number	Approximate	Percent of Total
Year	of Leases	Square Feet	Leasable Area (1)
Vacant	-	70,086	3.7%
2011	11	180,719	9.9%
2012	4	114,099	6.2%
2013	10	142,697	7.8%
2014	7	40,119	2.2%
2015	7	29,271	1.6%
2016	8	510,626	27.9%
2017	2	73,916	4.0%
2018	6	74,996	4.1%
2019	2	320,894	17.5%
2020	4	7,049	0.4%
Thereafter	14	268,646	14.7%

(1) These amounts represent our pro-rata share based on our effective ownership in each of the properties as of December 31, 2010.

Market Concentration

The following table provides a summary of the market concentration of our portfolio based on our pro-rata share (unless otherwise noted) of the market value of each of the properties in which we owned interests as of December 31, 2010. The estimated value of each property is based on the net purchase price since all assets were recently acquired:

Market	Market Concentration Directly-Owned Properties:	Market Concentration Indirectly-Owned Property (1):	Market Concentration All Properties
Minneapolis, Minnesota	56%	-	37%
Birmingham, England	-	100%	34%
Durham, North Carolina	29%	-	19%
Austin, Texas	9%	-	6%
Irvine, California	6%	-	4%

(1) Represents the Brindleyplace Project, which we owned indirectly through our joint venture in Birmingham, England. This amount assumes we own a 100% interest in the Brindleyplace Project.

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of the properties in which we owned interests based on our pro-rata share (unless otherwise noted) of their leased square footage as of December 31, 2010:

Industry	Industry Concentration: Directly-Owned Properties	Industry Concentration: Indirectly-Owned Property (1)	Industry Concentration: All Properties
Legal	24%	5%	20%
Educational Services	16%	-	13%
Manufacturing	14%	1%	12%
Accounting	10%	10%	10%
Finance and Insurance	7%	23%	10%
Information	5%	26%	9%
Other Professional Services	7%	9%	8%
Health Care	8%	-	6%
Real Estate	1%	12%	3%
Administrative and Support Services	2%	2%	2%
Hospitality	1%	5%	2%
Wholesale Trade	2%	-	2%
Transportation and Warehousing	2%	-	1%
Arts, Entertainment, and Recreation	-	6%	1%
Construction	1%	-	1%
Retail	-	1%	-

(1) These amounts represent the Brindleyplace Project, which we owned indirectly through our joint venture in Birmingham, England as of December 31, 2010. These amounts assume we own a 100% interest in the Brindleyplace Project.

2010 Acquisitions

Set forth below is certain additional information about our properties acquired during 2010.

17600 Gillette

17600 Gillette is a two-story office building located in the Orange County airport area of Irvine, California. DraftFCB, Inc., an advertising agency, leases 98,925 square feet or 100% of the building’s rentable area, under a lease which expires in March 2016.

The following table shows the weighted average occupancy rate, expressed as a percentage of rentable square feet, and the average effective annual gross rent per leased square foot for 17600 Gillette during the past five years ended December 31:

Year	Weighted Average Occupancy	Average Effective Annual Gross Rent per Leased Sq. Ft. (1)
2006	100%	$25.68
2007	100%	$26.16
2008	100%	$26.67
2009	100%	$28.20
2010	100%	$28.17

(1) Average effective annual gross rent per leased square foot for each year is calculated by dividing such year's accrual basis total rent revenue (excluding operating expense recoveries) by the weighted average square footage under lease during such year.

The Brindleyplace Project

On June 22, 2010, the Operating Partnership and MREF II MH SАRL, a subsidiary of Moorfield Real Estate Fund II GP Ltd. (“Moorfield”), formed a new joint venture entity called Hines-Moorfield UK Venture I S.а.r.l. (the “Brindleyplace JV”).  The Brindleyplace JV is a S.а.r.l. formed under the laws of Luxembourg and is 60% owned by the Operating Partnership and 40% owned by Moorfield.  The Brindleyplace JV was formed to acquire certain assets of a mixed-use development located in Birmingham, United Kingdom (the “Brindleyplace Project).

The Brindleyplace Project consists of five office buildings, including ground-floor retail, restaurant and theatre space, and a 903-space multi-story parking garage. In total, the project consists of 560,207 square feet of rentable area that is 99.2% leased to 32 tenants.  British Telecom, a telecommunication firm, leases 133,084 square feet or approximately 24% of the rentable area of the Brindleyplace Project, under a lease that expires in January 2012. The Royal Bank of Scotland PLC, a global banking and financial services company ("RBS"), leases 101,349 square feet or approximately 18% of the rentable area of the Brindleyplace Project, under a lease that expires in December 2028. In addition, the lease has a termination option, which permits RBS to terminate the lease in June 2022 with twelve months notice.  Deloitte LLP, a company that provides auditing, consulting, financial advisory, risk management and tax services, leases 58,341 square feet or approximately 10% of the rentable area of the Brindleyplace Project, under a lease that expires in February 2016. The remaining space is leased to 29 tenants, none of which individually leases more than 10% of the rentable area of the Brindleyplace Project.

The following table shows the weighted average occupancy rate, expressed as a percentage of rentable square feet, and the average effective annual gross rent per leased square foot for the Brindleyplace Project during the past five years ended December 31:

		Average Effective Annual Gross Rent per Leased Sq. Ft. (1)
Year	Weighted Average Occupancy	GBP	USD
2006	98.6%	£23.81	$43.88
2007	97.4%	£24.12	$48.28
2008	97.4%	£25.86	$47.97
2009	97.4%	£25.31	$39.63
2010	97.8%	£30.86	$47.72

(1) Average effective annual gross rent per leased square foot for each year is calculated by dividing such year's accrual basis total rent revenue (excluding operating expense recoveries) by the weighted average square footage under lease during such year. All GBP amounts were translated to USD using the corresponding yearly average exchange rate.

    The following table lists, on an aggregate basis, the approximate leasable square feet for all of the scheduled lease expirations for each of the years ending December 31, 2011 through December 31, 2020 and thereafter for the Brindleyplace Project as of December 31, 2010.

Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases (1)	% of Total Annual Base Rental Income
Vacant	-	4,351	0.6%	$-	-
2011	1	16,138	2.9%	$172,032	0.8%
2012	1	133,084	23.8%	$5,275,637	24.4%
2013	-	-	-	$-	-
2014	6	61,945	11.1%	$2,425,909	11.2%
2015	3	12,188	2.2%	$480,898	2.2%
2016	1	57,558	10.3%	$2,325,165	10.8%
2017	1	5,360	1.0%	$255,831	1.2%
2018	3	60,526	10.8%	$2,725,092	12.6%
2019	-	-	-	$-	-
2020	4	11,749	2.3%	$476,639	2.2%
Thereafter	12	197,308	35.0%	$7,491,938	34.6%

(1) Assuming a rate of $1.58 at December 31, 2010.

Hock Plaza

Hock Plaza is a 12-story office building located in the North Durham submarket of Durham, North Carolina. Duke University and Duke University Health System lease 320,894 square feet or approximately 98% of the rentable area of the building under leases which expire in October 2019. The remaining space is leased to one retail tenant.

The following table shows the weighted average occupancy rate, expressed as a percentage of rentable square feet, and the average effective annual gross rent per leased square foot for Hock Plaza during the past five years ended December 31:

Year	Weighted Average Occupancy	Average Effective Annual Gross Rent per Leased Sq. Ft. (1)
2006	89.3%	$27.06
2007	95.0%	$27.74
2008	96.5%	$28.32
2009	98.6%	$28.89
2010	98.7%	$29.83

(1) Average effective annual gross rent per leased square foot for each year is calculated by dividing such year's accrual basis total rent revenue (including operating expense recoveries) by the weighted average square footage under lease during such year.

        The following table lists, on an aggregate basis, the approximate leasable square feet for all of the scheduled lease expirations for each of the years ending December 31, 2011 through December 31, 2020 and thereafter for Hock Plaza as of December 31, 2010.

Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	% of Total Annual Base Rental Income
Vacant	-	4,188	1.3%	$-	-
2011	-	-	-	$-	-
2012	-	-	-	$-	-
2013	-	-	-	$-	-
2014	-	-	-	$-	-
2015	1	2,078	0.6%	$19,427	0.2%
2016	-	-	-	$-	-
2017	-	-	-	$-	-
2018	-	-	-	$-	-
2019	2	320,894	98.1%	$8,514,796	99.8%
2020	-	-	-	$-	-
Thereafter	-	-	-	$-	-

Southpark

Southpark is an industrial complex of four buildings located in Southeast Austin, Texas. Travis Association for the Blind, a non-profit organization, leases 100,435 square feet or approximately 27% of the buildings' rentable area, under a lease that expires in August 2011. AT&T, Inc., a broadcast and communications provider, leases 70,700 square feet or approximately 19% of the buildings' rentable area, under a lease that expires in March 2017. Zarlink Semiconductor Inc., a Canadian-based semiconductor designer and manufacturer, leases 70,700 square feet or approximately 19% of the buildings' rentable area, under a lease that expires in May 2013. The remaining space is leased to five tenants, none of which individually leases more than 10% of the rentable area of the complex.

The following table shows the weighted average occupancy rate, expressed as a percentage of rentable square feet, and the average effective annual gross rent per leased square foot for Southpark during the past four years ended December 31:

Year	Weighted Average Occupancy (2)	Average Effective Annual Gross Rent per Leased Sq. Ft. (1) (2)
2007	98.1%	$8.70
2008	100.0%	$10.10
2009	94.3%	$10.20
2010	94.4%	$9.84

(1) Average effective annual gross rent per leased square foot for each year is calculated by dividing such year's accrual basis total rent revenue (including operating expense recoveries) by the weighted average square footage under lease during such year.

(2) The information required to calculate the weighted average occupancy and average effective annual gross rent per leased square foot for Southpark for the year ended December 31, 2006 is not available because it was not within the seller's knowledge or reasonably available to the seller.

    The following table lists, on an aggregate basis, the approximate leasable square feet for all of the scheduled lease expirations for each of the years ending December 31, 2011 through December 31, 2020 and thereafter for Southpark as of December 31, 2010.

Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	% of Total Annual Base Rental Income
Vacant	-	20,868	5.6%	$-	-
2011	2	134,087	36.0%	$589,646	22.1%
2012	2	28,102	7.6%	$231,317	8.7%
2013	2	92,430	24.8%	$1,179,236	44.3%
2014	-	-	-	$-	-
2015	-	-	-	$-	-
2016	1	25,938	7.0%	$120,352	4.5%
2017	1	70,700	19.0%	$544,886	20.4%
2018	-	-	-	$-	-
2019	-	-	-	$-	-
2020	-	-	-	$-	-
Thereafter	-	-	-	$-	-

Fifty South Sixth

Fifty South Sixth is a 29-story office building located in Minneapolis, Minnesota. Dorsey & Whitney LLP, an international law firm, leases 333,264 square feet or approximately 48% of the building’s rentable area, under a lease that expires in September 2016.   Deloitte & Touche USA LLP, an auditing, consulting, financial advisory, risk management and tax services company, leases 142,435 square feet or approximately 20% of the building’s rentable area, under a lease that expires in June 2024.  The remaining space is leased to 30 tenants, none of which leases more than 10% of the rentable area of the building.

The following table shows the weighted average occupancy rate, expressed as a percentage of rentable square feet, and the average effective annual gross rent per leased square foot for Fifty South Sixth during the past five years ended December 31:

Year	Weighted Average Occupancy	Average Effective Annual Gross Rent per Leased Sq. Ft. (1)
2006	90.4%	$29.32
2007	93.7%	$30.64
2008	77.2%	$28.86
2009	93.7%	$33.29
2010	93.7%	$36.08

(1) Average effective annual gross rent per leased square foot for each year is calculated by dividing such year's accrual basis total rent revenue (including operating expense recoveries) by the weighted average square footage under lease during such year.

    The following table lists, on an aggregate basis, the approximate leasable square feet for all of the scheduled lease expirations for each of the years ending December 31, 2011 through December 31, 2020 and thereafter for Fifty South Sixth as of December 31, 2010.

Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	% of Total Annual Base Rental Income
Vacant	-	42,419	6.1%	$-	-
2011	8	36,949	5.3%	$436,027	3.6%
2012	1	6,147	0.9%	$94,772	0.8%
2013	8	50,267	7.2%	$517,580	4.3%
2014	1	2,952	0.4%	$46,863	0.4%
2015	3	19,880	2.8%	$264,361	2.2%
2016	5	351,228	50.3%	$7,139,870	58.6%
2017	-	-	-	$-	-
2018	3	38,680	5.5%	$518,684	4.3%
2019	-	-	-	$-	-
2020	-	-	-	$-	-
Thereafter	2	150,261	21.5%	$3,137,442	25.8%

Acquisitions Subsequent to December 31, 2010

Stonecutter Court

On March 11, 2011, Hines Global REIT Holdco Sárl, a wholly-owned subsidiary of the Operating Partnership, acquired all of the share capital of Sofina Properties Limited ("Sofina"), for the sole purpose of acquiring Stonecutter Court, a core office building with two adjacent, ancillary buildings located in London, United Kingdom. The Seller, Shalati Investments Limited, is not affiliated with Hines Global or its affiliates.

Stonecutter Court was constructed in 1995 and consists of 152,829 square feet of rentable area that is 100% leased to three tenants.  Deloitte LLP, an auditing, consulting, financial advisory, risk management and tax services company, leases approximately 140,000 square feet or 92% of Stonecutter Court's net rentable area, under a lease that expires in April 2019. The remaining space is leased to two tenants, neither of which individually leases more than 10% of the rentable area of the complex.

The following table shows the weighted average occupancy rate, expressed as a percentage of rentable square feet, and the average effective annual gross rent per leased square foot, for Stonecutter Court during the past five years ended December 31:

		Average Effective Annual Gross Rent per Leased Sq. Ft. (1)
Year	Weighted Average Occupancy	GBP	USD
2006	93.9%	£43.92	$80.94
2007	93.9%	£43.92	$87.92
2008	93.9%	£43.92	$81.48
2009	93.9%	£43.92	$68.78
2010	99.0%	£42.50	$65.72

(1) Average effective annual gross rent per leased square foot for each year is calculated by dividing such year's accrual basis total rent revenue (excluding operating expense recoveries) by the weighted average square footage under lease during such year. All GBP amounts were translated to USD using the corresponding yearly average exchange rate.

        The following table lists, on an aggregate basis, the approximate leasable square feet for all of the scheduled lease expirations for the period from March 3, 2011 through December 31, 2011 and for each of the years ending December 31, 2012 through 2020 for Stonecutter Court:

Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases (1)	% of Total Annual Base Rental Income
2011	-	-	-	$-	-
2012	-	-	-	$-	-
2013	-	-	-	$-	-
2014	-	-	-	$-	-
2015	-	-	-	$-	-
2016	-	-	-	$-	-
2017	-	-	-	$-	-
2018	-	-	-	$-	-
2019	1	139,848	91.5%	$10,060,085	96.8%
2020	1	9,258	6.1%	$243,707	2.3%
Thereafter	1	3,723	2.4%	$91,770	0.9%

(1) Assuming a rate of $1.61 per GBP as of March 11, 2011, the closing date of Stonecutter Court.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 30, 2011, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Removed and Reserved

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

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in the Offering in their effort to comply with FINRA Rule 5110, we disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we plan to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares and such statements should not be used for any other purpose. We cannot assure you that this estimated value, or the method used to establish such value, complies with the ERISA or IRS requirements.  For these purposes, the estimated value of a share of our common stock is estimated to be $10.00 per share. The basis for this estimated valuation is the fact that the price paid to acquire a share in the Offering is $10.00.  Although this estimated value is the price paid to acquire a share in our Offering, this estimated value is not likely to reflect the proceeds our stockholders would receive upon our liquidation or upon the sale of our stockholders' shares because (i) these estimates are not designed to reflect the price at which properties and other assets can be sold; (ii)  our proceeds invested in real estate are reduced by fees such as the commissions, dealer-manager fee and issuer costs associated with the Offering; (iii) no public market for our shares exists or is likely to develop; and (iv) the per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets. We are not required to obtain and did not obtain appraisals for our assets or third-party valuations or opinions for the specific purpose of determining this estimated value as of December 31, 2010.

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

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year in an amount equal to at least 90% of our net ordinary taxable income (capital gains are not required to be distributed). With the authorization of its board of directors, we declared distributions to our stockholders and Hines Global REIT Associates Limited Partnership (“HALP”) for the period from October 20, 2009 through June 30, 2011. These distributions were or will be calculated based on stockholders of record for each day in an amount equal to $0.00191781 per share, per day, which based on a purchase price of $10 per share, would equate to a 7% annualized distribution rate if it were maintained every day for a twelve-month period. Distributions for the period from October 20, 2009 through February 28, 2010 were paid on March 1, 2010.  Distributions for subsequent months have been or will be paid monthly on the first business day following the completion of each month to which they relate.  All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan.

In addition, the Brindleyplace JV declared distributions in the amount of $1.6 million to Moorfield for the period from June 22, 2010 (date of inception of the Brindleyplace JV) through December 31, 2010, related to the operations of the Brindleyplace Project.  The table below outlines the total distributions we declared to our stockholders and noncontrolling interest holders, HALP and Moorfield for each of the quarters during 2010 and 2009, including the breakout between the distributions paid in cash and those reinvested pursuant to our distribution reinvestment plan (all amounts are in thousands):

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2010
December 31, 2010	$2,806	$3,386	$6,192	$794
September 30, 2010	1,860	2,303	4,163	812
June 30, 2010	977	1,368	2,345	4
March 31, 2010	395	602	997	4
Total	$6,038	$7,659	$13,697	$1,614

2009
December 31, 2009*	$105	$152	$257	$3
Total	$105	$152	$257	$3

*Distributions were declared for the period from October 20, 2009 - December 31, 2009.

Distributions to stockholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a distribution and reduce the stockholders’ basis in our common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, it will generally be treated as a capital gain. We annually notify stockholders of the taxability of distributions paid during the preceding year.

For the year ended December 31, 2010, approximately 53.9% of the distributions paid were taxable to the investor as ordinary income and approximately 46.1% were treated as return of capital for federal income tax purposes. The amount of distributions paid and taxable portion in each period are not indicative or predictive of amounts anticipated in future periods.

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

From August 5, 2009 through the year ended December 31, 2010, we raised gross proceeds of $406.1 million through the sale of 40.7 million shares to the public in connection with the Offering, excluding $6.5 million through the issuance of approximately 689,000 shares sold through our distribution reinvestment plan. During that time, we paid $39.0 million of selling commissions and dealer manager fees and $6.2 million of issuer costs related to the Offering. The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines. Net proceeds, from August 5, 2009 through December 31, 2010, available for investment after the payment of the costs described above were $359.6 million. We used $215.1 million to acquire 17600 Gillette, our interest in the Brindleyplace JV, Hock Plaza, Southpark and Fifty South Sixth, including acquisition fees and expenses and financing fees and expenses. The remaining portion of our proceeds was used for general and administrative expenses and to provide working capital for our real estate investments. Additionally, in our initial quarters of operations, and from time to time thereafter, we did not generate sufficient cash flow from operations to fully fund distributions paid. As of December 31, 2010, as discussed in "Item 7. Management's Discussion and Analysis- Financial Condition, Liquidity and Capital Resources- Distributions" a portion of our distributions have been funded with proceeds from the Offering.

See Financial Condition, Liquidity and Capital Resources elsewhere in this Annual Report on Form 10-K for additional information regarding our cash flows.

Share Redemption Program

We offer a share redemption program that may allow stockholders who have purchased their shares from us or received their shares through a non-cash transaction, not in the secondary market, and who have held their shares for a minimum of one year, to have their shares redeemed subject to certain limitations and restrictions. Currently, we allow redemptions of our shares on a monthly basis. No fees will be paid to Hines in connection with any redemption. Our board of directors may terminate, suspend or amend the share redemption program upon 30 days’ written notice without stockholder approval, which notice shall take the form of a current report on form 8-K filed at least 30 days prior to the effective date of any such termination, suspension or amendment.

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

Issuer Redemptions of Equity Securities

All eligible requests for redemptions were redeemed using the proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption plan during the period covered by this report including the average price paid per share.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs
October 1, 2010 to October 31, 2010	70,350	10.00	70,350	-
November 1, 2010 to November 30, 2010	3,060	10.00	3,060	-
December 1, 2010 to December 31, 2010	5,000	9.25	5,000	10,702
Total	78,410		78,410

Item 6.  Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2010	2009	2008 (2)
	(In thousands, except per share amounts)

Operating Data:
Revenues	$24,874	$-	$-
Depreciation and amortization	$16,029	$-	$-
Asset management and acquisition fees	$11,236	$-	$-
Organizational expenses	$-	$337	$-
General and administrative	$1,866	$228	$-
Loss before provision for income taxes	$(30,759)	$(562)	$-
Provision for income taxes	$(657)	$-	$-
Net loss	$(31,416)	$(562)	$-
Net loss attributable to noncontrolling interests	$5,951	$154	$-
Net loss attributable to common stockholders	$(25,465)	$(408)	$-
Basic and diluted loss per common share:	$(1.30)	$(1.19)	$-
Distributions declared per common share (1)	$0.70	$0.14	$-
Weighted average common shares outstanding - basic and diluted	$19,597	$343	$-
Balance Sheet Data:			-
Total investment property	$449,029	$-	$-
Cash and cash equivalents	$146,953	$28,168	$-
Total assets	$775,684	$28,481	$-
Long-term obligations	$378,333	$-	$-

(1) Distributions declared for the period from October 20, 2009 through December 31, 2009, were paid in March 2010.

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines Global REIT Properties, LP (the “Operating Partnership”) were formed in December 2008 to invest in a diversified portfolio of quality commercial real estate properties and related investments in the United States and internationally. In August 2009, we commenced a $3.5 billion initial public offering of our common shares (the “Offering”) and have raised $531.8 million in gross proceeds from the Offering through March 23, 2011.

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

As of December 31, 2010, we owned interests in five properties. These properties consisted of three U.S. office properties, one mixed-use industrial/flex office park complex in Austin, Texas and one mixed-use office and retail complex in Birmingham, England. These properties contain, in the aggregate, 2.1 million square feet of leasable space, and we believe each property is suitable for its intended purpose.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Each of our critical accounting policies involves the use of estimates that require management to make judgments that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. Under different conditions or assumptions, materially different amounts could be reported related to the accounting policies described below. In addition, application of these accounting policies involves the exercise of judgments on the use of assumptions as to future uncertainties and, as a result, actual results could materially differ from these estimates.

Basis of Presentation

Our consolidated financial statements included in this annual report include the accounts of Hines Global, the Operating Partnership and its wholly-owned subsidiaries and Hines Moorfield UK Venture I S.A.R.L., (the “Brindleyplace JV”) as well as the related amounts of noncontrolling interests. The Brindleyplace JV was formed by the Operating Partnership and MREF II MH SАRL, a subsidiary of Moorfield Real Estate Fund II GP Ltd. (“Moorfield”), for the purpose of acquiring certain assets of a mixed-use development located in Birmingham, United Kingdom (the “Brindleyplace Project”).  All intercompany balances and transactions have been eliminated in consolidation.

We evaluate the need to consolidate investments based on standards set forth by GAAP. Our joint ventures are evaluated based upon GAAP to determine whether or not the investment qualifies as a variable interest entity (“VIE”).  If the investment qualifies as a VIE, an analysis is then performed to determine if we are the primary beneficiary of the VIE by reviewing a combination of qualitative and quantitative measures including analyzing expected investment portfolio using various assumptions to estimate the net operating income from the underlying assets.  The projected cash flows are then analyzed to determine whether or not we are the primary beneficiary by analyzing if we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits.  In addition to this analysis, we also consider the rights and decision making abilities of each holder of variable interests. We will consolidate joint ventures that are determined to be variable interest entities for which we are the primary beneficiary. We will also consolidate joint ventures that are not determined to be variable interest entities, but for which we exercise significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

Any investments in unconsolidated real estate joint ventures and partnerships will be reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of our investments may not be recoverable.  The ultimate realization of our investments in partially owned real estate joint ventures and partnerships is dependent on a number of factors, including the performance of each investment and market conditions.  In accordance with GAAP, we will record an impairment charge if we determine that a decline in the value of an investment is other than temporary.  As of December 31, 2010, we had no investments in unconsolidated joint ventures to evaluate for impairment.

Investment Property and Lease Intangibles

Real estate assets that we own directly are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements that extend the useful life of the assets are capitalized and maintenance and repair costs are expensed as incurred.

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, are recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties are included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that we believe are similar to those used by market participants are used to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations, mortgage notes payable and any goodwill or gain on purchase. Values of buildings and improvements will be determined on an as if vacant basis. Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date.

The estimated fair value of acquired in-place leases are the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we will evaluate the time period over which such occupancy levels would be achieved. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms.

Acquired above-and below-market lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values are amortized as adjustments to rental revenue over the remaining terms of the respective leases, which includes periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense and the unamortized portion of out-of-market lease value is charged to rental revenue.

Acquired above- and below-market ground lease values are recorded based on the difference between the present value (using an interest rate that reflects the risks associated with the lease acquired) of the contractual amounts to be paid pursuant to the ground leases and management’s estimate of fair market value of land under the ground leases due to the length of the lease terms. The capitalized above- and below-market lease values are amortized as adjustments to ground lease expense over the lease term.

Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset.

Management estimates the fair value of assumed mortgage notes payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair values as of the assumption date, and the differences between such estimated fair values and the notes’ outstanding principal balance are amortized over the lives of the mortgage notes payable.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include: 1) whether the lease stipulates how and on what a tenant improvement allowance may be spent; 2) whether the tenant or landlord retains legal title to the improvements; 3) the uniqueness of the improvements; 4) the expected economic life of the tenant improvements relative to the term of the lease; and 5) who constructs or directs the construction of the improvements. The determination of who owns the tenant improvements for accounting purposes is subject to significant judgment. In making that determination, we consider all of the above factors. No one factor, however, necessarily establishes any determination.

Revenue Recognition and Valuation of Receivables

We are required to recognize minimum rent revenues on a straight-line basis over the terms of tenant leases, including rent holidays and bargain renewal options, if any. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant’s lease provision. Revenues related to lease termination fees are recognized at the time that the tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the lease and are included in other revenue in the accompanying consolidated statements of operations. To the extent our leases provide for rental increases at specified intervals, we will record a receivable for rent not yet due under the lease terms. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity.

Derivative Instruments

During the year ended December 31, 2010, we entered into six interest rate swap contracts. These swap contracts were entered into as economic hedges against the variability of future interest rates on our variable interest rate borrowings. These swaps effectively fixed the interest rates on each of the loans to which they relate. We have not designated any of these contracts as cash flow hedges for accounting purposes.

The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swaps have been recorded at their estimated fair values in the accompanying consolidated balance sheet as of December 31, 2010. Changes in the fair values of the interest rate swaps have been recorded in the accompanying consolidated statement of operations for year ended December 31, 2010.

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, “Disclosures of Supplementary Pro Forma Information for Business Combinations,” which clarifies that an entity should disclose revenue and earnings of the combined entity as though the business combination occurred during the current year as of the beginning of the comparable prior annual reporting period only.  The update also expands disclosures on the supplemental pro forma.  The update is effective for us beginning January 1, 2011; however, early adoption is permitted.  We adopted this update as of December 31, 2010, and its adoption resulted in the disclosures included in Note 3.

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

Financial Condition, Liquidity and Capital Resources

Our principal demands for funds are to purchase real estate properties and make other real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on indebtedness. Generally, we expect to meet operating cash needs from our cash flow from operations, and we expect to meet cash needs for acquisitions and investments from the net proceeds of the Offering and from debt proceeds.

As of December 31, 2010, we had consolidated cash and cash equivalents of approximately $147.0 million generated primarily by proceeds from the Offering.  We intend to invest these and future proceeds raised during our offerings as quickly and prudently as possible.  In the current market, there is a significant amount of investment capital pursuing high-quality, well located assets and these conditions can cause aggressive competition and pricing for assets which match our investment strategy.  Accordingly, we may experience delays in investing our Offering proceeds and may experience higher pricing which would result in lower returns.  This may cause us to re-evaluate our level of distributions for the future and we may not be able to maintain our current level of distributions.

We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as we determine to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs, including the payment of distributions. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 50% or more than 70% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. On March 1, 2010, our board of directors, including all of our independent directors, approved the assumption of a mortgage loan related to our acquisition of Hock Plaza, an office property in Durham, North Carolina. The mortgage is approximately 82% of the value of Hock Plaza based on the net purchase price. Our portfolio was 60% leveraged as of December 31, 2010, based on the aggregate net purchase price of our real estate investments.

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

Net cash used in operating activities was $16.7 million and primarily related to the payment of acquisition-related expenses, asset management and acquisition fees, general and administrative expenses and property operating expenses, offset by rental receipts. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from the Offering or other equity capital. During the year ended December 31, 2010, we paid acquisition fees of $10.0 million and acquisition-related expenses of $15.5 million.

Cash Flows from Investing Activities

Net cash used in investing activities was primarily due to the payment of $506.2 million related to the acquisition of 17600 Gillette, the Brindleyplace Project, Hock Plaza, Southpark and Fifty South Sixth and their related lease intangibles.

Cash Flows from Financing Activities

Initial Public Offering

We commenced the Offering in August 2009 and met our minimum offering requirements for every state, except Pennsylvania, by December 31, 2009. The minimum offering requirements were met in Pennsylvania in April 2010. We raised $32.4 million in gross proceeds from the Offering through December 31, 2009, excluding proceeds from the distribution reinvestment plan. During year ended December 31, 2010, we raised proceeds of $372.5 million from the Offering, excluding proceeds from the distribution reinvestment plan.

We use our proceeds from the Offering to make certain payments to Hines Global REIT Advisors LP (the “Advisor”), the Dealer Manager and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the year ended December 31, 2010 and 2009, respectively, we made payments of $40.8 million and $4.4 million, respectively, for selling commissions, dealer manager fees and issuer costs related to the Offering.

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

With the authorization of our board of directors, we declared distributions to our stockholders and HALP for the period from October 20, 2009 through June 30, 2011. These distributions were or will be calculated based on stockholders of record for each day in an amount equal to $0.00191781 per share, per day, which based on a purchase price of $10 per share, would equate to a 7% annualized distribution rate if it were maintained every day for a twelve-month period. Distributions for the period from October 20, 2009 through February 28, 2010 were paid on March 1, 2010. Distributions for subsequent months have been or will be paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. See “Financial Condition, Liquidity and Capital Resources” for additional information regarding our distributions.

In addition, the Brindleyplace JV declared distributions in the amount of $1.6 million to Moorfield for the period from June 22, 2010 (date of inception of the Brindleyplace JV) through December 31, 2010, related to the operations the Brindleyplace Project. The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders (HALP and Moorfield) as well as the sources of payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities	Cash Flows From Financing Activities (1)
2010
December 31, 2010	$2,806	$3,386	$6,192	$794	$-	$3,600	100%
September 30, 2010	1,860	2,303	4,163	812	-	2,672	100%
June 30, 2010	977	1,368	2,345	4	-	981	100%
March 31, 2010	395	602	997	4	-	399	100%
Total	$6,038	$7,659	$13,697	$1,614	$-	$7,652	100%

2009
December 31, 2009*	$105	$152	$257	$3	$-	$108	100%
March 31, 2010	$105	$152	$257	$3	$-	$108	100%

*Distributions were declared for the period from October 20, 2009 through December 31, 2009.

(1) Cash flows from financing activities includes proceeds from the Offering, equity capital contributions from Moorfield and proceeds from debt financings.

Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities.  However, we have funded these fees and expenses with proceeds from the Offering or equity capital contributions from Moorfield. During the year ended December 31, 2010, we paid $10.0 million of acquisition fees and $15.5 million of acquisition-related expenses.

Debt Financings

During the year ended December 31, 2010, we entered into a £121.1 million mortgage loan ($183.7 million at a rate of $1.52 per GBP based on the transaction date) related to our acquisition of the Brindleyplace Project and a $95.0 million mortgage loan related to our acquisition of Fifty South Sixth. We also assumed a mortgage loan with a principal balance of $80.0 million related to our acquisition of Hock Plaza and a mortgage loan with a principal balance of $18.0 million related to our acquisition of Southpark. All of these mortgage loans require monthly payments of interest only, except for Hock Plaza which requires monthly payments of principal and interest beginning in January 2011. In addition, we made payments of $7.0 million for financing costs related to these mortgage loans.

     Contributions From Noncontrolling Interests

As described previously, the Operating Partnership and Moorfield formed the Brindleyplace JV in June 2010 to acquire certain properties that are a part of a mixed-use development in Birmingham, England.  As of December 31, 2010, Moorfield had invested $44.9 million into the Brindleyplace JV to fund its 40% share of the acquisition which was recorded in contributions from noncontrolling interests in our consolidated statement of cash flows.

Results of Operations

Our results of operations for the years ended December 31, 2010 and 2009 are not indicative of those expected in future periods as we did not meet our minimum offering requirements until October 2009 (and subsequent dates with respect to Pennsylvania and Tennessee) and did not make our first real estate investment until June 2010. Amounts recorded in our consolidated statements of operations for the years ended December 31, 2010 and 2009 are due to the following:

•
Total revenues, property operating expenses, real property taxes, property management fees, depreciation and amortization, interest expense and income taxes relate to the operation of our acquired properties.

•
Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. $14.7 million of the total acquisition expenses relate to the acquisition of the Brindleyplace Project. $11.4 million of this amount relates to the Stamp Duty Tax paid upon the acquisition of the Brindleyplace Project.

•
We pay monthly asset management fees to the Advisor based on the amount of net equity capital invested in real estate investments, and pay acquisition fees to the Advisor based on the purchase prices of our real estate investments. Acquisition fees incurred for the year ended December 31, 2010 were $10.0 million, related to our acquisitions during this period. Asset management fees incurred for the year ended December 31, 2010 were $1.3 million. No acquisitions were completed during the year ended December 31, 2009, therefore we had no acquisition fees or asset management fees during this period.

•
General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and may increase in the future as we continue to raise capital and make additional real estate investments.

•
We have entered into five interest rate swap contracts with Eurohypo and one interest rate swap contract with PB Capital Corporation as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair values in the accompanying consolidated balance sheet as of December 31, 2010. The gain on interest rate swap contracts recorded during the year ended December 31, 2010 is the result of changes in the fair values of interest rate swaps. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Annual Report on Form 10-K for additional information regarding certain risks related to our derivatives, such as the risk of counterparty non-performance.

•
During the year ended December 31, 2010, we allocated $7.5 million of the net loss of the Brindleyplace JV to Moorfield, based on its ownership in the Brindleyplace JV.  In addition, during the year ended December 31, 2010, the Brindleyplace JV declared $1.6 million of preferred dividends to Moorfield related to the Convertible Preferred Equity Certificates (“CPEC”). This amount was recorded in net loss attributable to noncontrolling interests in the accompanying statement of operations and comprehensive loss and reduces the $7.5 million of net loss that was allocated to Moorfield during the year related to the results of operations of the Brindleyplace JV. The remaining amount of loss attributable to noncontrolling interests relates to our allocation of the net loss of the Operating Partnership to HALP, based on its 0.1% ownership in the Operating Partnership.

Funds from Operations and Modified Funds from Operations

Funds from Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) widely recognized by investors and analysts as one measure of operating performance of a real estate company.  FFO excludes items such as real estate depreciation and amortization and gains and losses on the sale of real estate assets.  Depreciation and amortization, as applied in accordance with GAAP, implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the historical cost accounting alone is insufficient.  In addition, FFO excludes gains and losses from the sale of real estate, which we believe provides management and investors with a helpful additional measure of the historical performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs.

In addition to FFO, management uses modified funds from operations (“MFFO”) as defined by the Investment Program Association (“IPA”) as a non-GAAP supplemental financial performance measure, to evaluate our operating performance.  MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations.  MFFO is based on FFO, but includes certain additional adjustments which we believe are necessary due to changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO. These changes have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives, the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment, non-cash impairment charges and certain other items as described in the footnotes below.  We believe that MFFO more closely reflects the overall impact on the performance of our real estate investments of occupancy rates, rental rates, property operating costs, as well as corporate-level general and administrative expenses and interest costs, which is not immediately apparent from net income (loss).

As such, we believe FFO and MFFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures and are useful to our investors in understanding how our management evaluates our ongoing operating performance. However, FFO and MFFO should not be considered as alternatives to net income (loss) or to cash flows from operating activities and are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs.  Additionally, please see the limitations listed below associated with the use of MFFO as compared to net income (loss):

•
MFFO excludes gains (losses) related to changes in estimated values of derivative instruments related to our interest rate swaps.  Although we expect to hold these instruments to maturity, if we were to settle these instruments currently, it would have an impact on our operations.

•
MFFO excludes acquisition expenses and acquisition fees payable to our Advisor.  Although these amounts reduce net income, we fund such costs with proceeds from our offering and acquisition-related indebtedness and do not consider these fees in the evaluation of our operating performance and determining MFFO.

 The table below summarizes FFO and MFFO for the years ended December 31, 2010 and 2009 and a reconciliation of such non-GAAP financial performance measures to our net loss for the periods then ended (in thousands).

	Year Ended December 31, 2010	Year Ended December 31, 2009
Net loss	$(31,416)	$(562)
Depreciation and amortization (1)	16,029	-
Adjustments for noncontrolling interests (2)	2,758	-
Funds from operations	(12,629)	(562)
(Gain) loss on derivative instruments (3)	(2,800)	-
Other components of revenues and expenses (4)	(923)	-
Acquisition fees and expenses (5)	25,658	-
Adjustments for noncontrolling interests (2)	(5,165)	154
Modified Funds From Operations	$4,141	$(408)

Modified Funds From Operations Per Common Share	$0.21	$(1.19)
Weighted Average Shares Outstanding	19,597	343

Notes to the table:

(1) Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO.

(2) Includes income attributable to noncontrolling interests and all adjustments to eliminate the noncontrolling interests’ share of the adjustments to convert our net loss to FFO and MFFO.

(3) Represents components of net loss related to the estimated changes in the values of our interest rate swap derivatives.  We have excluded these changes in value from our evaluation of our operating performance and MFFO because we expect to hold the underlying instruments to their maturity and accordingly the interim gains or losses will remain unrealized.

(4) Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the years ended December 31, 2010 and  2009 (in thousands) :

	Year Ended December 31, 2010	Year Ended December 31, 2009
Straight-line rent adjustment (a)	$(1,614)	$-
Amortization of lease incentives (b)	60	-
Amortization of out-of-market leases (b)	492	-
Other	139	-
	$(923)	$-

(a) Represents the adjustments to rental revenue as required by GAAP to recognize minimum lease payments on a straight-line basis over the respective lease terms. We have excluded these adjustments from our evaluation of our operating performance and in determining MFFO because we believe that the rent that is billable during the current period is a more relevant measure of our operating performance for such period.

(b) Represents the amortization of lease incentives and out-of-market leases.

(5) Represents acquisition expenses and acquisition fees paid to our Advisor that are expensed in our consolidated statements of operations. We fund such costs with proceeds from our offering and acquisition-related indebtedness, and therefore do not consider these expenses in evaluating our operating performance and determining MFFO.

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results.

•	Amortization of deferred financing costs was approximately $456,000 for the year ended December 31, 2010.

•	We incurred organizational expenses of approximately $337,000 as of December 31, 2009. These expenses were paid to our Advisor and expensed in our consolidated statement of operations.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. See Note 7 to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for additional information concerning our Related-Party Transactions and Agreements.

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2010. Specifically included are our obligations under long-term debt agreements and our operating lease agreement (in thousands):

	Payments due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Notes payable (1)	$10,647	$33,366	$291,511	$116,897	$452,421
Operating lease agreement (2)	364	729	729	4,735	6,557
Total contractual obligations	$11,011	$34,095	$292,240	$121,632	$458,978

(1) Notes payable includes principal and interest payments under our mortgage loans.  Interest on approximately £90.8 million ($140.7 million assuming a rate of $1.55 per GBP at December 31, 2010) of the mortgage loan related to the Brindleyplace Project was fixed through interest rate swaps. The remaining loan balance of £30.3 million ($47.0 million assuming a rate of $1.55 per GBP at December 31, 2010)  has a floating interest rate of LIBOR plus 1.60%.  The interest rate, including spread, was 2.34% as of December 31, 2010.  For the purpose of this table, we assumed the rate remains constant for the remainder of the loan term.

(2) The operating lease agreement relates to the Brindleyplace JV which leases space from a tenant in one of its properties through a non-cancellable lease agreement which expires on December 24, 2028.  The Company expects to make annual payments of approximately £235,000 ($364,000 assuming a rate of $1.55 per GBP as of December 31, 2010) pursuant to the lease, which will be recorded to rental expense in its consolidated statement of operations. For the purpose of this table, we assumed the exchange rate of $1.55 per GBP remains constant for the remainder of the lease term.

Recent Developments and Subsequent Events

Stonecutter Court

On March 11, 2011, Hines Global REIT Holdco Sárl, a wholly-owned subsidiary of the Operating Partnership, acquired all of the share capital of Sofina Properties Limited ("Sofina"), for the sole purpose of acquiring Stonecutter Court, a core office building with two adjacent, ancillary buildings located in London, United Kingdom. The Seller, Shalati Investments Limited, is not affiliated with us or our affiliates.

Stonecutter Court was constructed in 1995 and consists of 152,829 square feet of rentable area that is 100% leased to three tenants.  Deloitte LLP, an auditing, consulting, financial advisory, risk management and tax services company, leases approximately 140,000 square feet or 92% of Stonecutter Court's net rentable area, under a lease that expires in April 2019. The annual base rent under the lease is currently £6.2 million ($10.0 million assuming a rate of $1.61 per GBP based on the closing date), but is subject to a rent review in November 2015. In the United Kingdom, a landlord has the right in accordance with the lease to review the rent at various intervals throughout the lease. The new rental rate is determined through this rent review process and will be the greater of the amount payable (excluding any rental abatements) immediately prior to the review date or the open market rent as agreed by both parties. The remaining space is leased to two tenants, neither of which individually leases more than 10% of the rentable area of the complex.

The net purchase price for Stonecutter Court was £90.9 million ($146.3 million assuming a rate of $1.61 per GBP based on the closing date), exclusive of transaction costs, financing fees and working capital reserves. As a condition to closing, we assumed and immediately retired Sofina's existing long-term debt and other liabilities of £89.9 million ($144.7 million assuming a rate of $1.61 per GBP based on the closing date). We funded the acquisition using proceeds from our current public offering along with £57.0 million ($91.8 million assuming a rate of $1.61 per GBP based on the closing date) of debt financing.

On March 11, 2011, Sofina entered into a secured facility agreement with Landesbank Baden-Württemberg (“LBBW”) whereby LBBW agrees to make available to Sofina an amount not to exceed the lesser of (i) 65% of the value of Stonecutter Court or (ii) £57.0 million ($91.8 million assuming a rate of $1.61 per GBP based on the closing date). LBBW is not affiliated with us or our affiliates. Pursuant to the loan documents, the loan is secured by a mortgage and related security interests in Stonecutter Court and is non-recourse with respect to the Company. The loan documents also included assignments of rent, leases and permits for the benefit of LBBW. On March 11, 2011, Hines Global's wholly-owned subsidiary drew down £57.0 million ($91.8 million assuming a rate of $1.61 per GBP based on the closing date) under the facility.

The loan matures on March 11, 2016, with the option to extend the maturity date by one year, and has a floating interest rate of LIBOR plus 2.08%.  The 2.08% margin is subject to a 0.10% decrease or increase per annum depending on whether LBBW has taken the loan into coverage in accordance with the German Covered Bond Act. However, the floating portion of the interest rate was effectively fixed at 2.71% through a five-year interest rate swap agreement, which Sofina entered into with LBBW. The loan further provides for quarterly installments for the repayment of principal of £313,500 ($504,735 assuming a rate of $1.61 per GBP).  Principal and interest payments are due quarterly beginning on April 15, 2011 through maturity.  The loan may be repaid in full prior to maturity, subject to a prepayment premium if it is repaid in the first four years, and is prepayable at par thereafter.

Declaration of Distributions

On March 23, 2011, with the authorization of our board of directors, we declared distributions for the months of April 2011 through June 2011. These distributions will be calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day and will be paid monthly in cash or reinvested in stock for those participating in our distribution reinvestment plan. Payments will occur on the first business day following the completion of each month to which they relate.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk, currency risk and real estate valuation risk are the primary market risks to which we are exposed.

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates and, in some cases, with the ability to convert variable rates to fixed rates. We have and may continue to enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

 On July 1, 2010, the Brindleyplace JV entered into a secured mortgage facility agreement in the aggregate amount of £121.1 million ($183.7 million assuming a rate of $1.52 per GBP as of the date of acquisition) with Eurohypo AG.  The mortgage matures on July 7, 2015 and has a floating interest rate of LIBOR plus 1.60%. Interest on approximately £90.8 million ($137.7 million assuming a rate of $1.52 per GBP as of the date of acquisition) of the loan balance was fixed at closing at 3.89% through multiple 5-year swaps with Eurohypo. If interest rates increased by 1%, we would incur approximately $468,000 in additional annual interest expense related to the unhedged portion of the mortgage. We are exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts.  In the event of non-performance by the counterparty, if we were not able to replace these swaps, we would be subject to the variability of interest rates on the total amount of debt outstanding under the mortgage.

On November 4, 2010, in connection with our acquisition of Fifty South Sixth, we entered into a first mortgage loan agreement with a principal amount of $95.0 million, made by PB Capital Corporation, with an initial maturity date on November 4, 2015. The loan requires monthly payments of interest only and has a variable interest rate. However, the interest rate was effectively fixed at 3.62% through a five-year interest rate swap agreement, with PB Capital Corporation. We are exposed to credit risk of the counterparty to this interest rate swap agreement in the event of non-performance under the terms of the derivative contract.  In the event of non-performance by the counterparty, if we are not able to replace this swap, we would be subject to the variability of interest rates on the debt outstanding under the mortgage to which our outstanding interest rate swap relates.

We currently have an investment in England, and as a result are subject to risk from the effects of exchange rate movements of the British pound and U.S. dollar, which may affect future costs and cash flows.  However, as described above, we entered into a British pound denominated mortgage loan on this investment, which provides a natural hedge with regard to changes in exchange rates between the British pound and U.S. dollar. We are currently a net receiver of British pounds (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to British pounds. During the year ended December 31, 2010, we had no currency transactions which resulted in significant gains or losses being recorded in our consolidated statements of operations. Based upon our equity ownership in the Brindleyplace JV as of December 31, 2010, holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the British pound and U.S. dollar would have decreased the net book value of our investments in the Brindleyplace JV by $9.2 million and would have increased the net loss of the Brindleyplace JV for the year ended December 31, 2010, by $2.2 million.

We have recently made real estate investments and expect to make additional real estate investments in the future. Investment transaction volume has increased in the year ended 2010 and the estimated going-in capitalization rates or cap rates (ratio of the net operating income of a property in its initial fiscal year divided by the net purchase price) have fallen relative to their peaks in late 2009.  Recent demand has been greatest for high quality, well-located assets that generate stable cash flows.  This demand is creating more competition for real estate investments and may continue to drive prices higher, resulting in lower cap rates and returns.  One of our objectives is to monitor the returns being achieved from our real estate investments in relation to our current distribution rate, and if pricing for real estate investments continues to increase and returns continue to decrease we may not be able to maintain our current rate of distributions.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hines Global REIT, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Global REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for the years ended December 31, 2010 and 2009 and for the period from December 10, 2008 (date of inception) through December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Global REIT, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009 and for the period from December 10, 2008 (date of inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Houston, Texas
March 30, 2011

HINES GLOBAL REIT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	2010	2009
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$449,029	$-
Cash and cash equivalents	146,953	28,168
Restricted cash	348	-
Interest rate swap contracts	2,765	-
Tenant and other receivables	7,876	313
Intangible lease assets, net	161,036	-
Deferred leasing costs, net	622	-
Deferred financing costs, net	6,502	-
Other assets	553	-
Total Assets	$775,684	$28,481

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$13,622	$53
Due to affiliates	2,167	2,527
Intangible lease liabilities, net	5,926	-
Other liabilities	8,020	-
Interest rate swap contracts	38	-
Distributions payable	3,231	260
Notes payable	378,295	-
Total Liabilities	411,299	2,840

Commitments and contingencies (Note 12)	-	-

Equity:
Stockholders' equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2010 and December 31, 2009	-	-
Common stock, $.001 par value; 1,500,000 shares authorized, 41,287 and 3,276 issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	41	3
Additional paid-in capital	350,561	26,013
Accumulated deficit	(25,873)	(408)
Accumulated other comprehensive income	1,347	-
Total stockholders' equity	326,076	25,608
Noncontrolling interests	38,309	33
Total equity	364,385	25,641
Total Liabilities and Equity	$775,684	$28,481

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2010 and 2009 and for the Period from
December 10, 2008 (date of inception) through December 31, 2008

	2010	2009	2008
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$23,158	$-	$-
Other revenue	1,716	-	-
Total revenues	24,874	-	-
Expenses:
Property operating expenses	5,832	-	-
Real property taxes	1,280	-	-
Property management fees	626	-	-
Depreciation and amortization	16,029	-	-
Acquisition related expenses	15,678	-	-
Asset management and acquisition fees	11,236	-	-
Organizational expenses	-	337	-
General and administrative	1,866	228	-
Total expenses	52,547	565	-
Loss before other income (expenses) and provision for income taxes	(27,673)	(565)	-
Other income (expenses):
Gain on interest rate swap contracts, net	2,800	-	-
Other gains	39	-	-
Interest expense	(6,035)	-	-
Interest income	110	3	-
Loss before provision for income taxes	(30,759)	(562)	-
Provision for income taxes	(657)	-	-
Net loss	(31,416)	(562)	-
Net loss attributable to noncontrolling interests	5,951	154	-
Net loss attributable to common stockholders	$(25,465)	$(408)	$-
Basic and diluted loss per common share:	$(1.30)	$(1.19)	$-
Weighted average number of common shares outstanding	19,597	343	-

Net comprehensive income (loss):
Net loss	$(31,416)	$(562)	$-
Other comprehensive income:
Foreign currency translation adjustment	2,263	-	-
Net comprehensive loss:	(29,153)	(562)	-
Net comprehensive loss attributable to noncontrolling interests	5,035	154	-
Net comprehensive loss attributable to common stockholders	$(24,118)	$(408)	$-

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2010 and 2009 and for the Period from
December 10, 2008 (date of inception) through December 31, 2008
(In thousands)

	Hines Global REIT, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests
Balance as of December 10, 2008 (date of inception)	-	$-	$-	$-	$-	$-	$-
Balance as of December 31, 2008	-	-	-	-	-	-	-
Issuance of common shares	3,276	3	32,705	-	-	32,708	-
Contribution from noncontrolling interest	-	-	-	-	-	-	190
Distributions declared	-	-	(257)	-	-	(257)	(3)
Selling commissions and dealer manager fees	-	-	(3,222)	-	-	(3,222)	-
Issuer costs	-	-	(3,213)	-	-	(3,213)	-
Net loss	-	-	-	(408)	-	(408)	(154)
Balance as of December 31, 2009	3,276	$3	$26,013	$(408)	$-	$25,608	$33
Issuance of common shares	38,106	38	379,874	-	-	379,912	-
Contributions to the Brindleyplace JV	-	-	-	-	-	-	44,925
Distributions declared	-	-	(13,697)	-	-	(13,697)	(14)
Distributions on Convertible Preferred Equity Certificates ("CPEC")	-	-	-	-	-	-	(1,600)
Redemption of common shares	(95)	-	(1,543)	-	-	(1,543)	-
Selling commissions and dealer manager fees	-	-	(36,581)	-	-	(36,581)	-
Issuer costs	-	-	(3,505)	-	-	(3,505)	-
Net loss	-	-	-	(25,465)	-	(25,465)	(5,951)
Foreign currency translation adjustment	-	-	-	-	1,347	1,347	916
Balance as of December 31, 2010	41,287	$41	$350,561	$(25,873)	$1,347	$326,076	$38,309

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009 and for the period from
December 10, 2008 (date of inception) through December 31, 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(31,416)	$(562)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,214	-	-
Organizational expenses	-	337	-
Other gains	(26)	-	-
Gain on interest rate swap contracts	(2,804)	-	-
Changes in assets and liabilities:
Increase in other assets	(527)	(2)	-
Increase in tenant and other receivables	(6,725)	-	-
Increase in deferred leasing costs	(700)	-	-
Increase in accounts payable and accrued expenses	7,123	53	-
Increase in other liabilities	578	-	-
Increase in due to affiliates	586	169	-
Net cash used in operating activities	(16,697)	(5)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in property	(341,730)	-	-
Increase in acquired lease intangibles, net	(164,507)	-	-
Increase in restricted cash	(349)	-	-
Net cash used in investing activities	(506,586)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	372,487	32,397	-
Contribution from noncontrolling interest	-	190	-
Issuance of CPECs and capital shares of the Brindleyplace JV	44,925	-	-
Redemption of common shares	(950)	-	-
Payments of issuer costs	(4,730)	(1,500)	-
Payment of selling commissions and dealer manager fees	(36,110)	(2,915)	-
Distributions paid to stockholders and noncontrolling interests	(5,808)	-	-
Proceeds from notes payable	278,657	-	-
Increase in security deposit liability, net	81	-	-
Additions to deferred financing costs	(6,959)	-	-
Net cash provided by financing activities	641,593	28,172	-
Effect of exchange rate changes on cash	475	-	-
Net change in cash and cash equivalents	118,785	28,168	-
Cash and cash equivalents, beginning of period	28,168	-	-
Cash and cash equivalents, end of period	$146,953	$28,168	$-

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Hines Global REIT, Inc. (the “Company”), was formed as a Maryland corporation on December 10, 2008 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. Beginning with its taxable year ended December 31, 2009, the Company operated and intends to continue to operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The business of the Company is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement, between the Company, the Advisor and the Operating Partnership (defined below).

On August 5, 2009, the Company commenced its initial public offering of up to $3.5 billion in shares of common stock for sale to the public (the “Offering”). The Company engaged Hines Real Estate Investments, Inc., (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. The Company has and intends to continue to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Properties purchased by the Company may have varying uses including office, retail, industrial, multi-family residential and hospitality or leisure. The Company may invest in operating properties, properties under development, and undeveloped properties such as land. In addition, the Company may also make other real estate investments including investments in equity or debt interests, which may include securities in other real estate entities and debt related to real estate.

On October 19, 2009, the Company achieved its minimum offering requirements in all states except for Tennessee and Pennsylvania, which have higher minimum offering requirements. The minimum offering requirements were met on December 7, 2009 for Tennessee and on April 14, 2010 for Pennsylvania. As of March 23, 2011, the Company had received gross offering proceeds of $531.8 million from the sale of 53.3 million shares.

The Company made its first real estate investment in June 2010 and owned interests in five properties as of December 31, 2010. These properties consisted of three U.S. office properties, one mixed-use industrial/flex office park complex in Austin, Texas and one mixed-use office and retail complex in Birmingham, England. These properties contain, in the aggregate, 2.1 million (unaudited) square feet of leasable space.

Noncontrolling Interests

On January 7, 2009, the Company and Hines Global REIT Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines Global REIT Properties, LP (the “Operating Partnership”). The Company conducts substantially all of its operations through the Operating Partnership. On January 14, 2009, the Company and HALP made initial capital contributions to the Operating Partnership of $10,000 and $190,000, respectively and accordingly, HALP owned a 95.0% noncontrolling interest in the Operating Partnership. As of December 31, 2010 and December 31, 2009, HALP owned a 0.1% and 0.6% interest in the Operating Partnership, respectively.

In June 2010, the Operating Partnership and Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) formed Hines Moorfield UK Venture I S.A.R.L., (the “Brindleyplace JV”) and, on July 7, 2010, the Brindleyplace JV acquired several properties located in Birmingham, England (the "Brindleyplace Project").  The Brindleyplace Project consists of five office buildings including ground-floor retail, restaurant and theatre space, and a 903-space multi-story parking garage.  The Company owns a 60% interest in the Brindleyplace JV and Moorfield holds the remaining 40% interest.

The Company has concluded its investment in the Brindleyplace JV does not qualify as a variable interest entity (“VIE”) under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation.” Based on the Company’s majority voting interest as well as certain additional voting rights and other factors, the Company has consolidated the Brindleyplace JV and its wholly-owned subsidiaries in its financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its assumptions and estimates on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Additionally, application of the Company’s accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Presentation

The consolidated financial statements of the Company include the accounts of Hines Global REIT, Inc., the Operating Partnership and its wholly-owned subsidiaries and the Brindleyplace JV as well as amounts related to noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

International Operations

The British pound (“GBP”) is the functional currency for Company’s subsidiaries operating in the United Kingdom. These subsidiaries have translated their financial statements from British pounds into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement accounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income within stockholders’ equity. Upon disposal of these subsidiaries, the Company will remove the accumulated translation adjustment from stockholders’ equity and include it in the gain or loss on disposal in its consolidated statement of operations.

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

As of December 31, 2010, the Company recorded foreign currency translation adjustments of approximately $2.3 million, including approximately $916,000 of adjustments relating to Moorfield, due to the effect of changes in exchange rates between the British pound and the U.S. dollar.

Investment Property and Lease Intangibles

Real estate assets acquired by the Company are stated at fair value at the date of acquisition less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements that extend the useful life of the assets are capitalized and maintenance and repair costs are expensed as incurred.

 Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, are recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties are included in the Company’s results of operations from their respective dates of acquisition. Estimates of fair values are based upon estimates of future cash flows and other valuation techniques that the Company believes are similar to those used by market participants and are used to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired out-of-market leases, tenant relationships, asset retirement obligations, mortgage notes payable and any goodwill or gain on purchase. Values of buildings and improvements are determined on an as if vacant basis. Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date. Acquisition-related costs such as transaction costs and acquisition fees paid to the Advisor are expensed as incurred.

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

Acquired out-of-market ground lease values are recorded based on the difference between the present values (using an interest rate that reflects the risks associated with the lease acquired) of the contractual amounts paid pursuant to the ground leases and management’s estimate of fair market value of land under the ground leases due to the length of the lease terms. The capitalized out-of-market ground lease values are amortized as adjustments to ground lease expense over the lease term.

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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the year ended December 31, 2010.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

As of December 31, 2010 and 2009, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash. The Federal Deposit Insurance Corporation (the “FDIC”) generally only insures limited amounts per depositor per insured bank. From October 3, 2008 through December 31, 2013, the FDIC insures amounts up to $250,000 per depositor per insured bank. Unlimited deposit insurance coverage is available to the Company’s non-interest bearing transaction accounts held at those institutions participating in the FDIC’s Temporary Liquidity Guarantee Program through December 31, 2013.

In addition, as of December 31, 2010, the Brindleyplace JV had cash and cash equivalents and restricted cash deposited in certain financial institutions located in the United Kingdom. Management regularly monitors the financial stability of these financial institutions in an effort to manage its exposure to any significant credit risk in cash and cash equivalents or restricted cash.

Tenant and Other Receivables

Receivable balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost, net of any applicable allowance for doubtful accounts.  As of December 31, 2010, no such allowances have been recorded.

 In addition, as of December 31, 2010 and 2009, respectively, tenant and other receivables included $1.2 million and approximately $311,000 of receivables from the Company’s transfer agent related to shares of its stock that were issued, but the related proceeds had not yet been released to the Company.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions, tenant inducements and legal costs are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.  Tenant inducement amortization was approximately $60,000 for the year ended December 31, 2010 and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $11,000 as amortization expense related to other direct leasing costs for the year ended December 31, 2010.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing, including the financing fees paid to the Advisor (see Note 7 – Related Party Transactions). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the year ended December 31, 2010, approximately $456,000, was amortized into interest expense.

Other Assets

Other assets was primarily made up of prepaid expenses as of December 31, 2010. These amounts will be expensed in the period of service.

Revenue Recognition

Rental payments are generally paid by tenants prior to the beginning of each month or quarter. As of December 31, 2010, the Company recorded a liability of $1.5 million related to prepaid rental payments, which was included in other liabilities in the accompanying consolidated balance sheet. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $1.6 million as of December 31, 2010. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Issuer Costs

The Company reimburses the Advisor for any issuer costs related to the Offering that it pays on the Company’s behalf.  Such costs consist of, among other costs, expenses of the Company’s organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. The Company did not have an obligation to reimburse the Advisor for any issuer costs until it achieved its minimum offering requirements on October 19, 2009. Therefore, the Company did not record issuer costs within its financial statements until that time. Organizational issuer costs, such as expenses associated with the formation of the Company and its board of directors are expensed and other issuer costs related to the Offering are recorded as an offset to additional paid-in capital. From inception to December 31, 2010, issuer costs incurred by the Advisor on the Company’s behalf totaled $7.1 million, of which approximately $337,000 related to organizational issuer costs.

Income Taxes

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company’s management believes that it operates in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2010 and 2009 in the accompanying consolidated financial statements.  Income tax expense recorded by the Company is primarily comprised of a provision for British and Luxembourg income taxes, which is discussed below.

In connection with the operation of the Brindleyplace Project, the Company has recorded a provision for British and Luxembourg income taxes of approximately $657,000 for the year ended December 31, 2010, in accordance with tax laws and regulations. As of December 31, 2010, the Company had no tax credits, or net operating loss carry-forwards.

Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities of the taxpayer for financial reporting purposes and the amounts used for income tax purposes.  As of December 31, 2010, the Company had recorded a deferred tax liability of approximately $104,000 related to fixed and intangible assets, which was included in other liabilities in the accompanying consolidated balance sheet.

Redemption of Common Stock

The Company complies with FASB ASC 480 "Distinguishing Liabilities from Equity," which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  Management believes that shares tendered for redemption by the holder under the Company’s share redemption program do not represent a mandatory obligation until such redemptions are approved.  When approved, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded a liability of approximately $593,000 in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2010 related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity.

Per Share Data

Net loss per common share is calculated by dividing the net loss attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, “Disclosures of Supplementary Pro Forma Information for Business Combinations,” which clarifies that an entity should disclose revenue and earnings of the combined entity as though the business combination occurred during the current year as of the beginning of the comparable prior annual reporting period only.  The update also expands disclosures on the supplemental pro forma.  The update is effective for us beginning January 1, 2011; however, early adoption is permitted.  We adopted this update as of December 31, 2010, and its adoption resulted in the disclosures included in Note 3.

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

3. INVESTMENT PROPERTY

The Company makes real estate investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities. The table below provides information regarding the properties in which the Company owned interests as of December 31, 2010:

Direct Investments
Property	Location	Date Acquired	Leasable Square Feet (unaudited)	Percent Leased (unaudited)		Remaining Lease Term (1)	Effective Ownership (2)
17600 Gillette	Irvine, California	6/2010	98,925	100%		5.8	100%
Hock Plaza	Durham, North Carolina	9/2010	327,160	99%		8.9	100%
Southpark	Austin, Texas	10/2010	372,125	94%		3.1	100%
Fifty South Sixth	Minneapolis, Minnesota	11/2010	698,783	94%		7.0	100%
Total for Directly-Owned Properties			1,496,993	96%

Indirect Investments
Brindleyplace Project	Birmingham, England	7/2010	560,207	99%		7.9	60%
Total for Indirectly-Owned Properties			560,207	99%
Total for All Properties			2,057,200	97%	(3)

(1) The weighted average remaining lease term in years for each property as of the date of acquisition.

(2) This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2010, the Company owned a 99.9% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.1% interest in the Operating Partnership.

(3) This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 96%.

Investment property consisted of the following amounts as of December 31, 2010 (in thousands):

December 31, 2010
Buildings and improvements	$443,592
Less: accumulated depreciation	(3,893)
Buildings and improvements, net	439,699
Land	9,330
Investment property, net	$449,029

As of December 31, 2010, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place Leases	Lease Assets	Lease Liabilities
Cost	$139,561	$34,000	$(6,674)
Less: accumulated amortization	(11,241)	(1,284)	748
Net	$128,320	$32,716	$(5,926)

Amortization expense of in-place leases was $12.1 million for the year ended December 31, 2010.  Amortization of out-of-market leases was a decrease to rental revenue of approximately $492,000 for the year ended December 31, 2010.

Anticipated amortization of in-place leases and out-of-market leases, net, for the each of the years ending December 31, 2011 through December 31, 2015 are as follows (in thousands):

	In-Place	Out-of-Market
	Leases	Leases, Net
2011	$26,997	$2,263
2012	18,086	2,871
2013	15,745	2,812
2014	13,894	2,780
2015	12,025	2,902

        Leases

The company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2010, the approximate fixed future minimum rentals for each of the years ending December 31, 2011 through 2015 and thereafter were as follows (in thousands):

Fixed Future Minimum Rentals
2011	$49,128
2012	42,787
2013	40,705
2014	38,739
2015	36,968
Thereafter	167,531
Total	$375,858

Of the Company’s total rental revenue for the year ended December 31, 2010, approximately 12% was earned from a tenant in the telecom industry, whose lease expires in 2012 and approximately 10% was earned from a tenant in the accounting industry who has leases that expire in 2016 and 2024.

The Company leases space from a tenant in the Brindleyplace Project through a non-cancellable lease agreement which expires on December 24, 2028.  The Company expects to make annual payments of approximately £235,000 ($364,000 assuming a rate of $1.55 per GBP) pursuant to the lease, which will be recorded to rental expense in its consolidated statement of operations. In addition, the Company subleases this space to four tenants under leases which have various expiration dates ranging from July 2015 to December 2028.  The Company expects to receive payments of approximately £234,000 ($363,000 assuming a rate of $1.55 per GBP) per year under these leases.

Recent Acquisitions

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property as follows (in thousands):

	17600 Gillette	Brindleyplace Project (1)	Hock Plaza	Southpark	Fifty South Sixth
Buildings and improvements	$7,250	$207,592	$69,704	$20,507	$134,262
Land	2,800	-	1,220	3,920	1,390
In-place lease intangibles	4,420	70,922	18,790	5,870	38,900
Out-of-market lease intangibles, net	5,880	3,959	5,350	1,610	10,440
Discount (premium) related to assumed mortgage loan	-	-	2,869	(720)	-
Total	$20,350	$282,473	$97,933	$31,187	$184,992

(1) These amounts were translated from GBP to U.S. dollars at a rate of $1.52 per GBP, based on the exchange rate in effect on the date of acquisition.

The amounts of revenues and net income (loss) included in the Company’s consolidated statements of operations for the year ended December 31, 2010 related to the operations of investment properties acquired during the year ended December 31, 2010, are as follows (in thousands):

	17600 Gillette	Brindleyplace Project	Hock Plaza	Southpark	Fifty South Sixth
Revenue	$1,213	$15,741	$3,251	$681	$3,988
Net Income (loss)	$(1)	$(18,817)	$(868)	$(607)	$2,421

The following consolidated pro forma information is presented assuming the Company acquired the properties listed above on January 1, 2009 (in thousands). This information is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2009 nor does it purport to represent its future operations:

		Pro forma
		Year Ended December 31,
		2010	2009
17600 Gillette	Revenue	$2,149	$2,149
	Net income	$335	$335

Brindleyplace Project	Revenue	$32,279	$32,279
	Net loss	$(8,943)	$(8,978)

Hock Plaza	Revenue	$10,317	$10,317
	Net loss	$(2,066)	$(2,066)

Southpark	Revenue	$3,357	$3,357
	Net loss	$(2,331)	$(2,331)

Fifty South Sixth	Revenue	$25,098	$25,098
	Net income (loss)	$1,719	$(1,046)

Total	Revenue	$73,200	$73,200
	Net loss	$(11,286)	$(14,086)

4. DEBT FINANCING

The following table includes all of the Company’s outstanding notes payable as of December 31, 2010 and December 31, 2009 (in thousands, except interest rates):

	Origination or			Principal Outstanding
	Assumption	Maturity	Interest	at December 31
Description	Date	Date	Rate	2010		2009
SECURED MORTGAGE DEBT
Brindleyplace Project	07/01/10	07/07/15	(2)	$187,296	(1)	$-
Hock Plaza	09/08/10	12/06/15	5.58%	77,303		-
Southpark	10/19/10	12/06/16	5.67%	18,696		-
Fifty South Sixth	11/04/10	11/04/15	(3)	95,000		-
				$378,295		$-

(1) This amount was translated from GBP to U.S. dollars at a rate of $1.55 per GBP as of December 31, 2010.

(2) The Company entered into several interest rate swap agreements which effectively fixed the interest rate for £90.8 (approximately $140.7 million assuming a rate of $1.55 per GBP as of December 31, 2010) of this borrowing at 3.89%. The remaining principal amount is subject to a variable interest rate as described below. See Note 5- Derivative Instruments for additional information regarding the Company’s interest rate swaps.

(3) The company entered into an interest rate swap agreement which effectively fixed the interest rate of this borrowing at 3.62%. See Note 5- Derivative Instruments for additional information regarding the Company's interest rate swaps.

The Brindleyplace Project

On July 1, 2010, subsidiaries of the Brindleyplace JV entered into a secured mortgage facility agreement in the aggregate amount of £121.1 million ($183.7 million assuming a rate of $1.52 per GBP based on the exchange rate in effect on the transaction date) with Eurohypo AG (“Eurohypo”).  The loan is secured by a mortgage and related security interests in the Brindleyplace Project and includes assignments of rent, leases and permits for the benefit of Eurohypo. This loan is non-recourse to the Company.

The loan matures on July 7, 2015 and has a floating interest rate of LIBOR plus 1.60%. Interest on approximately £90.8 million ($137.7 million assuming a rate of $1.52 per GBP based on the exchange rate in effect on the transaction date) of the loan balance was fixed at closing at 3.89% through multiple 5-year interest rate swaps with Eurohypo. At December 31, 2010 the rate for the unfixed component of the loan was 2.34%. The loan requires quarterly payments of interest only and may be repaid in full prior to maturity, subject to a prepayment premium if it is repaid in the first 3 years.

Eurohypo may exercise certain rights under the loan agreements, including the right of foreclosure and the right to accelerate payment of the entire balance of the loan (including fees and the prepayment premium) upon events of default, subject to the borrowers’ ability to cure during a grace period. The events of default under the loan agreements include, among others, the insolvency of the borrowers or the Brindleyplace JV, the borrowers’ inability to meet the loan-to-value or interest coverage covenants of the facility, the borrowers’ failure to maintain insurance on the Brindleyplace Project and the failure of certain representations and warranties in the loan agreements to be true and correct in all material respects. The Company is not aware of any instances of noncompliance with covenants related to these loan agreements as of December 31, 2010.

Hock Plaza

On September 8, 2010, in connection with its acquisition of Hock Plaza, a subsidiary of the Operating Partnership entered into a loan assumption and substitution agreement whereby it assumed a first mortgage loan with an original principal amount of $80.0 million made by Bank of America, N.A., as trustee for the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-through Certificates, Series 2006-GG6, as successor by assignment to Greenwich Capital Financial Products, Inc.  The loan requires monthly payments of interest only until January 2011, with monthly payments of principal and interest due thereafter. The loan has a fixed interest rate of 5.58%, matures in December 2015 and is secured by a first priority lien on Hock Plaza and assignments of all personal property including its leases and rents. The loan documents permit prepayment, subject in certain instances to the payment of a prepayment premium. The loan documents contain customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens. This loan is non-recourse to the Company.  The Operating Partnership has provided a customary guaranty of certain of the loan obligations. If an event of default has not been cured and is continuing, the lender may declare that the principal and any unpaid interest are immediately due and payable.  The Company is not aware of any instances of noncompliance with covenants related to these loan agreements as of December 31, 2010. At the time of acquisition, the fair value of this note was estimated to be $77.1 million, resulting in a discount of $2.9 million, which is being amortized into interest expense over the term of the note.

Southpark

On October 19, 2010, in connection with its acquisition of Southpark, a subsidiary of the Operating Partnership entered into a loan assumption and substitution agreement whereby it assumed a first mortgage loan with an original principal amount of $18.0 million made by Greenwich Capital Financial Products, Inc.  The loan requires monthly payments of interest only. The loan has a fixed interest rate of 5.67%, matures in December 2016 and is secured by a first priority lien on Southpark and assignments of all personal property including its leases and rents. The loan documents permit prepayment, subject in certain instances to the payment of a prepayment premium. The loan documents contain customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens. This loan is non-recourse to the Company.  If an event of default has not been cured and is continuing, the lender may declare that the principal and any unpaid interest are immediately due and payable. The Company is not aware of any instances of noncompliance with covenants related to these loan agreements as of December 31, 2010. At the time of acquisition, the fair value of this note was estimated to be $18.7 million, resulting in a premium of approximately $720,000, which is being amortized into interest expense over the term of the note.

Fifty South Sixth

On November 4, 2010, in connection with its acquisition of Fifty South Sixth, a subsidiary of the Operating Partnership entered into a first mortgage loan agreement with a principal amount of $95.0 million, made by PB Capital Corporation.  The loan requires monthly payments of interest only and has a variable interest rate. However, the interest rate was effectively fixed at 3.62% through a five-year interest rate swap agreement, which the Company entered into with PB Capital Corporation.

The initial maturity date for the loan is November 4, 2015, and the Company has the option to extend the term for two additional one-year periods. The loan is secured by a first priority lien on Fifty South Sixth and assignments of all the personal property including its leases and rents. The loan documents permit prepayment, subject in certain instances to a prepayment fee. The loan documents contain customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens. This loan is non-recourse with standard carve-outs to the Company. If an event of default has not been cured and is continuing, the lender may declare that the principal and any unpaid interest are immediately due and payable. The Company is not aware of any instances of noncompliance with covenants related to these loan agreements as of December 31, 2010.

Principal Payments on Notes Payable

The Company is required to make principal payments on its outstanding notes payable as follows for each of the years ending December 31, 2011 through December 31, 2015 and for the period thereafter (in thousands):

	Payments due by Year
Notes Payable	2011	2012	2013	2014	2015	Thereafter
Principal payments	$999	$1,044	$1,118	$1,182	$262,953	$113,000

5. DERIVATIVE INSTRUMENTS

During the year ended December 31, 2010, the Company entered into five interest rate swap contracts with Eurohypo and one interest rate swap contract with PB Capital Corporation.  These swap contracts were entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings. These swaps effectively fixed the interest rates on each of the loans to which they relate. The Company has not designated any of these contracts as cash flow hedges for accounting purposes.

The tables below provide additional information regarding each of the Company’s interest rate swap contracts.  The notional amounts reported are in USD and, with respect to the first five contracts listed below, have been converted from GBP, at a rate of $1.55 per GBP as of December 31, 2010 (in thousands):

Effective Date	Expiration Date	Notional Amount	Interest Rate Received	Interest Rate Paid
July 7, 2010	July 7, 2015	$22,568	LIBOR + 1.60%	3.89%
July 7, 2010	July 7, 2015	$43,323	LIBOR + 1.60%	3.89%
July 7, 2010	July 7, 2015	$20,150	LIBOR + 1.60%	3.89%
July 7, 2010	July 7, 2015	$34,759	LIBOR + 1.60%	3.89%
July 7, 2010	July 7, 2015	$19,936	LIBOR + 1.60%	3.89%
November 4, 2010	November 4, 2015	$95,000	Variable (1)	3.62%

	Asset (Liability) Derivatives Fair Value
Derivatives not designated as hedging instruments for accounting purposes:	December 31, 2010	December 31, 2009
Interest rate swap contracts- Asset	$2,765	$-
Interest rate swap contracts- Liability	(38)	-
Total derivatives, net	$2,727	$-

	Year Ended December 31,		Period from December 10, 2008 (date of inception)
	2010	2009	through December 31, 2008
Gain on interest rate swap contracts, net (2)	$2,800	$-	$-
Total	$2,800	$-	$-

(1) The variable interest rate will be based on LIBOR or one of the following, the higher of: (i) the Federal Funds Rate plus 0.5% or (ii) the Prime Rate plus a margin of 2.25%.  The variable rate floor for all options is 3.62%.

(2) Amounts represent the gain on interest rate swaps due to changes in fair value and are recorded in gain on interest rate swap contracts, net in the consolidated statements of operations.

6.  DISTRIBUTIONS

With the authorization of its board of directors, the Company declared distributions to its stockholders and HALP for the period from October 20, 2009 through June 30, 2011. These distributions were or will be calculated based on stockholders of record for each day in an amount equal to $0.00191781 per share, per day, which based on a purchase price of $10 per share, would equate to a 7% annualized distribution rate if it were maintained every day for a twelve-month period. Distributions for the period from October 20, 2009 through February 28, 2010 were paid on March 1, 2010.  Distributions for subsequent months have been or will be paid monthly on the first business day following the completion of each month to which they relate.  All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in its distribution reinvestment plan.

In addition, the Brindleyplace JV declared distributions in the amount of $1.6 million to Moorfield for the period from June 22, 2010 (date of the Brindleyplace JV inception) through December 31, 2010, related to the operations of the Brindleyplace Project.  The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interest holders (HALP and Moorfield) for each of the quarters during 2010 and 2009, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands):

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2010
December 31, 2010	$2,806	$3,386	$6,192	$794
September 30, 2010	1,860	2,303	4,163	812
June 30, 2010	977	1,368	2,345	4
March 31, 2010	395	602	997	4
Total	$6,038	$7,659	$13,697	$1,614

2009
December 31, 2009*	$105	$152	$257	$3
Total	$105	$152	$257	$3

*Distributions were declared for the period from October 20, 2009 - December 31, 2009.

7.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the years ended December 31, 2010 and 2009 and for the period from December 10, 2008 (date of inception) through December 31, 2008 and amounts unpaid as of December 31, 2010, 2009 and 2008 (in thousands):

	Incurred During the Year Ended December 31,			Unpaid as of December 31,
Type and Recipient	2010	2009	2008 (2)	2010	2009
Selling Commissions- Dealer Manager	$27,255	$2,405	$-	$663	$5
Dealer Manager Fee- Dealer Manager	$9,326	$817	$-	116	302
Issuer Costs- the Advisor	$3,505	$3,550	$-	826	2,051
Acquisition Fee- the Advisor	$9,980	$-	$-	-	-
Asset Management Fee- the Advisor	$1,256	$-	$-	292	-
Debt Financing Fee- the Advisor	$3,032	$-	$-	-	-
Other (1) - the Advisor	$1,022	$228	$-	202	169
Property Management Fee- Hines	$211	$-	$-	17	-
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	$482	$-	$-	51	-
Due to Affiliates				$2,167	$2,527

(1) Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

(2) For the period from December 10, 2008 (date of inception) through December 31, 2008.

Dealer Manager Agreement

The Dealer Manager receives a selling commission of up to 7.5% of gross offering proceeds and a dealer manager fee of up to 2.5% of gross offering proceeds, both of which are recorded as an offset to additional paid-in-capital in the Company’s financial statements. Pursuant to separately negotiated agreements, the Dealer Manager may reallow up to 7.0% of gross proceeds as a selling commission and up to 1.5% of gross proceeds from its dealer manager fee as a marketing fee to broker-dealers participating in the Offering. The Dealer Manager may also pay to broker-dealers up to an additional 1.0% of the gross offering proceeds as reimbursements for distribution and marketing-related costs and expenses. No selling commissions or dealer manager fees will be paid for sales under the Company’s distribution reinvestment plan.

Advisory Agreement

Pursuant to the Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:

Acquisition Fee – The Advisor receives an acquisition fee equal to 2.0% of (i) the purchase price of each real estate investment the Company acquires or originates, including any debt attributable to such investments or the principal amounts of any loans originated directly by the Company and (ii) with respect to indirect investments through another entity, such entity’s pro rata share of the gross asset value of all real estate investments held by such entity.

Financing Fee – The Advisor also receives a debt financing fee equal to 1% of (i) the amount obtained, assumed or made available to the Company under any loan or line of credit and (ii) the Company’s pro rata share of any amount obtained, assumed or made available under any loan or line of credit to any of its joint ventures. These fees will be deferred and amortized into interest expense using the straight-line method, which approximates the effective interest method, over the life of the related debt.

Asset Management Fee – The Advisor receives an asset management fee equal to 0.125% per month of the net equity capital invested by the Company in real estate investments as of the end of each month.

Disposition Fee – The Advisor or its affiliates also will be paid a disposition fee of 1.0% of the sales price of any real estate investments sold or 1.0% of the Company’s pro rata share of the sales price with respect to the Company’s indirect investments. In addition, the Advisor or its affiliates may receive Special OP Units, which, if issued, will entitle them to receive distributions in an amount equal to 15% of distributions, including from sales of real estate investments, refinancings and other sources, but only after the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus an 8.0% cumulative, non-compounded annual pre-tax return on such invested capital.

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

The Company reimburses the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2% of its average invested assets, or (B) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified.

In addition, as described in Note 2 – Summary of Significant Accounting Policies – Issuer Costs, the Company reimburses the Advisor for any issuer costs paid on its behalf. However, the total compensation related to issuer costs, selling commissions and dealer manager fees may not exceed 15% of gross proceeds from the Offering.

Property Management and Leasing Agreements

The Company pays Hines fees for the management and leasing of some of its properties. Property management fees are equal to a market-based percentage of the gross revenues of the properties managed by Hines or the amount of property management fees recoverable from tenants of the properties managed by Hines under their leases. In addition, if Hines provides leasing services with respect to a property, the Company will pay Hines leasing fees which are usual and customary for that type of property in that geographic area. The Company generally will be required to reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs will be the cost of personnel and overhead expenses related to such personnel located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreement.

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

Other Affiliate Transactions

The Company receives rent under a lease of parking space with an affiliate of Hines at the Brindleyplace Project.  Under this agreement, during the period from June 22, 2010 (date of the Brindleyplace JV inception) through December 31, 2010, the Company recorded rental revenues of approximately £510,000 ($798,000 based on an exchange rate of $1.57 per GBP using the weighted average exchange rate that was in effect during the period) and recorded a receivable of approximately £226,000 ($350,000 based on the exchange rate of $1.55 per GBP as of December 31, 2010), which is recorded in tenant and other receivables.

8.  NONCONTROLLING INTERESTS

On July 7, 2010, the Brindleyplace JV issued approximately 306,000 of its capital shares to Moorfield as a result of its contribution of approximately £306,000 (approximately $464,000 based on the exchange rate of $1.52 per GBP in effect as of the date of contribution). Additionally, the Brindleyplace JV issued 29.3 million Series B Convertible Preferred Equity Certificates (“CPEC”) to Moorfield as a result of their £29.3 million contribution ($44.5 million based on the exchange rate of $1.52 per GBP in effect as of the date of contribution). Each CPEC is convertible into one capital share of the Brindleyplace JV at anytime. The CPECs may be redeemed at the option of the Brindleyplace JV any time prior to the earlier of the liquidation of the Brindleyplace Project or their expiration on July 7, 2059. If redeemed, they will be redeemed at a price of £1 per CPEC, plus any accrued and unpaid distributions thereon. However, the Brindleyplace JV may elect to satisfy any redemption request through the issuance of one capital share per CPEC.

Distributions are declared and paid quarterly based on the distributable income of the Brindleyplace Project and payment of the distributions will be subject to the approval of the board of directors of the Brindleyplace JV. Each CPEC may also be converted into one capital share of the Brindleyplace JV at any time.  The holders of the CPECs are not entitled to any voting rights. During the year ended December 31, 2010, the Brindleyplace JV declared $1.6 million of preferred dividends to Moorfield related to the CPECs. This amount was recorded in net loss attributable to noncontrolling interests in the accompanying statement of operations and comprehensive loss which partially offsets the $7.5 million of net loss that was allocated to Moorfield during the year related to the results of operations of the Brindleyplace JV.

9.  FAIR VALUE MEASUREMENTS

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

Derivative Instruments

As indicated in Note 5 – Derivative Instruments, the Company entered into several interest rate swap contracts with Eurohypo in July 2010 and one interest rate swap contract with PB Capital Corporation in November 2010.  Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Eurohypo and PB Capital Corporation. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table sets forth the Company’s financial liabilities measured at fair value on a recurring basis, which equal book value, by level within the fair value hierarchy as of December 31, 2010.  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the consolidated balance sheet. The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes.

		Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	Fair Value of Assets
Description	(Liabilities)
Interest rate swap contracts, net	$2,727	$-	$2,727	$-

Other Items

Other Financial Instruments

As of December 31, 2010, the Company estimated that the book values of its notes payable approximate their fair values, as all such notes were entered into recently. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, distributions receivable, tenant and other receivables, accounts payable and accrued expenses, other liabilities and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

10. REPORTABLE SEGMENTS

The Segment Reporting Topic of the FASB ASC establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has three reportable segments: 1) domestic office properties, 2) a domestic industrial property and 3) an international mixed-use property. The domestic office properties segment consists of three office properties that the Company owns directly, the domestic industrial property segment consists of one industrial property that the Company owns directly and the international mixed-use property segment consists of the Brindleyplace Project, which the Company owns indirectly through its investment in the Brindleyplace JV.

The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net loss, as applicable. "Corporate-Level Accounts" includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts are in thousands).

	Year Ended December 31,		Period from December 10, 2008 (date of inception) through December 31, 2008
	2010	2009
Total Revenue
Domestic office properties	$8,451	$-	$-
Domestic industrial property	681	-	-
International mixed-use property	15,742	-	-
Total Revenue	$24,874	$-	$-

Net Operating Income (1)
Domestic office properties (1)	$5,126	$-	$-
Domestic industrial property (1)	414	-	-
International mixed-use property (1)	10,939	-	-
Total Segment Net Operating Income	$16,479	$-	$-

Total Assets
Domestic office properties	$308,354	$-	$-
Domestic industrial property	32,483	-	-
International mixed-use property	296,805	-	-
Corporate-level accounts	138,042	28,481	-
Total Assets	$775,684	$28,481	$-

	Year Ended December 31,		Period from December 10, 2008 (date of inception) through December 31, 2008
	2010	2009
Reconciliation to net loss
Total segment net operating income	$16,479	$-	$-
Depreciation and amortization	(16,029)	-	-
Acquisition related expenses	(15,678)	-	-
Organizational expenses	-	(337)	-
Asset management and acquisition fees	(11,236)	-	-
General and administrative expenses	(1,866)	(228)	-
Gain on interest rate swap contracts	2,800	-	-
Other gains	39	-	-
Interest expense	(6,035)	-	-
Interest income	110	3	-
Net loss	$(31,416)	$(562)	$-

(1) Revenues less property operating expenses, real property taxes, property management fees and income taxes.

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2010, 2009 and the period from December 10, 2008 (date of inception) to December 31, 2008 (in thousands):

	2010	2009	Period from December 10, 2008 (date of inception) through December 31, 2008
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4,833	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental Schedule of Non-Cash Activities
Unpaid selling commissions and dealer manager fees	$779	$307	$-
Unpaid deferred issuer costs	$826	$1,713	$-
Distributions declared and unpaid	$3,231	$260	$-
Other receivables	$1,193	$311	$-
Distributions reinvested	$6,543	$-	$-
Non-cash net liabilities acquired	$12,004	$-	$-
Assumption of mortgages upon acquisition of properties	$95,851	$-	$-
Shares tendered for redemption	$593	$-	$-

12. COMMITMENTS AND CONTINGENCIES

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

13.  SUBSEQUENT EVENTS

Stonecutter Court

On March 11, 2011, Hines Global REIT Holdco Sárl, a wholly-owned subsidiary of the Operating Partnership, acquired all of the share capital of Sofina Properties Limited ("Sofina"), for the sole purpose of acquiring Stonecutter Court, a core office building with two adjacent, ancillary buildings located in London, United Kingdom. The Seller, Shalati Investments Limited, is not affiliated with the Company.

Stonecutter Court was constructed in 1995 and consists of 152,829 square feet of rentable area that is 100% leased to three tenants.  An auditing, consulting, financial advisory, risk management and tax services company, leases approximately 140,000 square feet or 92% of Stonecutter Court's net rentable area, under a lease that expires in April 2019. The annual base rent under the lease is currently £6.2 million ($10.0 million assuming a rate of $1.61 per GBP based on the closing date), but is subject to a rent review in November 2015. In the United Kingdom, a landlord has the right in accordance with the lease to review the rent at various intervals throughout the lease. The new rental rate is determined through this rent review process and will be the greater of the amount payable (excluding any rental abatements) immediately prior to the review date or the open market rent as agreed by both parties. The remaining space is leased to two tenants, neither of which individually leases more than 10% of the rentable area of the complex.

The net purchase price for Stonecutter Court was £90.9 million ($146.3 million assuming a rate of $1.61 per GBP based on the closing date), exclusive of transaction costs, financing fees and working capital reserves. As a condition to closing, the Company assumed and immediately retired Sofina's existing long-term debt and other liabilities of £89.9 million ($144.7 million assuming a rate of $1.61 per GBP based on the closing date). The Company funded the acquisition using proceeds from its current public offering along with £57.0 million ($91.8 million assuming a rate of $1.61 per GBP based on the closing date) of debt financing.

On March 11, 2011, Sofina entered into a secured facility agreement with Landesbank Baden-Württemberg (“LBBW”), whereby LBBW agrees to make available to Sofina an amount not to exceed the lesser of (i) 65% of the value of Stonecutter Court or (ii) £57.0 million ($91.8 million assuming a rate of $1.61 per GBP based on the closing date). LBBW is not affiliated with Hines Global or its affiliates. Pursuant to the loan documents, the loan is secured by a mortgage and related security interests in Stonecutter Court and is non-recourse with respect to the Company. The loan documents also included assignments of rent, leases and permits for the benefit of LBBW. On March 11, 2011, the Company's wholly-owned subsidiary drew down £57.0 million ($91.8 million assuming a rate of $1.61 per GBP based on the closing date) under the facility.

The loan matures on March 11, 2016, with the option to extend the maturity date by one year, and has a floating interest rate of LIBOR plus 2.08%.  The 2.08% margin is subject to a 0.10% decrease or increase per annum depending on whether LBBW has taken the loan into coverage in accordance with the German Covered Bond Act. However, the floating portion of the interest rate was effectively fixed at 2.71% through a five-year interest rate swap agreement, which Sofina entered into with LBBW. The loan further provides for quarterly installments for the repayment of principal of £313,500 ($504,735 assuming a rate of $1.61 per GBP).  Principal and interest payments are due quarterly beginning on April 15, 2011 through maturity.  The loan may be repaid in full prior to maturity, subject to a prepayment premium if it is repaid in the first four years, and is prepayable at par thereafter.

Declaration of Distributions

On March 23, 2011, with the authorization of its board of directors, the Company declared distributions for the months of April 2011 through June 2011. These distributions will be calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day and will be paid monthly in cash or reinvested in stock for those participating in our distribution reinvestment plan. Payments will occur on the first business day following the completion of each month to which they relate.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2010 and 2009 (in thousands except per share amounts):

					Year Ended
	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010
Revenues	$-	$134	$7,871	$16,869	$24,874
Net (income) loss attributable to noncontrolling interests	$2	$827	$7,539	$(2,417)	$5,951
Net loss attributable to common stockholders	$(393)	$(2,488)	$(18,016)	$(4,568)	$(25,465)
Loss per common share: basic and diluted	$(0.07)	$(0.18)	$(0.76)	$(0.13)	$(1.30)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2009:
					Year Ended
	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	December 31, 2009
Revenues	$-	$-	$-	$-	$-
Net loss attributable to noncontrolling interests	$-	$-	$53	$101	$154
Net loss attributable to common stockholders	$-	$-	$(3)	$(405)	$(408)
Loss per common share: basic and diluted	$-	$-	$(2.52)	$(0.30)	$(1.19)

*****

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2010 was based on the framework for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2010, our system of internal control over financial reporting was effective at the reasonable assurance level.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street and Consumer Protection Act, which exempts non-accelerated filers from the auditor attestation requirement of section 404 (b) of the Sarbanes-Oxley Act.

March 30, 2011

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than May 2, 2011.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than May 2, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than May 2, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than May 2, 2011.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than May 2, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

Hines Global REIT, Inc.
Consolidated Financial Statements — as of December 31, 2010 and 2009 and for the Years Ended December 31, 2010, 2009 and for the Period from December 10, 2008 (date of inception) through December 31, 2008

Report of Independent Registered Public Accounting Firm	55
Audited Consolidated Financial Statements
Consolidated Balance Sheets	56
Consolidated Statements of Operations and Comprehensive Loss	57
Consolidated Statements of Equity	58
Consolidated Statements of Cash Flows	59
Notes to Consolidated Financial Statements	60

(2) Financial Statement Schedules

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 80 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 82 for a list of all exhibits filed as a part of this report.

* * * * * *

Schedule III -- Real Estate Assets and Accumulated Depreciation
December 31, 2010

			Initial Cost					Gross Amount at Which Carried at 12/31/2010
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition		Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed (b)
(In thousands)
17600 Gillette	Irvine, California	$-	$2,800	$7,250	$10,050	$-		$2,800	$7,250	$10,050	$(102)	1977	June - 10	0 to 40 years
The Brindleyplace Project (c)	Birmingham, United Kingdom	187,296	-	207,592	207,592	4,277	(e)	-	211,869	211,869	(2,581)	1997-2000 (d)	July - 10	0 to 40 years
Hock Plaza	Durham, North Carolina	77,303	1,220	69,704	70,924	-		1,220	69,704	70,924	(549)	2004	September - 10	0 to 40 years
Southpark	Austin, Texas	18,696	3,920	20,507	24,427	-		3,920	20,507	24,427	(128)	2001	October - 10	0 to 40 years
Fifty South Sixth	Minneapolis, Minnesota	95,000	1,390	134,262	135,652	-		1,390	134,262	135,652	(533)	2001	November - 10	0 to 40 years
		$378,295	$9,330	$439,315	$448,645	$4,277		$9,330	$443,592	$452,922	$(3,893)

(a) Assets consist of institutional-quality office properties and industrial/distribution facilities.

(b) Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant inducements and lease intangibles are amortized over the respective lease term. Building improvements are depreciated over 5-25 years and buildings are depreciated over 40 years.

(c) Components of initial cost for this property were converted from GBP to USD using $1.52, the currency exchange rate as of the date of acquisition.

(d) The Brindleyplace Projects consists of five office buildings, including ground-floor retail, restaurant and theatre space, and a 903-space multi-story parking garage constructed from 1997 - 2000.

(e) Includes the effect of changes in the USD – GBP exchange rate between the date of acquisition and December 31, 2010.

The changes in total real estate assets for the years ended December 31, (in thousands):

	2010	2009
Gross real estate assets
Balance, beginning of period	$-	-
Additions during the period:
Acquisitions	448,645	-
Effect of changes in foreign currency exchange rates	4,277	-
Ending Balance	$452,922	$-

Accumulated Depreciation
Balance, beginning of period	$-	$-
Depreciation	(3,924)	-
Effect of changes in foreign currency exchange rates	31	-
Ending Balance	$(3,893)	$-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES GLOBAL REIT, INC.
(registrant)

March 30, 2011	By:	/s/ Charles N. Hazen
Charles N. Hazen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2011.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 30, 2011
Jeffrey C. Hines

s/ Charles N. Hazen	President and Chief Executive Officer	March 30, 2011
Charles N. Hazen	(Principal Executive Officer)

/s/ Sherri W. Schugart	Chief Financial Officer	March 30, 2011
Sherri W. Schugart	(Principal Financial Officer)

/s/ Ryan T. Sims	Chief Accounting Officer	March 30, 2011
Ryan T. Sims	(Principal Accounting Officer)

/s/ Charles M. Baughn	Director	March 30, 2011
Charles M. Baughn

/s/ Jack L. Farley	Director	March 30, 2011
Jack L. Farley

/s/ C. Hastings Johnson	Director	March 30, 2011
C. Hastings Johnson

/s/ Thomas L. Mitchell	Director	March 30, 2011
Thomas L. Mitchell

/s/ John S. Moody	Director	March 30, 2011
John S. Moody

/s/ Peter Shaper	Director	March 30, 2011
Peter Shaper

INDEX TO EXHIBITS

Exhibit
No.	Description
1.1
Dealer Manager Agreement, dated as of August 3, 2009, by and between Hines Global REIT, Inc. and Hines Real Estate Investments, Inc. (filed as Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 filed by the Registrant on January 15, 2009, as amended on March 18, 2009, June 16, 2009 and August 3, 2009 (File no. 333-156742) (the “Registration Statement”) on August 3, 2009 and incorporated herein by reference.)

1.2	Form of Selected Dealer Agreement (filed as Exhibit 1.2 to Pre-Effective Amendment No. 3 to the Registration Statement on August 3, 2009 and incorporated herein by reference.)
1.3
Selected Dealer Agreement, dated May 19, 2010, by and among Hines Global REIT, Inc., Hines Real Estate Investments, Inc., Hines Global REIT Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K on May 25, 2010, and incorporated by reference herein.)

1.4
Selected Dealer Agreement, dated September 28, 2010, by and among Hines Global REIT, Inc., Hines Real Estate Investments, Inc., Hines Global REIT Advisors LP and Securities America, Inc. (filed as Exhibit 1.4 to Post-Effective Amendment No. 3 to the Registration Statement on December 1, 2010 and incorporated herein by reference.)

3.1
Articles of Amendment and Restatement of Hines Global REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on August 3, 2009 and incorporated herein by reference.)

3.2	Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on March 18, 2009 and incorporated herein by reference.)
4.1	Form of Subscription Agreement (included in the Prospectus as Appendix B)
4.2	Hines Global REIT, Inc. Distribution Reinvestment Plan (included in the Prospectus as Appendix C)
5.1	Opinion of Venable LLP, dated August 3, 2009 (filed as Exhibit 5.1 to Pre-Effective Amendment No. 3 to the Registration Statement on August 3, 2009 and incorporated herein by reference.)
8.1
Opinion of Greenberg Traurig, LLP as to tax matters, dated August 3, 2009 (filed as Exhibit 8.1 to Pre-Effective Amendment No. 3 to the Registration Statement on August 3, 2009 and incorporated herein by reference.)

10.1
Agreement of Limited Partnership of Hines Global REIT Properties LP, dated as of August 3, 2009 (filed as Exhibit 10.1 to Pre-Effective Amendment No. 3 to the Registration Statement on August 3, 2009 and incorporated herein by reference.)

10.2
Advisory Agreement, dated as of August 3, 2009, among Hines Global REIT Advisors LP, Hines Global REIT Properties LP and Hines Global REIT, Inc. (filed as Exhibit 10.2 to Pre-Effective Amendment No. 3 to the Registration Statement on August 3, 2009 and incorporated herein by reference.)

10.3
Escrow Agreement, dated as of August 3, 2009, by and among Hines Real Estate Investments, Inc., Hines Global REIT, Inc. and UMB Bank, N.A. (filed as Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Registration Statement on August 3, 2009 and incorporated herein by reference.)

10.4
Form of Indemnification Agreement entered into between Hines Global REIT, Inc. and each of the following persons as of August 3, 2009: Jeffrey C. Hines, C. Hastings Johnson, Charles M. Baughn, Jack L. Farley, Thomas L. Mitchell, John S. Moody, Peter Shaper, Charles N. Hazen, Sherri W. Schugart, Edmund A. Donaldson, Frank R. Apollo, Kevin L. McMeans and Ryan T. Sims (filed as Exhibit 10.5 to Pre-Effective Amendment No. 3 to the Registration Statement on August 3, 2009 and incorporated herein by reference.)

10.5
Purchase and Sale Agreement dated as of March 5, 2010 between Brickman Durham LLC and Hines Global REIT Properties LP (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q on May 17, 2010, and incorporated by reference herein.)

10.6
Contract of Sale and Purchase, dated as of May 13, 2010, by and between AJ Irvine Owner Corporation and Hines Global REIT Properties LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on May 19, 2010, and incorporated by reference herein.)

10.7
First Amendment to Purchase and Sale Agreement dated as of March 22, 2010 between Brickman Durham LLC and Hines Global REIT Properties LP (filed as Exhibit 99.1 to the Registrant's Quarterly Report on Form 10-Q on May 17, 2010, and incorporated by reference herein.)

10.8
Second Amendment to Purchase and Sale Agreement dated as of March 24, 2010 between Brickman Durham LLC and Hines Global REIT Properties LP (filed as Exhibit 99.2 to the Registrant's Quarterly Report on Form 10-Q on May 17, 2010, and incorporated by reference herein.)

10.9
Third Amendment to Purchase and Sale Agreement dated as of March 25, 2010 between Brickman Durham LLC and Hines Global REIT Properties LP (filed as Exhibit 99.3 to the Registrant's Quarterly Report on Form 10-Q on May 17, 2010, and incorporated by reference herein.)

10.10
Fourth Amendment to Purchase and Sale Agreement dated as of March 26, 2010 between Brickman Durham LLC and Hines Global REIT Properties LP (filed as Exhibit 99.4 to the Registrant's Quarterly Report on Form 10-Q on May 17, 2010, and incorporated by reference herein.)

10.11
Fifth Amendment to Purchase and Sale Agreement dated as of April 12, 2010 between Brickman Durham LLC and Hines Global REIT Properties LP (filed as Exhibit 99.5 to the Registrant's Quarterly Report on Form 10-Q on May 17, 2010, and incorporated by reference herein.)

Exhibit
No.	Description
10.12
Sixth Amendment to Purchase and Sale Agreement dated as of April 22, 2010 between Brickman Durham LLC and Hines Global REIT Properties LP (filed as Exhibit 99.6 to the Registrant's Quarterly Report on Form 10-Q on May 17, 2010, and incorporated by reference herein.)

10.13
Purchase and Sale Agreement and Escrow Instructions, dated as of May 24, 2010, by and between KBS Southpark Commerce Center II, LLC and Hines Global REIT Properties LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on May 28, 2010, and incorporated by reference herein.)

10.14
First Amendment to the Contract of Sale and Purchase dated as of June 2, 2010 between AJ Irvine Owner Corporation and Hines Global REIT Properties, LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on June 15, 2010, and incorporated by reference herein.)

10.15
Second Amendment to the Contract of Sale and Purchase dated as of June 4, 2010 by and between AJ Irvine Owner Corporation and Hines Global REIT Properties, LP (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on June 15, 2010, and incorporated by reference herein.)

10.16
Bill of Sale and Assignment, dated as of June 9, 2010, by and between AJ Irvine Owner Corporation and Hines Global REIT 17600 Gillette LP (filed as Exhibit 10.16 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Registration Statement on September 1, 2010, and incorporated by reference herein.)

10.17
Form of Property Management and Lease Agreement between Subsidiary of Hines Global REIT and Hines Interests Limited Partnership (Domestic Office Properties) (filed as Exhibit 10.17 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Registration Statement on September 1, 2010, and incorporated by reference herein.)

10.18
Joint Venture Agreement, dated as of July 1, 2010, by and between Hines Global REIT Properties LP and MREF II MH S.Á.R.L. (filed as Exhibit 10.18 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Registration Statement on September 1, 2010, and incorporated by reference herein.)

10.19
Agreement for Sale of Land and Buildings, dated as of July 1, 2010, by and among Brindleyplace Nominee Limited, Brindleyplace Co-Nominee Limited, Brindleyplace (Headlease) Limited and Brindleyplace (Headlease) (No 2) Limited, as the sellers, and Hines – Moorfield Brindley 100 S.Á.R.L., Hines – Moorfield Brindley 3 S.Á.R.L., Hines – Moorfield Brindley 4 S.Á.R.L., Hines – Moorfield Brindley 5 S.Á.R.L., Hines – Moorfield Brindley 6 S.Á.R.L. and Hines – Moorfield Brindley 9 S.Á.R.L., as the buyers (filed as Exhibit 10.19 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Registration Statement on September 1, 2010, and incorporated by reference herein.)

10.20
Facility Agreement, dated as of July 1, 2010, by and among Hines – Moorfield Brindley 3 S.Á.R.L., Hines – Moorfield Brindley 4 S.Á.R.L., Hines – Moorfield Brindley 5 S.Á.R.L., Hines – Moorfield Brindley 6 S.Á.R.L., Hines – Moorfield Brindley 9 S.Á.R.L. and Hines – Moorfield Brindley 100 S.Á.R.L., as borrowers, Eurohypo AG, London Branch, as lender, and Eurohypo AG, London Branch, as agent (filed as Exhibit 10.20 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Registration Statement on September 1, 2010, and incorporated by reference herein.)

10.21
Form of Brindleyplace Estate, Birmingham Property Management Agreement, entered into between subsidiaries of Hines Global REIT, Inc. and GVA Grimley Limited, each dated as of July 7, 2010 (filed as Exhibit 10.21 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Registration Statement on September 1, 2010, and incorporated by reference herein.)

10.22
Asset Management Agreement, dated as of July 7, 2010, by and among Hines – Moorfield Brindley 3 S.Á.R.L., Hines – Moorfield Brindley 4 S.Á.R.L., Hines – Moorfield Brindley 5 S.Á.R.L., Hines – Moorfield Brindley 6 S.Á.R.L., Hines – Moorfield Brindley 9 S.Á.R.L. and Hines – Moorfield Brindley 100 S.Á.R.L. and Argent Estates Limited (filed as Exhibit 10.22 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Registration Statement on September 1, 2010, and incorporated by reference herein.)

10.23
Seventh Amendment to Purchase and Sale Agreement dated as of August 27, 2010, between Brickman Durham LLC and Hines Global REIT Properties LP (filed as Exhibit 10.23 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Registration Statement on September 1, 2010, and incorporated by reference herein.)

10.24
Purchase and Sale Agreement, dated as of September 24, 2010, by and between KanAm Grund Kapitalanlagegesellschaft mbH, for the benefit of KanAm US-grundinvest Fonds, and Hines Global 50 South Sixth LLC (filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K on September 27, 2010 and is incorporated by reference herein).

10.25
Loan Assumption and Substitution Agreement, dated as of September 8, 2010, by and among Hines Global REIT Hock Plaza I LLC, Hines Global REIT Properties LP, Brickman Durham LLC, and Bruce S. Brickman, Kathleen Corton, and Roderick O’Connor in favor of Bank of America, N.A., as trustee for the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 2006-GG6 (filed as Exhibit 10.9 to the Registrant's Current Report on Form 8-K/A on November 12, 2010 and is incorporated by reference herein.)

Exhibit
No.	Description
10.26
Loan Agreement, dated as of November 17, 2005, between Brickman Durham LLC and Greenwich Capital Financial Products, Inc. (filed as Exhibit 10.10 to the Registrant's Current Report on Form 8-K/A on November 12, 2010 and is incorporated by reference herein.)

10.27
Promissory Note, issued by Brickman Durham LLC to Greenwich Capital Financial Products, Inc., dated as of November 17, 2005 (filed as Exhibit 10.11 to the Registrant's Current Report on Form 8-K/A on November 12, 2010 and is incorporated by reference herein.)

10.28
Note and Deed of Trust Assumption Agreement, dated as of October 19, 2010, among Bank of America, N.A., as Trustee for the Registered Holders of Greenwich Capital Commercial Funding Corp., Commercial Mortgage Trust 2007-GG9, Commercial Mortgage Pass-Through Certificates, Series 2007-GG9; KBS Southpark Commerce Center II, LLC, and Hines Global REIT Southpark Center II LP (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A on December 1, 2010 and is incorporated by reference herein.)

10.29
Loan Agreement, dated as of November 14, 2006 between KBS Southpark Commerce Center II, LLC and Greenwich Capital Financial Products, Inc. (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K/A on December 1, 2010 and is incorporated by reference herein.)

10.30
Promissory Note, issued by KBS Southpark Commerce Center II, LLC to Greenwich Capital Financial Products, Inc., dated as of October 19, 2010 (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K/A on December 1, 2010 and is incorporated by reference herein.)

10.31
Loan Agreement, dated as of November 4, 2010 by and among Hines Global REIT 50 South Sixth LLC, PB Capital Corporation (in its individual capacity and not as Administrative Agent) and PB Capital Corporation, as Administrative Agent (filed as Exhibit 10.31 to Post-Effective Amendment No. 3 to the Registration Statement on December 1, 2010 and incorporated herein by reference.)

10.32
Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing from Hines Global REIT 50 South Sixth LLC to PB Capital Corporation, dated as of November 4, 2010 (filed as Exhibit 10.32 to Post-Effective Amendment No. 3 to the Registration Statement on December 1, 2010 and incorporated herein by reference.)

21	.1*	List of Subsidiaries of Hines Global REIT, Inc.
23.4		Consent of Venable LLP (included in Exhibit 5.1)
23.5		Consent of Greenberg Traurig, LLP (included in Exhibit 8.1)
31	.1*	Certification
31	.2*	Certification
32	.1*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*		Filed herewith