Form 10-K/A
period 2010-12-31
Hines Global REIT, Inc.
filed 2011-04-28
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

Form 10-K/A
Amendment No. 1
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐     No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes☐     No☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑     No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐     No☑

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K (this “Amendment”) to amend Item 15, “Exhibits and Financial Statement Schedules,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 30, 2011 (the “Original Filing”). The Amendment is being filed solely for the purpose of amending disclosures in the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications were previously filed as Exhibits 31.1 and 31.2 to the Original Filing, but inadvertently omitted certain required language. Accordingly, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including currently dated certifications with this Amendment.

Except as described above, no other changes have been made to the Original Filing. We have not updated the disclosures contained in the Original Filing to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed:

(3) Exhibits:

The list of exhibits filed as part of this Amendment No. 1 to Form 10-K is set forth in (b) below and on the Exhibit Index attached hereto.

(b) Exhibits:

31.	1*	Certification
31.	2*	Certification
	*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES GLOBAL REIT, INC.
(registrant)

April 28, 2011	By:	/s/ Charles N. Hazen
Charles N. Hazen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of April, 2011.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	April 28, 2011
Jeffrey C. Hines

s/ Charles N. Hazen	President and Chief Executive Officer	April 28, 2011
Charles N. Hazen	(Principal Executive Officer)

/s/ Sherri W. Schugart	Chief Financial Officer	April 28, 2011
Sherri W. Schugart	(Principal Financial Officer)

/s/ Ryan T. Sims	Chief Accounting Officer	April 28, 2011
Ryan T. Sims	(Principal Accounting Officer)

/s/ Charles M. Baughn	Director	April 28, 2011
Charles M. Baughn

/s/ Jack L. Farley	Director	April 28, 2011
Jack L. Farley

/s/ C. Hastings Johnson	Director	April 28, 2011
C. Hastings Johnson

/s/ Thomas L. Mitchell	Director	April 28, 2011
Thomas L. Mitchell

/s/ John S. Moody	Director	April 28, 2011
John S. Moody

/s/ Peter Shaper	Director	April 28, 2011
Peter Shaper

INDEX TO EXHIBITS

Exhibit
No.	Description
31	.1*	Certification
31	.2*	Certification
*		Filed herewith