Form 10-Q
period 2011-03-31
Hines Global REIT, Inc.
filed 2011-05-16
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Yes ☐   No ☒

As of May 10, 2011, approximately 60.3 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Removed and Reserved	27
Item 5.	Other Information	27
Item 6.	Exhibits	27

SIGNATURES
Certification
Certification
Certification of CEO & CFO pursuant to Section 906

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2011	December 31, 2010
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$544,462	$449,029
Cash and cash equivalents	209,447	146,953
Restricted cash	2,503	348
Interest rate swap contracts	4,765	2,765
Tenant and other receivables	9,628	7,876
Intangible lease assets, net	210,130	161,036
Deferred leasing costs, net	1,577	622
Deferred financing costs, net	7,974	6,502
Other assets	1,798	553
Total Assets	$992,284	$775,684

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$19,230	$13,622
Due to affiliates	6,404	2,167
Intangible lease liabilities, net	6,186	5,926
Other liabilities	10,886	8,020
Interest rate swap contracts	104	38
Distributions payable	4,366	3,231
Notes payable	476,316	378,295
Total Liabilities	523,492	411,299

Commitments and contingencies (Note 12)	-	-

Equity:
Stockholders' equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2011 and December 31, 2010	-	-
Common stock, $.001 par value; 1,500,000 shares authorized, 54,514 and 41,287 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	54	41
Additional paid-in capital	460,196	350,561
Accumulated deficit	(33,351)	(25,873)
Accumulated other comprehensive income	2,605	1,347
Total stockholders' equity	429,504	326,076
Noncontrolling interests	39,288	38,309
Total equity	468,792	364,385
Total Liabilities and Equity	$992,284	$775,684

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2011 and 2010
(UNAUDITED)

	2011	2010
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$17,303	$-
Other revenue	1,537	-
Total revenues	18,840	-
Expenses:
Property operating expenses	4,326	-
Real property taxes	1,594	-
Property management fees	513	-
Depreciation and amortization	10,563	-
Acquisition related expenses	1,054	89
Asset management and acquisition fees	3,866	-
General and administrative	753	311
Total expenses	22,669	400
Loss before other income (expenses) and provision for income taxes	(3,829)	(400)
Other income (expenses):
Gain on interest rate swap contracts, net	1,933	-
Other gains	26	-
Interest expense	(4,656)	-
Interest income	39	6
Loss before provision for income taxes	(6,487)	(394)
Provision for income taxes	(357)	-
Net loss	(6,844)	(394)
Net (income) loss attributable to noncontrolling interests	(634)	2
Net loss attributable to common stockholders	$(7,478)	$(392)
Basic and diluted loss per common share:	$(0.16)	$(0.07)
Weighted average number of common shares outstanding	47,601	5,884

Net comprehensive income (loss):
Net loss	$(6,844)	$(394)
Other comprehensive income:
Foreign currency translation adjustment	2,587	-
Net comprehensive loss:	(4,257)	(394)
Net comprehensive (income) loss attributable to noncontrolling interests	(1,963)	2
Net comprehensive loss attributable to common stockholders	$(6,220)	$(392)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2011 and 2010
(UNAUDITED)
(In thousands)

	Hines Global REIT, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests
Balance as of January 1, 2011	41,287	$41	$350,561	$(25,873)	$1,347	$326,076	$38,309
Issuance of common shares	13,324	13	132,802	-	-	132,815	-
Distributions declared	-	-	(8,216)	-	-	(8,216)	(4)
Distributions on Convertible Preferred Equity Certificates ("CPEC")	-	-	-	-	-	-	(980)
Redemption of Common Shares	(97)	-	(1,400)	-	-	(1,400)	-
Selling commissions and dealer manager fees	-	-	(12,688)	-	-	(12,688)	-
Issuer costs	-	-	(863)	-	-	(863)	-
Net loss	-	-	-	(7,478)	-	(7,478)	634
Foreign currency translation adjustment	-	-	-	-	1,258	1,258	1,329
Balance as of March 31, 2011	54,514	$54	$460,196	$(33,351)	$2,605	$429,504	$39,288

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests
Balance as of January 1, 2010	3,276	$3	$26,012	$(408)	$-	$25,607	$33
Issuance of common shares	5,758	6	57,442	-	-	57,448	-
Distributions declared	-	-	(997)	-	-	(997)	(4)
Selling commissions and dealer manager fees	-	-	(5,593)	-	-	(5,593)	-
Issuer costs	-	-	(485)	-	-	(485)	-
Net loss	-	-	-	(392)	-	(392)	(2)
Balance as of March 31, 2010	9,034	$9	$76,379	$(800)	$-	$75,588	$27

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2011 and 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(6,844)	$(394)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	11,696	-
Other gains	36	-
Gain on interest rate swap contracts	(1,933)	-
Changes in assets and liabilities:
Change in other assets	(56)	(70)
Change in tenant and other receivables	(1,136)	(1)
Change in deferred leasing costs	(1,014)	-
Change in accounts payable and accrued expenses	3,693	156
Change in other liabilities	2,384	-
Change in due to affiliates	4,464	(86)
Net cash from operating activities	11,290	(395)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in property	(91,732)	-
Deposits on investment property	-	(5,000)
Increase in acquired lease intangibles, net	(54,916)	-
Increase in restricted cash	(2,149)	-
Net cash from investing activities	(148,797)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Escrowed investor proceeds	-	(60)
Escrowed investor proceeds liability	-	60
Proceeds from issuance of common stock	128,302	56,551
Redemption of common shares	(938)	-
Payments of issuer costs	(1,193)	(1,908)
Payment of selling commissions and dealer manager fees	(12,870)	(5,640)
Distributions paid to stockholders and noncontrolling interests	(4,070)	(310)
Proceeds from notes payable	92,009	-
Payments on notes payable	(260)	-
Decrease in security deposit liability, net	(4)	-
Deferred financing costs paid	(871)	-
Net cash from financing activities	200,105	48,693
Effect of exchange rate changes on cash	(104)	-
Net change in cash and cash equivalents	62,494	43,298
Cash and cash equivalents, beginning of period	146,953	28,168
Cash and cash equivalents, end of period	$209,447	$71,466

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011 and 2010

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2010 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of March 31, 2011 and December 31, 2010, and the results of operations and cash flows for the three months ended March 31, 2011 and 2010 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

On August 5, 2009, the Company commenced its initial public offering of up to $3.5 billion in shares of common stock for sale to the public (the “Offering”) through which it has received gross offering proceeds of $604.9 million from the sale of 60.7 million shares through May 10, 2011. The Company engaged Hines Real Estate Investments, Inc., (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. The Company has and intends to continue to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Properties purchased by the Company may have varying uses including office, retail, industrial, multi-family residential and hospitality or leisure. The Company may invest in operating properties, properties under development, and undeveloped properties such as land. In addition, the Company may also make other real estate investments including investments in equity or debt interests, which may include securities in other real estate entities and debt related to real estate.

The Company made its first real estate investment in June 2010 and owned interests in six properties as of March 31, 2011. These properties consisted of three U.S. office properties, one mixed-use industrial/flex office park complex in Austin, Texas, one international office property in London, England and one mixed-use office and retail complex in Birmingham, England. These properties contain, in the aggregate, 2.2 million square feet of leasable space.

Noncontrolling Interests

On January 7, 2009, the Company and Hines Global REIT Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines Global REIT Properties, LP (the “Operating Partnership”). The Company conducts substantially all of its operations through the Operating Partnership. On January 14, 2009, the Company and HALP made initial capital contributions to the Operating Partnership of $10,000 and $190,000, respectively and accordingly, HALP owned a 95.0% noncontrolling interest in the Operating Partnership. As of March 31, 2011 and December 31, 2010, HALP owned a 0.04% and 0.1% interest in the Operating Partnership, respectively.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Described below are certain of the Company’s significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q. Please see the Company’s Annual Report on Form 10-K for a complete listing of all of its significant accounting policies.

Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its assumptions and estimates on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Additionally, application of the Company’s accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates.

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of Hines Global REIT, Inc., the Operating Partnership and its wholly-owned subsidiaries and the Brindleyplace JV as well as amounts related to noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

International Operations

The British pound (“GBP”) is the functional currency for Company’s subsidiaries operating in the United Kingdom. These subsidiaries have translated their financial statements from British pounds into U.S. dollars for reporting purposes. During the three months ended March 31, 2011, the Company recorded foreign currency translation adjustments of $2.6 million, including $1.3 million of adjustments relating to Moorfield, due to the effect of changes in exchange rates between the British pound and the U.S. dollar.

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the three months ended March 31, 2011.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

As of March 31, 2011 and December 31, 2010, the Company had restricted cash of $2.5 million and approximately $348,000, respectively, related to certain escrows required by several of the Company’s mortgage agreements.

Tenant and Other Receivables

Tenant and other receivables are recorded at cost, net of any applicable allowance for doubtful accounts.  As of March 31, 2011 and December 31, 2010, no such allowances have been recorded.

In addition, as of March 31, 2011 and December 31, 2010, respectively, tenant and other receivables included $1.7 million and $1.2 million of receivables from the Company’s transfer agent related to shares of its stock that were issued, but the related proceeds had not yet been released to the Company.

Deferred Leasing Costs

Tenant inducement amortization was approximately $65,000 for the three months ended March 31, 2011 and was recorded as a reduction to rental revenue. The Company recorded approximately $15,000 as amortization expense related to other direct leasing costs for the three months ended March 31, 2011.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing, including the financing fees paid to the Advisor (see Note 7 – Related Party Transactions). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended March 31, 2011, approximately $366,000, was amortized into interest expense.

Other Assets

Other assets was primarily made up of prepaid expenses as of March 31, 2011, which will be expensed in the period of service.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $2.8 million and $1.6 million as of March 31, 2011 and December 31, 2010, respectively.

Issuer Costs

The Company reimburses the Advisor for any issuer costs related to the Offering that it pays on the Company’s behalf.  From inception to March 31, 2011, issuer costs incurred by the Advisor on the Company’s behalf totaled $7.9 million, of which approximately $337,000 related to organizational issuer costs.

Income Taxes

In connection with the operation of the Brindleyplace Project, the Company has recorded a provision for British and Luxembourg income taxes of approximately $357,000 for the three months ended March 31, 2011, in accordance with tax laws and regulations. As of March 31, 2011, the Company had no tax credits or net operating loss carry-forwards.

Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  As of March 31, 2011, the Company had recorded a deferred tax asset of approximately $1.2 million related to net operating loss carry-forwards, which was included in other assets in the accompanying condensed consolidated balance sheet.

Redemption of Common Stock

The Company has recorded liabilities of approximately $1.1 million and $593,000 in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity.

Per Share Data

Net loss per common share is calculated by dividing the net loss attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

3. INVESTMENT PROPERTY

The Company makes real estate investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities. The table below provides information regarding the properties in which the Company owned interests as of March 31, 2011:

Direct Investments
Property	Location	Date Acquired	Leasable Square Feet	Percent Leased		Effective Ownership (1)
17600 Gillette	Irvine, California	6/2010	98,925	100%		100%
Hock Plaza	Durham, North Carolina	9/2010	327,160	99%		100%
Southpark	Austin, Texas	10/2010	372,125	94%		100%
Fifty South Sixth	Minneapolis, Minnesota	11/2010	698,783	94%		100%
Stonecutter Court	London, England	3/2011	152,829	100%		100%
Total for Directly-Owned Properties			1,649,822	96%

Indirect Investments
Brindleyplace Project	Birmingham, England	7/2010	560,207	99%		60%
Total for Indirectly-Owned Properties			560,207	99%
Total for All Properties			2,210,029	97%	(2)

(1) This percentage shows the effective ownership of the Operating Partnership in the properties listed. On March 31, 2011, the Company owned a 99.96% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.04% interest in the Operating Partnership.

(2) This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 97%.

Investment property consisted of the following amounts (in thousands):

	March 31, 2011	December 31, 2010
Buildings and improvements	$542,105	$443,592
Less: accumulated depreciation	(6,973)	(3,893)
Buildings and improvements, net	535,132	439,699
Land	9,330	9,330
Investment property, net	$544,462	$449,029

As of March 31, 2011, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place Leases	Lease Assets	Lease Liabilities
Cost	$193,122	$36,387	$(7,399)
Less: accumulated amortization	(17,126)	(2,253)	1,213
Net	$175,996	$34,134	$(6,186)

As of December 31, 2010, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place Leases	Lease Assets	Lease Liabilities
Cost	$139,561	$34,000	$(6,674)
Less: accumulated amortization	(11,241)	(1,284)	748
Net	$128,320	$32,716	$(5,926)

Amortization expense of in-place leases was $7.6 million for the three months ended March 31, 2011.  Amortization of out-of-market leases for the three months ended March 31, 2011 was a decrease to rental revenue of approximately $579,000. No amortization expense was recorded for the three months ended March 31, 2010, as the Company did not make its first acquisition until June 2010.

Anticipated amortization of in-place leases and out-of-market leases, net, for the following periods are as follows (in thousands):

	In-Place	Out-of-Market
	Leases	Leases, Net
April 1 through December 31, 2011	$24,979	$1,782
2012	24,868	3,056
2013	22,498	3,008
2014	20,615	2,981
2015	18,702	3,106

        Leases

The company has entered into non-cancelable lease agreements with tenants for space.  As of March 31, 2011, the approximate fixed future minimum rentals for the following periods are as follows (in thousands):

Fixed Future Minimum Rentals
April 1 through December 31, 2011	$45,534
2012	54,348
2013	52,228
2014	50,239
2015	48,373
Thereafter	205,743
Total	$456,465

Of the Company’s total rental revenue for the three months ended March 31, 2011, approximately 15% was earned from a tenant in the legal services industry whose lease expires in 2016, approximately 14% was earned from a tenant in the accounting industry who has leases that expire in 2016, 2019 and 2024 and approximately 10% was earned from a tenant in the education services industry whose lease expires in 2019.

Recent Acquisitions

The amounts of major assets recognized for Stonecutter Court as of the acquisition date were determined by allocating the purchase price as follows (in thousands):

Stonecutter Court (1)
Buildings and improvements	$90,677
In-place lease intangibles	53,317
Out-of-market lease intangibles, net	1,598
Total	$145,592

(1) These amounts were translated from GBP to U.S. dollars at a rate of $1.61 per GBP, based on the exchange rate in effect on the date of acquisition.

The tables below include the amounts of revenue and net loss of Stonecutter Court included in the Company’s condensed consolidated results of operations for the three months ended March 31, 2011 and 2010 as well as pro forma information that is presented assuming the Company acquired Stonecutter Court on January 1, 2010. This pro forma information is not necessarily indicative of what the actual results of operations would have been had the Company completed this transaction on January 1, 2010, nor does it purport to represent its future operations (in thousands):

	Results of operations for the Three Months Ended March 31, 2011	Pro forma Adjustments	Pro forma results of operations for the Three Months Ended March 31, 2011
Revenue	$598	$1,994	$2,592
Net loss	$(1,251)	$(371)	$(1,622)
Basic and diluted loss per common share			$(0.03)

	Results of operations for the Three Months Ended March 31, 2010	Pro forma Adjustments	Pro forma results of operations for the Three Months Ended March 31, 2010
Revenue	$-	$2,592	$2,592
Net loss	$-	$(1,517)	$(1,517)
Basic and diluted loss per common share			$(0.26)

4. DEBT FINANCING

The following table includes the Company’s outstanding notes payable as of March 31, 2011 and December 31, 2010 (in thousands, except interest rates):

	Origination or Assumption Date	Maturity Date			Principal Outstanding at March 31, 2011	Principal Outstanding at December 31, 2010

Description			Interest Rate
SECURED MORTGAGE DEBT
Brindleyplace Project	07/01/10	07/07/15	Variable	(1)	$194,087	$187,296
Hock Plaza	09/08/10	12/06/15	5.58%		80,000	80,000
Southpark	10/19/10	12/06/16	5.67%		18,000	18,000
Fifty South Sixth	11/04/10	11/04/15	Variable	(2)	95,000	95,000
Stonecutter Court	03/11/11	03/11/16	Variable	(3)	91,382	-
Total Principal Outstanding					478,469	380,296
Unamortized Discount (4)					(2,153)	(2,001)
					$476,316	$378,295

(1) On July 1, 2010, subsidiaries of the Brindleyplace JV entered into a secured mortgage facility agreement in the aggregate amount of £121.1 million ($183.7 million assuming a rate of $1.52 per GBP based on the exchange rate in effect on the transaction date) with Eurohypo AG (“Eurohypo”). The amounts outstanding were translated from GBP to U.S. dollars at a rate of $1.60 and $1.55 per GBP as of March 31, 2011 and December 31, 2010, respectively. The loan has a floating interest rate of LIBOR plus a margin of 1.60%. Interest on approximately £90.8 million ($137.7 million assuming a rate of $1.52 per GBP based on the exchange rate in effect on the transaction date) of the loan balance was fixed at closing at 2.29% (3.89% including the 1.60% margin) through multiple 5-year interest rate swaps with Eurohypo. At March 31, 2011, the variable rate for the loan was 2.38%. See Note 5 – Derivative Instruments for additional information regarding the Company’s interest rate swaps.

(2) This loan has a floating interest rate based on the higher of: (i) LIBOR, (ii) the Federal Funds Rate plus 0.5% or (iii) the Prime Rate. The Company entered into a five-year interest rate swap in order to fix the interest rate at 1.37% (3.62% including the 2.25% margin). At March 31, 2011, the variable rate for the loan was 0.26%. See Note 5 – Derivative Instruments for additional  information regarding the Company’s interest rate swaps.

(3) In connection with the acquisition of Stonecutter Court, a wholly-owned subsidiary of the Operating Partnership, entered into a secured facility agreement in the amount of £57.0 million ($92.0 million assuming a rate of $1.61 per GBP based on the closing date). The loan provides for quarterly installments for the repayment of principal of £313,500 ($502,600 assuming a rate of $1.60 per GBP as of March 31, 2011).  This loan has a variable interest rate based on LIBOR plus a margin of 2.08%. Principal and interest payments are due quarterly beginning on April 15, 2011 through maturity.  The loan may be repaid in full prior to maturity, subject to a prepayment premium if it is repaid in the first four years, and is prepayable at par thereafter. This amount was translated from GBP to U.S. dollars at a rate of $1.60 per GBP as of March 31, 2011. The Company entered into an interest rate swap agreement, which effectively fixed the interest rate of this borrowing at 2.71% (4.79% including the 2.08% margin). See Note 5- Derivative Instruments for additional information regarding the Company's interest rate swaps.

(4) The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of March 31, 2011.

Principal Payments on Notes Payable

The Company is required to make principal payments on its outstanding notes payable for the period of April 1, 2011 through December 31, 2011, for each of the years ending December 31, 2012 through December 31, 2015 and for the period thereafter (in thousands):

	April 1 through December 31, 2011	Payments due by Year
		2012	2013	2014	2015	Thereafter
Principal payments	$2,247	$3,055	$3,128	$3,193	$366,755	$99,833

5. DERIVATIVE INSTRUMENTS

The Company has entered into several interest rate swap contracts as economic hedges against the variability of future interest rates on its variable interest rate borrowings. These swaps effectively fixed the interest rates on each of the loans to which they relate. The Company has not designated any of these contracts as cash flow hedges for accounting purposes.

The tables below provide additional information regarding each of the Company’s interest rate swap contracts (in thousands):

Effective Date	Expiration Date	Notional Amount		Interest Rate Received	Interest Rate Paid
July 7, 2010	July 7, 2015	$23,343	(1)	LIBOR	2.29%
July 7, 2010	July 7, 2015	$44,809	(1)	LIBOR	2.29%
July 7, 2010	July 7, 2015	$20,842	(1)	LIBOR	2.29%
July 7, 2010	July 7, 2015	$35,952	(1)	LIBOR	2.29%
July 7, 2010	July 7, 2015	$20,620	(1)	LIBOR	2.29%
November 4, 2010	November 4, 2015	$95,000		LIBOR	1.37%
March 11, 2011	March 11, 2016	$91,382	(1)	LIBOR	2.71%

(1) The notional amounts reported are in USD and have been converted from GBP, at a rate of $1.60 per GBP as of March 31, 2011.

	Derivatives Fair Value
Derivatives not designated as hedging instruments for accounting purposes:	March 31, 2011	December 31, 2010
Interest rate swap contracts- Asset	$4,765	$2,765
Interest rate swap contracts- Liability	(104)	(38)
Total derivatives, net	$4,661	$2,727

	For the Three Months Ended March 31,
	2011	2010
Gain on interest rate swap contracts, net (1)	$1,933	$-
Total	$1,933	$-

(1) Amounts represent the gain on interest rate swaps due to changes in fair value and are recorded in gain on interest rate swap contracts, net in the condensed consolidated statements of operations.

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

In addition, the Brindleyplace JV declared distributions in the amount of approximately $980,000 to Moorfield for the three months ended March 31, 2011, related to the operations of the Brindleyplace Project.  The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interest holders (HALP and Moorfield) for the three months ended March 31, 2011 and for each of the quarters ended during 2010, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands):

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2011
March 31, 2011	$3,769	$4,447	$8,216	$984
Total	$3,769	$4,447	$8,216	$984

2010
December 31, 2010	$2,806	$3,386	$6,192	$794
September 30, 2010	1,860	2,303	4,163	812
June 30, 2010	977	1,368	2,345	4
March 31, 2010	395	602	997	4
Total	$6,038	$7,659	$13,697	$1,614

7.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods below (in thousands):

	Incurred		Unpaid as of
	Three Months Ended March 31,		March 31, 2011	December 31, 2010
Type and Recipient	2011	2010
Selling Commissions- Dealer Manager	$9,472	$4,171	$579	$663
Dealer Manager Fee- Dealer Manager	$3,216	$1,422	17	116
Issuer Costs- the Advisor	$863	$485	496	826
Acquisition Fee- the Advisor	$2,935	$-	2,935	-
Asset Management Fee- the Advisor	$931	$-	931	292
Debt Financing Fee- the Advisor	$920	$-	920	-
Other (1) - the Advisor	$339	$87	211	202
Property Management Fee- Hines	$243	$-	-	17
Leasing Fee- Hines	$9	$-	9	-
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	$516	$-	306	51
Due to Affiliates			$6,404	$2,167

(1) Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

Other Affiliate Transactions

The Company receives rent under a lease of parking space with an affiliate of Hines at the Brindleyplace Project.  Under this agreement, during the three months ended March 31, 2011, the Company recorded rental revenues of approximately £290,000 ($464,000 based on an exchange rate of $1.60 per GBP using the weighted average exchange rate that was in effect during the period) and recorded a receivable of approximately £85,000 ($136,000 based on the exchange rate of $1.60 per GBP as of March 31, 2011), which is recorded in tenant and other receivables.

8.  NONCONTROLLING INTERESTS

On July 7, 2010, the Brindleyplace JV issued capital shares and Series B Convertible Preferred Equity Certificates (“CPEC”) to Moorfield as a result of its contributions. Distributions are declared and paid quarterly to Moorefield based on the distributable income of the Brindleyplace Project and payment of the distributions will be subject to the approval of the board of directors of the Brindleyplace JV. During the three months ended March 31, 2011, the Brindleyplace JV declared approximately $980,000 of preferred dividends to Moorfield related to the CPECs. This amount was recorded in net loss attributable to noncontrolling interests in the accompanying condensed consolidated statement of operations and comprehensive loss and offsets approximately $343,000 of net loss that was attributable to Moorfield during the quarter ended March 31, 2011, related to the results of operations of the Brindleyplace JV.

9.  FAIR VALUE MEASUREMENTS

Derivative Instruments

As described in Note 5 – Derivative Instruments, the Company entered into several interest rate swap contracts as economic hedges against the variability of future interest rates on its variable interest rate borrowings. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Eurohypo, PB Capital Corporation and Landesbank Baden-Württemberg (“LBBW”). In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table sets forth the Company’s interest rate swap contracts which are measured at fair value on a recurring basis, by level within the fair value hierarchy as of March 31, 2011 and December 31, 2010.  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the condensed consolidated balance sheets. The Company has not designated any of its derivative instruments as hedging instruments for accounting purposes (all amounts are in thousands):

		Basis of Fair Value Measurements
		Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Period	Fair Value of Assets
March 31, 2011	$4,661	$-	$4,661	$-
December 31, 2010	$2,727	$-	$2,727	$-

Other Items

Other Financial Instruments

As of March 31, 2011, the Company estimated that the book values of its notes payable approximate their fair values, as the rates approximate those available to the Company on current terms. Other financial instruments include cash and cash equivalents, restricted cash, distributions receivable, tenant and other receivables, accounts payable and accrued expenses, other liabilities and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

10. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has four reportable segments: 1) domestic office properties, 2) a domestic industrial property, 3) an international office property and 4) an international mixed-use property. The domestic office properties segment consists of three office properties that the Company owns directly, the domestic industrial property segment consists of one industrial property that the Company owns directly, the international office property segment consists of one office property that the Company owns directly and the international mixed-use property segment consists of the Brindleyplace Project, which the Company owns indirectly through its investment in the Brindleyplace JV.

The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net loss, as applicable. "Corporate-Level Accounts" includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts are in thousands):

	Three Months Ended March 31,
	2011	2010
Total Revenue
Domestic office properties	$9,159	$-
Domestic industrial property	978	-
International office property	598	-
International mixed-use property	8,105	-
Total Revenue	$18,840	$-

Net Operating Income (1)
Domestic office properties	$5,652	$-
Domestic industrial property	684	-
International office property	523	-
International mixed-use property	5,191	-
Total Segment Net Operating Income	$12,050	$-

	March 31, 2011	December 31, 2010
Total Assets
Domestic office properties	$306,887	$308,354
Domestic industrial property	31,566	32,483
International office property	150,694	-
International mixed-use property	307,641	296,805
Corporate-level accounts	195,496	138,042
Total Assets	$992,284	$775,684

	Three Months Ended March 31,
	2011	2010
Reconciliation to net loss
Total segment net operating income	$12,050	$-
Depreciation and amortization	(10,563)	-
Acquisition related expenses	(1,054)	(89)
Asset management and acquisition fees	(3,866)	-
General and administrative expenses	(753)	(311)
Gain on interest rate swap contracts	1,933	-
Other gains	26	-
Interest expense	(4,656)	-
Interest income	39	6
Net loss	$(6,844)	$(394)

(1) Revenues less property operating expenses, real property taxes, property management fees and income taxes.

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2011 and 2010 (in thousands):

	2011	2010
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,950	$-
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$4,314	$479
Distributions reinvested	$4,037	$471
Shares tendered for redemption	$1,055	$-

12. COMMITMENTS AND CONTINGENCIES

In accordance with the terms of the secured mortgage facility agreement with Eurohypo, the Brindleyplace JV is required to escrow a reserve in the amount of 3.5 million GBP ($5.6 million assuming a rate of $1.60 per GBP as of March 31, 2011) for the refurbishment of one of the buildings of the Brindleyplace Project. The refurbishment is expected to commence in early 2012 and the reserve will be released in reimbursement of qualified costs related to the refurbishment. The reserve is required to be fully funded by January 2012. As of March 31, 2011, the Brindleyplace JV had funded 1.2 million GBP ($1.9 million USD assuming a rate of $1.60 per GBP as of March 31, 2011) of this reserve, which was included in restricted cash in the condensed consolidated balance sheet.

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

13.  SUBSEQUENT EVENTS

FM Logistics

On April 27, 2011, a subsidiary of the Company acquired all of the share capital of Dolorous Limited and Ifmall Finance Ltd., for the sole purpose of acquiring FM Logistic Industrial Park, a nine building industrial complex of 748,578 square feet located in Moscow, Russia. The project is 100% leased to FM Logistic, a global third-party logistics provider, through March 2016. The seller, AIG European Real Estate Partners, L.P., is not affiliated with the Company or its affiliates. The Company purchased the project for $74.9 million, which included the acquisition of the entities’ cash and other assets, net of liabilities, totaling $2.2 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

–
We have a limited operating history or established financing sources, and the prior performance of other Hines affiliated entities may not be a good measure of our future results; therefore, there is no assurance we will be able to achieve our investment objectives;

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

–
In our initial quarters of operations, our distributions were paid using cash flows from financing activities, including proceeds from our initial public offering and proceeds from debt financings and some or all of the distributions we pay in the future may be paid from similar sources or sources such as cash advances by our Advisor or cash resulting from a waiver or deferral of fees. When we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced;

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines Global REIT Properties, LP (the “Operating Partnership”) were formed in December 2008 to invest in a diversified portfolio of quality commercial real estate properties and related investments in the United States and internationally. In August 2009, we commenced a $3.5 billion initial public offering of our common shares (the “Offering”) and have raised $604.9 million in gross proceeds from the Offering through May 10, 2011.

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

As of March 31, 2011, we owned interests in six properties. These properties consisted of three U.S. office properties, one mixed-use industrial/flex office park complex in Austin, Texas, one international office property in London, England and one mixed-use office and retail complex in Birmingham, England. These properties contain, in the aggregate, 2.2 million square feet of leasable space, and we believe each property is suitable for its intended purpose.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in "Management’s Discussion and Analysis of Financial Condition." There have been no significant changes to our policies during 2011.

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

As of March 31, 2011, we had consolidated cash and cash equivalents of $209.4 million, which were primarily generated by proceeds from the Offering.  We intend to invest these and future proceeds raised during our Offering as quickly and prudently as possible.  In the current market, there is a significant amount of investment capital pursuing high-quality, well located assets and these conditions can cause aggressive competition and pricing for assets which match our investment strategy.  Accordingly, we may experience delays in investing our Offering proceeds and may experience higher pricing, which would result in lower returns.  This may cause us to re-evaluate our level of distributions for the future and we may not be able to maintain our current level of distributions.

We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as we determine to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs, including the payment of distributions. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 50% or more than 70% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. Our portfolio was 46% leveraged as of March 31, 2011, based on the aggregate net purchase price of our real estate investments and cash and cash equivalents on hand as of that date.

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

Net cash provided by operating activities was $11.3 million and primarily related to rental receipts offset by the payment of acquisition-related expenses, asset management fees, general and administrative expenses and property operating expenses. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from the Offering or other equity capital. During the three months ended March 31, 2011, we paid acquisition-related expenses of approximately $977,000.

Cash Flows from Investing Activities

Net cash used in investing activities was primarily due to the payment of $146.3 million related to the acquisition of Stonecutter Court and its related lease intangibles.

During the three months ended March 31, 2011, we had an increase in restricted cash of $2.1 million. The increase was primarily related to escrows required by our outstanding mortgage loans.

Cash Flows from Financing Activities

Initial Public Offering

During the three months ended March 31, 2011 and 2010, respectively, we raised proceeds of $128.3 million and $56.6 million from the Offering, excluding proceeds from the distribution reinvestment plan. In addition, during the three months ended March 31, 2011, we redeemed approximately $938,000 in shares of our common stock through our redemption plan.

We use our proceeds from the Offering to make certain payments to Hines Global REIT Advisors LP (the “Advisor”), the Dealer Manager and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the three months ended March 31, 2011 and 2010, respectively, we made payments of $14.1 million and $7.5 million, for selling commissions, dealer manager fees and issuer costs related to the Offering.

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

In addition, the Brindleyplace JV declared distributions in the amount of approximately $980,000 to Moorfield for the three months ended March 31, 2011, related to the operations the Brindleyplace Project. The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders (HALP and Moorfield) as well as the sources of payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities	Cash Flows From Financing Activities (1)
2011
March 31, 2011	$3,769	$4,447	$8,216	$984	$4,753	$-	0%
Total	$3,769	$4,447	$8,216	$984	$4,753	$-	0%

2010
December 31, 2010	$2,806	$3,386	$6,192	$794	$-	$3,600	100%
September 30, 2010	1,860	2,303	4,163	812	-	2,672	100%
June 30, 2010	977	1,368	2,345	4	-	981	100%
March 31, 2010	395	602	997	4	-	399	100%
Total	$6,038	$7,659	$13,697	$1,614	$-	$7,652	100%

(1) Cash flows from financing activities includes proceeds from the Offering, equity capital contributions from Moorfield and proceeds from debt financings.

Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities.  However, we have funded these fees and expenses with proceeds from the Offering or equity capital contributions from Moorfield. During the three months ended March 31, 2011, we paid approximately $977,000 of acquisition-related expenses and did not pay any acquisition fees. During the year ended December 31, 2010, we paid $10.0 million of acquisition fees and $15.5 million of acquisition-related expenses.

From inception through March 31, 2011, we paid distributions to our stockholders totaling $19.1 million, compared to total aggregate FFO loss of $11.3 million. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income and FFO. From inception through March 31, 2011, we incurred acquisition fees and expenses totaling $29.4 million. See “Results of Operations — Funds from Operations and Modified Funds from Operations” below for a discussion of FFO.

Debt Financings

During the three months ended March 31, 2011, we entered into a £57.0 million mortgage loan ($92.0 million at a rate of $1.61 per GBP based on the transaction date) related to our acquisition of Stonecutter Court. This loan requires quarterly interest payments and quarterly installments for the repayment of principal of £313,500 ($506,055 assuming a rate of $1.61 per GBP based on the transaction date).  In addition, during the three months ended March 31, 2011, we made payments of approximately $871,000 for financing costs related to this mortgage loan.

Results of Operations

Our results of operations for the three months ended March 31, 2011 and 2010 are not comparable as we did not make our first real estate investment until June 2010. Further, our results of operations for the three months ended March 31, 2011 are not indicative of those expected in future periods as we are currently in the acquisition stage of our life cycle. Amounts recorded in our condensed consolidated statements of operations for the three months ended March 31, 2011 and March 31, 2010 are due to the following:

•
Total revenues, property operating expenses, real property taxes, property management fees, depreciation and amortization, interest expense and income taxes relate to the operation of our acquired properties.

•	Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods.

•
We pay monthly asset management fees to the Advisor based on the amount of net equity capital invested in real estate investments, and pay acquisition fees to the Advisor based on the purchase prices of our real estate investments. Acquisition fees incurred for the three months ended March 31, 2011 were $2.9 million, related to the acquisition of Stonecutter Court. Asset management fees incurred for three months ended March 31, 2011 were approximately $931,000. No acquisitions were completed until June 2010, therefore we had no acquisition fees or asset management fees during the three months ended March 31, 2010.

•
General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and may increase in the future as we continue to raise capital and make additional real estate investments.

•
We have entered into several interest rate swap contracts, as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair values in the accompanying condensed consolidated balance sheet as of March 31, 2011. The gain on interest rate swap contracts recorded during the three months ended March 31, 2011 is the result of changes in the fair values of interest rate swaps. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding certain risks related to our derivatives, such as the risk of counterparty non-performance.

•
During the three months ended March 31, 2011, we allocated approximately $343,000 of the net loss of the Brindleyplace JV to Moorfield, based on its ownership in the Brindleyplace JV.  In addition, during the three months ended March 31, 2011, the Brindleyplace JV declared approximately $980,000 of preferred dividends to Moorfield related to the Convertible Preferred Equity Certificates (“CPEC”). This amount was recorded in net loss attributable to noncontrolling interests in the accompanying condensed consolidated statement of operations and comprehensive loss and offsets the net loss that was attributable to Moorfield during the quarter related to the results of operations of the Brindleyplace JV. The remaining amount of loss attributable to noncontrolling interests relates to our allocation of the net loss of the Operating Partnership to HALP, based on its 0.04% ownership in the Operating Partnership.

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

In addition to FFO, management uses modified funds from operations (“MFFO”) as defined by the Investment Program Association (“IPA”) as a non-GAAP supplemental financial performance measure to evaluate our operating performance. MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are necessary due to changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO. These changes have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives, the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment, non-cash impairment charges and certain other items as described in the footnotes below.   Management uses MFFO to evaluate the financial performance of our investment portfolio, including the impact of potential future investments.  In addition, management uses MFFO to evaluate and establish our distribution policy and the sustainability thereof.  Further, we believe MFFO is one of several measures that may be useful to investors in evaluating the potential performance of our portfolio following the conclusion of the acquisition phase, as it excludes acquisition fees and expenses, as described below.

FFO and MFFO should not be considered as alternatives to net income (loss) or to cash flows from operating activities, but rather should be reviewed in connection with these and other GAAP measurements.  In addition, FFO and MFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs.  Please see the limitations listed below associated with the use of MFFO:

• As we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments that are increases to MFFO are, and may continue to be, a significant use of cash and dilutive to the value of an investment in our shares.

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

• Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

• Our business is subject to volatility in the real estate markets and general economic conditions, and adverse changes in those conditions could have a material adverse impact on our business, results of operations and MFFO.  Accordingly, the predictive nature of MFFO is uncertain and past performance may not be indicative of future results.

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the quarters ended March 31, 2011 and 2010.  As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the two periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

	Three Months Ended
	March 31, 2011	March 31, 2010
Net loss	$(6,844)	$(394)
Depreciation and amortization (1)	10,563	-
Adjustments for noncontrolling interests (2)	(1,886)	-
Funds from operations	1,833	(394)
Gain on derivative instruments (3)	(1,933)	-
Other components of revenues and expenses (4)	(396)	-
Acquisition fees and expenses (5)	3,969	89
Adjustments for noncontrolling interests (2)	838	2
Modified Funds From Operations	$4,311	$(303)

Basic and Diluted Loss Per Common Share	$(0.16)	$(0.07)
Funds From Operations Per Common Share	$0.04	$(0.07)
Modified Funds From Operations Per Common Share	$0.09	$(0.05)
Weighted Average Shares Outstanding	47,601	5,884

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

(4) Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three months ended March 31, 2011 and 2010 (in thousands) :

	Three Months Ended
	March 31, 2011	March 31, 2010
Straight-line rent adjustment (a)	$(1,136)	$-
Amortization of lease incentives (b)	65	-
Amortization of out-of-market leases (b)	579	-
Other	96	-
	$(396)	$-

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

(5) Represents acquisition expenses and acquisition fees paid to our Advisor that are expensed in our condensed consolidated statements of operations. We fund such costs with proceeds from our offering and acquisition-related indebtedness, and therefore do not consider these expenses in evaluating our operating performance and determining MFFO.

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results.

•	Amortization of deferred financing costs was approximately $366,000 for the three months ended March 31, 2011.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. See Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information concerning our related-party transactions.

Off-Balance Sheet Arrangements

As of March 31, 2011 and December 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments and Subsequent Events

FM Logistics

On April 27, 2011, a subsidiary of Hines Global acquired all of the share capital of Dolorous Limited and Ifmall Finance Ltd., for the sole purpose of acquiring FM Logistic Industrial Park, a nine building industrial complex of 748,578 square feet located in Moscow, Russia. The project is 100% leased to FM Logistic, a global third-party logistics provider, through March 2016. The seller, AIG European Real Estate Partners, L.P., is not affiliated with Hines Global or its affiliates. Hines Global purchased the project for $74.9 million, which included the acquisition of the entities’ cash and other assets, net of liabilities, totaling $2.2 million.

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

 On July 1, 2010, the Brindleyplace JV entered into a secured mortgage facility agreement in the aggregate amount of £121.1 million ($183.7 million assuming a rate of $1.52 per GBP as of the date of acquisition) with Eurohypo AG.  The mortgage matures on July 7, 2015 and has a floating interest rate of LIBOR plus 1.60%. Interest on approximately £90.8 million ($137.7 million assuming a rate of $1.52 per GBP as of the date of acquisition) of the loan balance was fixed at closing at 3.89% through multiple 5-year swaps with Eurohypo. If interest rates increased by 1%, we would incur approximately $485,000 in additional annual interest expense related to the unhedged portion of the mortgage.

We currently have two investments in England, and as a result are subject to risk from the effects of exchange rate movements of the British pound and U.S. dollar, which may affect future costs and cash flows.  However, as described above, we entered into a British pound denominated mortgage loan on these investments, which provides a natural hedge with regard to changes in exchange rates between the British pound and U.S. dollar. We are currently a net receiver of British pounds (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to British pounds. During the three months ended March 31, 2011, we had no currency transactions which resulted in significant gains or losses being recorded in our condensed consolidated statements of operations. Based upon our equity ownership in the Brindleyplace JV and our ownership of Stonecutter Court as of March 31, 2011, holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the British pound and U.S. dollar would have decreased the net book value of our investments in England by an aggregate of $14.6 million and would have increased the aggregate net loss of the England properties for the three months ended March 31, 2011, by approximately $211,000.

We have recently made real estate investments and expect to make additional real estate investments in the future. Investment transaction volume increased in the year ended 2010 and in the first quarter of 2011 and the estimated going-in capitalization rates or cap rates (ratio of the net operating income of a property in its initial fiscal year divided by the net purchase price) have fallen relative to their peaks in late 2009.  Recent demand has been greatest for high quality, well-located assets that generate stable cash flows.  This demand is creating more competition for real estate investments and may continue to drive prices higher, resulting in lower cap rates and returns.  One of our objectives is to monitor the returns being achieved from our real estate investments in relation to our current distribution rate, and if pricing for real estate investments continues to increase and returns continue to decrease we may not be able to maintain our current rate of distributions.

We invest proceeds we receive from the Offering in short-term, highly-liquid investments until we use such funds to make real estate investments. Although we do not expect that income we earn on these temporary investments will be substantial, our earnings will be subject to the fluctuations of interest rates and their effect on these investments.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of May 16, 2011, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, we did not sell or issue any equity securities that were not registered under the Securities Act.

The following table lists shares we redeemed under our share redemption program during the period covered by this report. We did not redeem any shares under our share redemption program prior to the period covered by this report.

Period	Total Number of Shares Reedemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2011 to January 31, 2011	61,754	$9.61	61,754	71,737
February 1, 2011 to February 28, 2011	21,312	$9.91	21,312	124,728
March 1, 2011 to March 31, 2011	13,500	$9.92	13,500	131,889
Total	96,566		96,566

(1) Our share redemption program was first announced at the commencement of our initial public offering in August 2009.  Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval.  We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the lesser of the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. This amount represents the number of shares available for redemption on March 31, 2011, other than with respect to requests made in connection with the death or disability of a stockholder.  Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder, as was the case with all of the shares listed in the table.

Use of Proceeds from Registered Securities

On August 5, 2009, the Registration Statement on Form S-11 (File No. 333-156742) for the Offering, was declared effective under the Securities Act of 1933. The Offering commenced on August 5, 2009 and is currently expected to terminate on or before August 5, 2011, unless extended by our board of directors.

From August 5, 2009 through the three months ended March 31, 2011, we raised gross proceeds of $534.9 million through the sale of 53.6 million shares to the public in connection with the Offering, excluding $10.6 million through the issuance of 1.1 million shares sold through our distribution reinvestment plan. During that time, we paid $51.9 million of selling commissions and dealer manager fees and $7.4 million of issuer costs related to the Offering. The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines. Net proceeds, from August 5, 2009 through March 31, 2011, available for investment after the payment of the costs described above were $484.4 million. We used $271.2 million to make investments in real estate, including acquisition fees and expenses and financing fees and expenses. The remaining portion of our proceeds was used for general and administrative expenses and to provide working capital for our real estate investments. Additionally, in our initial quarters of operations, and from time to time thereafter, we did not generate sufficient cash flow from operations to fully fund distributions paid. From inception through March 31, 2011, as discussed in "Item 2. Management's Discussion and Analysis- Financial Condition, Liquidity and Capital Resources- Distributions" a portion of our distributions have been funded with proceeds from the Offering.

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

HINES GLOBAL REIT, INC.

May 16, 2011	By:	/s/ CHARLES N. HAZEN
Charles N. Hazen
President and Chief Executive Officer

May 16, 2011	By:	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.	Description
3.1
Articles of Amendment and Restatement of Hines Global REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on August 3, 2009 and incorporated by reference herein)

3.2	Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on March 18, 2009 and incorporated by reference herein)
4.1	Hines Global REIT, Inc. Distribution Reinvestment Plan (included in the Prospectus as Appendix C)
10.1
Agreement for the Sale and Purchase of the Entire Issued Share Capital of Sofina Properties Limited, dated as of March 3, 2011, by and between Shalati Investments Limited and Hines Global REIT Holdco Sárl (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 17, 2011 and is incorporated by reference herein)

10.2
Facility Agreement, dated as of March 11, 2011, by and among Sofina Properties Limited, as borrower, and Landesbank Baden-Württemberg, as lender and agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on March 17, 2011 and is incorporated by reference herein)

10.3
Deed of Debenture, dated as of March 11, 2011, by and between Sofina Properties Limited, as chargor, and Landesbank Baden-Württemberg, as security agent (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on March 17, 2011 and is incorporated by reference herein)

31	.1*	Certification
31	.2*	Certification
32	.1*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

*		Filed herewith