Form 10-Q
period 2011-06-30
Hines Global REIT, Inc.
filed 2011-08-15
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-53964

Hines Global REIT, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	26-3999995 (I.R.S. Employer Identification No.)

2800 Post Oak Boulevard Suite 5000 Houston, Texas (Address of principal executive offices)	77056-6118 (Zip code)
Registrant’s telephone number, including area code:
(888) 220-6121
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 8, 2011, approximately 73.7 million shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	December 31, 2010
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$597,475	$449,029
Cash and cash equivalents	250,226	146,953
Restricted cash	3,719	348
Interest rate swap contracts	1,335	2,765
Tenant and other receivables	9,550	7,876
Intangible lease assets, net	215,538	161,036
Deferred leasing costs, net	1,678	622
Deferred financing costs, net	7,694	6,502
Other assets	7,601	553

Total Assets	$1,094,816	$775,684

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$18,962	$13,622
Due to affiliates	3,480	2,167
Intangible lease liabilities, net	7,464	5,926
Other liabilities	11,813	8,020
Interest rate swap contracts	4,879	38
Distributions payable	5,237	3,231
Notes payable	475,434	378,295

Total Liabilities	527,269	411,299

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 68,868 and 41,287 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	69	41
Additional paid-in capital	578,052	350,561
Accumulated deficit	(49,933)	(25,873)
Accumulated other comprehensive income	2,242	1,347

Total stockholders’ equity	530,430	326,076

Noncontrolling interests	37,117	38,309

Total equity	567,547	364,385

Total Liabilities and Equity	$1,094,816	$775,684

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Six Months Ended June 30, 2011 and 2010
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$20,135	$133	$37,438	$133
Other revenue	1,727	—	3,264	—

Total revenues	21,862	133	40,702	133
Expenses:
Property operating expenses	4,180	9	8,505	9
Real property taxes	1,696	16	3,290	16
Property management fees	501	2	1,014	2
Depreciation and amortization	12,859	57	23,422	57
Acquisition related expenses	2,132	2,494	3,185	2,583
Asset management and acquisition fees	2,797	425	6,663	425
General and administrative	856	465	1,609	775

Total expenses	25,021	3,468	47,688	3,867

Loss before other income (expenses) and provision for income taxes	(3,159)	(3,335)	(6,986)	(3,734)
Other income (expenses):
Loss on interest rate swap contracts, net	(8,313)	—	(6,380)	—
Other gains (losses)	(4)	—	22	—
Interest expense	(5,640)	—	(10,296)	—
Interest income	36	19	75	25

Loss before provision for income taxes	(17,080)	(3,316)	(23,565)	(3,709)
Provision for income taxes	(767)	—	(1,124)	—

Net loss	(17,847)	(3,316)	(24,689)	(3,709)
Net loss attributable to noncontrolling interests	1,263	827	629	829

Net loss attributable to common stockholders	$(16,584)	$(2,489)	$(24,060)	$(2,880)

Basic and diluted loss per common share:	$(0.27)	$(0.18)	$(0.44)	$(0.29)

Distributions declared per common share:	$0.17	$0.17	$0.35	$0.35

Weighted average number of common shares outstanding	61,540	13,643	54,609	9,785

Net comprehensive income (loss):
Net loss	$(17,847)	$(3,316)	$(24,689)	$(3,709)
Other comprehensive income (loss):
Foreign currency translation adjustment	(339)	28	2,248	28

Net comprehensive loss:	(18,186)	(3,288)	(22,441)	(3,681)
Net comprehensive income (loss) attributable to noncontrolling interests	(2,687)	816	(724)	818

Net comprehensive loss attributable to common stockholders	$(20,873)	$(2,472)	$(23,165)	$(2,863)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2011 and 2010
(UNAUDITED)
(In thousands)

	Hines Global REIT, Inc.
					Accumulated
			Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’	Noncontrolling
	Common Shares	Amount	Capital	Deficit	Income	Equity	Interests
Balance as of January 1, 2011	41,287	$41	$350,561	$(25,873)	$1,347	$326,076	$38,309
Issuance of common shares	27,880	28	277,823	—	—	277,851	—
Distributions declared	—	—	(18,955)	—	—	(18,955)	(4)
Distributions on Convertible Preferred Equity Certificates (“CPEC”)	—	—	—	—	—	—	(1,912)
Redemption of Common Shares	(299)	—	(2,656)	—	—	(2,656)	—
Selling commissions and dealer manager fees	—	—	(26,425)	—	—	(26,425)	—
Issuer costs	—	—	(2,296)	—	—	(2,296)	—
Net loss	—	—	—	(24,060)	—	(24,060)	(629)
Foreign currency translation adjustment	—	—	—	—	895	895	1,353

Balance as of June 30, 2011	68,868	$69	$578,052	$(49,933)	$2,242	$530,430	$37,117

					Accumulated
			Additional		Other	Total
			Paid-in	Accumulated	Comprehensive	Stockholders’	Noncontrolling
	Common Shares	Amount	Capital	Deficit	Income	Equity	Interests
Balance as of January 1, 2010	3,276	$3	$26,012	$(408)	$—	$25,607	$33
Issuance of common shares	15,190	15	151,362	—	—	151,377	—
Contributions from noncontrolling interests	—	—	—	—	—	—	11,495
Distributions declared	—	—	(3,342)	—	—	(3,342)	(7)
Redemption of common shares	(8)	—	(95)	—	—	(95)	—
Selling commissions and dealer manager fees	—	—	(14,565)	—	—	(14,565)	—
Issuer costs	—	—	(1,607)	—	—	(1,607)	—
Net loss	—	—	—	(2,880)	—	(2,880)	(829)
Foreign currency translation adjustment	—	—	—	—	17	17	11

Balance as of June 30, 2010	18,458	$18	$157,765	$(3,288)	$17	$154,512	$10,703

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2011 and 2010
(UNAUDITED)

	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,689)	$(3,709)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	25,705	119
Loss on interest rate swap contracts	6,380	—
Changes in assets and liabilities:
Change in other assets	(825)	(18)
Change in tenant and other receivables	(764)	(18)
Change in deferred leasing costs	(1,164)	—
Change in accounts payable and accrued expenses	4,239	2,389
Change in other liabilities	3,360	(170)
Change in due to affiliates	1,302	444

Net cash from operating activities	13,544	(963)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in property and acquired lease intangibles, net	(217,111)	(20,172)
Deposits on investment property	(5,008)	(34,635)
Increase in restricted cash	(3,384)	—

Net cash from investing activities	(225,503)	(54,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	267,672	148,261
Contribution from noncontrolling interests	—	11,495
Redemption of common shares	(2,832)	(75)
Payments of issuer costs	(2,360)	(2,974)
Payment of selling commissions and dealer manager fees	(26,649)	(14,612)
Distributions paid to stockholders and noncontrolling interests	(9,450)	(1,074)
Proceeds from notes payable	92,009	—
Payments on notes payable	(1,010)	—
Change in security deposit liability	(4)	—
Deferred financing costs paid	(1,960)	—

Net cash from financing activities	315,416	141,021

Effect of exchange rate changes on cash	(184)	29
Net change in cash and cash equivalents	103,273	85,280
Cash and cash equivalents, beginning of period	146,953	28,168

Cash and cash equivalents, end of period	$250,226	$113,448

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2011 and 2010
1. ORGANIZATION
     The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2010 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of June 30, 2011 and December 31, 2010, the results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.
     Hines Global REIT, Inc. (the “Company”), was formed as a Maryland corporation on December 10, 2008 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. Beginning with its taxable year ended December 31, 2009, the Company operated and intends to continue to operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The business of the Company is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement between the Company, the Advisor and the Operating Partnership (defined below).
     On August 5, 2009, the Company commenced its initial public offering of up to $3.5 billion in shares of common stock for sale to the public (the “Offering”) through which it has received gross offering proceeds of $690.5 million from the sale of 69.3 million shares through June 30, 2011. The Company engaged Hines Real Estate Investments, Inc., (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. The Company has and intends to continue to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Properties purchased by the Company may have varying uses including office, retail, industrial, multi-family residential and hospitality or leisure. The Company may invest in operating properties, properties under development, and undeveloped properties such as land. In addition, the Company may also make other real estate investments including investments in equity or debt interests, which may include securities in other real estate entities and debt related to real estate.
     The Company made its initial real estate investment in June 2010 and owned interests in seven properties as of June 30, 2011. These properties consisted of three U.S. office properties, one mixed-use industrial/flex office park complex in Austin, Texas, one office property in London, England, one mixed-use office and retail complex in Birmingham, England and one industrial complex located in Moscow, Russia. These properties contain, in the aggregate, 3.0 million square feet of leasable space.
     Noncontrolling Interests
     On January 7, 2009, the Company and Hines Global REIT Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines Global REIT Properties, LP (the “Operating Partnership”). The Company conducts substantially all of its operations through the Operating Partnership. As of June 30, 2011 and December 31, 2010, HALP owned a 0.03% and 0.1% interest in the Operating Partnership, respectively.
     In June 2010, the Operating Partnership and Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) formed Hines Moorfield UK Venture I S.A.R.L., (the “Brindleyplace JV”) and, on July 7, 2010, the Brindleyplace JV acquired several properties located in Birmingham, England (the “Brindleyplace Project”). The Brindleyplace Project consists of five office buildings including ground-floor retail, restaurant and theatre space, and a 903-space multi-story parking garage. The Company owns a 60% interest in the Brindleyplace JV and Moorfield holds the remaining 40% interest.
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
     Use of Estimates
     The Company’s condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its assumptions and estimates on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Additionally, application of the Company’s accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates.
     Basis of Presentation
     The condensed consolidated financial statements of the Company include the accounts of Hines Global REIT, Inc., the Operating Partnership and its wholly-owned subsidiaries and the Brindleyplace JV as well as amounts related to noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.
     International Operations
     The British pound (“GBP”) is the functional currency for Company’s subsidiaries operating in the United Kingdom and the Russian rouble (“RUB”) is the functional currency for the Company’s subsidiaries operating in Russia. These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. During the six months ended June 30, 2011 and 2010, the Company recorded foreign currency translation adjustments of approximately $2.2 million and $28,000, respectively due to the effect of changes in exchange rates between the British pound, Russian rouble and the U.S. dollar.
     Impairment of Investment Property
     Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the six months ended June 30, 2011.
     Cash and Cash Equivalents
     The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.
     Restricted Cash
     As of June 30, 2011 and December 31, 2010, the Company had restricted cash of approximately $3.7 million and $348,000, respectively, related to certain escrows required by several of the Company’s mortgage agreements.
     Tenant and Other Receivables
     Tenant and other receivables are recorded at cost, net of any applicable allowance for doubtful accounts. As of June 30, 2011 and December 31, 2010, no such allowances have been recorded.
     In addition, as of June 30, 2011 and December 31, 2010, respectively, tenant and other receivables included $1.9 million and $1.2 million of receivables from the Company’s transfer agent related to shares of its stock that were issued, but the related proceeds had not yet been released to the Company.
     Deferred Leasing Costs
     Tenant inducement amortization was approximately $33,000 and $97,000 for the three and six months ended June 30, 2011, respectively and was recorded as a reduction to rental revenue. The Company recorded approximately $16,000 and $31,000 as amortization expense related to other direct leasing costs for the three and six months ended June 30, 2011, respectively.
     Deferred Financing Costs
     Deferred financing costs consist of direct costs incurred in obtaining debt financing, including the financing fees paid to the Advisor (see Note 7 — Related Party Transactions). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three and six months ended June 30, 2011, approximately $447,000 and $813,000, was amortized into interest expense, respectively.
     Other Assets
     Other assets was primarily made up of prepaid expenses and a $5.0 million deposit on a pending real estate acquisition as of June 30, 2011.
     Revenue Recognition
     The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $2.9 million and $1.6 million as of June 30, 2011 and December 31, 2010, respectively.
     Issuer Costs
     The Company reimburses the Advisor for any issuer costs related to the Offering that it pays on the Company’s behalf. From inception to June 30, 2011, issuer costs incurred by the Advisor on the Company’s behalf totaled $9.4 million, of which approximately $337,000 related to organizational issuer costs.
     Income Taxes
     In connection with the operation of its international properties, the Company has recorded a provision for foreign income taxes of approximately $767,000 and $1.1 million for the three and six months ended June 30, 2011, respectively, in accordance with tax laws and regulations.
     Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 2011, the Company had recorded a deferred tax asset of $1.0 million related to net operating loss carry-forwards, which was included in other assets in the accompanying condensed consolidated balance sheet.
     Redemption of Common Stock
     The Company has recorded liabilities of approximately $417,000 and $593,000 in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity.
     Per Share Data
     Net loss per common share is calculated by dividing the net loss attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.
     Reclassifications
     The Company made a reclassification in its condensed consolidated statement of cash flows for the six months ended June 30, 2010 to be consistent with the presentation for the six months ended June 30, 2011. Specifically, the Company reclassified $10.3 million of payments from increase in acquired intangible lease assets, net to investments in property and acquired lease intangibles, net. Management believes this change in presentation simplifies the cash flow statement by combining related line items, although it does not believe this change is necessary for the fair presentation of the Company’s financial statements.

     Recent Accounting Pronouncements
     In May 2011, FASB issued guidance on fair value measurements. This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS (International Financial Reporting Standards). The adoption of this guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. Management is currently evaluating this guidance and its potential impact on the Company.
     In June 2011, FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The adoption of this guidance is effective for interim and annual periods beginning after December 15, 2011 and is not expected to have a material effect on the Company’s financial statements.
3. INVESTMENT PROPERTY
     The Company makes real estate investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities. The table below provides information regarding the properties in which the Company owned interests as of June 30, 2011:

Direct Investments						Effective
Property	Location	Date Acquired	Leasable Square Feet	Percent Leased		Ownership (1)
17600 Gillette	Irvine, California	6/2010	98,925	100%		100%
Hock Plaza	Durham, North Carolina	9/2010	327,160	99%		100%
Southpark	Austin, Texas	10/2010	372,125	94%		100%
Fifty South Sixth	Minneapolis, Minnesota	11/2010	698,783	96%		100%
Stonecutter Court	London, England	3/2011	152,808	100%		100%
FM Logistic	Moscow, Russia	4/2011	748,578	100%		100%

Total for Directly-Owned Properties			2,398,379	98%

Indirect Investments
Brindleyplace Project	Birmingham, England	7/2010	560,207	96%		60%

Total for Indirectly-Owned Properties			560,207	96%

Total for All Properties			2,958,586	98	%(2)

(1)	This percentage shows the effective ownership of the Operating Partnership in the properties listed. On June 30, 2011, the Company owned a 99.97% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.03% interest in the Operating Partnership.

(2)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is also 98%.
     Investment property consisted of the following amounts (in thousands):

	June 30, 2011	December 31, 2010
Buildings and improvements	$593,472	$443,592
Less: accumulated depreciation	(10,617)	(3,893)

Buildings and improvements, net	582,855	439,699
Land	14,620	9,330

Investment property, net	$597,475	$449,029

As of June 30, 2011, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place Leases	Lease Assets	Lease Liabilities
Cost	$208,509	$36,319	$(9,224)
Less: accumulated amortization	(25,979)	(3,311)	1,760

Net	$182,530	$33,008	$(7,464)

As of December 31, 2010, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place Leases	Lease Assets	Lease Liabilities
Cost	$139,561	$34,000	$(6,674)
Less: accumulated amortization	(11,241)	(1,284)	748

Net	$128,320	$32,716	$(5,926)

     Amortization expense of in-place leases was $9.2 million and $16.7 million for the three and six months ended June 30, 2011, respectively. Amortization expense of in-place leases was approximately $46,000 for the three and six months ended June 30, 2010 and amortization of above-market leases was a decrease to rental revenue of approximately $62,000 for the three and six months ended June 30, 2010.
     Amortization of out-of-market leases for the three and six months ended June 30, 2011 was a decrease to rental revenue of approximately $547,000 and $1.1 million, respectively.
     Expected future amortization of in-place leases and out-of-market leases, net, for the following periods are as follows (in thousands):

	In-Place	Out-of-Market
	Leases	Leases, Net
July 1 through December 31, 2011	$18,205	$990
2012	27,941	2,659
2013	25,658	2,630
2014	23,797	2,609
2015	21,858	2,735
     Leases
     The company has entered into non-cancelable lease agreements with tenants for space. As of June 30, 2011, the approximate fixed future minimum rentals for the following periods are as follows (in thousands):

Fixed Future Minimum Rentals
July 1 through December 31, 2011	$33,337
2012	62,850
2013	61,147
2014	59,047
2015	57,323
Thereafter	208,509

Total	$482,213

     Of the Company’s total rental revenue for the six months ended June 30, 2011, approximately 18% was earned from a tenant in the accounting industry who has leases that expire in 2016, 2019 and 2024, approximately 13% was earned from a tenant in the legal services industry whose lease expires in 2016, and approximately 12% was earned from a tenant in the education services industry whose lease expires in 2019.
     Recent Acquisitions
     The amounts of real estate assets and lease intangibles recognized for Stonecutter Court and FM Logistic Industrial Park (“FM Logistic”) as of their respective acquisition dates were determined by allocating the purchase price as follows (in thousands):

	Stonecutter Court (1)	FM Logistic
Buildings and improvements	$90,677	$51,588
Land	—	5,320
In-place lease intangibles	53,317	15,780
Out-of-market lease intangibles, net	1,598	(1,840)

Total	$145,592	$70,848

(1)	These amounts were translated from GBP to U.S. dollars at a rate of $1.61 per GBP, based on the exchange rate in effect on the date of acquisition.
     The tables below include the amounts of revenue and net loss of Stonecutter Court and FM Logistic included in the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2011 as well as pro forma information that is presented assuming the Company completed both acquisitions on January 1, 2010. This pro forma information is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2010, nor does it purport to represent its future operations (in thousands):

	Results of		Pro forma results	Results of		Pro forma results
	operations for the		of operations for	operations for the		of operations for
	Three Months Ended	Pro forma	the Three Months	Three Months Ended	Pro forma	the Three Months
Stonecutter Court	June 30, 2011	Adjustments	Ended June 30, 2011	June 30, 2010	Adjustments	Ended June 30, 2010
Revenue	$2,576	$—	$2,576	$—	$2,576	$2,576
Net loss	$(4,579)	$—	$(4,579)	$—	$(2,089)	$(2,089)
Basic and diluted loss per common share			$(0.07)			$(0.15)

	Results of		Pro forma results	Results of		Pro forma results
	operations for the		of operations for	operations for the		of operations for
	Six Months Ended	Pro forma	the Six Months	Six Months Ended	Pro forma	the Six Months
Stonecutter Court	June 30, 2011	Adjustments	Ended June 30, 2011	June 30, 2010	Adjustments	Ended June 30, 2010
Revenue	$3,174	$1,955	$5,129	$—	$5,129	$5,129
Net loss	$(5,830)	$(3,592)	$(9,422)	$—	$(6,828)	$(6,828)
Basic and diluted loss per common share			$(0.17)			$(0.70)

			Pro forma			Pro forma
	Results of		results of	Results of		results of
	operations for		operations for	operations for		operations for
	the Three		the Three	the Three		the Three
	Months Ended	Pro forma	Months Ended	Months Ended	Pro forma	Months Ended
FM Logistic	June 30, 2011	Adjustments	June 30, 2011	June 30, 2010	Adjustments	June 30, 2010
Revenue	$1,518	$607	$2,125	$—	$2,125	$2,125
Net loss	$(203)	$(81)	$(284)	$—	$(284)	$(284)
Basic and diluted loss per common share			$—			$(0.02)

			Pro forma			Pro forma
	Results of		results of	Results of		results of
	operations for		operations for	operations for		operations for
	the Six Months		the Six Months	the Six Months		the Six Months
	Ended June 30,	Pro forma	Ended June 30,	Ended June 30,	Pro forma	Ended June 30,
FM Logistic	2011	Adjustments	2011	2010	Adjustments	2010
Revenue	$1,518	$2,709	$4,227	$—	$4,227	$4,227
Net loss	$(203)	$(362)	$(565)	$—	$(565)	$(565)
Basic and diluted loss per common share			$(0.01)			$(0.06)
     Probable Acquisitions
     Marlborough
          On June 1, 2011, a wholly-owned subsidiary of the Operating Partnership entered into a contract with Bel Marlborough I LLC and Bel Marlborough II LLC to acquire the Marlborough Campus, a complex of four interconnected office buildings located in Marlborough, Massachusetts. The sellers are not affiliated with the Company or its affiliates. Marlborough consists of 532,246 square feet of rentable area that is 100% leased to six tenants. The contract purchase price for Marlborough is expected to be approximately $103.0 million, exclusive of transaction costs, financing fees and working capital reserves. The Company expects to fund the acquisition using proceeds from the Offering along with the assumption of an existing $57.9 million mortgage loan with Bear Stearns Commercial Mortgage, Inc. The mortgage loan has an interest rate of 5.21% and matures in December 2014. The Company funded a nonrefundable $5.0 million earnest money deposit upon the signing of the agreement. The Company expects the closing of this acquisition to occur in the third quarter of 2011, subject to completing the assumption of the existing mortgage as well as a number of other closing conditions.
     Gogolevsky 11
          On July 18, 2011, a wholly-owned subsidiary of the Operating Partnership entered into a contract with Delamore Limited to acquire Gogolevsky 11, a nine-story office building located in Moscow, Russia. The sellers are not affiliated with the Company or its affiliates. Gogolevsky 11 consists of 85,740 square feet of rentable area that is 100% leased to six tenants. The contract purchase price for Gogolevsky 11 is expected to be approximately $96.1 million, exclusive of transaction costs, financing fees and working capital reserves. The Company expects to fund the acquisition using proceeds from its current public offering along with the assumption of an existing $40.0 million mortgage loan with Fibersoft Limited. The mortgage loan has an interest rate of LIBOR plus 6.25% per annum and matures in April 2021. The Company expects the closing of this acquisition to occur in the third quarter of 2011, subject to completing the assumption of a mortgage as well as a number of other closing conditions.
     250 Royall Street
          On August 1, 2011, a wholly-owned subsidiary of the Operating Partnership entered into a contract with Inland American Canton Royall, LLC to acquire 250 Royall Street, an office building located in Canton, Massachusetts. The seller is not affiliated with the Company or its affiliates. 250 Royall Street consists of 185,171 square feet of rentable area that is 100% leased to Computershare Limited. The contract purchase price for 250 Royall Street is expected to be approximately $57.0 million, exclusive of transaction costs, financing fees and working capital reserves. The Company funded a nonrefundable $2.0 million earnest money deposit upon the signing of the agreement. The Company expects to fund the acquisition using proceeds from the Offering. The Company expects the closing of this acquisition to occur in the third quarter of 2011, subject to completing a number of closing conditions.

     There can be no assurance that any of the acquisitions described above will be completed.
4. DEBT FINANCING
     The following table includes the Company’s outstanding notes payable as of June 30, 2011 and December 31, 2010 (in thousands, except interest rates):

	Origination
	or			Principal	Principal
	Assumption	Maturity		Outstanding at	Outstanding at
Description	Date	Date	Interest Rate	June 30, 2011	December 31, 2010
SECURED MORTGAGE DEBT
Brindleyplace Project	07/01/10	07/07/15	Variable(1)	$193,919	$187,296
Hock Plaza	09/08/10	12/06/15	5.58%	79,501	80,000
Southpark	10/19/10	12/06/16	5.67%	18,000	18,000
Fifty South Sixth	11/04/10	11/04/15	Variable(2)	95,000	95,000
Stonecutter Court	03/11/11	03/11/16	Variable(3)	90,800	—

TOTAL PRINCIPAL OUTSTANDING				477,220	380,296
Unamortized Discount (4)				(1,786)	(2,001)

NOTES PAYABLE				$475,434	$378,295

(1)	On July 1, 2010, subsidiaries of the Brindleyplace JV entered into a secured mortgage facility agreement in the aggregate amount of £121.1 million ($183.7 million assuming a rate of $1.52 per GBP based on the exchange rate in effect on the transaction date) with Eurohypo AG (“Eurohypo”). The amounts outstanding were translated from GBP to U.S. dollars at a rate of $1.60 and $1.55 per GBP as of June 30, 2011 and December 31, 2010, respectively. The loan has a floating interest rate of LIBOR plus a margin of 1.60%. Interest on approximately £90.8 million ($137.7 million assuming a rate of $1.52 per GBP based on the exchange rate in effect on the transaction date) of the loan balance was fixed at closing at 2.29% (3.89% including the 1.60% margin) through multiple 5-year interest rate swaps with Eurohypo. At June 30, 2011, the variable rate for the loan was 2.42%. See Note 5 — Derivative Instruments for additional information regarding the Company’s interest rate swaps.

(2)	This loan has a floating interest rate based on the higher of: (i) LIBOR, (ii) the Federal Funds Rate plus 0.5% or (iii) the Prime Rate. The Company entered into a five-year interest rate swap in order to fix the interest rate at 1.37% (3.62% including the 2.25% margin). At June 30, 2011, the variable rate for the loan was 2.44%. See Note 5 — Derivative Instruments for additional information regarding the Company’s interest rate swaps.

(3)	In connection with the acquisition of Stonecutter Court, a wholly-owned subsidiary of the Operating Partnership, entered into a secured facility agreement in the amount of £57.0 million ($92.0 million assuming a rate of $1.61 per GBP based on the closing date). The loan provides for quarterly installments for the repayment of principal of £313,500 ($506,100 assuming a rate of $1.61 per GBP based on the closing date). This loan has a variable interest rate based on LIBOR plus a margin of 2.08%. Principal and interest payments are due quarterly beginning on April 15, 2011 through maturity. The loan may be repaid in full prior to maturity, subject to a prepayment premium if it is repaid in the first four years, and is prepayable at par thereafter. This amount was translated from GBP to U.S. dollars at a rate of $1.60 per GBP as of June 30, 2011. The Company entered into an interest rate swap agreement, which effectively fixed the interest rate of this borrowing at 2.71% (4.79% including the 2.08% margin). See Note 5- Derivative Instruments for additional information regarding the Company’s interest rate swaps.

(4)	The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

     The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of June 30, 2011.
     Principal Payments on Notes Payable
     The Company is required to make the following principal payments on its outstanding notes payable for the period of July 1, 2011 through December 31, 2011, for each of the years ending December 31, 2012 through December 31, 2015 and for the period thereafter (in thousands):

	July 1 — December 31,	Payments due by Year
	2011	2012	2013	2014	2015	Thereafter
Principal payments	$1,505	$3,053	$3,126	$3,191	$366,584	$99,761
5. DERIVATIVE INSTRUMENTS
     The Company has entered into several interest rate swap contracts as economic hedges against the variability of future interest rates on its variable interest rate borrowings. These swaps effectively fixed the interest rates on each of the loans to which they relate. The Company has not designated any of these contracts as cash flow hedges for accounting purposes.
     The valuation of these instruments is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate contracts have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.
     The tables below provide additional information regarding each of the Company’s interest rate swap contracts (in thousands):

				Interest Rate
Effective Date	Expiration Date	Notional Amount		Received	Interest Rate Paid
July 7, 2010	July 7, 2015	$23,322	(1)	LIBOR	2.29%
July 7, 2010	July 7, 2015	$44,770	(1)	LIBOR	2.29%
July 7, 2010	July 7, 2015	$20,823	(1)	LIBOR	2.29%
July 7, 2010	July 7, 2015	$35,920	(1)	LIBOR	2.29%
July 7, 2010	July 7, 2015	$20,602	(1)	LIBOR	2.29%
November 4, 2010	November 4, 2015	$95,000		LIBOR	1.37%
March 11, 2011	March 11, 2016	$91,303	(1)	LIBOR	2.71%

(1)	The notional amounts reported are in USD and have been converted from GBP, at a rate of $1.60 per GBP as of June 30, 2011.

	Derivatives Fair Value
Derivatives not designated as hedging instruments for
accounting purposes:	June 30, 2011	December 31, 2010
Interest rate swap contracts- Asset	$1,335	$2,765
Interest rate swap contracts- Liability	(4,879)	(38)
Total derivatives, net	$(3,544)	$2,727

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Loss on interest rate swap contracts, net	$(8,313)	$—	$(6,380)	$—

Total	$(8,313)	$—	$(6,380)	$—

6. DISTRIBUTIONS
     With the authorization of its board of directors, the Company declared distributions to its stockholders and HALP for the period from October 20, 2009 through September 30, 2011. These distributions were or will be calculated based on stockholders of record for each day in an amount equal to $0.00191781 per share, per day, which based on a purchase price of $10 per share, would equate to a 7% annualized distribution rate if it were maintained every day for a twelve-month period.
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
     In addition, the Brindleyplace JV declared distributions in the amount of $1.9 million to Moorfield for the six months ended June 30, 2011, related to the operations of the Brindleyplace Project. The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests (HALP and Moorfield) for the six months ended June 30, 2011 and for each of the quarters ended during 2010, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands):

	Stockholders			Noncontrolling Interests
Distributions for the	Cash	Distributions
quarter ended	Distributions	Reinvested	Total Declared	Total Declared
2011
June 30, 2011	$4,969	$5,770	$10,739	$932
March 31, 2011	3,769	4,447	8,216	984

Total	$8,738	$10,217	$18,955	$1,916

2010
December 31, 2010	$2,806	$3,386	$6,192	$794
September 30, 2010	1,860	2,303	4,163	812
June 30, 2010	977	1,368	2,345	4
March 31, 2010	395	602	997	4

Total	$6,038	$7,659	$13,697	$1,614

7. RELATED PARTY TRANSACTIONS
     The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods below (in thousands):

	Incurred		Incurred		Unpaid as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Type and Recipient	2011	2010	2011	2010	2011	2010
Selling Commissions- Dealer Manager	$10,255	$6,654	$19,727	$10,825	$637	$663
Dealer Manager Fee- Dealer Manager	3,482	2,318	6,698	3,740	(82)	116
Issuer Costs- the Advisor	1,433	485	2,296	1,607	762	826
Acquisition Fee- the Advisor	1,417	407	4,353	407	—	—
Asset Management Fee- the Advisor	1,380	18	2,310	18	1,380	292
Debt Financing Fee- the Advisor	—	—	920	—	—	—
Other (1) — the Advisor	287	232	626	319	193	202
Property Management Fee- Hines	262	2	504	2	28	17
Leasing Fee- Hines	53	—	63	—	53	—
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	523	8	1,040	8	509	51

Due to Affiliates					$3,480	$2,167

(1)	Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses. These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

     Other Affiliate Transactions
     The Company receives rent under a lease of parking space with an affiliate of Hines at the Brindleyplace Project. Under this agreement, during the three and six months ended June 30, 2011, the Company recorded rental revenues of approximately $518,000 and $982,000, respectively. Further, the Company recorded receivables related to this agreement of approximately $170,000 and $350,000 as of June 30, 2011 and December 31, 2010, respectively, which is recorded in tenant and other receivables.
8. NONCONTROLLING INTERESTS
     On July 7, 2010, the Brindleyplace JV issued capital shares and Series B Convertible Preferred Equity Certificates (“CPEC”) to Moorfield as a result of its contributions. Distributions are declared and paid quarterly to Moorfield based on the distributable income of the Brindleyplace Project and payment of the distributions will be subject to the approval of the board of directors of the Brindleyplace JV. During the six months ended June 30, 2011, the Brindleyplace JV declared approximately $1.9 million of preferred dividends to Moorfield related to the CPECs. This amount was recorded in net loss attributable to noncontrolling interests in the accompanying condensed consolidated statement of operations and comprehensive loss and offsets approximately $2.5 million of net loss that was attributable to Moorfield during the six months ended June 30, 2011, related to the results of operations of the Brindleyplace JV.
9. FAIR VALUE MEASUREMENTS
     Derivative Instruments
     As described in Note 5 — Derivative Instruments, the Company entered into several interest rate swap contracts as economic hedges against the variability of future interest rates on its variable interest rate borrowings. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Eurohypo, PB Capital Corporation and Landesbank Baden-Württemberg. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.
     The following table sets forth the Company’s interest rate swap contracts which are measured at fair value on a recurring basis, by level within the fair value hierarchy as of June 30, 2011 and December 31, 2010 (all amounts are in thousands):

Basis of Fair Value Measurements
		Quoted Prices In	Significant
	Fair Value	Active Markets for	Other	Significant
	of Assets	Identical Items	Observable Inputs	Unobservable
Period	(Liabilities)	(Level 1)	(Level 2)	Inputs (Level 3)
June 30, 2011	$ (3,544)	$ —	$ (3,544)	$ —
December 31, 2010	$ 2,727	$ —	$ 2,727	$ —

Other Items
     Other Financial Instruments
     As of June 30, 2011, the Company estimated that the book values of its notes payable approximate their fair values, as the rates approximate those available to the Company on current terms. Other financial instruments include cash and cash equivalents, restricted cash, distributions receivable, tenant and other receivables, accounts payable and accrued expenses, other liabilities and distributions payable. The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.
10. REPORTABLE SEGMENTS
     The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has five reportable segments: 1) domestic office properties (three properties), 2) domestic industrial properties (one property), 3) international office properties (one property), 4) international mixed-use properties (Brindleyplace Project) and 5) international industrial properties (one property). During the six months ended June 30, 2011, the Company added the international office properties segment and the international industrial properties segment due to the acquisitions of Stonecutter Court and FM Logistic, respectively.
     The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total Revenue
Domestic office properties	$9,071	$133	$18,229	$133
Domestic industrial property	781	—	1,759	—
International office property	2,576	—	3,174	—
International mixed-use property	7,916	—	16,022	—
International industrial property	1,518	—	1,518	—

Total Revenue	$21,862	$133	$40,702	$133

Net Operating Income (1)
Domestic office properties	$5,589	$106	$11,227	$106
Domestic industrial property	473	—	1,157	—
International office property	2,261	—	2,784	—
International mixed-use property	5,153	—	10,359	—
International industrial property	1,242	—	1,242	—

Total Segment Net Operating Income	$14,718	$106	$26,769	$106

	June 30, 2011	December 31, 2010
Total Assets
Domestic office properties	$300,244	$308,354
Domestic industrial property	30,507	32,483
International office property	149,157	—
International mixed-use property	301,412	296,805
International industrial property	78,088	—
Corporate-level accounts	235,408	138,042

Total Assets	$1,094,816	$775,684

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Reconciliation to net loss
Total segment net operating income	$14,718	$106	$26,769	$106
Depreciation and amortization	(12,859)	(57)	(23,422)	(57)
Acquisition related expenses	(2,132)	(2,494)	(3,185)	(2,583)
Asset management and acquisition fees	(2,797)	(425)	(6,663)	(425)
General and administrative expenses	(856)	(465)	(1,609)	(775)
Gain on interest rate swap contracts	(8,313)	—	(6,380)	—
Other gains	(4)	—	22	—
Interest expense	(5,640)	—	(10,296)	—
Interest income	36	19	75	25

Net loss	$(17,847)	$(3,316)	$(24,689)	$(3,709)

(1)	Revenues less property operating expenses, real property taxes, property management fees and income taxes.
11. SUPPLEMENTAL CASH FLOW DISCLOSURES
Supplemental cash flow disclosures for the six months ended June 30, 2011 and 2010 (in thousands):

	2011	2010
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$8,383	$—
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$5,237	$966
Other receivables	$1,923	$1,856
Distributions reinvested	$9,450	$1,570
Shares tendered for redemption	$417	$20
12. COMMITMENTS AND CONTINGENCIES
     In accordance with the terms of the secured mortgage facility agreement with Eurohypo, the Brindleyplace JV is required to escrow a reserve in the amount of £3.5 million ($5.6 million assuming a rate of $1.60 per GBP as of June 30, 2011) for the refurbishment of one of the buildings of the Brindleyplace Project. The refurbishment is expected to commence in early 2012 and the reserve will be released in reimbursement of qualified costs related to the refurbishment. The reserve is required to be fully funded by January 2012. As of June 30, 2011, the Brindleyplace JV had funded £1.8 million ($2.8 million USD assuming a rate of $1.60 per GBP as of June 30, 2011) of this reserve, which was included in restricted cash in the condensed consolidated balance sheet.
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

13. SUBSEQUENT EVENTS
     Hines Corporate Properties II
     On July 20, 2011, the Company entered into a Master Agreement (the “HCP II JV Agreement”) with New York State Common Retirement Fund (“NYSCRF”) and Hines, setting forth the terms pursuant to which the parties intend to jointly invest in high-quality, build-to-suit and buy-to-suit real estate projects in the United States. The targeted projects may include Class A office projects and, to a lesser extent, medical office projects, located in major cities and primarily occupied by single-tenant users.
     Pursuant to the terms of the agreement, the Company will have the right, but not the obligation, to invest 30% of the required equity in all projects with a projected project cost in excess of $100 million, subject to the exception that, if the Company elects not to invest in any co-investment project, it will lose its co-investment rights for any and all future projects under the HCP II JV Agreement. Unless terminated earlier by NYSCRF, the investment period for the HCP II JV will terminate on the earlier of (i) July 20, 2014 or (ii) the date as of which substantially all of NYSCRF’s allocated capital ($450 million) has been committed. As stated earlier, the Company’s participation in projects under the HCP II JV Agreement is purely a right and not an obligation. The Company’s investment in any such project will be subject to the approval of its board of directors. There can be no assurances that the Company will invest any amounts under the HCP II JV Agreement.
     Extension of the Offering
     On July 18, 2011, the Company’s board of directors authorized the Company to postpone the termination of the Offering, which was originally due to expire on August 5, 2011, until August 5, 2012. In many states, the Company will need to renew the registration statement to continue the offering for this period. There is no guarantee that the Company will be able to extend the Offering in such states. The Company may further extend or terminate this Offering at any time.
     250 Royall Street
     On August 1, 2011, a wholly-owned subsidiary of the Company entered into an agreement to acquire 250 Royall Street. See Note 3 — Investment Property for additional information.
     Gogolevsky 11
     On July 18, 2011, a wholly-owned subsidiary of the Company entered into an agreement to acquire Gogolevsky 1. See Note 3 — Investment Property for additional information.

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
     The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:
•	We have a limited operating history or established financing sources, and the prior performance of other Hines affiliated entities may not be a good measure of our future results; therefore, there is no assurance we will be able to achieve our investment objectives;

•	Our current offering is a best efforts offering and as such, the risk that we will not be able to accomplish our business objectives and that the poor performance of a single investment will materially adversely affect our overall investment performance, will increase if we do not sell a substantial number of additional shares in the offering;

•	Whether we will have the opportunity to invest offering and distribution reinvestment plan proceeds to acquire properties or other investments or whether such proceeds will be needed to redeem shares; and if proceeds are available for investment, our ability to make such investments in a timely manner and at appropriate amounts that provide acceptable returns;

•	Competition for tenants and real estate investment opportunities, including competition with affiliates of Hines Interests Limited Partnership (“Hines”);

•	Our reliance on our Advisor, Hines and affiliates of Hines for our day-to-day operations and the selection of real estate investments, and our Advisor’s ability to attract and retain high-quality personnel who can provide service at a level acceptable to us;

•	Risks associated with conflicts of interests that result from our relationship with our Advisor and Hines, as well as conflicts of interests certain of our officers and directors face relating to the positions they hold with other entities;

•	The potential need to fund tenant improvements, lease-up costs or other capital expenditures, as well as increases in property operating expenses and costs of compliance with environmental matters or discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	The availability and timing of distributions we may pay is uncertain and cannot be assured;

•	In our initial quarters of operations, our distributions were paid using cash flows from financing activities, including proceeds from our initial public offering and proceeds from debt financings and some or all of the distributions we pay in the future may be paid from similar sources or sources such as cash advances by our Advisor or cash resulting from a waiver or deferral of fees. When we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced;

•	Risks associated with debt and our ability to secure financing;

•	Risks associated with adverse changes in general economic or local market conditions, including terrorist attacks and other acts of violence, which may affect the markets in which we and our tenants operate;

•	Catastrophic events, such as hurricanes, earthquakes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

•	The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments;

•	Changes in governmental, tax, real estate and zoning laws and regulations and the related costs of compliance and increases in our administrative operating expenses, including expenses associated with operating as a public company;

•	International investment risks, including the burden of complying with a wide variety of foreign laws and the uncertainty of such laws, the tax treatment of transaction structures, political and economic instability, foreign currency fluctuations, and inflation and governmental measures to curb inflation may adversely affect our operations and our ability to make distributions;

•	The lack of liquidity associated with our assets; and

•	Our ability to continue to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
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
Executive Summary
     Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines Global REIT Properties, LP (the “Operating Partnership”) were formed in December 2008 and January 2009, respectively, to invest in a diversified portfolio of quality commercial real estate properties and related investments in the United States and internationally. In August 2009, we commenced a $3.5 billion initial public offering of our common shares (the “Offering”) and have raised $690.5 million in gross proceeds from the Offering through June 30, 2011.
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
     As of June 30, 2011, we owned interests in seven properties. These properties consisted of three U.S. office properties, one mixed-use industrial/flex office park complex in Austin, Texas, one office property in London, England, one mixed-use office and retail complex in Birmingham, England and one industrial property in Moscow, Russia. These properties contain, in the aggregate, 3.0 million square feet of leasable space, and we believe each property is suitable for its intended purpose.
Critical Accounting Policies
     Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in “Management’s Discussion and Analysis of Financial Condition.” There have been no significant changes to our policies during 2011.
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
     As of June 30, 2011, we had consolidated cash and cash equivalents of $250.2 million, which were primarily generated by proceeds from the Offering. While we have experienced delays in investing the proceeds from the Offering, we intend to invest these and future proceeds raised as quickly and prudently as possible. Real estate investment transaction volume increased during 2010 and the first half of 2011, and estimated going-in capitalization rates or cap rates (ratio of the net projected operating income of a property in its initial fiscal year divided by the net purchase price) have fallen relative to their peaks in late 2009. In the current market there continues to be a significant amount of investment capital pursuing high-quality, well-located assets that generate stable cash flows causing aggressive competition and pricing for assets which match our investment strategy. This may continue to drive prices higher, resulting in lower cap rates and returns. One of our priorities is to monitor the returns being achieved from our real estate investments in relation to our distribution rate. If we continue to experience delays in investing the proceeds from the Offering, or if pricing for real estate investments continues to increase and returns continue to decrease, we may not be able to maintain our current rate of distributions.
     We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% — 70% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as we determine to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs, including the payment of distributions. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 50% or more than 70% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. Our portfolio was 42% leveraged as of June 30, 2011, based on the aggregate net purchase price of our real estate investments and cash and cash equivalents on hand as of that date.
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

     Cash Flows from Operating Activities
     Our real estate properties generate cash flow in the form of rental revenues, which are reduced by interest payments, direct leasing costs and property-level operating expenses. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we incur general and administrative expenses, asset management and acquisition fees and expenses.
     Net cash provided by operating activities for the six months ended June 30, 2011 was $13.5 million and primarily related to rental receipts offset by the payment of acquisition-related expenses, asset management fees, general and administrative expenses and property operating expenses. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from the Offering or other equity capital. During the six months ended June 30, 2011, we paid acquisition fees and acquisition-related expenses of $6.6 million.
     Cash Flows from Investing Activities
     Net cash used in investing activities for the six months ended June 30, 2011 was primarily due to the payment of $146.3 million related to the acquisition of Stonecutter Court and its related lease intangibles and $70.2 million related to the acquisition of FM Logistic and its related lease intangibles.
     In addition, during the six months ended June 30, 2011, we had an increase in restricted cash of $3.4 million. The increase was primarily related to escrows required by our outstanding mortgage loans.
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
     Cash Flows from Financing Activities
     Initial Public Offering
     During the six months ended June 30, 2011 and 2010, respectively, we raised proceeds of $267.7 million and $148.3 million from the Offering, excluding proceeds from the distribution reinvestment plan. In addition, during the six months ended June 30, 2011, we redeemed approximately $2.8 million in shares of our common stock through our redemption plan.
     We use our proceeds from the Offering to make certain payments to Hines Global REIT Advisors LP (the “Advisor”), the Dealer Manager and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the six months ended June 30, 2011 and 2010, respectively, we made payments of $29.0 million and $17.6 million, for selling commissions, dealer manager fees and issuer costs related to the Offering.
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
     With the authorization of our board of directors, we declared distributions to our stockholders and HALP for the period from October 20, 2009 through September 30, 2011. These distributions were or will be calculated based on stockholders of record for each day in an amount equal to $0.00191781 per share, per day, which based on a purchase price of $10 per share, would equate to a 7% annualized distribution rate if it were maintained every day for a twelve-month period. As discussed above, due to market conditions and delays in investing our offering proceeds, we may re-evaluate our level of distributions for the future and may not be able to maintain our current level of distributions.
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
     In addition, the Brindleyplace JV declared distributions in the amount of $1.9 million to Moorfield for the six months ended June 30, 2011, related to the operations the Brindleyplace Project. The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders (HALP and Moorfield) as well as the sources of payments (all amounts are in thousands):

				Noncontrolling
	Stockholders			Interests	Sources
							Cash Flows From
Distributions for the	Cash	Distributions	Total		Cash Flows From		Financing Activities
Three Months Ended	Distributions	Reinvested	Declared	Total Declared	Operating Activities		(1)
2011
June 30, 2011	$4,969	$5,770	$10,739	$932	$5,901	100%	$—	0%
March 31, 2011	3,769	4,447	8,216	984	4,753	100%	—	0%

Total	$8,738	$10,217	$18,955	$1,916	$10,654	100%	$—	0%

2010
December 31, 2010	$2,806	$3,386	$6,192	$794	$—	0%	$3,600	100%
September 30, 2010	1,860	2,303	4,163	812	—	0%	2,672	100%
June 30, 2010	977	1,368	2,345	4	—	0%	981	100%
March 31, 2010	395	602	997	4	—	0%	399	100%

Total	$6,038	$7,659	$13,697	$1,614	$—	0%	$7,652	100%

(1)	Cash flows from financing activities includes proceeds from the Offering, equity capital contributions from Moorfield and proceeds from debt financings.
     Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we have funded these fees and expenses with proceeds from the Offering or equity capital contributions from Moorfield. During the six months ended June 30, 2011, we paid approximately $4.4 million of acquisition fees and $2.2 million of acquisition-related expenses. During the year ended December 31, 2010, we paid $10.0 million of acquisition fees and $15.5 million of acquisition-related expenses.
     Debt Financings
     During the six months ended June 30, 2011, we entered into a £57.0 million mortgage loan ($92.0 million at a rate of $1.61 per GBP based on the transaction date) related to our acquisition of Stonecutter Court. This loan requires quarterly interest payments and quarterly installments for the repayment of principal of £313,500 ($506,055 assuming a rate of $1.61 per GBP based on the transaction date). In addition, during the six months ended June 30, 2011, we made payments of $2.0 million for financing costs related to this mortgage loan.
     Contributions From Noncontrolling Interests
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

Results of Operations
     Our results of operations for the three and six months ended June 30, 2011 and 2010 are not comparable as we did not make our first real estate investment until June 2010. Further, our results of operations for the three and six months ended June 30, 2011 are not indicative of those expected in future periods as we are currently in the acquisition stage of our life cycle. Amounts recorded in our condensed consolidated statements of operations for the three and six months ended June 30, 2011 and June 30, 2010 are due to the following:
•	Total revenues, property operating expenses, real property taxes, property management fees, depreciation and amortization, interest expense and income taxes relate to the operation of our acquired properties.

•	Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods.

•	We pay monthly asset management fees to the Advisor based on the amount of net equity capital invested in real estate investments, and pay acquisition fees to the Advisor based on the purchase prices of our real estate investments. Acquisition fees incurred for the three and six months ended June 30, 2011 were $1.4 million and $4.4 million, respectively, related to the acquisitions of Stonecutter Court and FM Logistic. Asset management fees incurred for three and six months ended June 30, 2011 were approximately $1.4 million and $2.3 million, respectively. Acquisition fees and asset management fees incurred during the three and six months ended June 30, 2010 totaled $425,000.

•	General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and may increase in the future as we continue to raise capital and make additional real estate investments.

•	We have entered into several interest rate swap contracts, as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair values in the accompanying condensed consolidated balance sheet as of June 30, 2011. The loss on interest rate swap contracts recorded during the six months ended June 30, 2011 is the result of changes in the fair values of interest rate swaps. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding certain risks related to our derivatives, such as the risk of counterparty non-performance.

•	During the six months ended June 30, 2011, we allocated $2.5 million of the net loss of the Brindleyplace JV to Moorfield, based on its ownership in the Brindleyplace JV. In addition, during the six months ended June 30, 2011, the Brindleyplace JV declared $1.9 million of preferred dividends to Moorfield related to the Convertible Preferred Equity Certificates (“CPEC”). This amount was recorded in net loss attributable to noncontrolling interests in the accompanying condensed consolidated statement of operations and comprehensive loss and offsets the net loss that was attributable to Moorfield during the quarter related to the results of operations of the Brindleyplace JV. The remaining amount of loss attributable to noncontrolling interests relates to our allocation of the net loss of the Operating Partnership to HALP, based on its 0.03% ownership in the Operating Partnership.
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
     In addition to FFO, management uses modified funds from operations (“MFFO”) as defined by the Investment Program Association (“IPA”) as a non-GAAP supplemental financial performance measure to evaluate our operating performance. MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are appropriate. Some of these adjustments relate to changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO. These changes have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives, the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment, non-cash impairment charges and certain other items as described in the footnotes below. Management uses MFFO to evaluate the financial performance of our investment portfolio, including the impact of potential future investments. In addition, management uses MFFO to evaluate and establish our distribution policy and the sustainability thereof. Further, we believe MFFO is one of several measures that may be useful to investors in evaluating the potential performance of our portfolio following the conclusion of the acquisition phase, as it excludes acquisition fees and expenses, as described below.
     FFO and MFFO should not be considered as alternatives to net income (loss) or to cash flows from operating activities, but rather should be reviewed in conjunction with these and other GAAP measurements. In addition, FFO and MFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs. Please see the limitations listed below associated with the use of MFFO:
•	As we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments that are increases to MFFO are, and may continue to be, a significant use of cash and dilutive to the value of an investment in our shares.

•	MFFO excludes acquisition expenses and acquisition fees payable to our Advisor. Although these amounts reduce net income, we fund such costs with proceeds from our offering and acquisition-related indebtedness and do not consider these fees in the evaluation of our operating performance and determining MFFO.

•	MFFO excludes gains (losses) related to changes in estimated values of derivative instruments related to our interest rate swaps. Although we expect to hold these instruments to maturity, if we were to settle these instruments currently, it would have an impact on our operating performance.

•	Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

•	Our business is subject to volatility in the real estate markets and general economic conditions, and adverse changes in those conditions could have a material adverse impact on our business, results of operations and MFFO. Accordingly, the predictive nature of MFFO is uncertain and past performance may not be indicative of future results.
     The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the three and six months ended June 30, 2011 and 2010. As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the two periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(17,847)	$(3,316)	$(24,689)	$(3,709)
Depreciation and amortization (1)	12,859	57	23,422	57
Adjustments for noncontrolling interests (2)	94	838	(1,795)	842

Funds from operations	(4,894)	(2,421)	(3,062)	(2,810)
Loss on derivative instruments (3)	8,313	—	6,380	—
Other components of revenues and expenses (4)	626	62	230	62
Acquisition fees and expenses (5)	3,479	2,901	7,448	2,990
Adjustments for noncontrolling interests (2)	(1,490)	(826)	(652)	(826)

Modified Funds From Operations	$6,034	$(284)	$10,344	$(584)

Basic and Diluted Loss Per Common Share	$(0.27)	$(0.18)	$(0.44)	$(0.29)
Funds From Operations Per Common Share	$(0.08)	$(0.18)	$(0.06)	$(0.29)
Modified Funds From Operations Per Common Share	$0.10	$(0.02)	$0.19	$(0.06)
Weighted Average Shares Outstanding	61,540	13,643	54,609	9,785

Notes to the table:

(1)	Represents the depreciation and amortization of various real estate assets. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO.

(2)	Includes income attributable to noncontrolling interests and all adjustments to eliminate the noncontrolling interests’ share of the adjustments to convert our net loss to FFO and MFFO.

(3)	Represents components of net loss related to the estimated changes in the values of our interest rate swap derivatives. We have excluded these changes in value from our evaluation of our operating performance and MFFO because we expect to hold the underlying instruments to their maturity and accordingly the interim gains or losses will remain unrealized.

(4)	Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and six months ended June 30, 2011 and 2010 (in thousands) :

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Straight-line rent adjustment (a)	$(81)	$—	$(1,217)	$—
Amortization of lease incentives (b)	33	—	97	—
Amortization of out-of-market leases (b)	546	62	1,126	62
Other	128	—	224	—

	$626	$62	$230	$62

(a)	Represents the adjustments to rental revenue as required by GAAP to recognize minimum lease payments on a straight-line basis over the respective lease terms. We have excluded these adjustments from our evaluation of our operating performance and in determining MFFO because we believe that the rent that is billable during the current period is a more relevant measure of our operating performance for such period.

(b)	Represents the amortization of lease incentives and out-of-market leases.
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
•	Amortization of deferred financing costs was approximately $447,000 and $813,000 for the three and six months ended June 30, 2011.
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
Off-Balance Sheet Arrangements
     As of June 30, 2011 and December 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Recent Developments and Subsequent Events
     Extension of the Offering
     On July 18, 2011, our board of directors authorized us to postpone the termination of the Offering, which was originally due to expire on August 5, 2011, until August 5, 2012. In many states, we will need to renew the registration statement to continue the offering for this period. There is no guarantee that we will be able to extend the offering in such states. We may further extend or terminate this offering at any time.
     Hines Corporate Properties II
     On July 20, 2011, we entered into a Master Agreement (the “HCP II JV Agreement”) with New York State Common Retirement Fund (“NYSCRF”) and Hines, setting forth the terms pursuant to which the parties intend to jointly invest in high-quality, build-to-suit and buy-to-suit real estate projects in the United States. The targeted projects may include Class A office projects and, to a lesser extent, medical office projects, located in major cities and primarily occupied by single-tenant users.
     Pursuant to the terms of the agreement, we will have the right, but not the obligation, to invest 30% of the required equity in all projects with a projected project cost in excess of $100 million, subject to the exception that, if we elect not to invest in any co-investment project, we will lose our co-investment rights for any and all future projects under the HCP II JV Agreement. Unless terminated earlier by NYSCRF, the investment period for the HCP II JV will terminate on the earlier of (i) July 20, 2014 or (ii) the date as of which substantially all of NYSCRF’s allocated capital ($450 million) has been committed. As stated earlier, our participation in projects under the HCP II JV Agreement is purely a right and not an obligation. Our investment in any such project will be subject to the approval of its board of directors. There can be no assurances that we will invest any amounts under the HCP II JV Agreement.
     Gogolevsky 11
     On July 18, 2011, a wholly-owned subsidiary of the Operating Partnership entered into a contract with Delamore Limited to acquire Gogolevsky 11, a nine-story office building located in Moscow, Russia. The sellers are not affiliated with us or our affiliates. Gogolevsky 11 consists of 85,740 square feet of rentable area that is 100% leased to six tenants. The contract purchase price for Gogolevsky 11 is expected to be approximately $96.1 million, exclusive of transaction costs, financing fees and working capital reserves. We expect to fund the acquisition using proceeds from our current public offering along with the assumption of an existing $40.0 million mortgage loan with Fibersoft Limited. The mortgage loan has an interest rate of LIBOR plus 6.25% per annum and matures in April 2021. We expect the closing of this acquisition to occur in the third quarter of 2011, subject to completing the assumption of a mortgage as well as a number of other closing conditions.
     250 Royall Street
     On August 1, 2011, a wholly-owned subsidiary of the Operating Partnership entered into a contract with Inland American Canton Royall, LLC to acquire 250 Royall Street, an office building located in Canton, Massachusetts. The seller is not affiliated with us or our affiliates. 250 Royall Street consists of 185,171 square feet of rentable area that is 100% leased to Computershare Limited. The contract purchase price for 250 Royall Street is expected to be approximately $57.0 million, exclusive of transaction costs, financing fees and working capital reserves. We expect to fund the acquisition using proceeds from the Offering. We expect the closing of this acquisition to occur in the third quarter of 2011, subject to completing a number of closing conditions.
     There can be no assurances that any of the acquisitions described above will be completed.

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
     We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates and, in some cases, with the ability to convert variable rates to fixed rates via interest rate swaps. We have and may continue to enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We are exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts. In the event of non-performance by the counterparty, if we were not able to replace these swaps, we would be subject to the variability of interest rates on the total amount of debt outstanding under the mortgage.
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
     We currently have two investments in England, and as a result are subject to risk from the effects of exchange rate movements of the British pound and U.S. dollar, which may affect future costs and cash flows. However, as described above, we entered into a British pound denominated mortgage loan on these investments, which provides a natural hedge with regard to changes in exchange rates between the British pound and U.S. dollar. We are currently a net receiver of British pounds (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to British pounds. During the six months ended June 30, 2011, we had no currency transactions which resulted in significant gains or losses being recorded in our condensed consolidated statements of operations. Based upon our equity ownership in the Brindleyplace JV and our ownership of Stonecutter Court as of June 30, 2011, holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the British pound and U.S. dollar would have decreased the net book value of our investments in England by an aggregate of $13.2 million and would have increased the aggregate net loss of the England properties for the six months ended June 30, 2011, by approximately $1.2 million.
     We currently have one investment in Russia, and as a result are subject to risk from the effects of exchange rate movements of the Russian rouble and U.S. dollar. During the six months ended June 30, 2011, we had no currency transactions which resulted in significant gains or losses being recorded in our condensed consolidated statements of operations. Based upon our ownership of FM Logistic as of June 30, 2011, holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the Russian rouble and U.S. dollar would have decreased the net book value of our investments in Russia by an aggregate of $7.2 million.
     As of June 30, 2011, we had consolidated cash and cash equivalents of $250.2 million, which were primarily generated by proceeds from the Offering. While we have experienced delays in investing the proceeds from the Offering, we intend to invest these and future proceeds raised as quickly and prudently as possible. Real estate investment transaction volume increased during 2010 and the first half of 2011, and estimated going-in capitalization rates or cap rates (ratio of the net projected operating income of a property in its initial fiscal year divided by the net purchase price) have fallen relative to their peaks in late 2009. In the current market there continues to be a significant amount of investment capital pursuing high-quality, well-located assets that generate stable cash flows causing aggressive competition and pricing for assets which match our investment strategy. This may continue to drive prices higher, resulting in lower cap rates and returns. One of our priorities is to monitor the returns being achieved from our real estate investments in relation to our distribution rate. If we continue to experience delays in investing the proceeds from the Offering, or if pricing for real estate investments continues to increase and returns continue to decrease, we may not be able to maintain our current rate of distributions.
     We invest proceeds we receive from the Offering in short-term, highly-liquid investments until we use such funds to make real estate investments. Although we do not expect that income we earn on these temporary investments will be substantial, our earnings will be subject to the fluctuations of interest rates and their effect on these investments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Change in Internal Controls
     No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of August 15, 2011, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.
Item 1A. Risk Factors
     We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A of our 2010 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended June 30, 2011, we did not sell or issue any equity securities that were not registered under the Securities Act.
     All eligible requests for redemption for the three months ended June 30, 2011 were redeemed using proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

				Maximum Number of
			Total Number of	Shares
			Shares	that May Yet be
			Purchased as Part of	Purchased
	Total Number of		Publicly Announced	Under the Plans or
	Shares	Average Price Paid	Plans	Programs
Period	Reedemed	per Share	or Programs	(1)
April 1, 2011 to April 30, 2011	113,837	9.27	113,837	62,776
May 1, 2011 to May 31, 2011	59,517	9.61	59,517	126,531
June 1, 2011 to June 30, 2011	28,872	9.25	28,872	178,323

Total	202,226		202,226

(1)	Our share redemption program was first announced at the commencement of our initial public offering in August 2009. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the lesser of the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. This amount represents the number of shares available for redemption on June 30, 2011, other than with respect to requests made in connection with the death or disability of a stockholder. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder, as was the case with all of the shares listed in the table.
Use of Proceeds from Registered Securities
     On August 5, 2009, the Registration Statement on Form S-11 (File No. 333-156742) for the Offering, was declared effective under the Securities Act of 1933. The Offering commenced on August 5, 2009 and is currently expected to terminate on or before August 5, 2012, unless extended by our board of directors.
     From August 5, 2009 through the six months ended June 30, 2011, we raised gross proceeds of $672.6 million through the sale of 67.6 million shares to the public in connection with the Offering, excluding $16.0 million through the issuance of 1.7 million shares sold through our distribution reinvestment plan. During that time, we paid $65.7 million of selling commissions and dealer manager fees and $8.6 million of issuer costs related to the Offering. The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by our Chairman, Jeffrey C. Hines and his father,

Gerald D. Hines. Net proceeds, from August 5, 2009 through June 30, 2011, available for investment after the payment of the costs described above were $598.3 million. We used $351.8 million to make investments in real estate, including acquisition fees and expenses and financing fees and expenses. The remaining portion of our proceeds was used for general and administrative expenses and to provide working capital for our real estate investments. Additionally, in our initial quarters of operations, and from time to time thereafter, we did not generate sufficient cash flow from operations to fully fund distributions paid. From inception through December 31, 2010, as discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition, Liquidity and Results of Operations- Financial Condition, Liquidity and Capital Resources- Distributions” a portion of our distributions were funded with proceeds from the Offering.
     See “Management’s Discussion and Analysis of Financial Condition, Liquidity and Results of Operations — Financial Condition, Liquidity and Capital Resources “ elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our cash flows.
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

HINES GLOBAL REIT, INC.
August 15, 2011	/s/ CHARLES N. HAZEN
Charles N. Hazen
President and Chief Executive Officer

August 15, 2011	/s/ SHERRI W. SCHUGART
Sherri W. Schugart
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.	Description
3 .1	Articles of Amendment and Restatement of Hines Global REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registration Statement on August 3, 2009 and incorporated by reference herein)

3 .2	Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on March 18, 2009 and incorporated by reference herein)

4 .1	Hines Global REIT, Inc. Distribution Reinvestment Plan (included in the Prospectus as Appendix C)

31 .1*	Certification

31 .2*	Certification

32 .1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101 **	The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August [ ], 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith

**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.