Form 10-Q
period 2011-09-30
Hines Global REIT, Inc.
filed 2011-11-14
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes ☒   No ☐

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

Yes ☐   No ☒

As of November 7, 2011, approximately 84.5 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Removed and Reserved	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

SIGNATURES
Certification
Certification
Certification of CEO & CFO pursuant to Section 906
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2011	December 31, 2010

	(In thousands, except per share amounts)
ASSETS
Investment property, net	$688,450	$449,029
Cash and cash equivalents	229,425	146,953
Restricted cash	4,792	348
Interest rate swap contracts	-	2,765
Tenant and other receivables	11,039	7,876
Intangible lease assets, net	237,050	161,036
Deferred leasing costs, net	1,662	622
Deferred financing costs, net	7,606	6,502
Other assets	8,148	553
Total Assets	$1,188,172	$775,684

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$20,683	$13,622
Due to affiliates	2,660	2,167
Intangible lease liabilities, net	8,371	5,926
Other liabilities	13,121	8,020
Interest rate swap contracts	13,006	38
Distributions payable	6,408	3,231
Notes payable	507,823	378,295
Total Liabilities	572,072	411,299

Commitments and contingencies (Note 12)	-	-

Equity:
Stockholders' equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2011 and December 31, 2010	-	-
Common stock, $.001 par value; 1,500,000 shares authorized, 80,303 and 41,287 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	80	41
Additional paid-in capital	666,907	350,561
Accumulated deficit	(67,688)	(25,873)
Accumulated other comprehensive income (loss)	(17,371)	1,347
Total stockholders' equity	581,928	326,076
Noncontrolling interests	34,172	38,309
Total equity	616,100	364,385
Total Liabilities and Equity	$1,188,172	$775,684

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Three and Nine Months Ended September 30, 2011 and 2010
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

	(In thousands, except per share amounts)
Revenues:
Rental revenue	$21,913	$7,339	$59,350	$7,472
Other revenue	1,726	532	4,990	533
Total revenues	23,639	7,871	64,340	8,005
Expenses:
Property operating expenses	4,189	1,499	12,694	1,508
Real property taxes	1,695	146	4,984	161
Property management fees	565	222	1,579	224
Depreciation and amortization	13,834	6,400	37,256	6,457
Acquisition related expenses	634	12,823	3,819	15,406
Asset management and acquisition fees	4,692	5,803	11,354	6,228
General and administrative	868	463	2,477	1,240
Total expenses	26,477	27,356	74,163	31,224
Loss before other income (expenses) and provision for income taxes	(2,838)	(19,485)	(9,823)	(23,219)
Other income (expenses):
Loss on interest rate swap contracts, net	(9,782)	(3,733)	(16,163)	(3,733)
Other gains (losses)	14	(3)	36	(3)
Interest expense	(5,937)	(2,009)	(16,233)	(2,009)
Interest income	32	48	107	73
Loss before provision for income taxes	(18,511)	(25,182)	(42,076)	(28,891)
Provision for income taxes	(514)	(373)	(1,638)	(373)
Net loss	(19,025)	(25,555)	(43,714)	(29,264)
Net loss attributable to noncontrolling interests	1,270	7,539	1,899	8,367
Net loss attributable to common stockholders	$(17,755)	$(18,016)	$(41,815)	$(20,897)
Basic and diluted loss per common share:	$(0.24)	$(0.76)	$(0.68)	$(1.45)
Distributions declared per common share:	$0.18	$0.18	$0.52	$0.52
Weighted average number of common shares outstanding	74,644	23,596	61,360	14,371

Net comprehensive loss:
Net loss	$(19,025)	$(25,555)	$(43,714)	$(29,264)
Other comprehensive income (loss):
Foreign currency translation adjustment	(20,342)	4,266	(18,094)	4,294
Net comprehensive loss	(39,367)	(21,289)	(61,808)	(24,970)
Net comprehensive loss attributable to noncontrolling interests	1,999	5,856	1,275	6,673
Net comprehensive loss attributable to common stockholders	$(37,368)	$(15,433)	$(60,533)	$(18,297)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2011 and 2010
(UNAUDITED)
(In thousands)

	Hines Global REIT, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests
Balance as of January 1, 2011	41,287	$41	$350,561	$(25,873)	$1,347	$326,076	$38,309
Issuance of common shares	39,490	39	393,409	-	-	393,448	-
Distributions declared	-	-	(32,124)	-	-	(32,124)	(11)
Distributions on Convertible Preferred Equity Certificates ("CPEC")	-	-	-	-	-	-	(2,851)
Redemption of Common Shares	(474)	-	(4,586)	-	-	(4,586)	-
Selling commissions and dealer manager fees	-	-	(37,177)	-	-	(37,177)	-
Issuer costs	-	-	(3,176)	-	-	(3,176)	-
Net loss	-	-	-	(41,815)	-	(41,815)	(1,899)
Foreign currency translation adjustment	-	-	-	-	(18,718)	(18,718)	624
Balance as of September 30, 2011	80,303	$80	$666,907	$(67,688)	$(17,371)	$581,928	$34,172

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests
Balance as of January 1, 2010	3,276	$3	$26,012	$(408)	$-	$25,607	$33
Issuance of common shares	25,550	26	254,701	-	-	254,727	-
Contributions from noncontrolling interests	-	-	-	-	-	-	44,925
Distributions declared	-	-	(7,505)	-	-	(7,505)	(11)
Distributions on Convertible Preferred Equity Certificates ("CPEC")	-	-	-	-	-	-	(808)
Redemption of common shares	(17)	-	(873)	-	-	(873)	-
Selling commissions and dealer manager fees	-	-	(24,566)	-	-	(24,566)	-
Issuer costs	-	-	(2,276)	-	-	(2,276)	-
Net loss	-	-	-	(20,897)	-	(20,897)	(8,367)
Foreign currency translation adjustment	-	-	-	-	2,601	2,601	1,693
Balance as of September 30, 2010	28,809	$29	$245,493	$(21,305)	$2,601	$226,818	$37,465

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2011 and 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(43,714)	$(29,264)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	40,735	6,989
Loss on interest rate swap contracts	16,163	3,729
Changes in assets and liabilities:
Change in other assets	76	(362)
Change in tenant and other receivables	(972)	(2,015)
Change in deferred leasing costs	(1,222)	(261)
Change in accounts payable and accrued expenses	5,516	4,731
Change in other liabilities	4,383	1,870
Change in due to affiliates	1,191	2,202
Net cash from operating activities	22,156	(12,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in property and acquired lease intangibles, net	(331,248)	(315,523)
Deposits on investment property	(6,108)	(26,000)
Increase in restricted cash	(4,556)	(44)
Net cash from investing activities	(341,912)	(341,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	376,752	249,625
Contribution from noncontrolling interests	-	44,925
Redemption of common shares	(4,501)	(170)
Payments of issuer costs	(3,757)	(3,990)
Payment of selling commissions and dealer manager fees	(37,349)	(24,432)
Distributions paid to stockholders and noncontrolling interests	(15,773)	(2,646)
Proceeds from notes payable	92,009	183,657
Payments on notes payable	(1,757)	-
Change in security deposit liability	(10)	44
Deferred financing costs paid	(2,396)	(3,449)
Net cash from financing activities	403,218	443,564
Effect of exchange rate changes on cash	(990)	532
Net change in cash and cash equivalents	82,472	90,148
Cash and cash equivalents, beginning of period	146,953	28,168
Cash and cash equivalents, end of period	$229,425	$118,316

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2011 and 2010

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2010 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of September 30, 2011, the results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

On August 5, 2009, the Company commenced its initial public offering of up to $3.5 billion in shares of common stock for sale to the public (the “Offering”) through which it has received gross offering proceeds of $806.1 million from the sale of 80.9 million shares through September 30, 2011. The Company engaged Hines Real Estate Investments, Inc., (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. The Company has and intends to continue to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Properties purchased by the Company may have varying uses including office, retail, industrial, multi-family residential and hospitality or leisure. The Company may invest in operating properties, properties under development, and undeveloped properties such as land. In addition, the Company may also make other real estate investments including investments in equity or debt interests, which may include securities in other real estate entities and debt related to real estate.

The Company made its initial real estate investment in June 2010 and owned interests in nine properties as of September 30, 2011. These properties consisted of four U.S. office properties, one mixed-use industrial/flex office park complex in Austin, Texas, one office property in London, England, one office property in Moscow, Russia, one mixed-use office and retail complex in Birmingham, England and one industrial complex located in Moscow, Russia. These properties contain, in the aggregate, 3.2 million square feet of leasable space.

Noncontrolling Interests

On January 7, 2009, the Company and Hines Global REIT Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines Global REIT Properties, LP (the “Operating Partnership”). The Company conducts substantially all of its operations through the Operating Partnership. As of September 30, 2011 and December 31, 2010, HALP owned a 0.03% and 0.1% interest in the Operating Partnership, respectively.

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

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Described below are certain of the Company’s significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a complete listing of all of its significant accounting policies.

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

International Operations

The British pound (“GBP”) is the functional currency for Company’s subsidiaries operating in the United Kingdom and the Russian rouble (“RUB”) is the functional currency for the Company’s subsidiaries operating in Russia. These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. During the nine months ended September 30, 2011 and 2010, the Company recorded unrealized loss on foreign currency translation adjustments of $18.1 million and unrealized gain on foreign currency translation adjustments of $4.3 million, respectively due to the effect of changes in exchange rates between the British pound, Russian rouble and the U.S. dollar.

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the nine months ended September 30, 2011.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

As of September 30, 2011 and December 31, 2010, the Company had restricted cash of approximately $4.8 million and $348,000, respectively, related to certain escrows required by several of the Company’s mortgage agreements. Specifically, $3.7 million of the restricted cash related to a reserve that the Brindleyplace JV is required to fund. See Note 12 – Commitments and Contingencies for additional information.

Tenant and Other Receivables

Tenant and other receivables are recorded at cost, net of any applicable allowance for doubtful accounts.  As of September 30, 2011 and December 31, 2010, no such allowances have been recorded.

In addition, as of September 30, 2011 and December 31, 2010, respectively, tenant and other receivables included $1.9 million and $1.2 million of receivables from the Company’s transfer agent related to shares of its stock that were issued, but the related proceeds had not yet been released to the Company.

Deferred Leasing Costs

Tenant inducement amortization was approximately $35,000 and $132,000 for the three and nine months ended September 30, 2011, respectively and was recorded as a reduction to rental revenue. The Company recorded approximately $27,000 and $58,000 as amortization expense related to other direct leasing costs for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2010, amortization of deferred leasing costs was insignificant.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing, including the financing fees paid to the Advisor (see Note 7 – Related Party Transactions). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended September 30, 2011 and 2010, approximately $449,000 and $160,000, was amortized into interest expense, respectively. For the nine months ended September 30, 2011 and 2010, approximately $1.3 million and $160,000 was amortized into interest expense, respectively.

Other Assets

As of September 30, 2011, other assets was primarily made up of prepaid expenses at several of the Company’s properties and $6.1 million in deposits paid in relation to the acquisition of the Marlborough Campus, an office property located in Marlborough, Massachusetts. This acquisition was completed on October 28, 2011. See Note 13 - Subsequent Events for additional information.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of September 30, 2011 and December 31, 2010, respectively, the Company recorded liabilities of $12.1 million, and $7.5 million related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheet. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $3.9 million and $1.6 million as of September 30, 2011 and December 31, 2010, respectively. Straight-line rent receivable consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

     Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Issuer Costs

The Company reimburses the Advisor for any issuer costs related to the Offering that it pays on the Company’s behalf. From inception to September 30, 2011, issuer costs incurred by the Advisor on the Company’s behalf totaled $10.2 million, of which approximately $337,000 related to organizational issuer costs.

Income Taxes

In connection with the operation of its international properties, the Company has recorded a provision for foreign income taxes of approximately $514,000 and $373,000 for the three months ended September 30, 2011 and 2010, respectively, in accordance with tax laws and regulations. The Company recorded a provision for foreign income taxes of approximately $1.6 million and $373,000 for the nine months ended September 30, 2011 and 2010, respectively, in accordance with tax laws and regulations.

Deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and net operating loss carry-forward. As of September 30, 2011 and December 31, 2010, respectively, the Company had recorded deferred tax assets of approximately $886,000 and $104,000, which were included in other assets in the accompanying condensed consolidated balance sheet.

Redemption of Common Stock

The Company has recorded liabilities of approximately $675,000 and $593,000 in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity.

Per Share Data

Net loss per common share is calculated by dividing the net loss attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Reclassifications

The Company made a reclassification in its condensed consolidated statement of cash flows for the nine months ended September 30, 2010 to be consistent with the presentation for the nine months ended September 30, 2011. Specifically, the Company reclassified $109.9 million of payments from increase in acquired intangible lease assets, net to investments in property and acquired lease intangibles, net. Management believes this change in presentation simplifies the cash flow statement by combining related line items, although it does not believe this change is necessary for the fair presentation of the Company’s financial statements.

The Company made a reclassification in its condensed consolidated statement of equity for the nine months ended September 30, 2010 to be consistent with the presentation for the nine months ended September 30, 2011. Specifically, the Company reclassified approximately $808,000 of distributions from distributions declared to distributions on convertible preferred equity certificates. Management believes this change in presentation improves the comparability of the equity statement, although it does not believe this change is necessary for the fair presentation of the Company’s financial statements.

Recent Accounting Pronouncements

In May 2011, FASB issued guidance on fair value measurements. This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS (International Financial Reporting Standards). The adoption of this guidance is effective prospectively for interim and annual periods beginning after December 15, 2011 and is not expected to have a material effect on the Company’s financial statements.

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

3. INVESTMENT PROPERTY

The Company makes real estate investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities. The table below provides information regarding the properties in which the Company owned interests as of September 30, 2011:

Direct Investments
Property	Location	Date Acquired	Leasable Square Feet	Percent Leased		Effective Ownership (1)
17600 Gillette	Irvine, California	6/2010	98,925	100%		100%
Hock Plaza	Durham, North Carolina	9/2010	327,160	99%		100%
Southpark	Austin, Texas	10/2010	372,125	94%		100%
Fifty South Sixth	Minneapolis, Minnesota	11/2010	698,783	96%		100%
Stonecutter Court	London, England	3/2011	152,808	100%		100%
FM Logistic	Moscow, Russia	4/2011	748,578	100%		100%
Gogolevsky 11	Moscow, Russia	8/2011	85,740	100%		100%
250 Royall	Canton, Massachusetts	9/2011	185,171	100%		100%
Total for Directly-Owned Properties			2,669,290	99%

Indirect Investments
Brindleyplace Project	Birmingham, England	7/2010	562,976	96%		60%
Total for Indirectly-Owned Properties			562,976	96%
Total for All Properties			3,232,266	98%	(2)

(1) This percentage shows the effective ownership of the Operating Partnership in the properties listed. On September 30, 2011, the Company owned a 99.97% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.03% interest in the Operating Partnership.

(2) This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is also 98%.

Investment property consisted of the following amounts (in thousands):

	September 30, 2011	December 31, 2010
Buildings and improvements	$679,922	$443,592
Less: accumulated depreciation	(14,365)	(3,893)
Buildings and improvements, net	665,557	439,699
Land	22,893	9,330
Investment property, net	$688,450	$449,029

As of September 30, 2011, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place Leases	Lease Assets	Lease Liabilities
Cost	$225,044	$51,418	$(10,684)
Less: accumulated amortization	(34,909)	(4,503)	2,313
Net	$190,135	$46,915	$(8,371)

As of December 31, 2010, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place Leases	Lease Assets	Lease Liabilities
Cost	$139,561	$34,000	$(6,674)
Less: accumulated amortization	(11,241)	(1,284)	748
Net	$128,320	$32,716	$(5,926)

Amortization expense of in-place leases was $9.8 million and $5.0 million for the three months ended September 30, 2011 and 2010, respectively. Amortization expense of in-place leases was $26.5 million and $5.0 million for the nine months ended September 30, 2011 and 2010, respectively.

Amortization of out-of-market leases was a decrease to rental revenue of approximately $589,000 and $216,000 for the three months ended September 30, 2011 and 2010, respectively. Amortization of out-of-market leases for the nine months ended September 30, 2011 and 2010 was a decrease to rental revenue of $1.7 million and $278,000, respectively.

Expected future amortization of in-place leases and out-of-market leases, net, for the following periods are as follows (in thousands):

	In-Place	Out-of-Market
	Leases	Leases, Net
October 1 through December 31, 2011	$9,772	$927
2012	31,800	4,409
2013	29,493	4,391
2014	27,207	4,440
2015	22,909	4,552

        Leases

The company has entered into non-cancelable lease agreements with tenants for space.  As of September 30, 2011, the approximate fixed future minimum rentals for the period of October 1, 2011 through December 31, 2011, for each of the years ending December 31, 2012 through December 31, 2015 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
October 1 through December 31, 2011	$20,375
2012	77,592
2013	76,109
2014	73,270
2015	63,206
Thereafter	225,416
Total	$535,968

Of the Company’s total rental revenue for the nine months ended September 30, 2011, approximately 18% was earned from a tenant in the accounting industry who has leases that expire in 2016, 2019 and 2024, approximately 13% was earned from a tenant in the legal services industry whose lease expires in 2016, and approximately 12% was earned from a tenant in the education services industry whose lease expires in 2019.

Recent Acquisitions

The amounts of real estate assets and lease intangibles recognized for Stonecutter Court, FM Logistic, Gogolevsky 11, and 250 Royall Street as of their respective acquisition dates were determined by allocating the purchase price as follows (in thousands):

	Stonecutter Court (1)	FM Logistic	Gogolevsky 11	250 Royall
Buildings and improvements	$90,677	$51,588	$85,120	$22,860
Land	-	5,320	-	8,910
In-place lease intangibles	53,317	15,780	11,150	11,500
Out-of-market lease intangibles, net	1,598	(1,840)	(170)	13,730
Total	$145,592	$70,848	$96,100	$57,000

(1) These amounts were translated from GBP to U.S. dollars at a rate of $1.61 per GBP, based on the exchange rate in effect on the date of acquisition.

The table below includes the amounts of revenue and net income (loss) of each of the acquisitions completed during the nine months ended September 30, 2011, which are included in the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2011 (in thousands):

2011 Acquisitions		For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011
Stonecutter Court	Revenue	$2,448	$5,622
	Net loss	$(4,104)	$(9,934)

FM Logistic	Revenue	$2,204	$3,722
	Net income	$1,038	$835

Gogolevsky 11	Revenue	$1,134	$1,134
	Net loss	$(732)	$(732)

250 Royall	Revenue	$337	$337
	Net loss	$(21)	$(21)

The table below includes the amounts of revenue and net income (loss) of each of the acquisitions completed during the nine months ended September 30, 2010, which are included in the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2010 (in thousands):

2010 Acquisitions		For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
17600 Gillette	Revenue	$535	$669
	Net income	$200	$75

Brindleyplace Project	Revenue	$6,690	$6,690
	Net loss	$(18,806)	$(20,862)

Hock Plaza	Revenue	$646	$646
	Net loss	$(343)	$(343)

The following unaudited consolidated information is presented as if all of the properties in which the Company owned interests as of September 30, 2011 were acquired on January 1, 2010. This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition expenses of approximately $761,000 and $12.5 million for the three months ended September 30, 2011 and 2010, respectively and $3.3 million and $14.7 million for the nine months ended September 30, 2011 and 2010, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2010, nor does it purport to represent our future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Pro Forma 2011	Pro Forma 2010	Pro Forma 2011	Pro Forma 2010
Revenues	$26,398	$27,391	$79,978	$76,979
Net loss	$(15,896)	$(9,533)	$(35,015)	$(10,790)
Basic and diluted loss per common share	$(0.21)	$(0.19)	$(0.57)	$(0.22)

4. DEBT FINANCING

The following table includes the Company’s outstanding notes payable as of September 30, 2011 and December 31, 2010 (in thousands, except interest rates):

Description	Origination or Assumption Date	Maturity Date	Interest Rate		Principal Outstanding at September 30, 2011	Principal Outstanding at December 31, 2010
SECURED MORTGAGE DEBT
Brindleyplace Project	07/01/10	07/07/15	Variable	(1)	$189,160	$187,296
Hock Plaza	09/08/10	12/06/15	5.58%		79,259	80,000
Southpark	10/19/10	12/06/16	5.67%		18,000	18,000
Fifty South Sixth	11/04/10	11/04/15	Variable	(2)	95,000	95,000
Stonecutter Court	03/11/11	03/11/16	Variable	(3)	88,083	-
Gogolevsky 11	08/25/11	04/07/21	Variable	(4)	40,000	-
TOTAL PRINCIPAL OUTSTANDING					509,502	380,296
Unamortized Discount (5)					(1,679)	(2,001)
NOTES PAYABLE					$507,823	$378,295

(1) On July 1, 2010, subsidiaries of the Brindleyplace JV entered into a secured mortgage facility agreement in the aggregate amount of £121.1 million ($183.7 million assuming a rate of $1.52 per GBP based on the exchange rate in effect on the transaction date) with Eurohypo AG (“Eurohypo”). The amounts outstanding were translated from GBP to U.S. dollars at a rate of $1.56 and $1.55 per GBP as of September 30, 2011 and December 31, 2010, respectively. The loan has a floating interest rate of LIBOR plus a margin of 1.60%. Interest on approximately £90.8 million ($137.7 million assuming a rate of $1.52 per GBP based on the exchange rate in effect on the transaction date) of the loan balance was fixed at closing at 2.29% (3.89% including the 1.60% margin) through multiple 5-year interest rate swaps with Eurohypo. At September 30, 2011, the variable rate for the loan was 2.43%. See Note 5 – Derivative Instruments for additional information regarding the Company’s interest rate swaps.

(2) This loan has a floating interest rate based on the higher of: (i) LIBOR, (ii) the Federal Funds Rate plus 0.5% or (iii) the Prime Rate. The Company entered into a five-year interest rate swap in order to fix the interest rate at 1.37% (3.62% including the 2.25% margin). At September 30, 2011, the variable rate for the loan was 2.47%. See Note 5 – Derivative Instruments for additional information regarding the Company’s interest rate swaps.

 (3) In connection with the acquisition of Stonecutter Court, a wholly-owned subsidiary of the Operating Partnership, entered into a secured facility agreement in the amount of £57.0 million ($92.0 million assuming a rate of $1.61 per GBP based on the closing date). The loan provides for quarterly installments for the repayment of principal of £313,500 ($506,100 assuming a rate of $1.61 per GBP based on the closing date).  This loan has a variable interest rate based on LIBOR plus a margin of 2.08%. Principal and interest payments are due quarterly through maturity.  The loan may be repaid in full prior to maturity, subject to a prepayment premium if it is repaid in the first four years, and is prepayable at par thereafter. This amount was translated from GBP to U.S. dollars at a rate of $1.56 per GBP as of September 30, 2011. The Company entered into an interest rate swap agreement, which effectively fixed the interest rate of this borrowing at 2.71% (4.79% including the 2.08% margin). At September 30, 2011, the variable rate for the loan was 2.91%. See Note 5- Derivative Instruments for additional information regarding the Company's interest rate swaps.

(4) In connection with the acquisition of Gogolevsky 11, a wholly-owned subsidiary of the Operating Partnership, assumed a secured mortgage facility agreement in the amount of $40.0 million. The loan requires quarterly interest payments and quarterly installments for the repayment of principal and has a floating interest rate of LIBOR plus a margin of 6.25%. At September 30, 2011, the variable rate for the loan was 6.55%.

(5) The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of September 30, 2011.

Principal Payments on Notes Payable

The Company is required to make the following principal payments on its outstanding notes payable for the period of October 1, 2011 through December 31, 2011, for each of the years ending December 31, 2012 through December 31, 2015 and for the period thereafter (in thousands):

		Payments due by Year
	October 1 - December 31, 2011	2012	2013	2014	2015	Thereafter
Principal payments	$1,098	$4,404	$4,477	$4,542	$363,177	$131,804

5. DERIVATIVE INSTRUMENTS

The Company has entered into several interest rate swap contracts as economic hedges against the variability of future interest rates on its variable interest rate borrowings. These swaps effectively fixed the interest rates on each of the loans to which they relate. The Company has not designated any of these contracts as cash flow hedges for accounting purposes.

The valuation of these instruments is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair values of interest rate contracts have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.The tables below provide additional information regarding each of the Company’s interest rate swap contracts (in thousands):

Effective Date	Expiration Date	Notional Amount		Interest Rate Received	Interest Rate Paid
July 7, 2010	July 7, 2015	$22,750	(1)	LIBOR	2.29%
July 7, 2010	July 7, 2015	$43,672	(1)	LIBOR	2.29%
July 7, 2010	July 7, 2015	$20,313	(1)	LIBOR	2.29%
July 7, 2010	July 7, 2015	$35,039	(1)	LIBOR	2.29%
July 7, 2010	July 7, 2015	$20,097	(1)	LIBOR	2.29%
November 4, 2010	November 4, 2015	$95,000		LIBOR	1.37%
March 11, 2011	March 11, 2016	$89,063	(1)	LIBOR	2.71%

(1) These notional amounts are reported in USD and have been converted from GBP, at a rate of $1.56 per GBP as of September 30, 2011.

	Derivatives Fair Value
Derivatives not designated as hedging instruments for accounting purposes:	September 30, 2011	December 31, 2010
Interest rate swap contracts- Asset	$-	$2,765
Interest rate swap contracts- Liability	(13,006)	(38)
Total derivatives, net	$(13,006)	$2,727

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Loss on interest rate swap contracts, net (1)	$(9,782)	$(3,733)	$(16,163)	$(3,733)
Total	$(9,782)	$(3,733)	$(16,163)	$(3,733)

(1) Amounts represent the loss on interest rate swaps. Changes in fair value are recorded in loss on derivative instruments, net in the condensed consolidated statement of operations.

6.  DISTRIBUTIONS

With the authorization of its board of directors, the Company declared distributions to its stockholders and HALP for the period from October 20, 2009 through December 31, 2011. These distributions were or will be calculated based on stockholders of record for each day in an amount equal to $0.00191781 per share, per day, which based on a purchase price of $10 per share, equated to a 7% annualized distribution rate over that period.

As a result of market conditions and the Company’s goal of increasing its distribution coverage, the Company has declared distributions for the months of January 2012 – March 2012 at an amount equal to $0.0017808 per share, per day, which based on a purchase price of $10 per share, would equate to a 6.5% annualized distribution rate if it were maintained every day for a twelve-month. This annualized distribution rate represents a decrease of approximately 7% from the annualized distribution rate that was declared for the period from October 20, 2009 through December 31, 2011.

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

In addition, the Brindleyplace JV declared distributions in the amount of approximately $2.9 million and $808,000 to Moorfield for the nine months ended September 30, 2011 and 2010, respectively, related to the operations of the Brindleyplace Project.  The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests (HALP and Moorfield) for the nine months ended September 30, 2011 and for each of the quarters ended during 2010, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands):

	Stockholders			Noncontrolling Interests
Distributions for the quarter ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2011
September 30, 2011	$6,288	$6,881	$13,169	$946
June 30, 2011	4,969	5,770	10,739	932
March 31, 2011	3,769	4,447	8,216	984
Total	$15,026	$17,098	$32,124	$2,862

2010
December 31, 2010	$2,806	$3,386	$6,192	$794
September 30, 2010	1,860	2,303	4,163	812
June 30, 2010	977	1,368	2,345	4
March 31, 2010	395	602	997	4
Total	$6,038	$7,659	$13,697	$1,614

7.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred		Incurred		Unpaid as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30, 2011	December 31, 2010
Type and Recipient	2011	2010	2011	2010
Selling Commissions- Dealer Manager	$8,027	$7,469	$27,754	$18,294	$610	$663
Dealer Manager Fee- Dealer Manager	2,725	2,532	9,423	6,272	(3)	116
Issuer Costs- the Advisor	881	669	3,176	2,276	246	826
Acquisition Fee- the Advisor	3,062	5,349	7,414	5,756	-	-
Asset Management Fee- the Advisor	1,630	453	3,940	472	1,161	292
Debt Financing Fee- the Advisor	400	1,902	1,320	1,902	-	-
Other (1) - the Advisor	480	439	1,106	758	267	202
Property Management Fee- Hines	283	25	787	28	64	17
Leasing Fee- Hines	7	-	70	-	7	-
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	498	115	1,537	116	308	51
Due to Affiliates					$2,660	$2,167

(1) Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

Other Affiliate Transactions

The Company receives rent under a lease of parking space with an affiliate of Hines at the Brindleyplace Project. Under this agreement, during the three months ended September 30, 2011 and 2010, the Company recorded rental revenues of approximately $493,000 and $369,000, respectively. The Company recorded rental revenues of approximately $1.5 million and $369,000, for the nine months ended September 30, 2011 and 2010, respectively.  Further, the Company recorded receivables related to this agreement of approximately $156,000 and $350,000 as of September 30, 2011 and December 31, 2010, respectively, which are recorded in tenant and other receivables.

8.  NONCONTROLLING INTERESTS

On July 7, 2010, the Brindleyplace JV issued capital shares and Series B Convertible Preferred Equity Certificates (“CPEC”) to Moorfield as a result of its contributions. Distributions are declared and paid quarterly to Moorfield based on the distributable income of the Brindleyplace Project and payment of the distributions will be subject to the approval of the board of directors of the Brindleyplace JV. During the nine months ended September 30, 2011 and 2010, respectively, the Brindleyplace JV declared approximately $2.9 million and $808,000 of preferred dividends to Moorfield related to the CPECs. These amounts were included in the net loss attributable to noncontrolling interests in the accompanying condensed consolidated statement of operations and comprehensive loss and offsets $4.7 million and $8.3 million of net loss that was attributable to Moorfield during the nine months ended September 30, 2011 and 2010, respectively, related to the results of operations of the Brindleyplace JV.

9.  FAIR VALUE MEASUREMENTS

Derivative Instruments

As described in Note 5 – Derivative Instruments, the Company entered into several interest rate swap contracts as economic hedges against the variability of future interest rates on its variable interest rate borrowings. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Eurohypo, PB Capital Corporation and Landesbank Baden-Württemberg. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of September 30, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table sets forth the Company’s interest rate swap contracts which are measured at fair value on a recurring basis, by level within the fair value hierarchy as of September 30, 2011 and December 31, 2010 (all amounts are in thousands):

		Basis of Fair Value Measurements
Period	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011	$(13,006)	$-	$(13,006)	$-
December 31, 2010	$2,727	$-	$2,727	$-

Other Items

Other Financial Instruments

As of September 30, 2011, the Company estimated that the book values of its notes payable approximate their fair values, as the rates approximate those available to the Company on current terms. Other financial instruments include cash and cash equivalents, restricted cash, distributions receivable, tenant and other receivables, accounts payable and accrued expenses, other liabilities and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

10. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has five reportable segments:

•	Domestic office properties (four properties)
•	Domestic industrial properties (one property)
•	International office properties (two properties)
•	International mixed-use properties (Brindleyplace Project)
•	International industrial properties (one property)

During the nine months ended September 30, 2011, the Company added the international office properties segment and the international industrial properties segment following the acquisitions of Stonecutter Court, Gogolevsky 11 and FM Logistic.

The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net loss, as applicable. "Corporate-Level Accounts" includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total Revenue
Domestic office properties	$9,583	$1,181	$27,811	$1,315
Domestic industrial property	809	-	2,568	-
International office properties	3,582	-	6,756	-
International mixed-use property	7,461	6,690	23,483	6,690
International industrial property	2,204	-	3,722	-
Total Revenue	$23,639	$7,871	$64,340	$8,005

Net Operating Income (1)
Domestic office properties	$5,917	$838	$17,142	$946
Domestic industrial property	595	-	1,753	-
International office properties	2,974	-	5,758	-
International mixed-use property	5,176	4,793	15,535	4,793
International industrial property	2,014	-	3,257	-
Total Segment Net Operating Income	$16,676	$5,631	$43,445	$5,739

			September 30, 2011	December 31, 2010
Total Assets
Domestic office properties			$352,930	$308,354
Domestic industrial property			29,336	32,483
International office properties			234,832	-
International mixed-use property			290,750	296,805
International industrial property			69,529	-
Corporate-level accounts			210,795	138,042
Total Assets			$1,188,172	$775,684

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reconciliation to net loss
Total segment net operating income	$16,676	$5,631	$43,445	$5,739
Depreciation and amortization	(13,834)	(6,400)	(37,256)	(6,457)
Acquisition related expenses	(634)	(12,823)	(3,819)	(15,406)
Asset management and acquisition fees	(4,692)	(5,803)	(11,354)	(6,228)
General and administrative expenses	(868)	(463)	(2,477)	(1,240)
Loss on interest rate swap contracts	(9,782)	(3,733)	(16,163)	(3,733)
Other gains (losses)	14	(3)	36	(3)
Interest expense	(5,937)	(2,009)	(16,233)	(2,009)
Interest income	32	48	107	73
Net loss	$(19,025)	$(25,555)	$(43,714)	$(29,264)

(1) Revenues less property operating expenses, real property taxes, property management fees and income taxes.

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2011 and 2010 (in thousands):

	2011	2010
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$13,412	$-
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$6,448	$2,388
Other receivables	$1,866	$1,846
Distributions reinvested	$16,023	$3,567
Shares tendered for redemption	$675	$704
Non-cash net liabilities acquired	$468	$6,020
Assumption of mortgage upon acquisition of property	$40,000	$77,131

12. COMMITMENTS AND CONTINGENCIES

In accordance with the terms of the secured mortgage facility agreement with Eurohypo, the Brindleyplace JV is required to escrow a reserve in the amount of £3.5 million ($5.5 million assuming a rate of $1.56 per GBP as of September 30, 2011) for the refurbishment of one of the buildings of the Brindleyplace Project. The refurbishment is expected to commence in early 2012 and the reserve will be released in reimbursement of qualified costs related to the refurbishment. The reserve is required to be fully funded by January 2012. As of September 30, 2011, the Brindleyplace JV had funded £2.3 million ($3.7 million USD assuming a rate of $1.56 per GBP as of September 30, 2011) of this reserve, which was included in restricted cash in the condensed consolidated balance sheet.

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

13.  SUBSEQUENT EVENTS

The Campus at Marlborough

    On October 28, 2011, a wholly-owned subsidiary of the Operating Partnership acquired the Campus at Marlborough (“Marlborough”), a complex of three interconnected office buildings and one amenity building along with an undeveloped parcel of land located in Marlborough, Massachusetts. The sellers, Bel Marlborough I LLC and Bel Marlborough II LLC, are not affiliated with the Company or its affiliates. Marlborough consists of 532,246 square feet of rentable area that is 100% leased to six tenants. The net purchase price for Marlborough was approximately $103.0 million, exclusive of transaction costs, financing fees and working capital reserves. The Company funded the acquisition using proceeds from the Offering along with the assumption of an existing $57.9 million amortizing mortgage loan with Bear Stearns Commercial Mortgage, Inc. The mortgage loan has an interest rate of 5.21% and matures in December 2014.

Cargill

On October 26, 2011, a wholly-owned subsidiary of the Operating Partnership entered into a contract with Cargill, Incorporated ("Cargill") to acquire 9320 Excelsior Boulevard, an office building located in Hopkins, Minnesota. The seller is not affiliated with the Company or its affiliates. 9320 Excelsior Boulevard consists of 254,915 square feet of rentable area that is 100% occupied by Cargill.  In connection with this acquisition, the Company expects to enter into a lease with Cargill for 100% of the net rentable area of the building through September 2023. The contract purchase price for 9320 Excelsior Boulevard is expected to be approximately $69.5 million, exclusive of transaction costs and working capital reserves. The Company expects to fund the acquisition using proceeds from its current public offering. The Company paid a $10.0 million earnest money deposit upon the signing of the purchase agreement. The Company expects the closing of this acquisition to occur in the fourth quarter of 2011, subject to completing a number of closing conditions. There is no guarantee that this acquisition will be consummated, and, if the Company elects not to close on this acquisition, it could forfeit its earnest money deposit.

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines Global REIT Properties, LP (the “Operating Partnership”) were formed in December 2008 and January 2009, respectively, to invest in a diversified portfolio of quality commercial real estate properties and related investments in the United States and internationally. In August 2009, we commenced a $3.5 billion initial public offering of our common shares (the “Offering”) and have raised $806.1 million in gross proceeds from the Offering through September 30, 2011.

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

As of September 30, 2011, we owned interests in nine properties. These properties consisted of four U.S. office properties, one mixed-use industrial/flex office park complex in Austin, Texas, one office property in London, England, one office property in Moscow, Russia, one mixed-use office and retail complex in Birmingham, England and one industrial property in Moscow, Russia. These properties contain, in the aggregate, 3.2 million square feet of leasable space, and we believe each property is suitable for its intended purpose.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in "Management’s Discussion and Analysis of Financial Condition and Results of Operations." There have been no significant changes to our policies during 2011.

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

As of September 30, 2011, we had consolidated cash and cash equivalents of $229.4 million, which were primarily generated by proceeds from the Offering. While there is generally a delay in investing the proceeds from the Offering, we intend to invest these and future proceeds raised as quickly and prudently as possible.  As of November 14, 2011 we have identified potential new investments which would utilize all or a significant portion of the proceeds raised to date. However, as we are in various phases of the due diligence process with respect to each of these potential investments, there can be no assurances that any of these acquisitions will be completed. Real estate investment transaction volume increased during 2010 and 2011, and estimated going-in capitalization rates or cap rates (ratio of the net projected operating income of a property in its initial fiscal year divided by the net purchase price) have fallen relative to their post-recession peaks in late 2009.  In the current market there continues to be a significant amount of investment capital pursuing high-quality, well-located assets that generate stable cash flows causing aggressive competition and pricing for assets which match our investment strategy.  This may continue to drive prices higher, resulting in lower cap rates and returns.  One of our priorities is to monitor the returns being achieved from our real estate investments in relation to our distribution rate with the ultimate goal of increasing coverage of our distributions with our operations. As a result of market conditions and our goal of increasing our distribution coverage, we have declared distributions for the months of January 2012 – March 2012 at an amount equal to $0.0017808 per share, per day, which based on a purchase price of $10 per share, would equate to a 6.5% annualized distribution rate if it were maintained every day for a twelve-month period. This annualized distribution rate represents a decrease of approximately 7% from the annualized distribution rate that was declared for the period from October 20, 2009 through December 31, 2011.

We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as we determine to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs, including the payment of distributions. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 50% or more than 70% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. Our portfolio was 39% leveraged as of September 30, 2011, based on the aggregate net purchase price of our real estate investments and cash and cash equivalents on hand as of that date.

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

        Cash Flows from Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which are reduced by interest payments, direct leasing costs, property-level operating expenses and interest payments. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we incur general and administrative expenses, asset management and acquisition fees and expenses.

Net cash provided by operating activities for the nine months ended September 30, 2011 was $22.2 million compared to net cash used in operating activities of $12.4 million for the nine months ended September 30, 2010. The increase is primarily related to the acquisition of additional properties and the operations of properties for the entire nine-month period. In addition, we incurred significant acquisition-related costs during 2010 related to the Brindleyplace Project. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from the Offering or other equity capital. During the nine months ended September 30, 2011 and 2010, respectively, we paid acquisition fees and acquisition-related expenses of $10.8 million and $18.8 million.

Cash Flows from Investing Activities

Net cash used in investing activities is primarily due to payments made for the acquisition of our real estate investments, including deposits for pending acquisitions.  In addition, during the nine months ended September 30, 2011, we had an increase in restricted cash of $4.6 million related to escrows required by several of our outstanding mortgage loans. At September 30, 2011, $3.7 million of the restricted cash related to a reserve that the Brindleyplace JV is required to fund.

Cash Flows from Financing Activities

Initial Public Offering

During the nine months ended September 30, 2011 and 2010, respectively, we raised proceeds of $376.8 million and $249.6  million from the Offering, excluding proceeds from the distribution reinvestment plan. In addition, during the nine months ended September 30, 2011 and 2010, respectively, we redeemed approximately $4.5 million and $170,000 in shares of our common stock through our redemption plan.

We use our proceeds from the Offering to make certain payments to Hines Global REIT Advisors LP (the “Advisor”), the Dealer Manager and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the nine months ended September 30, 2011 and 2010, respectively, we made payments of $41.1 million and $28.4 million, for selling commissions, dealer manager fees and issuer costs related to the Offering.

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

With the authorization of our board of directors, we declared distributions to our stockholders and HALP for the period from October 20, 2009 through December 31, 2011. These distributions were or will be calculated based on stockholders of record for each day in an amount equal to $0.00191781 per share, per day, which based on a purchase price of $10 per share, equated to a 7% annualized distribution rate if it were maintained over that period.

As a result of market conditions and our goal of increasing our distribution coverage, we have declared distributions for the months of January 2012 - March 2012 at an amount equal to $0.0017808 per share, per day, which based on a purchase price of $10 per share, would equate to a 6.5% annualized distribution rate if it were maintained every day for a twelve-month period. This annualized distribution rate represents a decrease of approximately 7% from the annualized distribution rate that was declared for the period from October 20, 2009 through December 31, 2011.

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

In addition, the Brindleyplace JV declared distributions in the amount of $2.9 million and $808,000 to Moorfield for the nine months ended September 30, 2011 and 2010, respectively, related to the operations the Brindleyplace Project. The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders (HALP and Moorfield) as well as the sources of payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities			Cash Flows From Financing Activities (2)
2011
September 30, 2011	$6,288	$6,881	$13,169	$946	$7,234	100%		$-	0%
June 30, 2011	4,969	5,770	10,739	932	5,901	100%	(1)	-	0%
March 31, 2011	3,769	4,447	8,216	984	4,753	100%		-	0%
Total	$15,026	$17,098	$32,124	$2,862	$17,888	100%		$-	0%

2010
December 31, 2010	$2,806	$3,386	$6,192	$794	$-	0%		$3,600	100%
September 30, 2010	1,860	2,303	4,163	812	-	0%		2,672	100%
June 30, 2010	977	1,368	2,345	4	-	0%		981	100%
March 31, 2010	395	602	997	4	-	0%		399	100%
Total	$6,038	$7,659	$13,697	$1,614	$-	0%		$7,652	100%

(1) Includes $3.6 million of cash flows from operating activities in excess of distributions from the quarter ended March 31, 2011.

(2) Cash flows from financing activities includes proceeds from the Offering, equity capital contributions from Moorfield and proceeds from debt financings.

Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities.  However, we have funded these fees and expenses with proceeds from the Offering or equity capital contributions from Moorfield. During the nine months ended September 30, 2011 and 2010, respectively, we paid approximately $10.8 million and $18.8 million of acquisition fees and acquisition-related expenses.

Debt Financings

In March 2011, we entered into a £57.0 million mortgage loan ($92.0 million at a rate of $1.61 per GBP based on the transaction date) related to our acquisition of Stonecutter Court which requires quarterly interest payments and quarterly installments for the repayment of principal of £313,500 ($506,100 assuming a rate of $1.61 per GBP based on the transaction date). Additionally, we assumed a $40.0 million mortgage loan related to our acquisition of Gogolevsky 11 which requires quarterly interest payments and quarterly installments for the repayment of principal.  During the nine months ended September 30, 2011, we made payments of $2.4 million for financing costs related to these mortgage loans.

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

  Contributions From Noncontrolling Interests

We formed a joint venture with Moorfield (the “Brindleyplace JV”) in June 2010 to acquire certain properties that are a part of a mixed-use development in Birmingham, England. As of September 30, 2010, Moorfield had invested $44.9 million into the Brindleyplace JV to fund its 40% share of the acquisition, which was recorded in contributions from noncontrolling interests in our condensed consolidated statement of cash flows.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2011 and 2010 are not comparable as we did not make our first real estate investment until June 2010. Further, our results of operations for the three and nine months ended September 30, 2011 are not indicative of those expected in future periods as we are currently in the acquisition stage of our life cycle. Additional information regarding the amounts recorded in our condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and September 30, 2010 as well as variances between these periods is as follows:

•
Total revenues, property operating expenses, real property taxes, property management fees, depreciation and amortization, interest expense and income taxes relate to the operation of our acquired properties and increased for the three and nine months ended September 30, 2011 compared to the prior year primarily due to the number of properties in our portfolio having increased.

•
Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. The decrease in acquisition related expenses for the three and nine months ended September 30, 2011 compared to the prior year is primarily due to the payment of an $11.4 million Stamp Duty Tax upon the acquisition of the Brindleyplace Project in July 2010. Acquisition-related expenses were more than 5% of the net purchase price of the Brindleyplace Project, but were at or below 1% of the net purchase price of each of our other acquisitions.

•
We pay monthly asset management fees to the Advisor based on 1.5% of the amount of net equity capital invested in real estate investments. Asset management fees incurred for the three months ended September 30, 2011 and 2010 were approximately $1.6 million and $453,000, respectively. Asset management fees incurred for the nine months ended September 30, 2011 and 2010 were $3.9 million and $472,000, respectively. The increase in asset management fees for each of these periods is due to the acquisition of additional real estate investments.

•
We pay our Advisor acquisition fees equal to 2% of the net purchase price of our real estate investments. Acquisition fees incurred for the three months ended September 30, 2011 and 2010 were $3.1 million and $5.3 million, respectively. Acquisition fees incurred for the nine months ended September 30, 2011 and 2010, were $7.4 million and $5.8 million, respectively.

•
General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and will continue to increase in the future as we continue to raise capital and make additional real estate investments.

•
We have entered into several interest rate swap contracts, as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair values in the accompanying condensed consolidated balance sheets. Changes in the fair value of these interest rate swaps results in gains or losses recorded in our consolidated in our condensed consolidated statement of operations and comprehensive loss. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding certain risks related to our derivatives, such as the risk of counterparty non-performance.

•
During the three months ended September 30, 2011 and 2010, we allocated $2.2 million and $7.5 million, respectively, of the net loss of the Brindleyplace JV to Moorfield, based on its ownership in the Brindleyplace JV. During the nine months ended September 30, 2011 and 2010, we allocated $4.7 million and $8.3 million of the net loss of the Brindleyplace JV to Moorfield, based on its ownership in the Brindleyplace JV. In addition, during the three months ended September 30, 2011 and 2010, the Brindleyplace JV declared approximately $942,000 and $808,000, respectively, of preferred dividends to Moorfield related to the Convertible Preferred Equity Certificates (“CPEC”). During the nine months ended September 30, 2011 and 2010, the Brindleyplace JV declared approximately $2.9 million and $808,000, respectively, of preferred dividends to Moorfield related to the CPEC. The amount of the preferred dividends was recorded in net loss attributable to noncontrolling interests in the accompanying condensed consolidated statement of operations and comprehensive loss and offsets the net loss that was attributable to Moorfield during the quarter resulting from the operations of the Brindleyplace JV. The remaining amount of loss attributable to noncontrolling interests relates to our allocation of the net loss of the Operating Partnership to HALP, based on its 0.03% ownership in the Operating Partnership.

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

MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter.  MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed.  MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

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

• MFFO excludes acquisition expenses and acquisition fees payable to our Advisor. Although these amounts reduce net income, we fund such costs with proceeds from our offering and equity capital contributions from Moorfield and do not consider these fees in the evaluation of our operating performance and determining MFFO.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the three and nine months ended September 30, 2011 and 2010.  As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the two periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(19,025)	$(25,555)	$(43,714)	$(29,264)
Depreciation and amortization (1)	13,834	6,400	37,256	6,457
Adjustments for noncontrolling interests (2)	138	5,200	(1,657)	6,041
Funds from operations	(5,053)	(13,955)	(8,115)	(16,766)
Loss on derivative instruments (3)	9,782	3,733	16,163	3,733
Other components of revenues and expenses (4)	(278)	(224)	(26)	(162)
Acquisition fees and expenses (5)	3,522	18,172	10,970	21,163
Adjustments for noncontrolling interests (2)	(1,310)	(6,247)	(1,961)	(7,073)
Modified Funds From Operations	$6,663	$1,479	$17,031	$895

Basic and Diluted Loss Per Common Share	$(0.24)	$(0.76)	$(0.68)	$(1.45)
Funds From Operations Per Common Share	$(0.07)	$(0.59)	$(0.13)	$(1.17)
Modified Funds From Operations Per Common Share	$0.09	$0.06	$0.28	$0.06
Weighted Average Shares Outstanding	74,644	23,596	61,360	14,371

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

(4) Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Straight-line rent adjustment (a)	$(1,025)	$(515)	$(2,242)	$(515)
Amortization of lease incentives (b)	35	-	132	-
Amortization of out-of-market leases (b)	589	216	1,715	278
Other	123	75	369	75
	$(278)	$(224)	$(26)	$(162)

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

(5) Represents acquisition expenses and acquisition fees paid to our Advisor that are expensed in our condensed consolidated statements of operations. We fund such costs with proceeds from our offering or equity capital contributions from Moorfield, and therefore do not consider these expenses in evaluating our operating performance and determining MFFO.

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results.

•
Amortization of deferred financing costs was approximately $449,000 and $160,000 for the three months ended September 30, 2011 and 2010, respectively. Amortization of deferred financing costs was approximately $1.3 million and $160,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments and Subsequent Events

The Campus at Marlborough

    On October 28, 2011, a wholly-owned subsidiary of the Operating Partnership acquired the Campus at Marlborough (“Marlborough”), a complex of three interconnected office buildings and one amenity building along with an undeveloped parcel of land located in Marlborough, Massachusetts. The sellers, Bel Marlborough I LLC and Bel Marlborough II LLC, are not affiliated with us or our affiliates. Marlborough consists of 532,246 square feet of rentable area that is 100% leased to six tenants. The contract purchase price for Marlborough was approximately $103.0 million, exclusive of transaction costs, financing fees and working capital reserves. We funded the acquisition using proceeds from our Offering along with the assumption of an existing $57.9 million amortizing mortgage loan with Bear Stearns Commercial Mortgage, Inc. The mortgage loan has an interest rate of 5.21% and matures in December 2014.

Cargill

On October 26, 2011, a wholly-owned subsidiary of the Operating Partnership entered into a contract with Cargill, Incorporated ("Cargill") to acquire 9320 Excelsior Boulevard, an office building located in Hopkins, Minnesota. The seller is not affiliated with us or our affiliates. 9320 Excelsior Boulevard consists of 254,915 square feet of rentable area that is 100% occupied by Cargill.  In connection with this acquisition, we expect to enter into a lease with Cargill for 100% of the net rentable area of the building through September 2023. The contract purchase price for 9320 Excelsior Boulevard is expected to be approximately $69.5 million, exclusive of transaction costs and working capital reserves. We expect to fund the acquisition using proceeds from our current public offering. We paid a $10.0 million earnest money deposit upon the signing of the purchase agreement. We expect the closing of this acquisition to occur in the fourth quarter of 2011, subject to completing a number of closing conditions. There is no guarantee that this acquisition will be consummated, and, if we elect not to close on this acquisition, we could forfeit our earnest money deposit.

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

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. One of our interest rate risk management objectives is to limit the impact of interest rate changes on cash flows. To achieve this objective, we may borrow at fixed rates or fix the variable rates of interest on variable interest rate borrowings through the use of interest rate swaps. We have and may continue to enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We are exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts.  In the event of non-performance by the counterparty, if we were not able to replace these swaps, we would be subject to the variability of interest rates on the total amount of debt outstanding under the mortgage.

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

 On August 25, 2011, a wholly-owned subsidiary of the Operating Partnership assumed a secured mortgage facility agreement in the aggregate amount of $40.0 million related to our acquisition of Gogolevsky 11. The mortgage matures on April 7, 2021 and has a floating interest rate of LIBOR plus 6.25%. If interest rates increased by 1%, we would incur approximately $400,000 in additional annual interest expense.

Foreign Currency Risks

We currently have two investments in England, and as a result are subject to risk from the effects of exchange rate movements of the British pound and U.S. dollar, which may affect future costs and cash flows. However, as described above, we entered into a British pound denominated mortgage loan on these investments, which provides a natural hedge with regard to changes in exchange rates between the British pound and U.S. dollar. We are currently a net receiver of British pounds (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to British pounds. During the nine months ended September 30, 2011, we had no currency transactions which resulted in significant gains or losses being recorded in our condensed consolidated statements of operations. Based upon our equity ownership in the Brindleyplace JV and our ownership of Stonecutter Court as of September 30, 2011, holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the British pound and U.S. dollar would have decreased the net book value of our investments in England by an aggregate of $12.0 million and would have increased the aggregate net loss of the England properties for the nine months ended September 30, 2011, by approximately $2.2 million.

We currently have two investments in Moscow, Russia, and as a result are subject to certain risk from the effects of exchange rate movement of the Russian rouble relative to the U.S. dollar.  At FM Logistic, although the tenants’ rent is received in roubles, the number of roubles is determined with reference to a fixed number of U.S. Dollars and the then-current exchange rate, thereby mitigating our exposure to the rouble. Rent at Gogolevsky 11 is also received in roubles, with approximately 76% of the net rentable area of the building leased to a tenant whose rent is indexed to the British Pound, and the remaining space leased to tenants whose rents are indexed to the U.S. Dollar, which further mitigates our exposure to the rouble. Additionally, we expect that sale transactions for these assets would likely be dominated in U.S. Dollars and accordingly do not expect to have rouble exposure upon disposition. We do maintain a minimal amount of working capital at each of these properties in roubles, however, we believe the amount of risk related to this working capital is immaterial to the portfolio.

Other Risks

As of September 30, 2011, we had consolidated cash and cash equivalents of $229.4 million, which were primarily generated by proceeds from the Offering. While there is generally a delay in investing the proceeds from the Offering, we intend to invest these and future proceeds raised as quickly and prudently as possible.  As of November 14, 2011 we have identified potential new investments which would utilize all or a significant portion of the proceeds raised to date. However, as we are in various phases of the due diligence process with respect to each of these potential investments, there can be no assurances that any of these acquisitions will be completed. Real estate investment transaction volume increased during 2010 and 2011, and estimated going-in capitalization rates or cap rates (ratio of the net projected operating income of a property in its initial fiscal year divided by the net purchase price) have fallen relative to their post-recession peaks in late 2009.  In the current market there continues to be a significant amount of investment capital pursuing high-quality, well-located assets that generate stable cash flows causing aggressive competition and pricing for assets which match our investment strategy.  This may continue to drive prices higher, resulting in lower cap rates and returns.  One of our priorities is to monitor the returns being achieved from our real estate investments in relation to our distribution rate with the ultimate goal of increasing coverage of our distributions with our operations. As a result of market conditions and our goal of increasing our distribution coverage, we have declared distributions for the months of January 2012 – March 2012 at an amount equal to $0.0017808 per share, per day, which based on a purchase price of $10 per share, would equate to a 6.5% annualized distribution rate if it were maintained every day for a twelve-month period. This annualized distribution rate represents a decrease of approximately 7% from the annualized distribution rate that was declared for the period from October 20, 2009 through December 31, 2011.

We invest proceeds we receive from the Offering in short-term, highly-liquid investments until we use such funds to make real estate investments. Although we do not expect that income we earn on these temporary investments will be substantial, our earnings will be subject to the fluctuations of interest rates and their effect on these investments.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of November 14, 2011, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A of our 2010 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, we did not sell or issue any equity securities that were not registered under the Securities Act.

All eligible requests for redemption for the three months ended September 30, 2011 were redeemed using proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2011 to July 31, 2011	43,530	9.58	43,530	170,589
August 1, 2011 to August 31, 2011	85,825	9.57	85,825	147,644
September 1, 2011 to September 30, 2011	45,404	9.49	45,404	198,813
Total	174,759		174,759

(1) Our share redemption program was first announced at the commencement of our initial public offering in August 2009.  Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval.  We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the lesser of the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. This amount represents the number of shares available for redemption on September 30, 2011, other than with respect to requests made in connection with the death or disability of a stockholder.  Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder, as was the case with all of the shares listed in the table.

Use of Proceeds from Registered Securities

On August 5, 2009, the Registration Statement on Form S-11 (File No. 333-156742) for the Offering, was declared effective under the Securities Act of 1933. The Offering commenced on August 5, 2009 and is currently expected to terminate on or before August 5, 2012, unless extended by our board of directors.

From August 5, 2009 through the nine months ended September 30, 2011, we raised gross proceeds of $781.6 million through the sale of 78.5 million shares to the public in connection with the Offering, excluding $22.6 million through the issuance of 2.4 million shares sold through our distribution reinvestment plan. During that time, we paid $76.4 million of selling commissions and dealer manager fees and $10.0 million of issuer costs related to the Offering. The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines. Net proceeds, from August 5, 2009 through September 30, 2011, available for investment after the payment of the costs described above were $695.3 million. We used $472.3 million to make investments in real estate, including the cost of completed acquisitions, deposits paid on pending acquisitions, acquisition fees and expenses and costs of leveraging our properties. The remaining portion of our proceeds was used for general and administrative expenses and to provide working capital for our real estate investments. Additionally, in our initial quarters of operations, and from time to time thereafter, we did not generate sufficient cash flow from operations to fully fund distributions paid. From inception through December 31, 2010, as discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations- Financial Condition, Liquidity and Capital Resources- Distributions" a portion of our distributions were funded with proceeds from the Offering.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources " elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our cash flows.

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

HINES GLOBAL REIT, INC.

November 14, 2011	By:	/s/ Charles N. Hazen
Charles N. Hazen
President and Chief Executive Officer

November 14, 2011	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

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
10.1
Hines Corporate Properties II Master Agreement between Hines Interests Limited Partnership, the Comptroller of the State of New York as trustee of the New York State Common Retirement Fund and Hines Global REIT, Inc., dated July 20, 2011 (filed as Exhibit 10.36 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Registration Statement on July 29, 2011 and incorporated by reference herein)

10.2
Second Amendment to Advisory Agreement among Hines Global REIT Advisors LP, Hines Global REIT Properties LP and Hines Global REIT, Inc., dated September 20, 2011 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on September 26, 2011 and incorporated by reference herein)

31	.1*	Certification
31	.2*	Certification
32	.1*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101	**
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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