Form 10-K
period 2011-12-31
Hines Global REIT, Inc.
filed 2012-03-27
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

The registrant had 982.4 million shares of common stock outstanding as of March 20, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement in connection with its 2012 annual meeting of stockholders are incorporated by reference in Part III.

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

Item 1.  Business

General Description of Business and Operations

Hines Global REIT, Inc. (“Hines Global”) was incorporated under the Maryland General Corporation Laws on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. On August 5, 2009, Hines Global commenced an offering of up to $3.5 billion in shares of common stock for sale to the public (the “Offering”). As of March 20, 2012, Hines Global had received gross offering proceeds of $992.3 million from the sale of 99.6 million shares.

Hines Global conducts substantially all of its activities through, and substantially all of its real estate investments are held directly or indirectly by, Hines Global REIT Properties, LP (the “Operating Partnership”), which was formed on January 7, 2009. Hines Global contributes the proceeds it receives from the issuance of common shares to the Operating Partnership and the Operating Partnership in turn issues general partner interests to Hines Global. The general partner interests entitle Hines Global to receive its share of the Operating Partnership’s earnings or losses and distributions of cash flow. Hines Global is structured in a manner that would allow the Operating Partnership to issue limited partner units from time to time in exchange for real estate properties. By structuring acquisitions in this manner, the contributors of the real estate will generally be able to defer the taxation of gains until they exchange their limited partner units for common shares of Hines Global or sell or redeem their units.

We refer to Hines Global, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines Global or the Company as required by the context in which such pronoun is used.

As of December 31, 2011, we owned interests in 12 properties, which contain, in the aggregate, 4.3 million square feet of leasable space, and we believe each property is suitable for its intended purpose. These properties consisted of:

•	Domestic office properties (seven properties)
•	Domestic industrial properties (one property)
•	International office properties (two properties)
•	International mixed-use properties (one property)
•	International industrial properties (one property)

In addition, we have the following other real estate investments as of December 31, 2011:

•
One Waterwall JV – 93% interest in a joint venture that was formed to invest in a multi-family development project in Houston, Texas. An affiliate of Hines owns the remaining 7% interest in this joint venture. The joint venture acquired the land in December 2011. Construction is expected to begin in June 2012 and be completed by March 2014, although there can be no assurances as to when construction will be completed.

•
Ashford at Brookhaven Development – $3.25 million loan commitment to a multi-family development project in Atlanta, Georgia, which is being developed by an affiliate of Hines. We are providing pre-construction financing to the project and has a $1.9 million loan receivable outstanding as of December 31, 2011. The project acquired the land in November 2011. Construction is expected to begin in July 2012 and be completed by December 2013, although there can be no assurances as to when construction will be completed.

•
Flagship Capital JV - 97% interest in a joint venture with Flagship Capital GP, which was formed to provide approximately $39.0 million of financing for real estate projects. The joint venture has a $2.9 million loan receivable outstanding as of December 31, 2011. Flagship Capital GP owns the remaining 3% interest in the joint venture.

We have no employees. Our business is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), under the terms and conditions of an advisory agreement between us and the Advisor. As compensation for these services, we pay the Advisor asset management, acquisition, debt financing and disposition fees and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the advisory agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 3,200 employees have over 50 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Our office is located at 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Our telephone number is 1-888-220-6121. Our web site is www.HinesSecurities.com. The information on our website is not incorporated by reference into this report.

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

Acquisition and Investment Policies

We have invested and expect to continue to invest primarily in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. We may purchase properties or make other real estate investments that relate to varying property types including office, retail, industrial, multi-family residential and hospitality or leisure. We may invest in operating properties, properties under development, and undeveloped properties such as land. Other real estate investments may include equity or debt interests, including securities in other real estate entities and debt related to properties such as mortgages, mezzanine loans, B-notes, bridge loans, construction loans and securitized debt. We believe that there is an opportunity to create attractive total returns by employing a strategy of investing in a diversified portfolio of such investments if they are well-selected, well-managed and disposed of at an optimal time. Our principal targeted assets are investments in properties, and other real estate investments that relate to properties, that have quality construction and desirable locations which can attract quality tenants. These types of investments are, or relate to, properties generally located in central business districts or suburban markets of major metropolitan cities worldwide. We intend to invest in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant. We anticipate that international real estate investments will continue to comprise a substantial portion of our portfolio.

We have invested, and may continue to invest, in real estate properties and other real estate investments directly by owning 100% of such investments or indirectly by owning less than 100% of such investments through co-ownership or joint-venture arrangements with third parties or with other Hines-affiliated entities. We anticipate that we will fund our future acquisitions and investments primarily with proceeds raised in the Offering and potential follow-on offerings as well as with proceeds from debt financings.

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

Financing Strategy and Policies

We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as we determine to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 50% or more than 70% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. On March 1, 2010, our board of directors, including all of our independent directors, approved the assumption of a mortgage loan related to our acquisition of Hock Plaza, an office property in Durham, North Carolina. This mortgage is approximately 82% of the value of Hock Plaza based on the net purchase price. However, our portfolio was 44% leveraged as of December 31, 2011, based on our pro rata share of the aggregate net purchase price of our real estate investments.

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

Distribution Objectives

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. We intend, although we are not legally obligated, to continue to make regular monthly distributions to holders of our common shares in excess of the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”).

We declare distributions to our stockholders as of daily record dates and aggregate and pay such distributions monthly. With the authorization of our board of directors, we declared distributions for the period from October 20, 2009 through December 31, 2011. These distributions were calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day, which, based on a purchase price of $10.00 per share, equated to a 7% annualized distribution rate over that period.

As a result of market conditions and our goal of increasing our distribution coverage with cash flow from operations, we have declared distributions for the months of January 2012 – March 2012 at an amount equal to $0.0017808 per share, per day, which, based on a purchase price of $10.00 per share, would equate to a 6.5% annualized distribution rate if it were maintained every day for a twelve-month period. This annualized distribution rate represents a decrease of approximately 7% from the annualized distribution rate that was declared for the period from October 20, 2009 through December 31, 2011. See “Item 7. Management’s Discussion and Analysis of  Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” for additional information regarding our distributions.

Tax Status

We have elected to be treated as a REIT under the Code. Our management believes that we operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2011, 2010 and 2009 in the accompanying consolidated financial statements.  Income tax expense recorded by us is primarily comprised of a provision for international income taxes, which is discussed below.

In connection with the operation of its international properties, we have recorded a provision for foreign income taxes of approximately $2.9 million and $657,000 for the years ended December 31, 2011 and 2010, respectively, in accordance with tax laws and regulations.

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

We believe Hines’ extensive real estate experience and depth and breadth of its organization of 3,200 employees located in 63 cities across the United States and 17 foreign countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. Of the Company’s total rental revenue for the year ended December 31, 2011, approximately 17% was earned from Deloitte LLP, a tenant in the accounting industry, who has leases that expire in 2016, 2019, and 2024, approximately 11% was earned from Dorsey & Whitney LLP, a tenant in the legal services industry whose lease expires in 2016 and approximately 11% was earned from Duke University, a tenant in the education services industry whose leases expire in 2019.

Available Information

Stockholders may obtain copies of our filings with the Securities and Exchange Commission (“SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.HinesSecurities.com. Our filings will be available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. However, the information from our website is not incorporated by reference into this report.

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

Our ability to locate and commit to purchase specific properties, or make investments, will be partially dependent on our ability to raise sufficient funds for such acquisitions and investments. We may be substantially delayed in making investments due to delays in:

•	the sale of our common shares;

•	obtaining debt financing;

•	negotiating or obtaining the necessary purchase documentation;

•	locating suitable investments; or

•	other factors.

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

Disruptions in the capital and credit markets like those experienced during 2008 through 2011 could adversely affect our ability to obtain loans, credit facilities and other financing, which could negatively impact our ability to implement our investment strategy. Our access to such financing could be limited to the extent that banks and other financial institutions continue to experience shortages of capital and liquidity.

 In addition, the U.S. government increased its borrowing capacity under the federal debt ceiling in 2011.  Despite the increase to the federal debt ceiling, on August 5, 2011, Standard & Poor’s Rating Services, Inc. downgraded the U.S. government’s AAA sovereign credit rating to AA+ with a negative outlook.  On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt.   On August 2, 2011, Fitch Inc. affirmed its existing sovereign rating of the U.S. government, but stated that the rating is under review. In July 2011, Moody’s Investors Services, Inc. placed the U.S. government under review for a possible credit rating downgrade and on August 2, 2011 it confirmed the U.S. government’s existing sovereign rating, but stated that the U.S. government’s rating outlook is negative.    There continues to be a perceived risk of future sovereign credit ratings downgrade of the U.S. government, including the ratings of U.S. Treasury securities.  A downgrade of U.S. sovereign credit ratings could correspondingly impact the credit ratings of instruments issued, insured or guaranteed by institutions, agencies or instrumentalities directly linked to the U.S. government, such as debt issued by Fannie Mae and Freddie Mac.  In addition, certain European nations continue to experience varying degrees of financial stress, and yields on government-issued bonds in Greece, Ireland, Italy, Portugal and Spain have risen and remain volatile. Despite assistance packages to Greece, Ireland and Portugal, the creation of a joint EU-IMF European Financial Stability Facility in May 2010, and a recently announced plan to expand financial assistance to Greece, uncertainty over the outcome of the European Union, or EU, governments’ financial support programs and worries about sovereign finances persist. Market concerns over the direct and indirect exposure of European banks and insurers to these EU peripheral nations has resulted in a widening of credit spreads and increased costs of funding for some European financial institutions.  These recent events may reduce investor confidence and lead to further weakening of the U.S. and global economies. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and borrowing costs. This also could affect real estate values in regions outside the United States in which we own properties, and, to the extent that any of our tenants in these regions rely upon the local economy for their revenues, our tenants’ businesses could also be affected by such conditions.  Further, the lack of stability could adversely affect our ability to obtain loans, credit facilities and other financing from lenders outside the United States.  Therefore, changes in local economic conditions outside the United States could reduce our ability to pay dividends and the amounts we could otherwise receive upon a sale of a property in a negatively affected region.

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

We believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by declining values in real estate. For example, an economic recession could negatively impact our real property investments as a result of increased tenant delinquencies and/or defaults under our leases, generally lower demand for rentable space, as well as potential oversupply of rentable space which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. Because we expect that some of our debt investments may consist of loans secured by real property, these same impacts could also negatively affect the underlying borrowers and collateral of assets that we own.

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

 Our operations could be negatively affected to a greater extent if the economic downturn is prolonged or becomes more severe, which would significantly harm our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

Yields on and safety of deposits may be lower due to the extensive decline in the financial markets.

Until we invest the proceeds of the Offering in real properties and other real estate investments, we may hold those funds in investments, including money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. While we believe the funds are protected based on the quality of the investments and the quality of the institutions that hold our funds, continued or unusual declines in the financial markets could result in a loss of some or all of these funds. In particular, money market funds have recently experienced intense redemption pressure and have had difficulty satisfying redemption requests. As such, we may not be able to access the cash in our money market investments. In addition, current yields from these investments is minimal.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The Federal Deposit Insurance Corporation, or FDIC, only insures amounts up to $250,000 per depositor. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose any amounts of our deposits over federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investments.

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

We have, and may continue to purchase or develop properties or other real estate investments or make investments in joint ventures or partnerships, co-tenancies or other co-ownership arrangements with Hines affiliates, the sellers of the properties, developers or similar persons.   We are parties to several joint venture arrangements, including joint ventures in which Hines Interests Limited Partnership, or Hines, and affiliates of Hines are a party. Joint ownership of properties or other investments, under certain circumstances, may involve risks not otherwise present with other methods of owing real estate or other real estate investments. Examples of these risks include:

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

We have acquired, and may continue to acquire, various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and may reduce our cash available for distribution to our stockholders.

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

We are Hines’ second publicly-offered investment vehicle. We collectively refer to real estate joint ventures, funds and programs as investment vehicles. All but one of the previous investment vehicles of Hines and its affiliates were conducted through privately-held entities not subject to either the up-front commissions, fees and expenses associated with the Offering or all the laws and regulations that govern us, including reporting requirements under the federal securities laws and tax and other regulations applicable to REITs. Hines’ first public fund is concentrating primarily on office buildings in the United States, whereas we have invested and expect to continue to invest internationally and in a broader array of property types as well as in debt and other instruments.

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

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of Hines and its affiliates as well as key employees of Hines in the discovery and acquisition of investments, the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. Our board of directors and the Advisor have broad discretion when identifying, evaluating and making investments with the proceeds of the Offering. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. We will rely on the management ability of Hines and the oversight of our board of directors as well as the management of any entities or ventures in which we invest. Our officers and the management of the Advisor also serve in similar capacities for numerous other entities. If Hines (or any of its key employees) is distracted by these other activities or suffers from adverse financial or operational problems in connection with its operations unrelated to us, the ability of Hines and its affiliates to allocate time and/or resources to our operations may be adversely affected. If Hines is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted. We will not provide key-man life insurance policies for any of Hines’ key employees.

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

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area.  An investment in our common stock will therefore be subject to greater risk to the extent that we lack a geographically diversified portfolio.  For example, based on our pro-rata share of the market value of the real estate investments in which we owned interests as of December 31, 2011, approximately 21% of our portfolio consists of a property located in Minneapolis, Minnesota, 14% of our portfolio consists of properties located in Birmingham, United Kingdom, 14% of our portfolio consists of properties located in Moscow, Russia, 13% of our portfolio consists of properties located in Boston, Massachusetts, 13% of our portfolio consists of properties located in Seattle, Washington and 12% of our portfolio consists of a property located in London, United Kingdom. Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets. Please see “Item 2. Properties — Market Concentration.”

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in these industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on our pro rata share of space leased to tenants as of December 31, 2011, 20% of our space is leased to tenants in the transportation and warehousing industry, 13% is leased to tenants in the information services industry, 12% is leased to tenants in the finance and insurance services industry and 11% is leased to tenants in the legal industry. Please see “Item 2. Properties — Industry Concentration.”

We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. For example, of our total revenue for the year ended December 31, 2011, approximately 17% was earned from a tenant in the accounting industry, who has leases that expire in 2016, 2019, and 2024, approximately 11% was earned from a tenant in the legal services industry whose lease expires in 2016 and approximately 11% was earned from a tenant in the education services industry whose leases expire in 2019.

Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations and our ability to pay distributions.

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

By owning our shares, stockholders will be subjected to significant risks associated with owning and operating real estate investments. The performance of their investment in Hines Global will be subject to such risks, including:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing;

•	changes in property level operating expenses due to inflation or otherwise;

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes; and

•
changes due to factors that are generally outside of our control, such as terrorist attacks and international instability, natural disasters and acts of God, over-building, adverse national, state or local changes in applicable tax, environmental or zoning laws and a taking of any of the properties which we own or in which we otherwise have interests by eminent domain.

In addition, we expect to acquire additional properties in the future, which may subject us to additional risks associated with real estate property acquisitions, including the risks that:

•	the investments will fail to perform in accordance with our expectations because of conditions or liabilities we did not know about at the time of acquisition; and

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

An economic slowdown or rise in interest rates or other unfavorable changes in economic conditions in the markets in which we operate could adversely impact our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

The development of negative economic conditions in the markets in which we operate may significantly affect occupancy, rental rates and our ability to collect rent from our tenants, as well as our property values, which could have a material adverse impact on our cash flows, operating results and carrying value of investment property. For example, an economic recession or rise in interest rates could make it more difficult for us to lease real properties, may require us to lease the real properties we acquire at lower rental rates and may lead to an increase in tenant defaults. In addition, these conditions may also lead to a decline in the value of our properties and make it more difficult for us to dispose of these properties at an attractive price. Other risks that may affect conditions in the markets in which we operate include:

•	local conditions, such as an oversupply of the types of properties we invest in or a reduction in demand for such properties in the area; and

•	increased operating costs, if these costs cannot be passed through to tenants.

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

Numerous real estate companies that operate in the markets in which we may operate will compete with us in acquiring real estate investments and obtaining creditworthy tenants to occupy such properties or the properties owned by such investments. Such competition could adversely affect our business. There are numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors that will compete with us in seeking investments and tenants for properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or investments or lower our occupancy rates and the rent we may charge tenants. In addition, the arrival of new competitors in the immediate areas where we have assets could require unplanned investments in our assets, which may adversely affect us. We may also have difficulty in renewing leases or in leasing to new tenants, which may lead to a reduction in our cash flow and operating income, since the proximity of new competitors could divert existing or new tenants to such competitors, resulting in vacancies.

We may have difficulty selling real estate investments, and our ability to distribute all or a portion of the net proceeds from such sales to our stockholders may be limited.

Real estate investments are relatively illiquid. We will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We will also have a limited ability to sell assets in order to fund working capital and similar capital needs such as share redemptions. We expect to generally hold a real estate investment for the long term. When we sell any of our real estate investments, we may not realize a gain on such sale or the amount of our taxable gain could exceed the cash proceeds we receive from such sale. We may not distribute any proceeds from the sale of real estate investments to our stockholders. Rather, we may use such proceeds to:

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

We have invested, and may continue to invest, in properties on which developments or improvements are to be constructed or completed. As such, we are subject to the risks associated with development and construction activities including the following:

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

We have invested, and may continue to invest, in properties on which developments or improvements are to be constructed or completed and we may experience delays in the development of our real properties, such delay could adversely affect our stockholders’ returns. When properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months or longer to complete construction, to rent available space, and for rent payments to commence. Therefore, we may not receive any income from these properties and our ability to pay distributions to our stockholders could suffer. If we are delayed in the completion of any such construction project, our tenants may have the right to terminate preconstruction leases for space at such newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly-constructed projects. Furthermore, the price we agree to pay for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of the real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

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

Leases with retail properties’ tenants may restrict us from re-leasing space.

Most leases with retail tenants contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property.

Recent disruptions in the financial markets could adversely affect the multifamily property sector’s ability to obtain financing and credit enhancement from Fannie Mae and Freddie Mac, which could adversely impact us if we acquire any multifamily residential properties.

        We may invest in multifamily residential properties.  Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector. Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for significant amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, the U.S. Congress and Treasury undertook a series of actions to stabilize these government-sponsored enterprises and the financial markets. Pursuant to legislation enacted in 2008, the U.S. government placed both Fannie Mae and Freddie Mac under its conservatorship.

        Currently, Fannie Mae and Freddie Mac remain active multifamily lenders. If we invest in any multifamily residential properties, we may secure our financing through Fannie Mae and Freddie Mac. However, there is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Should Fannie Mae and Freddie Mac have their mandates changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to the multifamily sector, it would significantly reduce our access to such debt capital and/or increase borrowing costs. If new U.S. government regulations heighten Fannie Mae’s and Freddie Mac’s underwriting standards, adversely affect interest rates and reduce the amount of capital they can make available to the multifamily sector, it could have a material adverse effect on both the multifamily sector and our access to funding in connection with the acquisition and maintenance of such properties. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, if we invest in multifamily residential properties, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could:

•	make it more difficult for us to secure new takeout financing for any multifamily development projects we acquire;

•	hinder our ability to refinance any completed multifamily assets;

•	decrease the amount of available liquidity and credit that could be used to further diversify our portfolio through the acquisition of multifamily assets; and

•	require us to obtain other sources of debt capital with potentially different terms.

Short-term multifamily community leases associated with any multifamily residential properties we acquire may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to our stockholders.

        If we invest in multifamily residential properties, we expect that substantially all of our multifamily community leases associated with such properties will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

Continued high levels of unemployment could adversely affect the occupancy and rental rates of any multifamily residential properties we acquire, with high quality multifamily communities suffering even more severely.

        Prolonged continuance of unemployment at current levels or increased levels of unemployment in multifamily markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:

•	rental residents deciding to share rental units and therefore rent fewer units;

•	potential residents moving back into family homes or delaying leaving family homes;

•	a reduced demand for higher-rent units, such as those of high quality multifamily communities;

•	a decline in household formation;

•	persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;

•	the inability or unwillingness of residents to pay rent increases; and

•	increased collection losses.

        These factors generally have contributed to lower rental rates. If we acquire any multifamily residential properties and employment levels do not improve or worsen, our results of operations, financial condition and ability to make distributions to you may be adversely affected.

In connection with the recent credit market disruptions and economic slowdown, if we invest in any multifamily residential properties, we may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.

        If we invest in any multifamily residential properties, we will face significant competition.  Any multifamily communities we invest in may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area because of the tightening of mortgage lending underwriting criteria, homeowner foreclosures, the decline in single-family home and condominium sales and the lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

If we invest in multifamily residential properties, we must comply with the Fair Housing Amendment of 1988.

 If we invest in multifamily residential properties domestically, we must comply with the Fair Housing Amendment Act of 1988, or FHAA, which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

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

The hospitality or leisure business is highly competitive and influenced by factors such as location, room rates, quality, service levels, reputation and reservation systems, among many other factors. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. This competition, along with other factors, such as over-building in the hospitality or leisure industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality or leisure properties. The demand for rooms at any hospitality or leisure properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. This volatility in room demand and occupancy rates could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.

If we purchase assets at a time when the commercial real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value.

Real estate investment transaction volume increased during 2010 and 2011, and estimated going-in capitalization rates, or cap rates (ratio of the net projected operating income of a property in its initial fiscal year divided by the net purchase price), have fallen relative to their post-recession peaks in late 2009.  As we enter 2012, there continues to be a significant amount of investment capital pursuing high-quality, well-located assets that generate stable cash flows, causing aggressive competition and pricing for assets which match our investment strategy.  This may continue to drive prices higher, resulting in lower cap rates and returns. To the extent we purchase real estate in the future this environment, we are subject to the risks that the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets if the real estate market ceases to attract the same level of capital investment in the future as it has recently attracted, or if the number of companies seeking to acquire such assets decreases. If any of these circumstances occur or the values of our investments are otherwise negatively affected, the value of an investment in our common stock may be lower.

Risks Related to Investments in Debt

Hines does not have substantial experience investing in mortgage, mezzanine, bridge or construction loans, B Notes, securitized debt or other debt related to properties in which we invest which could adversely affect our return on our loan investments.

We have made, and may continue to make, investments in mortgage, mezzanine, bridge or construction loans, B-Notes, securitized debt or other debt related to properties if the Advisor determines that it is advantageous to us due to the state of the real estate market or in order to diversify our investment portfolio. However neither the Advisor nor any of its affiliates has any substantial experience investing in these types of loans and we may not have the expertise necessary to maximize the return on our investment in these types of loans.

Loans we make or invest in may be impacted by unfavorable real estate market conditions, which could decrease the value of our loan investments.

We have made and may continue to make or invest in loans and we will be at risk of defaults by the borrowers on those loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We may invest in unsecured loans. Even with respect to loans secured by real property, we will not know whether the values of the properties securing the loans will remain at the levels existing on the dates of origination of the loans. If the values of such underlying properties drop, our risk will increase with respect to secured loans because of the lower value of the security associated with such loans.

Loans we make or invest in will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates as well as the value of the loans in the event we sell the loans.

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

We have made and invested in, and may continue to make or invest in, mezzanine loans, which involve greater risks of loss than senior loans secured by real properties.

We have made and invested in, and may continue to make or invest in, mezzanine loans that generally take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of an entity that directly or indirectly owns real property. These types of investments involve a higher degree of risk than long-term senior mortgage loans secured by real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our mezzanine loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than traditional mortgage loans, resulting in less equity in the real property and increasing our risk of loss of principal.

We may invest in B-Notes, which are subject to additional risks as a result of the privately negotiated structure and terms of such transactions which may result in losses.

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

We own several properties outside the United States. We may purchase others and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose the following risks:

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

Revenues generated from any properties or other real estate investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.

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

Lack of compliance with the United States Foreign Corrupt Practices Act, or FCPA, could subject us to penalties and other adverse consequences.

We are subject to the FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including potential competitors, are not subject to these prohibitions. Fraudulent practices, including corruption, extortion, bribery, pay-offs, theft and others, occur from time-to-time in countries in which we may do business. If people acting on our behalf or at our request are found to have engaged in such practices, severe penalties and other consequences could be imposed on us that may have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

Risks Related to Organizational Structure

Any interest in Hines Global will be diluted by the Special OP Units and any other OP Units in the Operating Partnership, and any interest in Hines Global may be diluted if we issue additional shares.

Hines Global owned a 99.98% general partner interest in the Operating Partnership as of December 31, 2011. Affiliates of Hines owned the remaining 0.02% interest in the Operating Partnership. Hines Global REIT Associates Limited Partnership owns the Special OP Units in the Operating Partnership, which were issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

Stockholders do not have preemptive rights to acquire any shares issued by us in the future. Therefore, investors purchasing our common shares in the Offering may experience dilution of their equity investment if we:

•	sell shares in the Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan;

•	sell securities that are convertible into shares, such as OP Units;

•	at the option of our Advisor, issue OP Units to pay for certain fees;

•	issue OP Units or common shares to the Advisor or affiliates in exchange for advances or deferrals of fees;

•	issue shares in a private offering; or

•	issue shares to sellers of properties acquired by us in connection with an exchange of partnership units from the Operating Partnership.

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

Under certain circumstances, including a merger, consolidation or sale of substantially all of our assets or any similar transaction, a transaction pursuant to which a majority of our board of directors then in office are replaced or removed, or the termination or non-renewal of our Advisory Agreement under various circumstances, the Operating Partnership is, at the election of Hines or its affiliates, required to purchase the Special OP Units and any OP Units that Hines or its affiliates own for cash (or, in certain cases, a promissory note) or our shares, at the election of the holder. These rights may deter these types of transactions which may limit the opportunity for stockholders to receive a premium for their common shares that might otherwise exist if an investor attempted to acquire us.

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

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our board of directors. Because our articles contain limitations on ownership of more than 9.9% of our common shares, our board of directors has adopted a resolution presently opting out of the business combinations statute. Therefore, we will not be afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our articles will provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested stockholder.

We are not registered as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, and therefore we will not be subject to the requirements imposed on an investment company by the Investment Company Act which may limit or otherwise affect our investment choices.

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

Whether a company is an investment company can involve analysis of complex laws, regulations and Securities and Exchange Commission, or SEC, staff interpretations. Hines Global and the Operating Partnership intend to continue to conduct operations so as not to become subject to regulation as an investment company under the Investment Company Act. So long as Hines Global conducts its businesses through its Operating Partnership and its wholly owned or majority-owned subsidiaries that are not investment companies and none of Hines Global, the Operating Partnership and the wholly owned or majority-owned subsidiaries hold themselves out as being engaged primarily in the business of investing in securities, Hines Global will not have to register. The securities issued by any subsidiary that is excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities its parent may own, may not have a combined value in excess of 40% of the value of the parent entity’s total assets on an unconsolidated basis (which we refer to as the 40% test). We do not expect that we, the Operating Partnership, or other subsidiaries will be an investment company because we will seek to assure that holdings of investment securities in any entity will not exceed 40% of the total assets of that entity as defined in the Investment Company Act. In order to operate in compliance with that standard, each entity may be required to conduct its business in a manner that takes account of these provisions. We, our Operating Partnership, or a subsidiary could be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain. In addition, we may also have to forgo opportunities to acquire certain investments or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase. For example, these restrictions will limit the ability of our subsidiaries to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain asset backed securities and real estate companies or in assets not related to real estate.

Certain of the subsidiaries that we may form in the future could seek to rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of that Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of that entity’s portfolio must be comprised of qualifying assets and at least another 25% of each of their portfolios must be comprised of real estate-related assets under the Investment Company Act (and no more than 20% comprised of miscellaneous assets). Qualifying assets for this purpose include mortgage loans and other assets, such as whole pool agency residential mortgage backed securities, or RMBS, that the SEC staff in various no-action letters has determined are the functional equivalent of mortgage loans for the purposes of the Investment Company Act. We intend to treat as real estate-related assets non-agency RMBS, CMBS, debt and equity securities of companies primarily engaged in real estate businesses, agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets.

We may in the future organize one or more subsidiaries that seek to rely on the Investment Company Act exemption provided to certain structured financing vehicles by Rule 3a-7 under the Investment Company Act. To the extent that we organize subsidiaries that rely on Rule 3a-7 for an exemption from the Investment Company Act, these subsidiaries will need to comply with the restrictions contained in this Rule. In general, Rule 3a-7 exempts from the Investment Company Act issuers that limit their activities as follows:

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

If we seek to list our shares on an exchange as a way of providing our stockholders with a liquidity event, we may consider internalizing the functions performed for us by our Advisor. An internalization could take many forms, for example, we may hire our own group of executives and other employees or we may acquire the Advisor or its respective assets including its existing workforce. Any internalization could result in significant payments, including in the form of our stock, to the owners of the Advisor as compensation, which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in Hines. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of: (i) the costs of being self-managed; (ii) our inability to effectively integrate a new staff of managers and employees; or (iii) our inability to properly replicate the services provided previously by the Advisor or its affiliates. Additionally, internalization transactions have also, in some cases, been the subject of litigation and even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in real estate investments or to pay distributions. In connection with any such internalization transaction, a special committee consisting of our independent directors will be appointed to evaluate the transaction and to determine whether a fairness opinion should be obtained.

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

Employees of the Advisor and Hines will face conflicts of interest relating to time management and allocation of resources and investment opportunities.

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

Hines and the Advisor manage our day-to-day operations and properties pursuant to an advisory agreement. This agreement was not negotiated at arm’s length and certain fees payable by us under such agreement are paid regardless of our performance.

Hines and its affiliates may encounter conflicts of interest with respect to position as to matters relating to this agreement. Areas of potential conflict include the computation of fees and reimbursements under such agreements, the enforcement, renewal and/or termination of the agreements and the priority of payments to third parties as opposed to amounts paid to affiliates of Hines. These fees may be higher than fees charged by third parties in an arm’s-length transaction as a result of these conflicts.

Certain of our officers and directors face conflicts of interest relating to the positions they hold with other entities.

All of our officers and non-independent directors are also officers and directors of the Advisor and/or other entities controlled by Hines. Some of these entities may compete with us for investment and leasing opportunities. These personnel owe fiduciary duties to these other entities and their security holders and these duties may from time to time conflict with the fiduciary duties such individuals owe to us and our stockholders. For example, conflicts of interest adversely affecting our investment decisions could arise in decisions or activities related to:

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

Generally, we are obligated under our articles to indemnify our officers and directors against certain liabilities incurred in connection with their services. We have entered into indemnification agreements with each of our officers and directors. Pursuant to these indemnification agreements, we have generally agreed to indemnify our officers and directors for any such liabilities that they incur. These indemnification agreements, as well as the indemnification provisions in our articles, could limit our ability and the ability of our stockholders to effectively take action against our officers and directors arising from their service to us. In addition, there could be a potential reduction in distributions resulting from our payment of premiums associated with insurance or payments of a defense, settlement or claim.

Our Umbrella Partnership Real Estate Investment Trust, or UPREIT, structure may result in potential conflicts of interest.

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

Neither ordinary nor capital gain distributions with respect to our common shares nor gain from the sale of common shares should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

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

Under current law, qualifying corporate distributions received by individuals prior to 2013 are subject to tax at a maximum rate of 15%. This special tax rate is generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) paid by us to individual investors will generally be subject to the federal income tax rates that are otherwise applicable to ordinary income. This law change may make an investment in our common shares comparatively less attractive relative to an investment in the shares of other corporate entities which pay distributions that are not formed as REITs.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We have and may continue to purchase real properties and lease them back to the sellers of such properties. We use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, but cannot assure our stockholders that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. We might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization if a sale-leaseback transaction were so recharacterized. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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

Risks Related to ERISA

If our assets are deemed to be ERISA plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. If the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, potential investors should consult with their legal and other advisors concerning the impact of ERISA and the Code on such investors’ investment and our performance.

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

As of December 31, 2011, we owned interests in twelve properties. Our stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments prior to purchasing shares of our common stock. In addition, our investment policies and strategies are very broad and permit us to invest in all types of properties and other real estate investments. Our stockholders must rely on the Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because our stockholders cannot evaluate our future investments in advance of purchasing shares of our common stock, an investment in a “blind-pool offering such as Hines Global may entail more risk than other types of offerings. This additional risk may hinder our stockholders’ ability to achieve their personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

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

In our initial quarters of operations, our distributions were paid using cash flows from financing activities, including proceeds from our initial public offering and proceeds from debt financings and some or all of the distributions we pay in the future may be paid from similar sources or sources such as cash advances by the Advisor or cash resulting from a waiver or deferral of fees. The use of sources other than our cash flow from operations to fund distributions could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders’ investment.

In our initial quarters of operations, and from time to time thereafter, our cash flows from operations may be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source when we do not have sufficient cash flow from operations to fund such distributions.  We may choose to use advances, deferrals or waivers of fees, if available, from the Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. However, the Advisor and affiliates are under no obligation to advance funds to us or to defer or waive fees in order to support our distributions. For example, we funded all cash distribution payments for 2010 with cash flows from financing activities, which include proceeds from the Offering and, with respect to the third quarter of 2010, equity capital contributions from Moorfield and proceeds from debt financings. When we use cash flows from financing activities, including Offering proceeds and borrowings to fund distributions, or if we use deferrals or waivers of fees from the Advisor or affiliates to fund distributions, then we will have less funds available for operations and acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, and our stockholders overall return may be reduced.  In addition, the Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in Hines Global.  Furthermore, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

We have reduced our distribution rate and cannot guarantee that distributions will continue to be paid at the current rate or at all.

In 2011, as a result of market conditions and our goal of increasing our distribution coverage, our board of directors declared distributions for the first quarter of 2012 at an annualized distribution rate of 6.5%, based on a $10.00 share price and assuming that rate is maintained every day for a twelve-month period. This rate represents a reduction from the annualized distribution rate of 7.0%, based on a $10.00 share price, which had been declared by our board of directors in each prior quarter since October of 2009. There can be no assurance that the current distribution rate will be maintained.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

Our organizational documents permit us to make distributions from any source and we may choose to continue to pay distributions when we do not have sufficient cash flow from operations to fund such distributions. If we fund distributions from borrowings or the net proceeds from the Offering, as we did in our initial quarters of operating, we will have less funds available for acquiring properties and other investments, and our stockholders overall return may be reduced.

Payments to the holder of the Special OP Units or any other OP Units will reduce cash available for distribution to our stockholders.

An affiliate of Hines has received OP Units in return for its $190,000 contribution to the Operating Partnership. The Advisor or its affiliates may also choose to receive OP Units in lieu of certain fees. The holders of all OP Units will be entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the OP Units will reduce the cash available for distribution to our stockholders. In addition, Hines Global REIT Associates Limited Partnership, the holder of the Special OP Units, will be entitled to cash distributions, under certain circumstances, including from sales of our real estate investments, refinancings and other sources, which may reduce cash available for distribution to our stockholders and may negatively affect the value of our shares of common stock. Furthermore, under certain circumstances the Special OP Units and any other OP Units held by Hines or its affiliates are required to be repurchased, in cash at the holder’s election and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, or other sources to make the payment, which will reduce cash available for distribution to our stockholders.

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

Because the Advisor and Hines Securities, Inc. (formerly known as Hines Real Estate Investments, Inc.), our Dealer Manager, are affiliates of Hines, our stockholders will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with a securities offering. In addition, Greenberg Traurig, LLP has acted as counsel to us, the Advisor and our Dealer Manager in connection with the Offering and, therefore, investors will not have the benefit of a due diligence review and investigation that might otherwise be performed by independent counsel which increases the risk of their investment. If any situation arises in which our interests are in conflict with those of our Dealer Manager or its affiliates, and we are required to retain additional counsel, we will incur additional fees and expenses.

The fees we pay in connection with the Offering and the agreements entered into with Hines and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to our Advisor, Dealer Manager, Hines and other affiliates for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Hines and its affiliates, including the Advisor and us, were not negotiated at arm’s-length. Such agreements include our Advisory Agreement, our Dealer Manager Agreement, and any property management and leasing agreements. A third party unaffiliated with Hines may be willing and able to provide certain services to us at a lower price.

We will pay substantial compensation to Hines, the Advisor and their affiliates, which may be increased during the Offering or future offerings by our independent directors.

Subject to limitations in our articles, the fees, compensation, income, expense reimbursements, interests and other payments payable to Hines, the Advisor and their affiliates may increase during the Offering or in the future if such increase is approved by a majority of our independent directors.

We will pay the Advisor a fee on any debt financing made available to us, whether or not we utilize all or any portion of such debt financing; therefore the Advisor will have a conflict of interest in recommending whether, and in what amount, we should obtain debt financing.

We will pay the Advisor a debt financing fee equal to 1.0% of the amount obtained under any property loan or made available under any other debt financing obtained by us. We will pay the debt financing fee on the aggregate amount available to us under any such debt financing, irrespective of whether any amounts are drawn down. Because of this, the Advisor will have a conflict in recommending when to obtain debt financing and the amount to be made available thereunder.

We do not, and do not expect to, have research analysts reviewing our performance.

We do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, our stockholders will not have an independent review of our performance and the value of our common stock relative to publicly traded companies.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We make real estate investments directly through entities wholly-owned by the Operating Partnership, or indirectly through other entities. The following tables provide additional information regarding the 12 properties in which we owned interests as of December 31, 2011:
Property (1)	Location	Date Acquired/ Net Purchase Price (in millions)	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
Domestic Office Properties
17600 Gillette	Irvine, California	6/2010; $20.4	13.4%	98,925	100%
Hock Plaza	Durham, North Carolina	9/2010; $97.9	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	11/2010; $185.0	7.4%	698,783	96%
250 Royall	Canton, Massachusetts	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	10/2011; $103.0	8.0%	532,246	100%
Fisher Plaza	Seattle, Washington	12/2011; $160.0	7.9%	293,727	93%
9320 Excelsior	Hopkins, Minnesota	12/2011; $69.5	6.2%	254,915	100%
Total for Domestic Office Properties				2,390,927	98%

Domestic Industrial Properties
Southpark	Austin, Texas	10/2010; $31.2	8.5%	372,125	85%

International Office Properties
Stonecutter Court	London, England	3/2011; $146.8 (3)	6.8%	152,808	100%
Gogolevsky 11	Moscow, Russia	8/2011; $96.1	8.9%	85,740	100%
Total for International Office Properties				238,548	100%

International Mixed-Use Properties
Brindleyplace Project	Birmingham, England	7/2010; $282.5 (4)	7.0%	565,482	96%

International Industrial Properties
FM Logistic	Moscow, Russia	04/2011; $70.8	11.2%	748,578	100%
Total for All Properties				4,315,660	97	% (5)

(1) We own a 100% interest in each of the properties through the Operating Partnership with the exception of the Brindleyplace Project. On December 31, 2011, the Company owned a 99.98% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.02% interest in the Operating Partnership. We own a 60% interest in the Brindleyplace Project through our investment in the Brindleyplace JV.

 (2) The estimated going-in capitalization rate is determined as of the date of acquisition by dividing the projected property revenues in excess of expenses for the first fiscal year following the date of acquisition by the net purchase price (excluding closing costs and taxes). Property revenues in excess of expenses includes all projected operating revenues (rental income, tenant reimbursements, parking and any other property-related income) less all projected operating expenses (property operating and maintenance expenses, property taxes, insurance and property management fees). The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of each property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions, with respect to each property, that in-place tenants will continue to perform under their lease agreements during the 12 months following our acquisition of the property.  In addition, with respect to the Brindleyplace Project, Hock Plaza, Southpark, Fifty South Sixth, and Fisher Plaza these include assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.  They also concern assumptions, with respect to the Brindleyplace Project, that leases subject to rent reviews during the 12 months following our acquisition of the property will be adjusted to market rates.

(3) This amount was translated from British pounds, which we refer to as GBP, to U.S. dollars at a rate of $1.61 per GBP, based on the transaction date.

(4) This amount was translated from GBP to U.S. dollars at a rate of $1.52 per GBP, based on the transaction date.

(5) This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 97%.

Other Real Estate Investments

In addition, we have the following other real estate investments as of December 31, 2011:

•
One Waterwall JV – 93% interest in a joint venture that was formed to invest in a multi-family development project in Houston, Texas. An affiliate of Hines owns the remaining 7% interest in this joint venture. The joint venture acquired the land in December 2011. Construction is expected to begin in June 2012 and be completed by March 2014, although there can be no assurances as to when construction will be completed.

•
Ashford at Brookhaven Development – $3.25 million loan commitment to a multi-family development project in Atlanta, Georgia, which is being developed by an affiliate of Hines. We are providing pre-construction financing to the project and has a $1.9 million loan receivable outstanding as of December 31, 2011. The project acquired the land in November 2011. Construction is expected to begin in July 2012 and be completed by December 2013, although there can be no assurances as to when construction will be completed.

•
Flagship Capital JV - 97% interest in a joint venture with Flagship Capital GP, which was formed to provide approximately $39.0 million of financing for real estate projects. The joint venture has a $2.9 million loan receivable outstanding as of December 31, 2011. Flagship Capital GP owns the remaining 3% interest in the joint venture.

Lease Expirations

The following table lists our pro-rata share of the scheduled lease expirations for each of the years ending December 31, 2012 through December 31, 2021 and thereafter for all of the properties in which we owned an interest as of December 31, 2011. The table also shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
	Number	Approximate	Percent of Total	Annual Base Rental	Percent of Total Annual Base
Year	of Leases	Square Feet	Leasable Area	Income of Expiring Leases	Rental Income
Vacant	-	119,083	2.9%	$-	-
2012	9	128,907	3.2%	$5,429,285	5.5%
2013	17	288,639	7.1%	$6,711,869	6.8%
2014	21	134,185	3.3%	$4,719,561	4.8%
2015	15	116,663	2.9%	$8,969,473	9.1%
2016	15	1,391,684	33.9%	$20,956,061	21.2%
2017	3	83,570	2.0%	$606,868	0.6%
2018	11	339,217	8.3%	$6,921,151	7.0%
2019	6	815,859	20.0%	$28,831,775	29.1%
2020	8	18,769	0.5%	$504,945	0.5%
2021	1	5,863	0.1%	$26,280	-
Thereafter	15	647,025	15.8%	$15,399,589	15.4%

Market Concentration

The following table provides a summary of the market concentration of our portfolio based on our pro-rata share of the market value of each of the properties in which we owned interests as of December 31, 2011. The estimated value of each property is based on the net purchase price since all assets were recently acquired:

Market	Market Concentration
Minneapolis, Minnesota	21%
Birmingham, England	14%
Moscow, Russia	14%
Boston, Massachusetts	13%
Seattle, Washington	13%
London, England	12%
Durham, North Carolina	8%
Austin, Texas	3%
Irvine, California	2%

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of the properties in which we owned interests based on our pro-rata share of their leased square footage as of December 31, 2011:

Industry	Industry Concentration
Transportation and Warehousing	20%
Information	13%
Finance and Insurance	12%
Legal	11%
Health Care	9%
Accounting	8%
Agriculture	6%
Educational Services	6%
Manufacturing	5%
Other Professional Services	3%
Other	1%
Real Estate	1%
Hospitality	1%
Administrative and Support Services	1%
Retail	1%
Wholesale Trade	1%
Arts, Entertainment, and Recreation	1%

Our Significant Investments

Set forth below is certain additional information about our significant properties.

The Brindleyplace Project

In July 2010, we acquired five office buildings including ground-floor retail, restaurant and theatre space, and a 903-space multi-story parking garage, located in Birmingham, England, which we refer to as the Brindleyplace Project. Each of the properties was constructed from 1997-2000. British Telecom, a telecommunication firm, leased 133,084 square feet or approximately 24% of the rentable area of the Brindleyplace Project, under a lease that expired in January 2012 and was not renewed. The annual base rent under the lease was approximately £3.1 million ($4.7 million assuming a rate of $1.52 per GBP based on the transaction date). The Royal Bank of Scotland PLC, a global banking and financial services company, which we refer to herein as RBS, leases 93,713 square feet or approximately 17% of the rentable area of the Brindleyplace Project, under a lease that expires in December 2028. The annual base rent under the lease is currently approximately £2.6 million ($3.9 million assuming a rate of $1.52 per GBP based on the transaction date), but is subject to rent reviews every five years (rent reviews are negotiations between the tenant and landlord to bring the annual base rent under a lease to a market rental rate). Rent reviews cannot result in decreased annual rent. In addition, the lease has a termination option, which permits RBS to terminate the lease in June 2022 with twelve months notice. Deloitte LLP, a company that provides auditing, consulting, financial advisory, risk management and tax services, leases 58,094 square feet or approximately 10% of the rentable area of the Brindleyplace Project, under a lease that expires in February 2016. The annual base rent under the lease is currently approximately £1.5 million ($2.2 million assuming a rate of $1.52 per GBP based on the transaction date), but is subject to rent reviews every 5 years. The remaining space is leased to 29 tenants, none of which individually leases more than 10% of the rentable area of the Brindleyplace Project.

The Brindleyplace Project is owned by a consolidated joint venture, which we refer to herein as the Brindleyplace JV, which is owned 60% and 40%, respectively, by the Operating Partnership and MREF II MH SARL, a subsidiary of Moorfield Real Estate Fund II GP Ltd., which we refer to herein as Moorfield.

The Brindleyplace Project receives property management services from GVA Grimley Limited which is not affiliated with us, our sponsor or our affiliates.

   In accordance with the terms of the secured mortgage facility agreement with Eurohypo AG, the Brindleyplace JV was required to escrow a reserve in the amount of £3.5 million ($5.4 million assuming a rate of $1.55 per GBP as of December 31, 2011) for the refurbishment of one of the buildings of the Brindleyplace Project. The refurbishment commenced in early 2012 and the reserve will be released in reimbursement of qualified costs related to the refurbishment. The reserve was fully funded by January 2012.

The following table shows the weighted average occupancy rate, expressed as a percentage of rentable square feet, and the average effective annual gross rent per leased square foot for the Brindleyplace Project during the past five years ended December 31:

		Average Effective Annual
	Weighted	Gross Rent per Leased
	Average	Sq. Ft.(1)
Year	Occupancy	GBP	USD
2007	98.7%	£ 24.12	$ 48.28
2008	97.4%	£ 25.86	$ 47.97
2009	97.4%	£ 25.31	$ 39.63
2010	97.4%	£ 30.86	$ 47.72
2011	97.3%	£ 19.86	$ 31.86
____________

(1)
Average effective annual gross rent per leased square foot for each year is calculated by dividing such year’s accrual-basis total rent revenue (excluding operating expense recoveries) by the weighted average square footage under lease during such year. All GBP amounts were translated to USD using the corresponding yearly average exchange rate. For our period of ownership, these amounts are net of tenant allowances such as free rent. For periods prior to our ownership, we do not have the records available to us to be able to quantify the impact of tenant concessions, if any. To the extent there were concessions which were not considered in the amounts provided to us, the average effective annual gross rent per leased square foot amounts could be lower than those amounts disclosed above.

  The following table lists, on an aggregate basis, the approximate leasable square feet for all of the scheduled lease expirations for each of the years ending December 31, 2012 through December 31, 2021 and thereafter for the Brindleyplace Project as of December 31, 2010.

Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases(1)	Percent of Total Annual Base Rental Income
Vacant	—	20,489	3.6%	$—	—
2012	1	133,084	23.6%	$6,616,942	29.5%
2013	2	28,947	5.1%	$2,160,276	9.6%
2014	7	62,807	11.1%	$2,079,714	9.2%
2015	2	11,390	2.0%	$615,904	2.7%
2016	1	58,094	10.3%	$2,523,696	11.2%
2017	1	5,241	0.9%	$256,529	1.1%
2018	3	60,514	10.7%	$2,351,476	10.4%
2019	—	—	—	$—	—
2020	5	12,034	2.1%	$14,152	0.1%
2021	1	9,772	1.7%	$175,112	0.8%
Thereafter	9	163,110	28.9%	$5,723,316	25.4%
____________

(1)	Assuming an exchange rate of $1.55 per GBP based on the exchange rate in effect on December 31, 2011.

Fifty South Sixth

Fifty South Sixth, a 29-story office building located in Minneapolis, Minnesota, was constructed in 2001. Two tenants, Dorsey & Whitney LLP and Deloitte LLP, individually lease more than 10% of the rentable area of the building, as described below:

•
Dorsey & Whitney LLP, an international law firm, leases 333,265 square feet or approximately 48% of the building’s rentable area, under a lease that expires in September 2016. The annual base rent under the lease is currently approximately $6.8 million, but is subject to rent escalations. In addition, the lease provides the tenant with an option to terminate the lease prior to its expiration if the tenant gives notice six months in advance of the termination date and makes a payment equal to unamortized leasing costs.

•
Deloitte LLP, an auditing, consulting, financial advisory, risk management and tax services company, leases 142,788 square feet or approximately 20% of the building’s rentable area, under a lease that expires in June 2024. The annual base rent under the lease is currently approximately $3.1 million, but is subject to rent escalations. In addition, the lease has a termination option which permits the tenant to terminate the lease if notice is given by December 31, 2019 and the tenant makes a payment equal to six months gross rent plus unamortized leasing costs.

The remaining space is leased to 31 tenants, none of which leases more than 10% of the rentable area of Fifty South Sixth.

The following table shows the weighted average occupancy rate, expressed as a percentage of rentable square feet, and the average effective annual gross rent per leased square foot, for Fifty South Sixth during the past five years ended December 31:

Year	Weighted Average Occupancy	Average Effective Annual Gross Rent per Leased Sq. Ft.(1)
2007	93.7%	$ 30.64
2008	77.2%	$ 28.86
2009	93.7%	$ 33.29
2010	93.7%	$ 36.08
2011	95.5%	$ 34.85
____________

(1)
Average effective annual gross rent per leased square foot for each year is calculated by dividing such year’s accrual-basis total rent revenue (including operating expense recoveries) by the weighted average square footage under lease during such year. For our period of ownership, these amounts are net of tenant allowances such as free rent. For periods prior to our ownership, we do not have the records available to us to be able to quantify the impact of tenant concessions, if any. To the extent there were concessions which were not considered in the amounts provided to us, the average effective annual gross rent per leased square foot amounts could be lower than those amounts disclosed above.

The following table lists, on an aggregate basis, the approximate leasable square feet for all of the scheduled lease expirations for the years ending December 31, 2012 through 2021 and thereafter for Fifty South Sixth as of December 31, 2011.

Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	% of Total Annual Base Rental Income
Vacant	—	27,926	4.0%	$—	—
2012	—	—	—	$—	—
2013	9	54,762	7.8%	$715,339	5.3%
2014	2	8,668	1.2%	$147,761	1.1%
2015	8	34,308	4.9%	$552,032	4.1%
2016	8	373,207	53.5%	$7,848,957	58.6%
2017	1	9,725	1.4%	$45,383	0.3%
2018	4	47,576	6.8%	$716,034	5.3%
2019	—	—	—	$—	—
2020	—	—	—	$—	—
2021	—	—	—	$—	—
Thereafter	1	142,611	20.4%	$3,402,778	25.3%

Stonecutter Court

On March 11, 2011, a subsidiary of the Operating Partnership acquired all of the share capital of Sofina Properties Limited, which we refer to herein as Sofina, for the sole purpose of acquiring Stonecutter Court, a core office building with two adjacent, ancillary buildings located in London, United Kingdom. The Seller, Shalati Investments Limited, is not affiliated with us or our affiliates.

Stonecutter Court was constructed in 1995. Deloitte LLP, an auditing, consulting, financial advisory, risk management and tax services company, leases approximately 140,000 square feet or 92% of Stonecutter Court’s net rentable area, under a lease that expires in April 2019. The annual base rent under the lease is currently £6.2 million ($10.0 million assuming a rate of $1.61 per GBP based on the transaction date), but is subject to a rent review in November 2015. In the United Kingdom, a landlord has the right in accordance with the lease to review the rent at various intervals throughout the lease. The new rental rate is determined through this rent review process and will be the greater of the amount payable (excluding any rental abatements) immediately prior to the review date or the open market rent as agreed by both parties. The remaining space is leased to two tenants, neither of which individually leases more than 10% of the rentable area of the complex.

The following table shows the weighted average occupancy rate, expressed as a percentage of rentable square feet, and the average effective annual gross rent per leased square foot, for Stonecutter Court during the past five years ended December 31:

		Average Effective Annual Gross
	Weighted	Rent
	Average	Sq. Ft.(1)
Year	Occupancy	GBP	USD
2007	93.9%	£ 43.92	$ 87.92
2008	93.9%	£ 43.92	$ 81.48
2009	93.9%	£ 43.92	$ 68.78
2010	99.0%	£ 43.92	$ 65.72
2011	100%	£ 50.46	$ 80.93
____________

(1)
Average effective annual gross rent per leased square foot for each year is calculated by dividing such year’s accrual basis total rent revenue (excluding operating expense recoveries) by the weighted average square footage under lease during such year. All GBP amounts were translated to USD using the corresponding yearly average exchange rate. For periods prior to our ownership, we do not have the records available to us to be able to quantify the impact of tenant concessions, if any. To the extent there were concessions which were not considered in the amounts provided to us, the average effective annual gross rent per leased square foot amounts could be lower than those amounts disclosed above.

The following table lists, on an aggregate basis, the approximate leasable square feet for all of the scheduled lease expirations for  each of the years ending December 31, 2012 through 2021 and thereafter for Stonecutter Court.

Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases (1)	% of Total Annual Base Rental Income
Vacant	—	—	—	$—	—
2012	—	—	—	$—	—
2013	—	—	—	$—	—
2014	—	—	—	$—	—
2015	—	—	—	$—	—
2016	—	—	—	$—	—
2017	—	—	—	$—	—
2018	—	—	—	$—	—
2019	1	139,779	91.5%	$9,825,141	96.5%
2020	1	9,306	6.1%	$263,462	2.6%
2021	—	—	—	$—	—
Thereafter	1	3,723	2.4%	$89,627	0.9%
____________

(1)	Assuming an exchange rate of $1.61 per GBP based on the exchange rate in effect on the transaction date of Stonecutter Court.

    Fisher Plaza

   On December 15, 2011, a wholly-owned subsidiary of the Operating Partnership acquired Fisher Plaza, a two-building office complex located in Seattle, Washington.  The seller, Fisher Media Services Company, a wholly-owned subsidiary of Fisher Communications, Inc., or Fisher, is not affiliated with us or our affiliates. Fisher Plaza has a variety of companies as tenants, including media and communications companies which in total aggregate to 27 tenants.  Both Fisher and Internap Network Services Corporation individually lease more than 10% of the rentable area of the complex, as described below:

●
In connection with the sale,  Fisher, a communications and local media company, entered into a lease of 120,969 square feet or approximately 41% of the buildings' net rentable area, that expires in December 2023. The annual base rent under the lease is currently $3.4 million and is subject to rent escalations. In addition, the lease provides Fisher with three, five-year renewal options. Fisher also has the right to reduce up to 20% of its leased net rentable area effective on January 1, 2016 and again on January 1, 2021 by delivering prior written notice and making a payment in an amount equal to six months of rent related to the terminated area. In no event can the aggregate reduction exceed 20% of Fisher's leased net rentable area.

●
Internap Network Services Corporation, a provider of IT infrastructure services, leases 35,609 square feet or approximately 12% of the buildings' net rentable area, under a lease that expires in February 2019. The annual base rent under the lease, excluding common area maintenance charges, is currently $3.5 million and is subject to annual rent escalations. In addition, the lease provides the tenant with an option to extend the lease for five years.

     The remaining space is leased to 25 tenants, none of which leases more than 10% of the rentable area of Fisher Plaza.

    The following table shows the weighted average occupancy rate, expressed as a percentage of rentable square feet, and the average effective annual gross rent per leased square foot, for Fisher Plaza during the past five years ended December 31:

Year	Weighted Average Occupancy	Average Effective Annual Gross Rent per Leased Sq. Ft. (1)
2007	94.5%	$40.80
2008	97.3%	$45.94
2009	96.5%	$48.47
2010	95.3%	$51.47
2011	95.7%	$53.30

(1) Average effective annual gross rent per leased square foot for each year is calculated by dividing such year’s accrual-basis total rent revenue (including operating expense recoveries) by the weighted average square footage under lease during such year. For periods prior to our ownership, we do not have the records available to us to be able to quantify the impact of tenant concessions, if any. To the extent there were concessions which were not considered in the amounts provided to us, the average effective annual gross rent per leased square foot amounts could be lower than those amounts disclosed above.

             The following table lists, on an aggregate basis, the approximate leasable square feet for all of the scheduled lease expirations for each of the years ending December 31, 2012 through 2021 for Fisher Plaza. The table below includes the Fisher lease which was executed upon closing.

Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	% of Total Annual Base Rental Income
Vacant	—	20,154	6.9%	$—	—
2012	6	20,955	7.1%	$1,013,262	11.2%
2013	2	15,299	5.2%	$374,326	4.1%
2014	6	34,544	11.8%	$1,300,037	14.4%
2015	2	453	0.2%	$126,402	1.4%
2016	2	9,745	3.3%	$249,779	2.8%
2017	—	—	—	$—	—
2018	2	475	0.2%	$138,600	1.5%
2019	2	41,950	14.3%	$1,571,100	17.4%
2020	2	2,243	0.8%	$232,992	2.6%
2021	—*	—*	—*	$26,280*	0.3%*
Thereafter	3	147,909	50.2%	$4,020,944	44.3%

*These leases relate to tenants that lease communication equipment such as cages, cabinets and racks.

Probable Acquisitions

Poland Logistics Portfolio

    On December 22, 2011, wholly-owned subsidiaries of the Operating Partnership entered into a series of five related contracts with affiliates of ProLogis European Holdings (listed below) to acquire the following five separate logistics facilities in Poland: ProLogis Park Warsaw I, located in Warsaw, Poland; ProLogis Park Warsaw III, located in Warsaw, Poland; ProLogis Park Bedzin I, located in Upper Silesia, Poland; ProLogis Park Sosnowiec, located in Upper Silesia, Poland; and ProLogis Park Wroclaw II, located in Wroclaw, Poland. We refer to these five properties collectively as the "Poland Logistics Portfolio."

    The sellers of the Poland Logistics Portfolio are: ProLogis Poland XCI s.a.r.l., ProLogis Poland XXXIX sp. z o.o., ProLogis Poland XCII sp. z o.o., ProLogis Poland XXI sp. z o.o., and ProLogis Poland XXIX sp. z o.o. None of the sellers are affiliated with us or our affiliates.

    Each of the Poland Logistics Portfolio properties was constructed between 1995 and 2009. The Poland Logistics Portfolio consists of 2,270,056 square feet of rentable area that is 93.4% leased. Fagor Mastercook, Carrefour, and ABC Data individually lease more than 10% of the Poland Logistics Portfolio (as described below). The remaining space is leased to 23 tenants, none of which individually lease more than 10% of the rentable area of the Poland Logistics Portfolio.

●
Fagor Mastercook, a manufacturer of components for household appliances and other goods, leases approximately 497,045 square feet, or approximately 22% of the Poland Logistics Portfolio net rentable area, under a lease that expires in October 2019. The annual base rent under the lease is currently €1.7 million ($2.3 million using a rate of $1.3091 per Euro as of the contract date). The lease provides the tenant with two, five-year renewals unless either party informs the other with their intent not to extend nine months before the lease expiration.

●
Carrefour, a food retailer, leases approximately 492,750 square feet, or approximately 22% of the Poland Logistics Portfolio's net rentable area, under a lease that expires in October 2018. The annual base rent under the lease is currently €2.2 million ($2.9 million using a rate of $1.3091 per Euro as of the contract date). The lease provides the tenant with a termination option in March 2015 provided that written notice is given 12 months in advance of the termination date.

●
ABC Data, a distributor of software and hardware products, leases approximately 389,869 square feet, or approximately 17% of the Poland Logistics Portfolio's net rentable area under two leases that expire in July 2017 (covering 259,830 square feet of space) and October 2014 (covering 130,039 square feet of space). The combined annual base rent under both leases is currently €1.8 million ($2.4 million using a rate of $1.3091 per Euro as of the contract date). The lease (covering 130,039 square feet of space) provides the tenant with a termination option in April 2013 by providing written notice and a termination fee of €201,576 ($263,883 using a rate of $1.3091 per Euro as of the contract date). In addition, this lease provides the tenant with a three-year extension unless the tenant informs us with its intent not to extend six months before their lease expiration. Additionally, the lease (covering the 259,830 square feet of space) provides the tenant with an indefinite number of automatic five-year renewals unless the tenant informs us with their intent not to extend six months before its lease expiration.

   The total contract purchase price for the Poland Logistics Portfolio is €118.4 million (approximately $155.0 million based on a rate of $1.3091 per Euro as of the contract date), exclusive of transaction costs and working capital reserves. We expect to fund the acquisition using proceeds from the Offering and debt financing. We have paid $23.5 million in earnest money deposits. We expect the closing of this acquisition to on or about March 29, 2012, subject to completing a number of customary closing conditions, which include obtaining customary regulatory approvals. There is no guarantee that this acquisition will be consummated, and, if we elect not to close on this acquisition, we could forfeit our earnest money deposits. On March 19, 2012, we executed a Bridge Loan Agreement to provide temporary financing for this acquisition. See “Item 7. Management’s Discussion and Analysis of  Financial Condition and Results of Operations — Recent Developments and Subsequent Events.”

   In connection with this acquisition, we expect to pay the Advisor $3.1 million in acquisition fees.

   The following table shows the weighted average occupancy rate, expressed as a percentage of rentable square feet, and the average effective annual gross rent per leased square foot, for the Poland Logistics Portfolio during the past five years ended December 31:

	Weighted Average	Average Effective Annual Gross Rent per Leased Sq. Ft. (1)
Year	Occupancy	EURO	USD
2007	97.1%	€3.92	$5.37
2008	95.7%	€3.88	$5.71
2009	93.0%	€3.88	$5.40
2010	93.1%	€3.61	$4.79
2011	93.4%	€3.72	$5.18

(1) Average effective annual gross rent per leased square foot for each year is calculated by dividing such year’s accrual-basis total rent revenue (including operating expense recoveries) by the weighted average square footage under lease during such year. For periods prior to our ownership, we do not have the records available to us to be able to quantify the impact of tenant concessions, if any. To the extent there were concessions which were not considered in the amounts provided to us, the average effective annual gross rent per leased square foot amounts could be lower than those amounts disclosed above. All Euro amounts were translated to USD using the corresponding yearly average exchange rate.

  The following table lists, on an aggregate basis, the approximate leasable square feet for all of the scheduled lease expirations for each of the years ending December 31, 2012 through 2021 and thereafter for the Poland Logistics Portfolio.

Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases (1)	% of Total Annual Base Rental Income
Vacant	—	148,917	6.5%	$—	—
2012	—	—	—	$—	—
2013	3	45,705	2.0%	$361,511	2.9%
2014	6	92,893	4.1%	$920,161	7.5%
2015	6	425,659	18.8%	$2,080,240	16.8%
2016	5	184,429	8.1%	$1,320,887	10.7%
2017	2	33,379	1.5%	$282,281	2.3%
2018	2	349,278	15.4%	$2,232,670	18.1%
2019	1	492,750	21.7%	$2,892,760	23.4%
2020	1	497,045	21.9%	$2,253,118	18.3%
2021	—	—	—	$—	—
Thereafter	—	—	—	$—	—

(1)	Based on a rate of $1.3091 per Euro as of the contract date.

144 Montague

On February 20, 2012, a wholly-owned subsidiary of the Operating Partnership, entered into a contract with Empirica Management Limited to acquire 144 Montague, an office building located in Brisbane, Australia. 144 Montague consists of 158,681 square feet of rentable area that is 100% leased to Ausenco Limited under a lease that expires in October 2021. The contract purchase price for 144 Montague is expected to be approximately $88.1 million Australian dollars ("AUD") ($94.9 million assuming a rate of $1.08 per AUD based on the transaction date), exclusive of transaction costs and working capital reserves and we expect to fund the acquisition using proceeds from our current public offering and debt financing. We expect the closing of this acquisition to occur on or before April 16, 2012, subject to completing a number of closing conditions. We funded nonrefundable deposits totaling $4.4 million AUD ($4.7 million using a rate of $1.08 per AUD as of the transaction date). There is no guarantee that this acquisition will be consummated, and, if we elect not to close on the acquisition of 144 Montague we could forfeit our earnest money deposits.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 27, 2012, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2011, we had 90.0 million common shares outstanding, held by a total of approximately 25,000 shareholders. The number of shareholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Pursuant to the terms of the Offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Unless and until our shares are listed on a national securities exchange, and there are no present plans to do so, it is not expected that a public market for the shares will develop.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in the Offering in their effort to comply with FINRA Rule 5110, we disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we plan to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares and such statements should not be used for any other purpose. We cannot assure you that this estimated value, or the method used to establish such value, complies with ERISA or IRS requirements.  For these purposes, the estimated value of a share of our common stock is estimated to be $10.00 per share. The basis for this estimated valuation is the fact that the price paid to acquire a share in the Offering is $10.00.  Although this estimated value is the price paid to acquire a share in our Offering, this estimated value is not likely to reflect the proceeds our stockholders would receive upon our liquidation or upon the sale of our stockholders' shares because (i) these estimates are not designed to reflect the price at which properties and other assets can be sold; (ii)  our proceeds invested in real estate are reduced by fees such as the commissions, dealer-manager fee and issuer costs associated with the Offering; (iii) no public market for our shares exists or is likely to develop; and (iv) the per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets. We are not required to obtain and did not obtain appraisals for our assets or third-party valuations or opinions for the specific purpose of determining this estimated value as of December 31, 2011.

Under present rules, for up to 18 months after the Offering or any subsequent offerings of our shares (other than offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership), we may use the offering price of shares in our most recent offering as the estimated value of a share of our common stock (unless we have sold assets and made special distributions to stockholders of net proceeds from such sales, in which case the estimated value of a share of our common stock will equal the offering price less the amount of those special distributions constituting a return of capital.)

Distributions

We declare distributions to our stockholders as of daily record dates and aggregate and pay such distributions monthly. With the authorization of our board of directors, we declared distributions for the period from October 20, 2009 through December 31, 2011. These distributions were calculated based on stockholders of record each day in an amount equal to $0.00191781 per share, per day, which, based on a purchase price of $10.00 per share, and equated to a 7% annualized distribution rate over that period.

As a result of market conditions and our goal of increasing our distribution coverage with cash flows from operations, we have declared distributions for the months of January 2012 – March 2012 at an amount equal to $0.0017808 per share, per day, which, based on a purchase price of $10.00 per share, would equate to a 6.5% annualized distribution rate if it were maintained every day for a twelve-month period. This annualized distribution rate represents a decrease of approximately 7% from the annualized distribution rate that was declared for the period from October 20, 2009 through December 31, 2011. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” for additional information regarding our distributions.

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

For the years ended December 31, 2011 and 2010, respectively, approximately 27.7% and 53.9% of the distributions paid were taxable to the investor as ordinary income and approximately 72.3% and 46.1% were treated as return of capital for federal income tax purposes. The amount of distributions paid and taxable portion in each period are not indicative or predictive of amounts anticipated in future periods.

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

Use of Proceeds from Registered Securities

On August 5, 2009, the Registration Statement on Form S-11 (File No. 333-156742) for the Offering, was declared effective under the Securities Act of 1933. The Offering commenced on August 5, 2009. On July 18, 2011, our board of directors authorized us to postpone the termination of our current offering until August 5, 2012.

From August 5, 2009 through the year ended December 31, 2011, we raised gross proceeds of $905.4 million through the sale of 90.9 million shares to the public in connection with the Offering, including $30.0 million through the issuance of approximately 3.2 shares sold through our distribution reinvestment plan. During that time, we paid $85.8 million of selling commissions and dealer manager fees and $10.7 million of issuer costs related to the Offering. The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines. Net proceeds, from August 5, 2009 through December 30, 2011, available for investment after the payment of the costs described above were $777.1 million. We used $714.8 million to make investments in real estate, including the cost of completed acquisitions, deposits paid on pending acquisitions, acquisition fees and expenses and costs of leveraging our properties. The remaining portion of our proceeds was used for general and administrative expenses and to provide working capital for our real estate investments. Additionally, in our initial quarters of operations, and from time to time thereafter, we did not generate sufficient cash flow from operations to fully fund distributions paid. As of December 31, 2011, as discussed in "Item 7. Management's Discussion and Analysis- Financial Condition, Liquidity and Capital Resources- Distributions" a portion of our distributions have been funded with proceeds from the Offering.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs
October 1, 2011 to October 31, 2011	70,895	$ 9.52	70,895	175,751
November 1, 2011 to November 30, 2011	91,919	$ 9.65	91,919	174,346
December 1, 2011 to December 31, 2011	106,570	$ 9.56	106,570	161,817
Total	269,384		269,384

Item 6.  Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2011	2010	2009	2008 (2)
	(In thousands, except per share amounts)
Operating Data:
Revenues	$95,526	$24,874	$-	$-
Depreciation and amortization	$53,167	$16,029	$-	$-
Asset management and acquisition fees	$20,453	$11,236	$-	$-
Organizational expenses	$-	$-	$337	$-
General and administrative	$3,129	$1,866	$228	$-
Loss before provision for income taxes	$(55,724)	$(30,759)	$(562)	$-
Provision for income taxes	$(2,885)	$(657)	$-	$-
Net loss	$(58,609)	$(31,416)	$(562)	$-
Net loss attributable to noncontrolling interests	$1,592	$5,951	$154	$-
Net loss attributable to common stockholders	$(57,017)	$(25,465)	$(408)	$-
Basic and diluted loss per common share:	$(0.85)	$(1.30)	$(1.19)	$-
Distributions declared per common share (1)	$0.70	$0.70	$0.14	$-
Weighted average common shares outstanding - basic and diluted	67,429	19,597	343	-
Balance Sheet Data:				-
Total investment property	$950,430	$449,029	$-	$-
Cash and cash equivalents	$66,490	$146,953	$28,168	$-
Total assets	$1,381,317	$775,684	$28,481	$-
Long-term obligations	$647,204	$378,333	$-	$-

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines Global REIT Properties, LP (the “Operating Partnership”) were formed in December 2008 to invest in a diversified portfolio of quality commercial real estate properties and related investments in the United States and internationally. In August 2009, we commenced a $3.5 billion initial public offering of our common shares (the “Offering”) and have raised $905.4 million in gross proceeds from the Offering through December 31, 2011.

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. These investments could include a variety of asset types in the US and internationally such as office, retail, industrial, etc. In addition, we may invest in operating properties, properties under development and undeveloped properties or real estate-related investments such as real estate securities or debt. We expect to fund these acquisitions primarily with proceeds from the Offering and debt financing. As of December 31, 2011, we owned interests in 12 properties which contain, in the aggregate, 4.3 million square feet of leasable space, and we believe each property is suitable for its intended purpose. These properties consisted of:

•	Domestic office properties (seven properties)
•	Domestic industrial properties (one property)
•	International office properties (two properties)
•	International mixed-use properties (one property)
•	International industrial properties (one property)

In addition, we have the following other real estate investments as of December 31, 2011:

•
One Waterwall JV – 93% interest in a joint venture that was formed to invest in a multi-family development project in Houston, Texas. An affiliate of Hines owns the remaining 7% interest in this joint venture. The joint venture acquired the land in December 2011. Construction is expected to begin in June 2012 and be completed by March 2014, although there can be no assurances as to when construction will be completed.

•
Ashford at Brookhaven Development – $3.25 million loan commitment to a multi-family development project in Atlanta, Georgia, which is being developed by an affiliate of Hines. We are providing pre-construction financing to the project and has a $1.9 million loan receivable outstanding as of December 31, 2011. The project acquired the land in November 2011. Construction is expected to begin in July 2012 and be completed by December 2013, although there can be no assurances as to when construction will be completed.

•
Flagship Capital JV - 97% interest in a joint venture with Flagship Capital GP, which was formed to provide approximately $39.0 million of financing for real estate projects. The joint venture has a $2.9 million loan receivable outstanding as of December 31, 2011. Flagship Capital GP owns the remaining 3% interest in the joint venture.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Additionally, application of our accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions.

Accounting for Joint Ventures and Noncontrolling Interests

Our consolidated financial statements included in this annual report include the accounts of Hines Global, the Operating Partnership and its wholly-owned subsidiaries and joint ventures as well as the related amounts of noncontrolling interests.  All intercompany balances and transactions have been eliminated in consolidation.

We evaluate the need to consolidate investments based on standards set forth by GAAP. Our joint ventures are evaluated based upon GAAP to determine whether or not the investment qualifies as a variable interest entity (“VIE”).  If the investment qualifies as a VIE, an analysis is then performed to determine if we are the primary beneficiary of the VIE by reviewing a combination of qualitative and quantitative measures including analyzing expected investment portfolio using various assumptions to estimate the net income from the underlying assets.  The projected cash flows are then analyzed to determine whether or not we are the primary beneficiary by analyzing if we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits.  In addition to this analysis, we also consider the rights and decision making abilities of each holder of variable interests. We will consolidate joint ventures that are determined to be variable interest entities for which we are the primary beneficiary. We will also consolidate joint ventures that are not determined to be variable interest entities, but for which we exercise significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

Any investments in partially owned real estate joint ventures and partnerships are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may exceed its fair value.    In such an instance, we will record an impairment charge if we determine that a decline in the value of an investment below its fair value is other than temporary.  Our analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and our intent and ability to hold the investment to full recovery.   As of December 31, 2011, we had no investments in unconsolidated joint ventures to evaluate for impairment.

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

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, are recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties are included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that we believe are similar to those used by market participants are used to record the purchase of identifiable assets acquired, such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities assumed and liabilities such as amounts related to in-place leases, acquired out-of-market leases, asset retirement obligations and mortgage notes payable, and any goodwill or gain on purchase. Values of buildings and improvements will be determined on an as if vacant basis. Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date.

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

Real estate assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair values to reflect impairment in the value of the asset.

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

Derivative Instruments

We have entered into several interest rate swap contracts as economic hedges against the variability of future interest rates on our variable interest rate borrowings. These swaps effectively fixed the interest rates on each of the loans to which they relate. We have not designated any of these contracts as cash flow hedges for accounting purposes.

The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate swaps have been recorded at their estimated fair values in the accompanying consolidated balance sheets as of December 31, 2011 and 2010. Changes in the fair values of the interest rate swaps have been recorded in the accompanying consolidated statements of operations for the years ended December 31, 2011 and 2010.

Recent Accounting Pronouncements

In May 2011, FASB issued guidance on fair value measurements. This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS (International Financial Reporting Standards). The adoption of this guidance is effective prospectively for interim and annual periods beginning after December 15, 2011 and is not expected to have a material effect on our financial statements.

In June 2011, FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The adoption of this guidance is effective for interim and annual periods beginning after December 15, 2011.  Further, in December 2011, the board deferred the effective date pertaining only to the reclassification adjustments out of accumulated other comprehensive income.  The adoption of this guidance is not expected to have a material effect on our financial statements.

In December 2011, FASB issued guidance on disclosures about offsetting assets and liabilities. This guidance results in enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The adoption of this guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance is not expected to have a material effect on our financial statements.

In December 2011, the FASB issued guidance to resolve the diversity in practice about whether the derecognition criteria for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt.  This guidance is effective beginning July 1, 2012 and is not expected to have a material effect on our financial statements.

Financial Condition, Liquidity and Capital Resources

Our principal demands for funds are to purchase real estate properties and make other real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on indebtedness. Generally, we expect to meet operating cash needs from our cash flow from operating activities, and we expect to meet cash needs for acquisitions and investments from the net proceeds of the Offering and from debt proceeds.

As of December 31, 2010, we had consolidated cash and cash equivalents of $147.0 million generated primarily by proceeds from the Offering and during 2011, we raised $410.4 million of additional proceeds from the Offering, net of redemptions and load. One of our primary concerns is to invest these and future proceeds raised during our offerings as quickly and prudently as possible.  During 2010 and 2011, there was a significant amount of investment capital pursuing high-quality, well located assets and these conditions can cause aggressive competition and higher pricing for assets which match our investment strategy.  Accordingly, we experienced delays in investing our Offering proceeds at times during those years and may have also experienced higher pricing which caused us to reduce our level of distributions from 7.0% to 6.5% effective January 1, 2012. See “Cash Flows from Financing Activities – Distributions” later in this section for additional information regarding our distributions. As of December 31, 2011, all of the proceeds from the Offering have been invested in or committed to various real estate investments.

We believe that the proper use of leverage can enhance returns on real estate investments. We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. As of December 31, 2011, our portfolio was 44%  leveraged, based on the aggregate net purchase price of our real estate investments. At that time, we had $634.0 million of principal outstanding under our various loan agreements with a weighted average interest rate of 4.3%, including the effects of related interest rate swaps.

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

Net cash provided by operating activities for the year ended December 31, 2011 was $24.0 million compared to cash used in operating activities of $16.7 million for the year ended December 31, 2010. The increase is primarily related to the acquisition of seven properties throughout 2011 and the operations of the properties which were acquired during 2010 for the entire year. In addition, we incurred significant acquisition-related expenses during 2010 related to the Brindleyplace Project, which had a significant adverse effect on our operating cash flows for that year. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from the Offering or other equity capital. During the years ended December 31, 2011 and 2010, we paid acquisition fees and acquisition-related expenses of $17.5 million and $25.5 million, respectively.

Cash Flows from Investing Activities

The increase in net cash used in investing activities between the years ended December 31, 2010 and 2011 was primarily due to the payment of $612.2 million related to eight real estate investments acquired during 2011, including $8.3 million related to the acquisition of land for development of a multi-family project. During 2010, we paid $506.2 million in relation to our acquisition of five real estate investments. Additionally, during 2011, we paid $24.4 million related to deposits for pending real estate acquisitions,  $23.5 million of which related to a portfolio of industrial properties in Poland. Other investing cash flows included $4.9 million of investments in real estate loans receivable and $6.3 million of restricted cash related to escrows required by several of our outstanding mortgage loans. At December 31, 2011, $4.5 million of the restricted cash related to a reserve that the Brindleyplace JV is required to fund.

        Cash Flows from Financing Activities

Initial Public Offering

We commenced the Offering in August 2009 and met our minimum offering requirements for every state, except Pennsylvania, by December 31, 2009. The minimum offering requirements were met in Pennsylvania in April 2010. During the year ended December 31, 2011, 2010, and 2009, respectively, we raised proceeds of $468.7 million, $372.5 million and $32.4 million from the Offering, excluding proceeds from the distribution reinvestment plan.

We use our proceeds from the Offering to make certain payments to Hines Global REIT Advisors LP (the “Advisor”), the Dealer Manager and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to the Advisor for reimbursement of issuer costs. During the years ended December 31, 2011, 2010 and 2009, we made payments of $51.2 million, $40.8 million and $4.4 million, respectively, for selling commissions, dealer manager fees and issuer costs related to the Offering.

Distributions

With the authorization of our board of directors, we declared distributions to our stockholders and Hines Global REIT Associates Limited Partnership (“HALP”) for the period from October 20, 2009 through December 31, 2011. These distributions were calculated based on stockholders of record for each day in an amount equal to $0.00191781 per share, per day, which, based on a purchase price of $10.00 per share, equated to a 7% annualized distribution rate over that period.

As a result of market conditions and our goal of increasing our distribution coverage with cash flows from operations, we have declared distributions for the months of January 2012 – March 2012 at an amount equal to $0.0017808 per share, per day, which, based on a purchase price of $10.00 per share, would equate to a 6.5% annualized distribution rate if it were maintained every day for a twelve-month period. This annualized distribution rate represents a decrease of approximately 7% from the annualized distribution rate that was declared for the period from October 20, 2009 through December 31, 2011.

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

In addition, the Brindleyplace JV declared distributions in the amount of $3.8 million and $1.6 million to Moorfield for the years ended December 31, 2011 and 2010, respectively, related to the operations of the Brindleyplace Project.  The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests (HALP and Moorfield) for  each of the quarters during 2011 and 2010, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities			Cash Flows From Financing Activities (1)
2011
December 31, 2011	$7,261	$7,813	$15,074	$946	$6,103	74%	(2)	$2,104	26%
September 30, 2011	6,288	6,881	13,169	946	7,234	100%		-	0%
June 30, 2011	4,969	5,770	10,739	932	5,901	100%	(3)	-	0%
March 31, 2011	3,769	4,447	8,216	984	4,753	100%		-	0%
Total	$22,287	$24,911	$47,198	$3,808	$23,991	92%		$2,104	8%

Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities	Cash Flows From Financing Activities (1)
2010
December 31, 2010	$2,806	$3,386	$6,192	$794	$-	$3,600	100%
September 30, 2010	1,860	2,303	4,163	812	-	2,672	100%
June 30, 2010	977	1,368	2,345	4	-	981	100%
March 31, 2010	395	602	997	4	-	399	100%
Total	$6,038	$7,659	$13,697	$1,614	$-	$7,652	100%

(1) Cash flows from financing activities includes proceeds from the Offering, equity capital contributions from Moorfield and proceeds from debt financings.

(2) Includes $4.3 million of cash flows from operating activities in excess of distributions from the quarter ended September 30, 2011.

(3) Includes $3.6 million of cash flows from operating activities in excess of distributions from the quarter ended March 31, 2011.

Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities.  However, we have funded these fees and expenses with proceeds from the Offering or equity capital contributions from Moorfield. During the year ended December 31, 2011 and 2010, respectively, we paid $17.5 million and $25.5 million of acquisition fees and acquisition-related expenses.

As discussed above, in our initial periods of operations, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions paid. Therefore, particularly in the earlier part of the Offering, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the Offering. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

Debt Financings

We entered into the following financing transactions during 2011 related to our real estate investments:

•
In March 2011, we entered into a £57.0 million mortgage loan ($92.0 million at a rate of $1.61 per GBP based on the transaction date) related to our acquisition of Stonecutter Court, which requires quarterly interest payments and quarterly installments for the repayment of principal of £313,500 ($506,100 assuming a rate of $1.61 per GBP based on the transaction date).

•
In August 2011, we assumed a $40.0 million mortgage loan related to our acquisition of Gogolevsky 11, which requires quarterly interest payments and quarterly installments for the repayment of principal.

•	In October 2011, we assumed a $57.4 million mortgage loan related to our acquisition of the Campus at Marlborough, which requires monthly payments of principal and interest.
•
In December 2011, we entered into a bridge loan agreement with a principal amount of $65.0 million which requires monthly interest payments and repayment of principal on or before April 15, 2012. This loan was repaid in March 2012.

•
In December 2011, the One Waterwall JV entered into a $22.75 million construction loan agreement with an affiliate of Hines related to the development of a multi-family project in Houston, Texas and drew down $8.4 million under this loan.

•	During the year ended December 31, 2011, we made payments of $4.0 million for financing costs related to these mortgage loans.

We entered into the following financing transactions during 2010 related to our real estate investments:

•	In July 2010, we entered into a £121.1 million mortgage loan ($183.7 million at a rate of $1.52 per GBP based on the transaction date) related to our acquisition of the Brindleyplace Project.
•	In September 2010, we assumed a $80.0 million mortgage loan related to our acquisition of Hock Plaza, which requires monthly interest payments and repayment of principal, beginning in January 2011.
•	In October 2010, we assumed an $18.0 million mortgage loan related to our acquisition of Southpark.
•	In November 2010, we entered into a $95.0 million mortgage loan related to our acquisition of Fifty South Sixth.
•	During the year ended December 31, 2010, we made payments of $7.0 million for financing costs related to these mortgage loans.

     Contributions From Noncontrolling Interests

As described previously, the Operating Partnership and Moorfield formed the Brindleyplace JV in June 2010 to acquire certain properties that are a part of a mixed-use development in Birmingham, England.  As of December 31, 2010, Moorfield had invested $44.9 million into the Brindleyplace JV to fund its 40% share of the acquisition which was recorded in contributions from noncontrolling interests in our consolidated statement of cash flows. No additional investments were made in 2011.

Results of Operations

   Year ended December 31, 2011 compared to the year ended December 31, 2010

Our results of operations for the years ended December 31, 2011 and 2010 are not indicative of those expected in future periods as we did not make our first real estate investment until June 2010. Amounts recorded in our consolidated statements of operations for the years ended December 31, 2011 and 2010 are due to the following:

•
Total revenues, property operating expenses, real property taxes, property management fees, depreciation and amortization, interest expense and income taxes relate to the operation of our acquired properties and increased for the year ended December 31, 2011 compared to the prior year due to the number of properties in our portfolio having increased.

•
Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. The decrease in acquisition related expenses for the year ended December 31, 2011 compared to the prior year is primarily due to the payment of an $11.4 million Stamp Duty Tax upon the acquisition of the Brindleyplace Project in July 2010. Acquisition-related expenses were more than 5% of the net purchase price of the Brindleyplace Project, but were approximately 0.5% of the aggregate net purchase price of all of our other acquisitions.

•
We pay monthly asset management fees to the Advisor based on 1.5% of the amount of net equity capital invested in real estate investments. Asset management fees incurred for the years ended December 31, 2011 and 2010 were approximately $6.3 million and $1.3 million, respectively. The increase in asset management fees for the year ended December 31, 2011 is due to the acquisition of additional real estate investments.

•
We pay the Advisor acquisition fees equal to 2% of the net purchase prices of our real estate investments. Acquisition fees incurred for the years ended December 31, 2011 and 2010 were $14.2 million and $10.0 million, respectively.

•
General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and will continue to increase in the future as we continue to raise capital and make additional real estate investments.

•
We have entered into several interest rate swap contracts as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair values in the accompanying consolidated balance sheets as of December 31, 2011 and 2010. Changes in the fair values of these interest rate swaps result in gains or losses recorded in our consolidated statement of operations and comprehensive loss. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding certain risks related to our derivatives, such as the risk of counterparty non-performance.

•
During the years ended December 31, 2011 and 2010, we allocated $5.4 million and $7.5 million, respectively, of the net loss of the Brindleyplace JV to Moorfield, based on its ownership in the Brindleyplace JV. In addition, during the years ended December 31, 2011 and 2010, the Brindleyplace JV declared $3.8 million and $1.6 million, respectively, of preferred dividends to Moorfield related to the Convertible Preferred Equity Certificates (“CPEC”). The amount of the preferred dividends was recorded in net loss attributable to noncontrolling interests in the accompanying statement of operations and comprehensive loss and reduces the $5.4 million and $7.5 million of net loss that was allocated to Moorfield during the years ended December 31, 2011 and 2010, respectively, related to the results of operations of the Brindleyplace JV. The remaining amount of loss attributable to noncontrolling interests relates to our allocation of the net loss of the Operating Partnership to HALP, based on its 0.02% ownership in the Operating Partnership as well as the allocation of income/loss of the Flagship JV and One Waterwall JV to the respective noncontrolling interest holders.

   Year ended December 31, 2010 compared to the year ended December 31, 2009

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

•
We have entered into five interest rate swap contracts with Eurohypo and one interest rate swap contract with PB Capital Corporation as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as cash flow hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair values in the accompanying consolidated balance sheet as of December 31, 2010. The gain on interest rate swap contracts recorded during the year ended December 31, 2010 is the result of changes in the fair values of interest rate swaps. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding certain risks related to our derivatives, such as the risk of counterparty non-performance.

•
During the year ended December 31, 2010, we allocated $7.5 million of the net loss of the Brindleyplace JV to Moorfield, based on its ownership in the Brindleyplace JV.  In addition, during the year ended December 31, 2010, the Brindleyplace JV declared $1.6 million of preferred dividends to Moorfield related to CPEC. This amount was recorded in net loss attributable to noncontrolling interests in the accompanying statement of operations and comprehensive loss and reduces the $7.5 million of net loss that was allocated to Moorfield during the year related to the results of operations of the Brindleyplace JV. The remaining amount of loss attributable to noncontrolling interests relates to our allocation of the net loss of the Operating Partnership to HALP, based on its 0.1% ownership in the Operating Partnership.

Funds from Operations andModified Funds from Operations

Funds from Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) widely recognized by investors and analysts as one measure of operating performance of a real estate company.  FFO excludes items such as real estate depreciation and amortization and gains and losses on the sale of real estate assets.  Depreciation and amortization, as applied in accordance with GAAP, implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies by using the historical cost accounting alone is insufficient.  In addition, FFO excludes gains and losses from the sale of real estate and impairment charges related to depreciable real estate assets and in-substance real estate equity investments, which we believe provides management and investors with a helpful additional measure of the historical performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs.

In addition to FFO, management uses modified funds from operations (“MFFO”) as defined by the Investment Program Association (“IPA”) as a non-GAAP supplemental financial performance measure to evaluate our operating performance. MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are appropriate. Some of these adjustments relate to changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO. These changes have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives, the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment and certain other items as described in the footnotes below.   Management uses MFFO to evaluate the financial performance of our investment portfolio, including the impact of potential future investments.  In addition, management uses MFFO to evaluate and establish our distribution policy and the sustainability thereof.  Further, we believe MFFO is one of several measures that may be useful to investors in evaluating the potential performance of our portfolio following the conclusion of the acquisition phase, as it excludes acquisition fees and expenses, as described below.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the years ended December 31, 2011, 2010 and 2009.  As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the two periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

	Year Ended December 31,
	2011	2010	2009
Net loss	$(58,609)	$(31,416)	$(562)
Depreciation and amortization (1)	53,167	16,029	-
Adjustments for noncontrolling interests (2)	(3,082)	2,756	154
Funds from operations	(8,524)	(12,631)	(408)
(Gain) loss on derivative instruments (3)	16,523	(2,800)	-
Other components of revenues and expenses (4)	(469)	(884)	-
Acquisition fees and expenses (5)	19,759	25,446	-
Adjustments for noncontrolling interests (2)	(1,767)	(5,170)	-
Modified Funds From Operations	$25,522	$3,961	$(408)

Basic and Diluted Loss Per Common Share	$(0.85)	$(1.30)	$(1.19)
Funds From Operations Per Common Share	$(0.13)	$(0.64)	$(1.19)
Modified Funds From Operations Per Common Share	$0.38	$0.20	$(1.19)
Weighted Average Shares Outstanding	67,429	19,597	343

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

(4) Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the years ended December 31, 2011, 2010 and  2009 (in thousands) :

	Year Ended December 31,
	2011	2010	2009
Straight-line rent adjustment (a)	$(3,812)	$(1,614)	$-
Amortization of lease incentives (b)	170	60	-
Amortization of out-of-market leases (b)	2,681	492	-
Other	492	178	-
	$(469)	$(884)	$-

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

(b) Represents the amortization of lease incentives and out-of-market leases.  As stated in Note 1 above, historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of MFFO.

(5) Represents acquisition expenses and acquisition fees paid to the Advisor that are expensed in our consolidated statements of operations. We fund such costs with proceeds from our offering and acquisition-related indebtedness, and therefore do not consider these expenses in evaluating our operating performance and determining MFFO.

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results.

•	Amortization of deferred financing costs was approximately $1.8 million and $456,000 for the years ended December 31, 2011 and 2010, respectively.

•	We incurred organizational expenses of approximately $337,000 during the year ended December 31, 2009. These expenses were paid to the Advisor and expensed in our consolidated statement of operations.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to the Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by the Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. We have also entered into several affiliated transactions with affiliates of Hines to make investments and provide financing. See Note 7 to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for additional information concerning our Related-Party Transactions and Agreements.

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2011. Specifically included are our obligations under long-term debt agreements and our operating lease agreement (in thousands):

	Payments due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Notes payable (1)	$96,233	$114,890	$481,814	$40,022	$732,959
Related party note payable (1)	-	9,752	-	-	9,752
Operating lease agreement (2)	363	726	726	4,358	6,173
Total contractual obligations	$96,596	$125,368	$482,540	$44,380	$748,884

(1) Notes payable includes principal and interest payments under our mortgage loans. For the purpose of this table, we assumed that rates of our unhedged variable-interest loans were equal to the rates in effect as of December 31, 2011 and remain constant for the remainder of the loan term.

(2) The operating lease agreement relates to the Brindleyplace JV which leases space from a tenant in one of its properties through a non-cancellable lease agreement which expires on December 24, 2028.  The Company expects to make annual payments of approximately £235,000 ($363,000 assuming a rate of $1.55 per GBP as of December 31, 2011) pursuant to the lease, which will be recorded in rental expense in its consolidated statement of operations. For the purpose of this table, we assumed the exchange rate of $1.55 per GBP remains constant for the remainder of the lease term.

Recent Developments and Subsequent Events

144 Montague

On February 20, 2012, a wholly-owned subsidiary of the Operating Partnership entered into a contract with Empirica Management Limited to acquire 144 Montague, an office building located in Brisbane, Australia. 144 Montague consists of 158,681 square feet of rentable area that is 100% leased to Ausenco Limited under a lease that expires in October 2021. The contract purchase price for 144 Montague is expected to be approximately $88.1 million Australian dollars ("AUD") ($94.9 million assuming a rate of $1.08 per AUD based on the transaction date), exclusive of transaction costs and working capital reserves and we expect to fund the acquisition using proceeds from our current public offering and debt financing. We expect the closing of this acquisition to occur on or before April 16, 2012, subject to the completion of a number of closing conditions. We funded nonrefundable deposits totaling $4.4 million AUD ($4.7 million using a rate of $1.08 per AUD as of the transaction date). There is no guarantee that this acquisition will be consummated, and, if we elect not to close on the acquisition of 144 Montague we could forfeit our earnest money deposits.

Bridge Loan

On March 15, 2012, we entered into a Bridge Loan Agreement (the "Bridge Loan Agreement") with JPMorgan Chase Bank, N.A. (“Chase”), to establish two loans in the amounts of $75.0 million and €69.0 million, respectively (collectively the “Loans”). On March 19, 2012, we borrowed the full capacity under the Loans in connection with our potential acquisition of the Poland Logistics Portfolio. The Bridge Loan Agreement has a maturity date of May 15, 2012. We intend to retire the Bridge Loan Agreement with a revolving credit facility that we are currently negotiating.

Interest under the Loans will be payable based on either the Alternate Base Rate plus 1.25% or LIBOR plus 2.25%, subject to our election. The Alternate Base Rate is equal to the greater of: a) the Prime Rate, b) Federal Funds Effective Rate plus .50%, or c) an adjusted LIBOR rate for a one month period plus 1.0%. Loans denominated in Euros may also be subject to additional costs of complying with European bank regulations, if such costs are incurred by Chase.

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

Foreign Currency Risks

We currently have two investments in England, and as a result are subject to risk from the effects of exchange rate movements of the British pound and U.S. dollar, which may affect future costs and cash flows. However, as described above, we entered into a British pound denominated mortgage loan on these investments, which provides a natural hedge with regard to changes in exchange rates between the British pound and U.S. dollar. We are currently a net receiver of British pounds (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to British pounds. During the year ended December 31, 2011, we had no currency transactions which resulted in significant gains or losses being recorded in our condensed consolidated statements of operations. Based upon our equity ownership in the Brindleyplace JV and our ownership of Stonecutter Court as of December 31, 2011, holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the British pound and U.S. dollar would have decreased the net book value of our investments in England by an aggregate of $11.0 million and would have increased the aggregate net loss of the England properties for the year ended December 31, 2011, by approximately $2.4 million.

We currently have two investments in Moscow, Russia, and as a result are subject to certain risk from the effects of exchange rate movement of the Russian rouble relative to the U.S. dollar.  At FM Logistic, although the tenants’ rent is received in roubles, the number of roubles is determined with reference to a fixed number of U.S. Dollars and the then-current exchange rate, thereby mitigating our exposure to the rouble. Rent at Gogolevsky 11 is also received in roubles, with approximately 81% of the net rentable area of the building leased to a tenant whose rent is indexed to the British Pound, and the remaining space leased to tenants whose rents are indexed to the U.S. Dollar, which further mitigates our exposure to the rouble. Additionally, we expect that sale transactions for these assets would likely be dominated in U.S. Dollars and accordingly do not expect to have rouble exposure upon disposition. We do maintain a minimal amount of working capital at each of these properties in roubles, however, we believe the amount of risk related to this working capital is immaterial to the portfolio.

Other Risks

As of December 31, 2011, we had consolidated cash and cash equivalents of $66.5 million, which were primarily generated by proceeds from the Offering. While there is generally a delay in investing the proceeds from the Offering, we intend to invest these and future proceeds raised as quickly and prudently as possible.  As of March 27, 2012 we have identified potential new investments which would utilize all of the proceeds raised to date. However, as we are in various phases of the due diligence process with respect to each of these potential investments, there can be no assurances that any of these acquisitions will be completed. Real estate investment transaction volume increased during 2010 and 2011, and estimated going-in capitalization rates or cap rates (ratio of the net projected operating income of a property in its initial fiscal year divided by the net purchase price) have fallen relative to their post-recession peaks in late 2009.  In the current market there continues to be a significant amount of investment capital pursuing high-quality, well-located assets that generate stable cash flows causing aggressive competition and pricing for assets which match our investment strategy.  This may continue to drive prices higher, resulting in lower cap rates and returns.  One of our priorities is to monitor the returns being achieved from our real estate investments in relation to our distribution rate with the ultimate goal of increasing coverage of our distributions with our operations. As a result of market conditions and our goal of increasing our distribution coverage, we have declared distributions for the months of January 2012 – March 2012 at an amount equal to $0.0017808 per share, per day, which, based on a purchase price of $10.00 per share, would equate to a 6.5% annualized distribution rate if it were maintained every day for a twelve-month period. This annualized distribution rate represents a decrease of approximately 7% from the annualized distribution rate that was declared for the period from October 20, 2009 through December 31, 2011.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hines Global REIT, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Global REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Global REIT, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Houston, Texas
March 27, 2012

HINES GLOBAL REIT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2011 and 2010

	2011	2010
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$950,430	$449,029
Cash and cash equivalents	66,490	146,953
Restricted cash	6,944	348
Interest rate swap contracts	-	2,765
Tenant and other receivables	13,729	7,876
Intangible lease assets, net	301,273	161,036
Deferred leasing costs, net	1,852	622
Deferred financing costs, net	8,586	6,502
Other assets	32,013	553
Total Assets	$1,381,317	$775,684

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$23,049	$13,622
Due to affiliates	12,527	2,167
Intangible lease liabilities, net	16,267	5,926
Other liabilities	13,273	8,020
Interest rate swap contracts	13,241	38
Distributions payable	7,996	3,231
Notes payable	625,560	378,295
Total Liabilities	711,913	411,299

Commitments and contingencies (Note 12)	-	-

Equity:
Stockholders' equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2011 and 2010	-	-
Common shares, $.001 par value; 1,500,000 common shares authorized as of December 31, 2011 and 2010; 90,023 and 41,287 common shares issued and outstanding as of December 31, 2011 and 2010, respectively	90	41
Additional paid-in capital	738,616	350,561
Accumulated deficit	(82,890)	(25,873)
Accumulated other comprehensive income (loss)	(19,741)	1,347
Total stockholders' equity	636,075	326,076
Noncontrolling interests	33,329	38,309
Total equity	669,404	364,385
Total Liabilities and Equity	$1,381,317	$775,684

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2010, 2011 and 2009

	2011	2010	2009
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$88,657	$23,158	$-
Other revenue	6,869	1,716	-
Total revenues	95,526	24,874	-
Expenses:
Property operating expenses	19,403	5,832	-
Real property taxes	7,677	1,280	-
Property management fees	2,231	626	-
Depreciation and amortization	53,167	16,029	-
Acquisition related expenses	5,863	15,678	-
Asset management and acquisition fees	20,453	11,236	-
Organizational expenses	-	-	337
General and administrative	3,129	1,866	228
Total expenses	111,923	52,547	565
Loss before other income (expenses) and provision for income taxes	(16,397)	(27,673)	(565)
Other income (expenses):
Gain (loss) on interest rate swap contracts, net	(16,523)	2,800	-
Other gains	174	39	-
Interest expense	(23,167)	(6,035)	-
Interest income	189	110	3
Loss before provision for income taxes	(55,724)	(30,759)	(562)
Provision for income taxes	(2,885)	(657)	-
Net loss	(58,609)	(31,416)	(562)
Net loss attributable to noncontrolling interests	1,592	5,951	154
Net loss attributable to common stockholders	$(57,017)	$(25,465)	$(408)
Basic and diluted loss per common share:	$(0.85)	$(1.30)	$(1.19)
Weighted average number of common shares outstanding	67,429	19,597	343

Net comprehensive income (loss):
Net loss	$(58,609)	$(31,416)	$(562)
Other comprehensive income (loss):
Foreign currency translation adjustment	(20,765)	2,263	-
Net comprehensive loss:	(79,374)	(29,153)	(562)
Net comprehensive loss attributable to noncontrolling interests	1,269	5,035	154
Net comprehensive loss attributable to common stockholders	$(78,105)	$(24,118)	$(408)

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	Hines Global REIT, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests
Balance as of January 1, 2009	-	$-	$-	-	-	-	-
Issuance of common shares	3,276	3	32,705	-	-	32,708	-
Contribution from noncontrolling interest	-	-	-	-	-	-	190
Distributions declared	-	-	(257)	-	-	(257)	(3)
Selling commissions and dealer manager fees	-	-	(3,222)	-	-	(3,222)	-
Issuer costs	-	-	(3,213)	-	-	(3,213)	-
Net loss	-	-	-	(408)	-	(408)	(154)
Balance as of December 31, 2009	3,276	$3	$26,013	$(408)	$-	$25,608	$33
Issuance of common shares	38,106	38	379,874	-	-	379,912	-
Contributions from noncontrolling interest	-	-	-	-	-	-	44,925
Distributions declared	-	-	(13,697)	-	-	(13,697)	(14)
Distributions on Convertible Preferred Equity Certificates ("CPEC")	-	-	-	-	-	-	(1,600)
Redemption of common shares	(95)	-	(1,543)	-	-	(1,543)	-
Selling commissions and dealer manager fees	-	-	(36,581)	-	-	(36,581)	-
Issuer costs	-	-	(3,505)	-	-	(3,505)	-
Net loss	-	-	-	(25,465)	-	(25,465)	(5,951)
Foreign currency translation adjustment	-	-	-	-	1,347	1,347	916
Balance as of December 31, 2010	41,287	$41	$350,561	$(25,873)	$1,347	$326,076	$38,309
Issuance of common shares	49,479	50	492,716	-	-	492,766	-
Contribution from noncontrolling interest	-	-	-	-	-	-	97
Distributions declared	-	-	(47,198)	-	-	(47,198)	(15)
Distributions on Convertible Preferred Equity Certificates ("CPEC")	-	-	-	-	-	-	(3,793)
Redemption of common shares	(743)	(1)	(7,190)	-	-	(7,191)	-
Selling commissions and dealer manager fees	-	-	(46,187)	-	-	(46,187)	-
Issuer costs	-	-	(4,086)	-	-	(4,086)	-
Net loss	-	-	-	(57,017)	-	(57,017)	(1,592)
Foreign currency translation adjustment	-	-	-	-	(21,088)	(21,088)	323
Balance as of December 31, 2011	90,023	$90	$738,616	$(82,890)	$(19,741)	$636,075	$33,329

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(58,609)	$(31,416)	$(562)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	58,327	17,214	-
Organizational expenses	-	-	337
Other gains	-	(26)	-
(Gain) loss on interest rate swap contracts	16,523	(2,804)	-
Changes in assets and liabilities:
Change in other assets	823	(527)	(2)
Change in tenant and other receivables	(5,188)	(6,725)	-
Change in deferred leasing costs	(1,494)	(700)	-
Change in accounts payable and accrued expenses	7,638	7,123	53
Change in other liabilities	3,259	578	-
Change in due to affiliates	2,712	586	169
Net cash from operating activities	23,991	(16,697)	(5)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in property and acquired lease intangibles	(613,513)	(506,237)	-
Deposits on investment property	(24,404)	-	-
Investments in real estate loans receivable	(4,919)	-	-
(Increase) decrease in restricted cash	(6,299)	(349)	-
Net cash from investing activities	(649,135)	(506,586)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	468,730	372,487	32,398
Contribution from noncontrolling interest	93	44,925	190
Redemption of common shares	(7,082)	(950)	-
Payments of issuer costs	(4,481)	(4,730)	(1,500)
Payment of selling commissions and dealer manager fees	(46,766)	(36,110)	(2,915)
Distributions paid to stockholders and noncontrolling interests	(22,751)	(5,808)	-
Proceeds from notes payable	157,009	278,657	-
Proceeds from related party notes payable	8,403	-	-
Payments on notes payable	(3,151)	-	-
Change in security deposit liability, net	(30)	81	-
Deferred financing costs paid	(3,961)	(6,959)	-
Net cash from financing activities	546,013	641,593	28,173
Effect of exchange rate changes on cash	(1,332)	475	-
Net change in cash and cash equivalents	(80,463)	118,785	28,168
Cash and cash equivalents, beginning of period	146,953	28,168	-
Cash and cash equivalents, end of period	$66,490	$146,953	$28,168

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

On August 5, 2009, the Company commenced its initial public offering of up to $3.5 billion in shares of common stock for sale to the public (the “Offering”) through which it has received gross offering proceeds of $905.4 million from the sale of 90.9 million shares through December 31, 2011. The Company engaged Hines Securities, Inc., (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. The Company has invested and intends to continue to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Properties purchased by the Company may have varying uses including office, retail, industrial, multi-family residential and hospitality or leisure. The Company may invest in operating properties, properties under development, and undeveloped properties such as land. In addition, the Company may also make other real estate investments including investments in equity or debt interests, which may include securities in other real estate entities and debt related to real estate.

The Company made its initial real estate investment in June 2010 and owned interests in 12 properties as of December 31, 2011.  The Company’s investments consisted of the following:

•	Domestic office properties (seven properties)
•	Domestic industrial properties (one property)
•	International office properties (two properties)
•	International mixed-use properties (one property)
•	International industrial properties (one property)

In addition, the Company has the following other real estate investments as of December 31, 2011:

•
One Waterwall JV – 93% interest in a joint venture that was formed to invest in a multi-family development project in Houston, Texas. An affiliate of Hines owns the remaining 7% interest in this joint venture. The joint venture acquired the land in December 2011. Construction is expected to begin in June 2012 and be completed by March 2014, although there can be no assurances as to when construction will be completed. See “Joint Ventures and Noncontrolling Interests” below for additional information regarding this joint venture.

•
Ashford at Brookhaven Development – $3.25 million loan commitment to a multi-family development project in Atlanta, Georgia, which is being developed by an affiliate of Hines. The Company is providing pre-construction financing to the project and has a $1.9 million loan receivable outstanding as of December 31, 2011. The project acquired the land in November 2011. Construction is expected to begin in July 2012 and be completed by December 2013, although there can be no assurances as to when construction will be completed.

•
Flagship Capital JV – 97% interest in a joint venture with Flagship Capital GP, which was formed to provide approximately $39.0 million of financing for real estate projects. The joint venture has a $2.9 million loan receivable outstanding as of December 31, 2011. Flagship Capital GP owns the remaining 3% interest in the joint venture. See “Joint Ventures and Noncontrolling Interests” below for additional information regarding this joint venture.

Joint Ventures and Noncontrolling Interests

On January 7, 2009, the Company and Hines Global REIT Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines Global REIT Properties, LP (the “Operating Partnership”). The Company conducts substantially all of its operations through the Operating Partnership. On January 14, 2009, the Company and HALP made initial capital contributions to the Operating Partnership of $10,000 and $190,000, respectively and accordingly, HALP owned a 95.0% noncontrolling interest in the Operating Partnership. As of December 31, 2011 and 2010, HALP owned a 0.02% and 0.1% interest in the Operating Partnership, respectively.

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

In June 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with Flagship Capital, GP for the formation of Flagship Capital Partners Fund, LP (the “Flagship JV”) for the purpose of originating approximately $39.0 million of real estate loans. The Company has committed to investing up to $30.0 million into the Flagship JV and owns a 96.77% interest in the Flagship JV as a result. Flagship Capital, GP has committed to investing up to $1.0 million and owns the remaining 3.23% interest. Flagship Capital, GP serves as the general partner and will manage the day-to-day activities of the Flagship JV. Both partners have equal voting rights and distributions from the Flagship JV will initially be paid to the fund partners based on their pro rata ownership. Since the voting rights of each of the partners are disproportionate to their ownership interests, the Company has concluded that the Flagship JV qualifies as a VIE under ASC 810. Further, the Company has determined that it is the primary beneficiary due to its ability to exercise significant control and influence over the Flagship JV as well as certain other factors. As a result, the Company has consolidated the Flagship JV and its wholly-owned subsidiaries in its financial statements.

In December 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines One Waterwall Holdings LP (the “One Waterwall JV”), a Delaware limited liability company, for the purpose of developing a multi-family project in Houston, Texas. Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the initial limited partner. The Company has concluded its investment in the One Waterwall JV qualifies as a VIE under ASC 810. Further, it has determined that it is the primary beneficiary since it has greater exposure to the variability of One Waterwall JV’s economic performance as well as certain other factors. As a result, the Company has consolidated the One Waterwall JV and its wholly-owned subsidiaries in its financial statements.

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

Basis of Presentation

The consolidated financial statements of the Company include the accounts of Hines Global REIT, Inc., the Operating Partnership and its wholly-owned subsidiaries and the joint ventures as well as amounts related to noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

International Operations

The British pound (“GBP”) is the functional currency for the Company’s subsidiaries operating in the United Kingdom and the Russian rouble (“RUB”) is the functional currency for the Company’s subsidiaries operating in Russia. These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement accounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. Upon disposal of these subsidiaries, the Company will remove the accumulated translation adjustment from stockholders’ equity and include it in the gain or loss on disposal in its consolidated statement of operations.

These subsidiaries may have transactions denominated in currencies other than their functional currency. In these instances, assets and liabilities are remeasured into the functional currency at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. These gains or losses are included in the Company’s results of operations.

These subsidiaries also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than its functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

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

 Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, are recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties are included in the Company’s results of operations from their respective dates of acquisition. Estimates of fair values are based upon estimates of future cash flows and other valuation techniques that the Company believes are similar to those used by market participants and are used to record the purchase of identifiable assets acquired, such as land, buildings and improvements, equipment and identifiable intangible assets related to in-place leases and liabilities assumed, such as amounts related to acquired out-of-market leases, asset retirement obligations, mortgage notes payable and any goodwill or gain on purchase. Values of buildings and improvements are determined on an as if vacant basis. Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date. Acquisition-related costs such as transaction costs and acquisition fees paid to the Advisor are expensed as incurred.

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

Acquired out-of-market lease values (including ground leases) are recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized out-of-market lease values are amortized as adjustments to rental revenue (or ground lease expense, as applicable) over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the out-of-market lease value is charged to rental revenue.

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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the years ended December 31, 2011 and 2010.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2011 and 2010, the Company had restricted cash of approximately $6.9 million and $348,000, respectively, related to certain escrows required by several of the Company’s mortgage agreements. Specifically, $4.5 million of the restricted cash related to a reserve that the Brindleyplace JV is required to fund for the refurbishment of one of its buildings.

Concentration of Credit Risk

As of December 31, 2011, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash. The Federal Deposit Insurance Corporation (the “FDIC”) generally only insures limited amounts per depositor per insured bank. From October 3, 2008 through December 31, 2013, the FDIC insures amounts up to $250,000 per depositor per insured bank. Unlimited deposit insurance coverage is available to the Company’s non-interest bearing transaction accounts held at those institutions participating in the FDIC’s Temporary Liquidity Guarantee Program through December 31, 2013.

In addition, as of December 31, 2011, the Company had $26.2 million of cash and cash equivalents deposited in certain financial institutions located in the United Kingdom and Russia. Management regularly monitors the financial stability of these financial institutions in an effort to manage its exposure to any significant credit risk in cash and cash equivalents.

Tenant and Other Receivables

Receivable balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost, net of any applicable allowance for doubtful accounts.  As of December 31, 2011 and 2010, no such allowances have been recorded.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions, tenant inducements and legal costs are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.  Tenant inducement amortization was approximately $170,000 and $60,000 for the years ended December 31, 2011 and 2010, respectively and was recorded as an offset to rental revenue. In addition, the Company recorded approximately $95,000 and $11,000 as amortization expense related to other direct leasing costs for the years ended December 31, 2011 and 2010, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing, including the financing fees paid to the Advisor (see Note 7 – Related Party Transactions). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2011 and 2010, respectively, approximately $1.8 million and $456,000, was amortized into interest expense.

Other Assets

Other assets included the following (in thousands):

	December 31, 2011		December 31, 2010
Deposits	$24,404	(1)	$-
Loans receivable	4,813	(2)	-
Other	2,796		553
Other Assets	$32,013		$553

(1) Represents amount paid in relation to pending real estate acquisitions which are expected to be completed on or before April 16, 2012.

(2) Outstanding loans receivable related to the Flagship Capital JV and the Ashford at Brookhaven Development. See Note 1 — Organization for additional information.

Revenue Recognition

Rental payments are generally paid by tenants prior to the beginning of each month or quarter. As of December 31, 2011 and 2010, respectively, the Company recorded liabilities of $11.0 million and $1.5 million related to prepaid rental payments, which were included in other liabilities in the accompanying consolidated balance sheet. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $5.4 million and $1.6 million as of December 31, 2011 and 2010, respectively and was included in tenant and other receivables, net in the consolidated balance sheets. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Issuer Costs

The Company reimburses the Advisor for any issuer costs related to the Offering that it pays on the Company’s behalf.  Such costs consist of, among other costs, expenses of the Company’s organization, legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. The Company did not have an obligation to reimburse the Advisor for any issuer costs until it achieved its minimum offering requirements on October 19, 2009. Therefore, the Company did not record issuer costs within its financial statements until that time. Organizational issuer costs, such as expenses associated with the formation of the Company and its board of directors are expensed and other issuer costs related to the Offering are recorded as an offset to additional paid-in capital.

Income Taxes

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company’s management believes that it operates in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2011, 2010 and 2009 in the accompanying consolidated financial statements.

In connection with the operation of its international properties, the Company has recorded a provision for foreign income taxes of approximately $2.9 million and $657,000 for the years ended December 31, 2011 and 2010, respectively, in accordance with tax laws and regulations in Great Britain, Luxembourg and Russia.

Redemption of Common Stock

The Company complies with FASB ASC 480 “Distinguishing Liabilities from Equity” which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  When approved, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded liabilities of approximately $702,000 and $593,000 in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2011 and 2010, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity.

Per Share Data

Net loss per common share is calculated by dividing the net loss attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance on fair value measurements. This guidance results in a consistent definition of fair value and common requirements for measurement of and expanded disclosure about fair value between GAAP and International Financial Reporting Standards. The adoption of this guidance is effective prospectively for interim and annual periods beginning after December 15, 2011 and is not expected to have a material effect on the classification or measurement of fair value in the Company’s financial statements but is not expected to result in additional disclosure.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The adoption of this guidance is effective for interim and annual periods beginning after December 15, 2011.  Further, in December 2011, the board deferred the effective date pertaining only to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The adoption of this guidance is not expected to have a material effect on the Company’s financial statements but may result in additional disclosures.

In December 2011, the FASB issued guidance on disclosures about offsetting assets and liabilities. This guidance results in enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The adoption of this guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance is not expected to have a material effect on the Company’s financial statements.

In December 2011, the FASB issued guidance to resolve the diversity in practice about whether the derecognition criteria for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt.  This guidance is effective beginning July 1, 2012 and is not expected to have a material effect on the Company’s financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Buildings and improvements	$892,743	$443,592
Less: accumulated depreciation	(18,991)	(3,893)
Buildings and improvements, net	873,752	439,699
Land	76,678	9,330
Investment property, net	$950,430	$449,029

As of December 31, 2011, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place Leases	Lease Assets	Lease Liabilities
Cost	$290,696	$61,689	$(19,344)
Less: accumulated amortization	(44,935)	(6,177)	3,077
Net	$245,761	$55,512	$(16,267)

As of December 31, 2010, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place Leases	Lease Assets	Lease Liabilities
Cost	$139,561	$34,000	$(6,674)
Less: accumulated amortization	(11,241)	(1,284)	748
Net	$128,320	$32,716	$(5,926)

Amortization expense of in-place leases was $37.6 million and $12.1 million for the years ended December 31, 2011 and 2010, respectively. Amortization of out-of-market leases was a decrease to rental revenue of approximately $2.7 million and $492,000 for the years ended December 31, 2011 and 2010, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for each of the years ending December 31, 2012 through December 31, 2016 are as follows (in thousands):

	In-Place	Out-of-Market
	Leases	Leases, Net
2012	$43,884	$4,604
2013	40,175	4,545
2014	35,046	4,182
2015	29,620	4,585
2016	23,689	3,922

        Leases

The company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2011, the approximate fixed future minimum rentals for each of the years ending December 31, 2012 through 2016 and thereafter were as follows (in thousands):

Fixed Future Minimum Rentals
2012	$101,000
2013	99,507
2014	93,435
2015	84,061
2016	68,514
Thereafter	265,320
Total	$711,837

Of the Company’s total rental revenue for the year ended December 31, 2011, approximately 17% was earned from a tenant in the accounting industry, who has leases that expire in 2016, 2019, and 2024, approximately 11% was earned from a tenant in the legal services industry whose lease expires in 2016 and approximately 11% was earned from a tenant in the education services industry whose leases expire in 2019.

Of the Company’s total rental revenue for the year ended December 31, 2010, approximately 12% was earned from a tenant in the telecom industry, whose lease expires in 2012 and approximately 10% was earned from a tenant in the accounting industry who has leases that expire in 2016 and 2024.

Real Estate Acquisitions

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2011 and 2010 as follows (in thousands):

Property Name	Location	Acquisition Date	Building and Improvements		Land	In-place Lease Intangibles	Out-of- market lease intangibles, net	Discount (premium) on assumed mortgage loan	Total
2011
Stonecutter Court (1)	London, England	3/2011	$90,677	(2)	$-	$53,317	$1,598	$-	$145,592
FM Logistic	Moscow, Russia	4/2011	$51,588		$5,320	$15,780	$(1,840)	$-	$70,848
Gogolevsky 11	Moscow, Russia	8/2011	$85,120		$-	$11,150	$(170)	$-	$96,100
250 Royall	Canton, Massachusetts	9/2011	$22,860		$8,910	$11,500	$13,730	$-	$57,000
Campus at Marlborough	Marlborough, Massachusetts	10/2011	$54,710		$23,310	$23,770	$1,210	$-	$103,000
Fisher Plaza	Seattle, Washington	12/2011	$111,390	(3)	$19,560	$29,680	$(630)	$-	$160,000
9320 Excelsior	Hopkins, Minnesota	12/2011	$51,110		$2,730	$14,460	$1,170	$-	$69,470

Property Name	Location	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of- market lease intangibles, net	Discount (premium) on assumed mortgage loan	Total
2010
17600 Gillette	Irvine, California	6/2010	$7,250	$2,800	$4,420	$5,880	$-	$20,350
Brindleyplace Project	Birmingham, England	7/2010	$207,592	$-	$70,922	$3,959	$-	$282,473
Hock Plaza	Durham, North Carolina	9/2010	$69,704	$1,220	$18,790	$5,350	$2,869	$97,933
Southpark	Austin, Texas	10/2010	$20,507	$3,920	$5,870	$1,610	$(720)	$31,187
Fifty South Sixth	Minneapolis, Minnesota	11/2010	$134,262	$1,390	$38,900	$10,440	$-	$184,992

(1) These amounts were translated from GBP to U.S. dollars at a rate of $1.61 per GBP, based on the exchange rate in effect on the date of acquisition.

(2) Amount includes approximately $668,000 of deferred tax assets related to net operating loss carry-forwards at date of acquisition.

(3) Amount includes approximately $208,000 of other assets at date of acquisition.

The table below includes the amounts of revenue and net income (loss) of each of the acquisitions completed during the year ended December 31, 2011, which are included in the Company’s consolidated results of operations for the year ended December 31, 2011 (in thousands):

		For the Year Ended
2011 Acquisitions		December 31, 2011
Stonecutter Court	Revenue	$8,264
	Net loss	$(11,045)

FM Logistic	Revenue	$5,937
	Net income	$1,691

Gogolevsky 11	Revenue	$3,994
	Net loss	$(1,102)

250 Royall	Revenue	$1,885
	Net income	$286

Campus at Marlborough	Revenue	$2,529
	Net loss	$(440)

Fisher Plaza	Revenue	$975
	Net loss	$(310)

9320 Excelsior	Revenue	$76
	Net loss	$(134)

The table below includes the amounts of revenue and net income (loss) of each of the acquisitions completed during the year ended December 31, 2010, which are included in the Company’s consolidated results of operations for the year ended December 31, 2010 (in thousands):

		For the Year Ended
2010 Acquisitions		December 31, 2010
17600 Gillette	Revenue	$1,213
	Net loss	$(1)

Brindleyplace Project	Revenue	$15,741
	Net loss	$(18,817)

Hock Plaza	Revenue	$3,251
	Net loss	$(868)

Southpark	Revenue	$681
	Net loss	$(607)

Fifty South Sixth	Revenue	$3,988
	Net income	$2,421

The following consolidated information is presented as if all of the properties in which the Company owned interests as of December 31, 2011 were acquired on January 1, 2010. This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition expenses of $9.2 million and $15.5 million for the years ended December 31, 2011 and 2010, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2010, nor does it purport to represent our future operations (amounts in thousands, except per share amounts):

	Unaudited Pro forma
	Year Ended December 31,
	2011	2010
Revenue	$150,432	$152,075
Net loss	$(35,850)	$(9,065)
Basic and diluted loss per common share	$(0.53)	$(0.12)

Potential Acquisition

Poland Logistics Portfolio

On December 22, 2011, wholly-owned subsidiaries of the Operating Partnership entered into a series of five related contracts with affiliates of ProLogis European Holdings to acquire five separate logistics facilities in Poland (collectively, the “Poland Logistics Portfolio”). Each of the Poland Logistics Portfolio properties was constructed between 1995 and 2009 and, on  a combined basis the Poland Logistics Portfolio consists of 2,270,056 square feet of rentable area that is 93.4% leased to 26 tenants. The total contract purchase price for the entire Poland Logistics Portfolio is €118.4 million Euro (approximately $155.0 million based on a rate of $1.31 per Euro as of the transaction date), exclusive of transaction costs and working capital reserves. The Company expects to close on this acquisition using proceeds from the Offering and debt financings. The Company has paid $23.5 million in earnest money deposits and expects the closing of this acquisition to occur on or about March 29, 2012 subject to a number of closing conditions. There is no guarantee that this acquisition will be consummated, and, if the Company elects not to close on the acquisition of the Poland Logistics Portfolio, the Company could forfeit its earnest money deposits. On March 19, 2012, the Company executed a Bridge Loan Agreement to provide temporary financing for this acquisition. See Note 13 — Subsequent Events for additional information.

4. DEBT FINANCING

The following table includes all of the Company’s outstanding notes payable as of December 31, 2011 and December 31, 2010 (in thousands, except interest rates):

	Origination or Assumption	Maturity		Principal Outstanding at December 31,
Description	Date	Date	Interest Rate	2011	2010
SECURED MORTGAGE DEBT
Brindleyplace Project	07/01/10	07/07/15	Variable(1)	$187,078	$187,296
Hock Plaza	09/08/10	12/06/15	5.58%	79,001	80,000
Southpark	10/19/10	12/06/16	5.67%	18,000	18,000
Fifty South Sixth	11/04/10	11/04/15	Variable(2)	95,000	95,000
Stonecutter Court	03/11/11	03/11/16	Variable(3)	86,629	-
Gogolevsky 11	08/25/11	04/07/21	Variable(4)	39,300	-
Campus at Marlborough	10/28/11	12/01/14	5.21%	57,123	-
Bridge Loan	12/15/11	04/15/12	Variable(5)	65,000	-
TOTAL PRINCIPAL OUTSTANDING				627,131	380,296
Unamortized Discount (6)				(1,571)	(2,001)
NOTES PAYABLE				$625,560	$378,295

(1) On July 1, 2010, subsidiaries of the Brindleyplace JV entered into a secured mortgage facility agreement in the aggregate amount of £121.1 million ($183.7 million assuming a rate of $1.52 per GBP based on the exchange rate in effect on the transaction date) with Eurohypo AG (“Eurohypo”). The amounts outstanding were translated from GBP to U.S. dollars at a rate of 1.55 per GBP for both December 31, 2011 and 2010. The loan has a floating interest rate of LIBOR plus a margin of 1.60%. Interest on approximately £90.8 million ($137.7 million assuming a rate of $1.52 per GBP based on the exchange rate in effect on the transaction date) of the loan balance was fixed at closing at 2.29% (3.89% including the 1.60% margin) through multiple 5-year interest rate swaps with Eurohypo. At December 31, 2011, the variable rate for the loan was 2.58%. See Note 5 – Derivative Instruments for additional information regarding the Company’s interest rate swaps.

(2) This loan has a floating interest rate based on the higher of: (i) LIBOR, (ii) the Federal Funds Rate plus 0.5% or (iii) the Prime Rate. The loan requires monthly payments of interest only. The Company entered into a five-year interest rate swap in order to fix the interest rate at 1.37% (3.62% including the 2.25% margin). At December 31, 2011, the variable rate for the loan was 2.52%. See Note 5 – Derivative Instruments for additional information regarding the Company’s interest rate swaps.

 (3) In connection with the acquisition of Stonecutter Court, a wholly-owned subsidiary of the Operating Partnership, entered into a secured facility agreement in the amount of £57.0 million ($92.0 million assuming a rate of $1.61 per GBP based on the closing date). The loan requires quarterly interest payments and quarterly installments for the repayment of principal. This loan has a variable interest rate based on LIBOR plus a margin of 2.08%. Principal and interest payments are due quarterly through maturity.  The loan may be repaid in full prior to maturity, subject to a prepayment premium if it is repaid in the first four years, and is prepayable at par thereafter. This amount was translated from GBP to U.S. dollars at a rate of $1.55 per GBP as of December 31, 2011. The Company entered into an interest rate swap agreement, which effectively fixed the interest rate of this borrowing at 2.71% (4.79% including the 2.08% margin). At December 31, 2011, the variable rate for the loan was 3.05%. See Note 5 - Derivative Instruments for additional information regarding the Company's interest rate swaps.

(4) In connection with the acquisition of Gogolevsky 11, a wholly-owned subsidiary of the Operating Partnership, assumed a secured mortgage facility agreement in the amount of $40.0 million. The loan requires quarterly interest payments and quarterly installments for the repayment of principal and has a floating interest rate of LIBOR plus a margin of 6.25%. At December 31, 2011, the variable rate for the loan was 6.73%.

(5) On December 15, 2011, a subsidiary of the Operating Partnership entered into a bridge loan agreement with a principal amount of $65.0 million, made by JPMorgan Chase Bank, N.A. The loan requires monthly interest payments based on a floating rate plus a margin of 2.25% (currently 2.55%) and repayment of principal on or before April 15, 2012. This loan was repaid in March 2012.

 (6) The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

Below is additional information regarding the terms and conditions of the Company’s loans. See Note 7 — Related Party for a description of a related party note payable.

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

Eurohypo may exercise certain rights under the loan agreements, including the right of foreclosure and the right to accelerate payment of the entire balance of the loan (including fees and the prepayment premium) upon events of default, subject to the borrowers’ ability to cure during a grace period. The events of default under the loan agreements include, among others, the insolvency of the borrowers or the Brindleyplace JV, the borrowers’ inability to meet the loan-to-value or interest coverage covenants of the facility, the borrowers’ failure to maintain insurance on the Brindleyplace Project and the failure of certain representations and warranties in the loan agreements to be true and correct in all material respects. The Company is not aware of any instances of noncompliance with covenants related to these loan agreements as of December 31, 2011.

Hock Plaza

On September 8, 2010, in connection with its acquisition of Hock Plaza, a subsidiary of the Operating Partnership entered into a loan assumption and substitution agreement whereby it assumed a first mortgage loan with an original principal amount of $80.0 million made by Bank of America, N.A., as trustee for the registered holders of GS Mortgage Securities Corporation II, Commercial Mortgage Pass-through Certificates, Series 2006-GG6, as successor by assignment to Greenwich Capital Financial Products, Inc.  The loan required monthly payments of interest only until January 2011, with monthly payments of principal and interest due thereafter. The loan has a fixed interest rate of 5.58%, matures in December 2015 and is secured by a first priority lien on Hock Plaza and assignments of all personal property including its leases and rents. The loan documents permit prepayment, subject in certain instances to the payment of a prepayment premium. The loan documents contain customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens. This loan is non-recourse to the Company.  The Operating Partnership has provided a customary guaranty of certain of the loan obligations. If an event of default has not been cured and is continuing, the lender may declare that the principal and any unpaid interest are immediately due and payable.  The Company is not aware of any instances of noncompliance with covenants related to these loan agreements as of December 31, 2011. At the time of acquisition, the fair value of this note was estimated to be $77.1 million, resulting in a discount of $2.9 million, which is being amortized into interest expense over the term of the note.

Southpark

On October 19, 2010, in connection with its acquisition of Southpark, a subsidiary of the Operating Partnership entered into a loan assumption and substitution agreement whereby it assumed a first mortgage loan with an original principal amount of $18.0 million made by Greenwich Capital Financial Products, Inc.  The loan requires monthly payments of interest only. The loan has a fixed interest rate of 5.67%, matures in December 2016 and is secured by a first priority lien on Southpark and assignments of all personal property including its leases and rents. The loan documents permit prepayment, subject in certain instances to the payment of a prepayment premium. The loan documents contain customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens. This loan is non-recourse to the Company.  If an event of default has not been cured and is continuing, the lender may declare that the principal and any unpaid interest are immediately due and payable. The Company is not aware of any instances of noncompliance with covenants related to these loan agreements as of December 31, 2011. At the time of acquisition, the fair value of this note was estimated to be $18.7 million, resulting in a premium of approximately $720,000, which is being amortized into interest expense over the term of the note.

Fifty South Sixth

On November 4, 2010, in connection with its acquisition of Fifty South Sixth, a subsidiary of the Operating Partnership entered into a first mortgage loan agreement with a principal amount of $95.0 million, made by PB Capital Corporation. The initial maturity date for the loan is November 4, 2015, and the Company has the option to extend the term for two additional one-year periods. The loan is secured by a first priority lien on Fifty South Sixth and assignments of all the personal property including its leases and rents. The loan documents permit prepayment, subject in certain instances to a prepayment fee. The loan documents contain customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens. This loan is non-recourse with standard carve-outs to the Company. If an event of default has not been cured and is continuing, the lender may declare that the principal and any unpaid interest are immediately due and payable. The Company is not aware of any instances of noncompliance with covenants related to these loan agreements as of December 31, 2011.

Stonecutter Court

On March 11, 2011, in connection with its acquisition of Stonecutter Court, a subsidiary of the Operating Partnership entered into a secured facility agreement Landesbank Baden-Württemberg (“LBBW”). The loan is secured by a mortgage and related security interests in Stonecutter Court and is non-recourse with respect to the Company. The loan documents also included assignments of rent, leases and permits for the benefit of LBBW. The loan matures on March 11, 2016, with the option to extend the maturity date by one year, and has a floating interest rate of LIBOR plus 2.08%.  The 2.08% margin is subject to a 0.10% decrease or increase per annum depending on whether LBBW has taken the loan into coverage in accordance with the German Covered Bond Act. The loan may be repaid in full prior to maturity, subject to a prepayment premium if it is repaid in the first four years, and is prepayable at par thereafter.

LBBW may exercise certain rights under the loan documents, including the right of foreclosure and the right to accelerate payment of the entire balance of the loan (including fees and the prepayment premium) upon events of default.  The loan documents contain customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, customary financial covenants regarding the debt service cover ratio, sale of assets, failure to maintain insurance on Stonecutter Court and the failure of certain representations and warranties in the loan documents to be true and correct in all material respects, and customary covenants, including limitations on the incurrence of debt and granting of liens.  If an event of default has not been cured and is continuing, LBBW may declare that the principal and any unpaid interest are immediately due and payable. The Company is not aware of any instances of noncompliance with covenants related to these loan agreements as of December 31, 2011.

Gogolevsky 11

On August 25, 2011, in connection with its acquisition of Gogolevsky 11, a subsidiary of the Operating Partnership entered into a loan assumption and substitution agreement whereby it assumed a first mortgage loan with an original principal amount of $40.0 million made by ZAO Raiffeisenbank.  The loan requires quarterly installments for the repayment of interest and principal of $350,000 for the first 20 quarters, $450,000 principal payments for the 21st quarter through the 38th quarter and a final payment for the remaining principal outstanding. The loan is secured by a first priority lien on Gogolevsky 11 and assignments of all personal property including its leases and rents. The loan documents permit prepayment, subject in certain instances to the payment of a prepayment premium. The loan documents contain customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens. This loan is non-recourse to the Company.  If an event of default has not been cured and is continuing, the lender may declare that the principal and any unpaid interest are immediately due and payable. The Company is not aware of any instances of noncompliance with covenants related to these loan agreements as of December 31, 2011.

Campus at Marlborough

On October 28, 2011, in connection with its acquisition of Campus at Marlborough, a subsidiary of the Operating Partnership entered into a loan assumption and substitution agreement whereby it assumed a first mortgage loan with an original principal amount of $57.4 million made by Bear Stearns Commercial Mortgage, Inc. The loan requires monthly installments for the repayment of interest and principal of approximately $352,000. The loan is secured by a first priority lien on the Campus at Marlborough and assignments of all personal property including its leases and rents. The loan documents permit prepayment, subject in certain instances to the payment of a prepayment premium. The loan documents contain customary events of default with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens. This loan is non-recourse to the Company.  If an event of default has not been cured and is continuing, the lender may declare that the principal and any unpaid interest are immediately due and payable. The Company is not aware of any instances of noncompliance with covenants related to these loan agreements as of December 31, 2011.

Principal Payments on Notes Payable

The Company is required to make principal payments on its outstanding notes payable as follows for each of the years ending December 31, 2012 through December 31, 2016 and for the period thereafter (in thousands):

	Payments due by Year
Notes Payable	2012	2013	2014	2015	2016	Thereafter
Principal payments	$70,507	$5,751	$67,626	$361,073	$98,478	$32,100

5. DERIVATIVE INSTRUMENTS

Interest rate swap contracts are entered into as economic hedges against the variability of future interest rates on the Company’s variable interest rate borrowings. These swaps effectively fixed the interest rates on each of the loans to which they relate. The Company has not designated any of these contracts as cash flow hedges for accounting purposes.

The tables below provide additional information regarding each of the Company’s interest rate swap contracts.  The notional amounts reported are in USD and, with respect to the first five contracts listed below, have been converted from GBP, at a rate of $1.55 per GBP as of December 31, 2011 (in thousands):

Effective Date	Expiration Date	Notional Amount	Interest Rate Received	Interest Rate Paid
July 7, 2010	July 7, 2015	$22,500	LIBOR	2.29%
July 7, 2010	July 7, 2015	$43,191	LIBOR	2.29%
July 7, 2010	July 7, 2015	$20,089	LIBOR	2.29%
July 7, 2010	July 7, 2015	$34,653	LIBOR	2.29%
July 7, 2010	July 7, 2015	$19,875	LIBOR	2.29%
November 4, 2010	November 4, 2015	$95,000	LIBOR	1.37%
March 11, 2011	March 11, 2016	$88,082	LIBOR	2.71%

		Asset (Liability) Derivatives Fair Value
Derivatives not designated as hedging instruments for accounting purposes:			December 31, 2011	December 31, 2010
Interest rate swap contracts- Asset			$-	$2,765
Interest rate swap contracts- Liability			(13,241)	(38)
Total derivatives, net			$(13,241)	$2,727

		Year Ended December 31,
		2011	2010	2009
Gain (loss) on interest rate swap contracts, net		$(16,523)	$2,800	$-
Total		$(16,523)	$2,800	$-

6.  DISTRIBUTIONS

With the authorization of its board of directors, the Company declared distributions to its stockholders and HALP for the period from October 20, 2009 through December 31, 2011. These distributions were calculated based on stockholders of record for each day in an amount equal to $0.00191781 per share, per day, which, based on a purchase price of $10.00 per share, equated to a 7% annualized distribution rate over that period.

As a result of market conditions and the Company’s goal of increasing its distribution coverage with cash flow from operations, the Company has declared distributions for the months of January 2012 – March 2012 at an amount equal to $0.0017808 per share, per day, which based on a purchase price of $10.00 per share, would equate to a 6.5% annualized distribution rate if it were maintained every day for a twelve-month. This annualized distribution rate represents a decrease of approximately 7% from the annualized distribution rate that was declared for the period from October 20, 2009 through December 31, 2011.

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

In addition, the Brindleyplace JV declared distributions in the amount of $3.8 million and $1.6 million to Moorfield for the years ended December 31, 2011 and 2010, respectively, related to the operations of the Brindleyplace Project.  The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests (HALP and Moorfield) for  each of the quarters during 2011 and 2010, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands):

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2011
December 31, 2011	$7,261	$7,813	$15,074	$946
September 30, 2011	6,288	6,881	13,169	946
June 30, 2011	4,969	5,770	10,739	932
March 31, 2011	3,769	4,447	8,216	984
Total	$22,287	$24,911	$47,198	$3,808

2010
December 31, 2010	$2,806	$3,386	$6,192	$794
September 30, 2010	1,860	2,303	4,163	812
June 30, 2010	977	1,368	2,345	4
March 31, 2010	395	602	997	4
Total	$6,038	$7,659	$13,697	$1,614

7.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the years ended December 31, 2011, 2010 and 2009 and amounts unpaid as of December 31, 2011 and 2010 (in thousands):

	Incurred During the Year Ended December 31,			Unpaid as of December 31,
Type and Recipient	2011	2010	2009	2011	2010
Selling Commissions- Dealer Manager	$34,467	$27,255	$2,405	$286	$663
Dealer Manager Fee- Dealer Manager	$11,720	$9,326	$817	(87)	116
Issuer Costs- the Advisor	$4,086	$3,505	$3,550	431	826
Acquisition Fee- the Advisor	$14,160	$9,980	$-	1,486	-
Asset Management Fee- the Advisor	$6,294	$1,256	$-	935	292
Debt Financing Fee- the Advisor	$1,894	$3,032	$-	-	-
Other (1) - the Advisor	$1,652	$1,022	$228	409	202
Property Management Fee- Hines	$1,268	$211	$-	70	17
Construction Management Fee- Hines	$263	$-	$-	263	-
Leasing Fee - Hines	$70	$-	$-	-	-
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	$2,227	$482	$-	331	51
Note Payable - Hines	$-	$-	$-	8,403	-
Due to Affiliates				$12,527	$2,167

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

One Waterwall Line of Credit

On December 15, 2011, the One Waterwall JV (as described in Note 1 – Organization) entered into a construction loan agreement with a maximum principal amount of $22.75 million with an affiliate of Hines related to the development of a multi-family project in Houston, Texas. As of December 31, 2011, $8.4 million is outstanding under this loan. Interest on the loan is charged monthly at a variable rate, based on Hines’ then-current borrowing rate. The loan requires monthly payments of principal and interest to the extent that net cash flow of the One Waterwall JV exceeds amounts then due and payable. This line of credit has a maturity date that is the earlier of (i) the date on which 94% of the residential projects in the unit have been leased or (ii) December 14, 2014 and a variable interest rate. As of December 31, 2011, the variable rate for the loan was 5.35%.

 The loan is secured by One Waterwall JV’s interest in the project. The loan documents permit prepayment, subject in certain instances to a prepayment fee. The loan documents contain customary events of default with corresponding grace periods, including, without limitation, payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on the incurrence of debt and granting of liens. This loan is non-recourse with standard carve-outs to One Waterwall JV. If an event of default has not been cured and is continuing, the lender may declare that the principal and any unpaid interest are immediately due and payable. The Company is not aware of any instances of noncompliance with covenants related to these loan agreements as of December 31, 2011.

Ashford at Brookhaven Development

In November 2011, the Company executed a $3.25 million loan commitment to a multi-family development project in Atlanta, Georgia, which is being developed by an affiliate of Hines. As of December 31, 2011, $1.9 million is outstanding under the loan agreement.

Other Affiliate Transactions

The Company receives rent under a lease of parking space with an affiliate of Hines at the Brindleyplace Project.  Under this agreement, during the years ended December 31, 2011 and 2010, respectively, the Company recorded rental revenues of approximately $2.1 million and $798,000 and recorded receivables of approximately $410,000 and $350,000, which is recorded in tenant and other receivables.

8.  NONCONTROLLING INTERESTS

On July 7, 2010, the Brindleyplace JV issued approximately 306,000 of its capital shares to Moorfield as a result of its contribution of approximately £306,000 (approximately $464,000 based on the exchange rate of $1.52 per GBP in effect as of the date of contribution). Additionally, the Brindleyplace JV issued 29.3 million Series B Convertible Preferred Equity Certificates (“CPEC”) to Moorfield as a result of its £29.3 million contribution ($44.5 million based on the exchange rate of $1.52 per GBP in effect as of the date of contribution). Each CPEC is convertible into one capital share of the Brindleyplace JV at anytime. The CPECs may be redeemed at the option of the Brindleyplace JV any time prior to the earlier of the liquidation of the Brindleyplace Project or their expiration on July 7, 2059. If redeemed, they will be redeemed at a price of £1 per CPEC, plus any accrued and unpaid distributions thereon. However, the Brindleyplace JV may elect to satisfy any redemption request through the issuance of one capital share per CPEC.

Distributions are declared and paid quarterly based on the distributable income of the Brindleyplace Project and payment of the distributions will be subject to the approval of the board of directors of the Brindleyplace JV. Each CPEC may also be converted into one capital share of the Brindleyplace JV at any time.  The holders of the CPECs are not entitled to any voting rights. During the years ended December 31, 2011 and 2010, respectively, the Brindleyplace JV declared $3.8 million and $1.6 million of preferred dividends to Moorfield related to the CPECs. This amount was recorded in net loss attributable to noncontrolling interests in the accompanying statement of operations and comprehensive loss, which partially offsets the $5.4 million and $7.5 million of net loss that was allocated to Moorfield during the years ended December 31, 2011 and 2010, respectively, related to the results of operations of the Brindleyplace JV.

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

Derivative Instruments

As indicated in Note 5 – Derivative Instruments, the Company entered into several interest rate swap contracts with Eurohypo in July 2010 and one interest rate swap contract with PB Capital Corporation in November 2010.  Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Eurohypo and PB Capital Corporation. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table sets forth the Company’s financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy.  The Company’s derivative financial instruments are recorded in interest rate swap contracts in the consolidated balance sheet (in thousands).

		Basis of Fair Value Measurements
Description	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011	$(13,241)	$-	$(13,241)	$-
December 31, 2010	$2,727	$-	$2,727	$-

Other Items

Other Financial Instruments

As of December 31, 2011, management estimated that the fair value of notes payable, which had a carrying value of $635.5 million, was $630.0 million. As of December 31, 2010, the Company estimated that the book values of its notes payable approximate their fair values, as all such notes were entered into recently. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized. As of December 31, 2011, management estimated that the fair value of the its notes receivables approximate their fair values, as all such notes were entered into recently.

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, distributions receivable, tenant and other receivables excluding straight-line rent receivables, accounts payable and accrued expenses, other liabilities and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

10. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has six reportable segments:

•	Domestic office properties (seven properties)
•	Domestic industrial properties (one property)
•	International office properties (two properties)
•	International mixed-use properties (one property)
•	International industrial properties (one property)
•	Other

The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net loss, as applicable. "Corporate-Level Accounts" includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts are in thousands):

	Year Ended December 31,
	2011	2010	2009
Total Revenue
Domestic office properties	$42,437	$8,451	$-
Domestic industrial property	3,360	681	-
International office properties	12,258	-	-
International mixed-use property	31,528	15,742	-
International industrial property	5,937	-	-
Other	6	-	-
Total Revenue	$95,526	$24,874	$-

Property revenues in excess of expenses (1)
Domestic office properties	$25,843	$5,126	$-
Domestic industrial property	2,207	414	-
International office properties	9,710	-	-
International mixed-use property	20,776	10,939	-
International industrial property	4,878	-	-
Other	(84)	-	-
Total property revenues in excess of expenses	$63,330	$16,479	$-

	Year Ended December 31,
	2011	2010
Total Assets
Domestic office properties	$694,482	$308,354
Domestic industrial property	29,037	32,483
International office properties	229,455	-
International mixed-use property	285,069	296,805
International industrial property	69,635	-
Other	16,564	-
Corporate-level accounts	57,075	138,042
Total Assets	$1,381,317	$775,684

	Year Ended December 31,
	2011	2010	2009
Reconciliation to net loss
Total property revenues in excess of expenses	$63,330	$16,479	$-
Depreciation and amortization	(53,167)	(16,029)	-
Acquisition related expenses	(5,863)	(15,678)	-
Organizational expenses	-	-	(337)
Asset management and acquisition fees	(20,453)	(11,236)	-
General and administrative expenses	(3,129)	(1,866)	(228)
Gain on interest rate swap contracts	(16,523)	2,800	-
Other gains	174	39	-
Interest expense	(23,167)	(6,035)	-
Interest income	189	110	3
Net loss	$(58,609)	$(31,416)	$(562)

(1) Revenues less property operating expenses, real property taxes, property management fees and income taxes.

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	2011	2010	2009
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$21,326	$4,833	$-
Cash paid for income taxes	$909	$-	$-
Supplemental Schedule of Non-Cash Activities Investing and Financing Activities
Distributions declared and unpaid	$7,996	$3,231	$260
Other receivables	$1,784	$1,193	$311
Distributions reinvested	$23,445	$6,543	$-
Non-cash net liabilities acquired	$519	$12,004	$-
Assumption of mortgages upon acquisition of properties	$97,416	$95,851	$-
Shares tendered for redemption	$702	$593	$-

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

13.  SUBSEQUENT EVENTS

144 Montague

On February 20, 2012, a wholly-owned subsidiary of the Operating Partnership entered into a contract with Empirica Management Limited to acquire 144 Montague, an office building located in Brisbane, Australia. 144 Montague consists of 158,681 square feet of rentable area that is 100% leased to Ausenco Limited under a lease that expires in October 2021. The contract purchase price for 144 Montague is expected to be approximately $88.1 million Australian dollars ("AUD") ($94.9 million assuming a rate of $1.08 per AUD based on the transaction date), exclusive of transaction costs and working capital reserves and we expect to fund the acquisition using proceeds from our current public offering and debt financing. The Company expects the closing of this acquisition to occur on or before April 16, 2012, subject to the completion of a number of closing conditions. The Company funded nonrefundable deposits totaling $4.4 million AUD ($4.7 million using a rate of $1.08 per AUD as of the transaction date). There is no guarantee that this acquisition will be consummated, and, if the Company elects not to close on the acquisition of 144 Montague, the Company could forfeit its earnest money deposits.

Bridge Loan

On March 15, 2012, the Company entered into a Bridge Loan Agreement (the "Bridge Loan Agreement") with JPMorgan Chase Bank, N.A. (“Chase”), to establish two loans in the amounts of $75.0 million and €69.0 million, respectively (collectively the “Loans”). On March 19, 2012, the Company borrowed the full capacity under the Loans in connection with its potential acquisition of a portfolio of the Poland Logistics Portfolio. The Bridge Loan Agreement has a maturity date of May 15, 2012. The Company intends to retire the Bridge Loan Agreement with a revolving credit facility that it is currently negotiating.

Interest under the Loans will be payable based on either the Alternate Base Rate plus 1.25% or LIBOR plus 2.25%, subject to the Company’s election. The Alternate Base Rate is equal to the greater of: a) the Prime Rate, b) Federal Funds Effective Rate plus .50%, or c) an adjusted LIBOR rate for a one month period plus 1.0%. Loans denominated in Euros may also be subject to additional costs of complying with European bank regulations, if such costs are incurred by Chase.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2011 and 2010 (in thousands except per share amounts):

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$18,840	$21,862	$23,639	$31,185
Net (income) loss attributable to noncontrolling interests	$(634)	$1,263	$1,270	$(307)
Net loss attributable to common stockholders	$(7,478)	$(16,584)	$(17,755)	$(15,200)
Loss per common share, basic and diluted	$(0.16)	$(0.27)	$(0.24)	$(0.17)

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues	$-	$134	$7,871	$16,869
Net loss attributable to noncontrolling interests	$2	$827	$7,539	$(2,417)
Net loss attributable to common stockholders	$(393)	$(2,488)	$(18,016)	$(4,568)
Loss per common share, basic and diluted	$(0.07)	$(0.18)	$(0.76)	$(0.13)

*****

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2011 was based on the framework for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2011, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 27, 2012

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2012.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2012.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global REIT, Inc.
Consolidated Financial Statements — as of December 31, 2011 and 2010 and for the Years Ended December 31, 2011, 2010, and 2009
Report of Independent Registered Public Accounting Firm	59
Audited Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 86 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 89 for a list of all exhibits filed as a part of this report.

* * * * * *

Schedule III -- Real Estate Assets and Accumulated Depreciation
December 31, 2011

			Initial Cost					Gross Amount at Which Carried at 12/31/2011
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition		Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed (b)
(In thousands)
17600 Gillette	Irvine, California	$-	$2,800	$7,250	$10,050	$-		$2,800	$7,250	$10,050	$(284)	1977	June - 10	10 to 40 years
Brindleyplace Project (c)	Birmingham, United Kingdom	187,078	-	207,592	207,592	5,376	(d)	-	212,968	212,968	(7,916)	2000 (e)	July - 10	10 to 40 years
Hock Plaza	Durham, North Carolina	76,851	1,220	69,704	70,924	-		1,220	69,704	70,924	(2,292)	2004	September - 10	10 to 40 years
Southpark	Austin, Texas	18,579	3,920	20,507	24,427	-		3,920	20,507	24,427	(761)	2001	October - 10	10 to 40 years
Fifty South Sixth	Minneapolis, Minnesota	95,000	1,390	134,262	135,652	(49)		1,390	134,213	135,603	(3,889)	2001	November - 10	10 to 40 years
Stonecutter Court (f)	London, England	86,629	-	89,979	89,979	(3,835)	(d)	-	86,144	86,144	(1,760)	1995	March - 11	10 to 40 years
FM Logistic	Moscow, Russia	-	5,320	51,588	56,908	(7,609)	(g)	4,609	44,690	49,299	(762)	2004 (h)	April - 11	10 to 40 years
Gogolevsky 11	Moscow, Russia	39,300	-	85,126	85,126	(8,610)	(g)	-	76,516	76,516	(760)	1996	August - 11	10 to 40 years
250 Royall	Canton, Massachusetts	-	8,910	22,860	31,770	-		8,910	22,860	31,770	(178)	2005	September - 11	10 to 40 years
Campus at Marlborough	Marlborough, Massachusetts	57,124	23,790	54,230	78,020	-		23,310	54,710	78,020	(240)	1999	October - 11	10 to 40 years
Fisher Plaza	Seattle, Washington	-	19,560	111,182	130,742	27		19,560	111,209	130,769	(131)	2003 (i)	December - 11	10 to 40 years
9320 Excelsior	Hopkins, Minnesota	-	2,730	51,110	53,840	-		2,730	51,110	53,840	(18)	2010	December - 11	10 to 40 years
One Waterwall	Houston, Texas	8,403	8,229	-	8,229	862		8,229	862	9,091	-	2011	December - 11	10 to 40 years
		$568,964	$77,869	$905,390	$983,259	$(13,838)		$76,678	$892,743	$969,421	$(18,991)

(a) Assets consist of institutional-quality office and mixed-use properties and industrial/distribution facilities.

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

(d) Includes the effect of changes in the USD – GBP exchange rate between the date of acquisition and December 31, 2011.

(e) The Brindleyplace Projects consists of five office buildings, including ground-floor retail, restaurant and theatre space, and a 903-space multi-story parking garage constructed from 1997 - 2000.

(f)  Components of initial cost for this property were converted from GBP to USD using $1.61, the currency exchange rate as of the date of acquisition.

(g) Includes the effect of changes in the USD – RUB exchange rate between the date of acquisition and December 31, 2011.

(h) FM Logistic Industrial Park is a nine building industrial complex constructed from 1998 to 2004.

 (i) Fisher Plaza is a two-building office complex constructed from 2000 to 2003.

The changes in total real estate assets for the years ended December 31, (in thousands):

	2011	2010	2009
Gross real estate assets
Balance, beginning of period	$452,922	$-	-
Additions during the period:
Acquisitions	534,614	448,645	-
Other additions	2,190	-	-
Effect of changes in foreign currency exchange rates	(20,305)	4,277	-
Ending Balance	$969,421	$452,922	$-

Accumulated Depreciation
Balance, beginning of period	$(3,893)	$-	$-
Depreciation	(15,470)	(3,924)	-
Effect of changes in foreign currency exchange rates	372	31	-
Ending Balance	$(18,991)	$(3,893)	$-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES GLOBAL REIT, INC.
(registrant)

March 27, 2012	By:	/s/ Charles N. Hazen
Charles N. Hazen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March, 2012.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 27, 2012
Jeffrey C. Hines

s/ Charles N. Hazen	President and Chief Executive Officer	March 27, 2012
Charles N. Hazen	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 27, 2012
Ryan T. Sims	(Principal Financial Officer)

/s/ J. Shea Morgenroth	Chief Accounting Officer and Treasurer	March 27, 2012
J. Shea Morgenroth	(Principal Accounting Officer)

/s/ Charles M. Baughn	Director	March 27, 2012
Charles M. Baughn

/s/ Jack L. Farley	Director	March 27, 2012
Jack L. Farley

/s/ C. Hastings Johnson	Director	March 27, 2012
C. Hastings Johnson

/s/ Thomas L. Mitchell	Director	March 27, 2012
Thomas L. Mitchell

/s/ John S. Moody	Director	March 27, 2012
John S. Moody

/s/ Peter Shaper	Director	March 27, 2012
Peter Shaper

INDEX TO EXHIBITS

Exhibit No.		Description

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
10.1
Form of Indemnification Agreement entered into between Hines Global REIT, Inc. and each of the following persons as of August 3, 2009: Jeffrey C. Hines, C. Hastings Johnson, Charles M. Baughn, Jack L. Farley, Thomas L. Mitchell, John S. Moody, Peter Shaper, Charles N. Hazen, Sherri W. Schugart, Edmund A. Donaldson, Frank R. Apollo, Kevin L. McMeans and Ryan T. Sims  and entered into between Hines Global REIT, Inc. and J. Shea Morgenroth as of November 1, 2011 (filed as Exhibit 10.5 to Pre-Effective Amendment No. 3 to the Registration Statement on August 3, 2009 and incorporated by reference herein)

10.2
Agreement for the Sale and Purchase of the Entire Issued Share Capital of Sofina Properties Limited, dated as of March 3, 2011, by and between Shalati Investments Limited and Hines Global REIT Holdco Sárl (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 17, 2011 and incorporated by reference herein)

10.3
Facility Agreement, dated as of March 11, 2011, by and among Sofina Properties Limited, as borrower, and Landesbank Baden-Württemberg, as lender and agent (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on March 17, 2011 and incorporated by reference herein)

10.4
Deed of Debenture, dated as of March 11, 2011, by and between Sofina Properties Limited, as chargor, and Landesbank Baden-Württemberg, as security agent (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on March 17, 2011 and incorporated by reference herein)

10.5
Hines Corporate Properties II Master Agreement between Hines Interests Limited Partnership, the Comptroller of the State of New York as trustee of the New York State Common Retirement Fund and Hines Global REIT, Inc., dated July 20, 2011 (filed as Exhibit 10.36 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 6 to the Registration Statement on July 29, 2011 and incorporated by reference herein)

10.6
Second Amendment to Advisory Agreement among Hines Global REIT Advisors LP, Hines Global REIT Properties LP and Hines Global REIT, Inc., dated September 20, 2011 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on September 26, 2011 and incorporated by reference herein

10.7
Purchase and Sale Agreement dated as of November 17, 2011 between Fisher Media Services Company and Hines Global REIT 100/140 Fourth Ave LLC (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on December 21, 2011 and incorporated by reference herein)

10.8
Preliminary Share Purchase Agreement, dated as of December 22, 2011, by and between ProLogis Poland XCI s.a.r.l. and "PIRAN INVESTMENTS SP. Z O.O." NERO spółka komandytowo-akcyjna (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on December 29, 2011 and incorporated by reference herein)

10.9
Form of Preliminary Agreement for the Sale of Perpetual Usufruct Right to a Land and the Ownership Right to a Building (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K on December 29, 2011 and incorporated by reference herein)

10.10		Schedule of Omitted Agreements (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K on December 29, 2011 and incorporated by reference herein)
21.1		List of Subsidiaries of Hines Global REIT, Inc. (filed as Exhibit 21.1 to Post-Effective Amendment No. 8 to the Registration Statement on January 25, 2012 and is incorporated by reference herein)
31	.1*	Certification
31	.2*	Certification
32	.1*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101	**
The following materials from Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 27, 2012, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Statements of Equity, (iv) of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith
**
In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act , except as expressly set forth by specific reference in such filing.