Form 10-K/A
period 2011-12-31
Hines Global REIT, Inc.
filed 2012-04-27
CIK 1453818

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

The registrant had 102.6 million shares of common stock outstanding as of April 20, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement in connection with its 2012 annual meeting of stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K (this “Amendment”) to amend Item 15, “Exhibits and Financial Statement Schedules,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 27, 2012 (the “Original Filing”). The Amendment is being filed solely for the purpose of amending disclosures in the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications were previously filed as Exhibits 31.1 and 31.2 to the Original Filing, but inadvertently omitted certain required language. Accordingly, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including currently dated certifications with this Amendment.

Except for the amendment described above and for the update to the disclosure on the cover of this Amendment to indicate the number of shares of common stock outstanding as of a more recent date, no other changes have been made to the Original Filing. We have not updated the disclosures contained in the Original Filing to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

(h) FM Logistic Industrial Park is a nine building industrial complex constructed from 1998 to 2004.

 (i) Fisher Plaza is a two-building office complex constructed from 2000 to 2003.

The changes in total real estate assets for the years ended December 31, (in thousands):

	2011	2010	2009
Gross real estate assets
Balance, beginning of period	$452,922	$-	$-
Additions during the period:
Acquisitions	534,614	448,645	-
Other additions	2,190	-	-
Effect of changes in foreign currency exchange rates	(20,305)	4,277	-
Ending Balance	$969,421	$452,922	$-

Accumulated Depreciation
Balance, beginning of period	$(3,893)	$-	$-
Depreciation	(15,470)	(3,924)	-
Effect of changes in foreign currency exchange rates	372	31	-
Ending Balance	$(18,991)	$(3,893)	$-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES GLOBAL REIT, INC.
(registrant)

April 27, 2012	By:	/s/ Charles N. Hazen
Charles N. Hazen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of April, 2012.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	April 27, 2012
Jeffrey C. Hines

/s/ Charles N. Hazen	President and Chief Executive Officer	April 27, 2012
Charles N. Hazen	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	April 27, 2012
Ryan T. Sims	(Principal Financial Officer)

/s/ J. Shea Morgenroth	Chief Accounting Officer and Treasurer	April 27, 2012
J. Shea Morgenroth	(Principal Accounting Officer)

/s/ Charles M. Baughn	Director	April 27, 2012
Charles M. Baughn

/s/ Jack L. Farley	Director	April 27, 2012
Jack L. Farley

/s/ C. Hastings Johnson	Director	April 27, 2012
C. Hastings Johnson

/s/ Thomas L. Mitchell	Director	April 27, 2012
Thomas L. Mitchell

/s/ John S. Moody	Director	April 27, 2012
John S. Moody

/s/ Peter Shaper	Director	April 27, 2012
Peter Shaper

INDEX TO EXHIBITS

Exhibit No.		Description

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
The following materials from Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on April 27, 2012, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Statements of Equity, (iv) of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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