Form 10-Q
period 2012-03-31
Hines Global REIT, Inc.
filed 2012-05-15
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

 (888) 220-6121
(Registrant’s telephone number, including area code)

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of May 9, 2012, approximately 104.6 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (loss)	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclsosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

SIGNATURES
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification of CEO & CFO pursuant to Section 906

EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2012	December 31, 2011

	(In thousands, except per share amounts)
ASSETS
Investment property, net	$1,067,916	$950,430
Cash and cash equivalents	89,379	66,490
Restricted cash	8,134	6,944
Tenant and other receivables	40,330	13,729
Intangible lease assets, net	324,578	301,273
Deferred leasing costs, net	2,357	1,852
Deferred financing costs, net	8,177	8,586
Other assets	42,220	32,013
Total Assets	$1,583,091	$1,381,317

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$25,337	$23,049
Due to affiliates	14,145	12,527
Intangible lease liabilities, net	16,279	16,267
Other liabilities	14,760	13,273
Derivative instruments	15,539	13,241
Distributions payable	8,001	7,996
Notes payable	735,740	625,560
Total Liabilities	829,801	711,913

Commitments and contingencies (Note 12)	-	-

Equity:
Stockholders' equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2012 and December 31, 2011	-	-
Common stock, $.001 par value; 1,500,000 shares authorized, 99,986 and 90,023 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	100	90
Additional paid-in capital	811,648	738,616
Accumulated deficit	(91,644)	(82,890)
Accumulated other comprehensive loss	(924)	(19,741)
Total stockholders' equity	719,180	636,075
Noncontrolling interests	34,110	33,329
Total equity	753,290	669,404
Total Liabilities and Equity	$1,583,091	$1,381,317

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2012 and 2011
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

	(In thousands, except per share amounts)
Revenues:
Rental revenue	$34,508	$17,303
Other revenue	2,273	1,537
Total revenues	36,781	18,840
Expenses:
Property operating expenses	8,554	4,326
Real property taxes	2,768	1,594
Property management fees	763	513
Depreciation and amortization	17,151	10,563
Acquisition related expenses	767	1,054
Asset management and acquisition fees	2,947	3,866
General and administrative	889	753
Total expenses	33,839	22,669
Income (loss) before other income (expenses) and provision for income taxes	2,942	(3,829)
Other income (expenses):
Gain (loss) on derivative instruments	(1,923)	1,933
Other gains (losses)	(1,494)	26
Interest expense	(7,623)	(4,656)
Interest income	208	39
Loss before provision for income taxes	(7,890)	(6,487)
Provision for income taxes	(881)	(357)
Net loss	(8,771)	(6,844)
Net (income) loss attributable to noncontrolling interests	17	(634)
Net loss attributable to common stockholders	$(8,754)	$(7,478)
Basic and diluted loss per common share	$(0.09)	$(0.16)
Distributions declared per common share	$0.16	$0.17
Weighted average number of common shares outstanding	94,573	47,601

Net comprehensive income (loss)
Net loss	$(8,771)	$(6,844)
Other comprehensive income
Foreign currency translation adjustment	19,761	2,587
Net comprehensive income (loss)	10,990	(4,257)
Net comprehensive income attributable to noncontrolling interests	(927)	(1,963)
Net comprehensive income (loss) attributable to common stockholders	$10,063	$(6,220)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2012 and 2011
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests
Balance as of January 1, 2012	90,023	$90	$738,616	$(82,890)	$(19,741)	$636,075	$33,329
Issuance of common shares	10,129	10	100,618	-	-	100,628	-
Contribution from noncontrolling interest	-	-	-	-	-	-	400
Distributions declared	-	-	(15,325)	-	-	(15,325)	(3)
Distributions on Convertible Preferred Equity Certificates ("CPEC")	-	-	-	-	-	-	(543)
Redemption of common shares	(166)	-	(1,868)	-	-	(1,868)	-
Selling commissions and dealer manager fees	-	-	(9,042)	-	-	(9,042)	-
Issuer costs	-	-	(1,351)	-	-	(1,351)	-
Net income (loss)	-	-	-	(8,754)	-	(8,754)	(17)
Foreign currency translation adjustment	-	-	-	-	18,817	18,817	944
Balance as of March 31, 2012	99,986	$100	$811,648	$(91,644)	$(924)	$719,180	$34,110

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests
Balance as of January 1, 2011	41,287	$41	$350,561	$(25,873)	$1,347	$326,076	$38,309
Issuance of common shares	13,324	13	132,802	-	-	132,815	-
Distributions declared	-	-	(8,216)	-	-	(8,216)	(4)
Distributions on CPECs	-	-	-	-	-	-	(980)
Redemption of common shares	(97)	-	(1,400)	-	-	(1,400)	-
Selling commissions and dealer manager fees	-	-	(12,688)	-	-	(12,688)	-
Issuer costs	-	-	(863)	-	-	(863)	-
Net income (loss)	-	-	-	(7,478)	-	(7,478)	634
Foreign currency translation adjustment	-	-	-	-	1,258	1,258	1,329
Balance as of March 31, 2011	54,514	$54	$460,196	$(33,351)	$2,605	$429,504	$39,288

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2012 and 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net loss	$(8,771)	$(6,844)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	19,173	11,696
Other gains	1,494	36
(Gain) loss on derivative instruments	1,923	(1,933)
Changes in assets and liabilities:
Change in other assets	972	(56)
Change in tenant and other receivables	(931)	(1,136)
Change in deferred leasing costs	(573)	(1,014)
Change in accounts payable and accrued expenses	548	3,693
Change in other liabilities	310	2,384
Change in due to affiliates	507	4,464
Net cash from operating activities	14,652	11,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in property and acquired lease intangibles	(131,032)	(146,648)
Deposits on investment property	(8,664)	-
Investments in real estate loan receivables	(12,093)	-
Increase in restricted cash	(1,015)	(2,149)
Net cash from investing activities	(152,804)	(148,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	92,277	128,302
Contribution from noncontrolling interest	400	-
Redemption of common shares	(1,589)	(938)
Payments of issuer costs	(1,320)	(1,193)
Payment of selling commissions and dealer manager fees	(8,675)	(12,870)
Distributions paid to stockholders and noncontrolling interests	(7,813)	(4,070)
Proceeds from notes payable	165,880	92,009
Proceeds from related party notes payable	690	-
Payments on notes payable	(79,643)	(260)
Change in security deposit liability	114	(4)
Deferred financing costs paid	(186)	(871)
Net cash from financing activities	160,135	200,105
Effect of exchange rate changes on cash	906	(104)
Net change in cash and cash equivalents	22,889	62,494
Cash and cash equivalents, beginning of period	66,490	146,953
Cash and cash equivalents, end of period	$89,379	$209,447

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012 and 2011

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2011 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of March 31, 2012, the results of operations for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Hines Global REIT, Inc. (the “Company”), was formed as a Maryland corporation on December 10, 2008 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. The Company conducts substantially all of its operations through Hines Global REIT Properties, LP (the “Operating Partnership”). Beginning with its taxable year ended December 31, 2009, the Company operated and intends to continue to operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The business of the Company is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement between the Company, the Advisor and the Operating Partnership.

On August 5, 2009, the Company commenced its initial public offering of up to $3.5 billion in shares of common stock for sale to the public (the “Offering”) through which it has received gross offering proceeds of $1.0 billion from the sale of 101.0 million shares through March 31, 2012. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for the Offering. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering. The Company has and intends to continue to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Properties purchased by the Company may have varying uses including office, retail, industrial, multi-family residential and hospitality or leisure. The Company may invest in operating properties, properties under development, and undeveloped properties such as land. In addition, the Company may also make other real estate investments including investments in equity or debt interests, which may include securities in other real estate entities and debt related to real estate.

The Company made its initial real estate investment in June 2010 and owned interests in 13 properties as of March 31, 2012. The Companies investments consisted of the following:

•	Domestic office properties (seven properties)
•	Domestic industrial properties (one property)
•	International office properties (two properties)
•	International mixed-use properties (one property)
•	International industrial properties (two properties)

In addition, the Company owned interests in the following other real estate investments as of March 31, 2012:

•
One Waterwall JV — 93% interest in a joint venture that was formed to invest in a multi-family development project in Houston, Texas. An affiliate of Hines owns the remaining 7% interest in this joint venture. The joint venture acquired the land in December 2011. Construction is expected to begin in June 2012 and be completed by March 2014, although there can be no assurances as to when construction will be completed.

•
Ashford at Brookhaven Development — $3.25 million loan commitment to a multi-family development project in Atlanta, Georgia, which is being developed by an affiliate of Hines. The Company is providing pre-construction financing to the project, secured by a mortgage, and had a $2.2 million loan receivable outstanding as of March 31, 2012. The project acquired the land in November 2011. Construction is expected to begin in July 2012 and be completed by December 2013, although there can be no assurances as to when construction will be completed.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide approximately $39.0 million of financing for real estate projects. The joint venture has $14.8 million of loans receivable outstanding as of March 31, 2012. Flagship Capital GP owns the remaining 3% interest in the joint venture.

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Described below are certain of the Company’s significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a complete listing of all of its significant accounting policies.

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

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of Hines Global REIT, Inc., the Operating Partnership and its wholly-owned subsidiaries and the joint ventures as well as amounts related to noncontrolling interests. All intercompany balances and transactions have been eliminated upon consolidation.

International Operations

The British pound (“GBP”) is the functional currency for Company’s subsidiaries operating in the United Kingdom, the Russian rouble is the functional currency for the Company’s subsidiaries operating in Russia and the Polish zloty (“PLN”) is the functional currency for the Company’s subsidiaries operating in Poland. These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes.

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the three months ended March 31, 2012 and 2011.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

The Company has restricted cash related to certain escrows required by several of the Company’s mortgage agreements. Specifically, $5.6 million of the restricted cash related to a reserve that the Brindleyplace JV is required to fund related to the refurbishment of one of its buildings.

Tenant and Other Receivables

Tenant and other receivables are recorded at cost, net of any applicable allowance for doubtful accounts.  No significant allowances have been recorded to date. Specifically, $24.2 million of tenant and other receivables at March 31, 2012 related to a value added tax the Company paid in relation to its acquisition of the Poland Logistic Portfolio. The Company expects this amount to be refunded on or before July 1, 2012.

Deferred Leasing Costs

Tenant inducement amortization was approximately $57,000 and $65,000 for the three months ended March 31, 2012 and 2011, respectively and was recorded as a reduction to rental revenue. The Company recorded approximately $38,000 and $15,000 as amortization expense related to other direct leasing costs for the three months ended March 31, 2012 and 2011, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing, including the financing fees paid to the Advisor (see Note 7 – Related Party Transactions). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended March 31, 2012 and 2011, approximately $733,000 and $366,000, was amortized into interest expense, respectively.

Other Assets

Other assets included the following (in thousands):

	March 31, 2012		December 31, 2011
Deposits	$9,555	(1)	$24,404	(4)
Deposit on March 2012 bridge loan	13,280	(2)	-
Loans receivable (3)	16,766		4,813
Other	2,619		2,796
Other assets	$42,220		$32,013

(1) Primarily relates to amounts paid in connection with the acquisition of 144 Montague which was completed in April 2012.

(2) Represents a payment related to the March 2012 bridge loan made on March 30, 2012 which was not accepted by Chase until April 2, 2012.

(3) Outstanding loans receivable related to the Flagship Capital JV and the Ashford at Brookhaven Development.

(4) Primarily relates to $23.5 million paid in connection with the acquisition of the Poland Logistics Portfolio which was acquired in March 2012.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of March 31, 2012 and December 31, 2011, respectively, the Company recorded liabilities of $12.9 million and $11.0 million related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheet. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $7.6 million and $5.4 million as of March 31, 2012 and December 31, 2011, respectively. Straight-line rent receivable consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

     Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes

In connection with the operation of its international properties, the Company has recorded a provision for foreign income taxes of approximately $881,000 and $357,000 for the three months ended March 31, 2012 and 2011, respectively, in accordance with tax laws and regulations.

Redemption of Common Stock

The Company has recorded liabilities of approximately $978,000 and $702,000 in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2012 and December 31, 2011, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity.

Per Share Data

Net loss per common share is calculated by dividing the net loss attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurements. This guidance results in a consistent definition of fair value and common requirements for measurement of and expanded disclosure about fair value between GAAP and International Financial Reporting Standards. The adoption of this guidance was effective prospectively for interim and annual periods beginning after December 15, 2011. We did not have any changes to our existing classification and measurement of fair value upon adoption on January 1, 2012.  Refer to Note 9 ─ Fair Value Disclosures for additional disclosures resulting from the adoption of this standard.

In June 2011, FASB issued guidance on the presentation of comprehensive income. This guidance eliminated the prior option to report other comprehensive income and its components in the statement of changes in equity. The adoption of this guidance is effective for interim and annual periods beginning after December 15, 2011.  Further, in December 2011, FASB deferred the effective date pertaining only to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The adoption of this guidance did not have a material effect on the Company’s financial statements.

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

In December 2011, FASB issued guidance to resolve the diversity in practice about whether the derecognition criteria for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt.  This guidance is effective beginning July 1, 2012 and is not expected to have a material effect on the Company’s financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Buildings and improvements	$995,378	$892,743
Less: accumulated depreciation	(25,288)	(18,991)
Buildings and improvements, net	970,090	873,752
Land	97,826	76,678
Investment property, net	$1,067,916	$950,430

As of March 31, 2012, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place Leases	Lease Assets	Lease Liabilities
Cost	$316,735	$63,444	$(19,156)
Less: accumulated amortization	(47,415)	(8,186)	2,877
Net	$269,320	$55,258	$(16,279)

As of December 31, 2011, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place Leases	Lease Assets	Lease Liabilities
Cost	$290,696	$61,689	$(19,344)
Less: accumulated amortization	(44,935)	(6,177)	3,077
Net	$245,761	$55,512	$(16,267)

Amortization expense of in-place leases was $11.4 million and $7.6 million for the three months ended March 31, 2012 and 2011, respectively. Amortization of out-of-market leases was a decrease to rental revenue of approximately $1.1 million and $579,000 for the three months ended March 31, 2012 and 2011, respectively.

Expected future amortization of in-place leases and out-of-market leases, net, for the period from April 1, 2012 through December 31, 2012, for each of the years ending December 31, 2013 through December 31, 2016 are as follows (in thousands):

	In-Place	Out-of-Market
	Leases	Leases, Net
April 1 through December 31, 2012	$36,982	$3,507
2013	45,068	4,595
2014	39,302	4,203
2015	33,103	4,642
2016	26,412	4,083

        Leases

The Company has entered into non-cancelable lease agreements with tenants for space. As of March 31, 2012, the approximate fixed future minimum rentals for the period from April 1, 2012 through December 31, 2012, for each of the years ending December 31, 2013 through December 31, 2016 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
April 1 through December 31, 2012	$83,880
2013	111,007
2014	104,544
2015	94,868
2016	78,470
Thereafter	456,002
Total	$928,771

Pursuant to the lease agreements with certain tenants in one of its buildings, the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the period from April 1 through December 31, 2012 and for each of the years ended December 31, 2013 through 2016 and for the period thereafter are $2.2 million, $2.6 million, $2.9 million, $2.9 million, $2.8 million and $10.6 million, respectively.

Of the Company’s total rental revenue for the three months ended March 31, 2012, approximately 12% was earned from a tenant in the accounting industry who has leases that expire in 2016, 2019 and 2024.

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

2012 Acquisitions

Poland Logistics Portfolio

On March 29, 2012, a wholly-owned subsidiary of the Company acquired four logistics facilities in Poland which we refer to collectively as the “Poland Logistics Portfolio:” ProLogis Park Warsaw I, located in Warsaw, Poland; ProLogis Park Warsaw III, located in Warsaw, Poland; ProLogis Park Bedzin I, located in Upper Silesia, Poland; and ProLogis Park Wroclaw II, located in Wroclaw, Poland. The Poland Logistics Portfolio consists of 1,763,074 square feet of rentable area that is 92% leased. The total net purchase price for the Poland Logistics Portfolio was €98.6 million (approximately $132.7 million based on a rate of $1.33 per Euro as of the transaction date), exclusive of transaction costs and working capital reserves.

In addition to these four properties, the Company entered into a purchase agreement related to a fifth property in the Poland Logistics Portfolio, ProLogis Park Sosnowiec. On March 29, 2012, the preliminary purchase agreement for the acquisition of the ProLogis Park Sosnowiec was amended to add certain additional closing conditions to the purchaser’s obligation to acquire the asset and the closing of such asset has been delayed pending the satisfaction of these closing conditions. There can be no assurances that this acquisition will be consummated, and, if the Company elects not to close on this acquisition, it could potentially forfeit its $1.0 million earnest money deposit. The contract purchase price for the Sosnowiec Asset is €19.9 million (approximately $26.1 million based on a rate of $1.31 per Euro as of the contract date), exclusive of transaction costs and working capital reserves.

144 Montague

On April 16, 2012, the Company acquired 144 Montague, an office building located in Brisbane, Australia. 144 Montague consists of 158,682 square feet of rentable area that is 100% leased to Ausenco Limited under a lease that expires in October 2021. The net purchase price for 144 Montague was 88.1 million Australian dollars (“AUD”) ($91.3 million assuming a rate of $1.04 per AUD based on the transaction date), exclusive of transaction costs and working capital reserves. The acquisition was funded using proceeds from the Offering and a 56.3 million AUD ($58.5 million assuming a rate of $1.04 per AUD based on the transaction date) mortgage loan with Commonwealth Bank of Australia. The Company has not concluded on its accounting for this acquisition as of the date of this filing due to the recent acquisition date. The Company expects that the purchase price will primarily be allocated to building, land and intangible lease assets and liabilities, consistent with its other real estate investments.

Real Estate Acquisitions

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2012 and 2011 as follows (in thousands):

Property Name	Location	Acquisition Date	Building and Improvements		Land	In-place Lease Intangibles	Out-of- Market Lease Intangibles, Net	Total
2012
Poland Logistics Portfolio (1)	Poland(2)	3/2012	$80,806		$20,951	$30,149	$767	$132,673

2011
Stonecutter Court (3)	London, England	3/2011	$90,677	(4)	$-	$53,317	$1,598	$145,592
FM Logistic	Moscow, Russia	4/2011	$51,588		$5,320	$15,780	$(1,840)	$70,848
Gogolevsky 11	Moscow, Russia	8/2011	$85,120		$-	$11,150	$(170)	$96,100
250 Royall	Canton, Massachusetts	9/2011	$22,860		$8,910	$11,500	$13,730	$57,000
Campus at Marlborough	Marlborough, Massachusetts	10/2011	$54,710		$23,310	$23,770	$1,210	$103,000
Fisher Plaza	Seattle, Washington	12/2011	$111,390	(5)	$19,560	$29,680	$(630)	$160,000
9320 Excelsior	Hopkins, Minnesota	12/2011	$51,110		$2,730	$14,460	$1,170	$69,470

(1) These amounts were translated from Euros to U.S. dollars at a rate of $1.33 per Euro, based on the exchange rate in effect on the date of acquisition.

(2) The Poland Logistics Portfolio is comprised of four industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(3) These amounts were translated from GBP to U.S. dollars at a rate of $1.61 per GBP, based on the exchange rate in effect on the date of acquisition.

(4) Amount includes approximately $668,000 of deferred tax assets related to net operating loss carry-forwards at date of acquisition.

(5) Amount includes approximately $208,000 of other assets at date of acquisition.

The table below includes the amounts of revenue and net loss of the acquisition completed during the three months ended March 31, 2012, which is included in the Company’s condensed consolidated results of operations for the three months ended March 31, 2012 (in thousands):

2012 Acquisitions		For the Three Months Ended March 31, 2012
Poland Logistics Portfolio	Revenue	$94
	Net loss	$(770)

The table below includes the amounts of revenue and net loss of the acquisition completed during the three months ended March 31, 2011, which is included in the Company’s condensed consolidated results of operations for the three months ended March 31, 2011 (in thousands):

2011 Acquisitions		For the Three Months Ended March 31, 2011
Stonecutter Court	Revenue	$598
	Net loss	$(1,251)

The following unaudited consolidated information is presented as if all of the properties in which the Company owned interests as of March 31, 2012 were acquired on January 1, 2011. This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition fees and expenses of $3.7 million and $3.5 million for the three months ended March 31, 2012 and 2011, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2011, nor does it purport to represent our future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended March 31,
	Pro Forma 2012	Pro Forma 2011
Revenues	$37,574	$39,162
Net loss	$(5,024)	$(3,902)
Basic and diluted loss per common share	$(0.05)	$(0.04)

4. DEBT FINANCING

The following table includes the Company’s outstanding notes payable as of March 31, 2012 and December 31, 2011 (in thousands, except interest rates):

Description	Origination or Assumption Date	Maturity Date	Interest Rate		Principal Outstanding at March 31, 2012	Principal Outstanding at December 31, 2011
Secured Mortgage Debt
Brindleyplace Project	07/01/10	07/07/15	Variable	(1)	$193,543	$187,078
Hock Plaza	09/08/10	12/06/15	5.58%		78,740	79,001
Southpark	10/19/10	12/06/16	5.67%		18,000	18,000
Fifty South Sixth	11/04/10	11/04/15	Variable	(2)	95,000	95,000
Stonecutter Court	03/11/11	03/11/16	Variable	(3)	89,121	86,629
Gogolevsky 11	08/25/11	04/07/21	Variable	(4)	38,950	39,300
Campus at Marlborough	10/28/11	12/01/14	5.21%		56,819	57,123
Bridge Loan - December 2011	12/15/11	04/15/12	Variable	(5)	-	65,000
Bridge Loan - March 2012	03/15/12	05/15/12	Variable	(6)	167,032	-
Total Principal Outstanding					$737,205	$627,131
Unamortized Discount (7)					(1,465)	(1,571)
Notes Payable					$735,740	$625,560

(1) At March 31, 2012, the variable rate for the loan was 2.69%. See Note 5 – Derivative Instruments for additional information regarding the Company’s interest rate swaps.

(2) At March 31, 2012, the variable rate for the loan was 2.49%. See Note 5 – Derivative Instruments for additional information regarding the Company’s interest rate swaps.

 (3) At March 31, 2012, the variable rate for the loan was 2.71%. See Note 5- Derivative Instruments for additional information regarding the Company's interest rate swaps.

(4) At March 31, 2012, the variable rate for the loan was 6.75%.

(5) On December 15, 2011, a subsidiary of the Operating Partnership entered into a bridge loan agreement with a principal amount of $65.0 million, made by JPMorgan Chase Bank, N.A (“Chase”). The loan required monthly interest payments based on a floating rate plus a margin of 2.25% and repayment of principal on or before April 15, 2012. This loan was repaid in March 2012 using proceeds from the bridge loan agreement described in note (6) below.

(6) On March 15, 2012, a subsidiary of the Operating Partnership entered into a bridge loan agreement to establish two loans in the amounts of $75.0 million and €69.0 million, made by Chase. The loan requires monthly interest payments based on a floating rate plus a margin of 2.25% (currently 2.50%) and repayment of principal on or before May 15, 2012. This loan was repaid in April 2012 using proceeds from the Revolving Credit Facility. See Note 13 — Subsequent Events for additional information.

(7) The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of March 31, 2012.

Principal Payments on Notes Payable

The Company is required to make the following principal payments on its outstanding notes payable for the period of April 1, 2012 through December 31, 2012, for each of the years ending December 31, 2013 through December 31, 2016 and for the period thereafter (in thousands):

	Payments due by Year
	April 1 - December 31, 2012		2013	2014	2015	2016	Thereafter
Principal payments	$171,189	(1)	$5,818	$59,290	$367,604	$101,203	$32,101

(1) $167.0 million of the principal payments due in 2012 relate to the bridge loan entered into in April 2012, which was retired using proceeds from the Company’s revolving credit facility with Chase in April 2012. See Note 13 - Subsequent Events for additional information.

5. DERIVATIVE INSTRUMENTS

The Company has entered into several interest rate swap contracts as economic hedges against the variability of future interest rates on its variable interest rate borrowings. These swaps effectively fixed the interest rates on each of the loans to which they relate. The Company has not designated any of these contracts as cash flow hedges for accounting purposes. The valuation of these swaps is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate contracts have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

The Company has also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates on future international investments. These forward contracts effectively fixed the currency exchange rates on each of the investments to which they relate. The Company has not designated any of these contracts as cash flow hedges for accounting purposes. The valuation of these forward contracts is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including currency exchange rate curves and implied volatilities.

The tables below provide additional information regarding each of the Company’s derivatives. The notional amounts of the interest rate swap contracts are reported in USD, and all contracts listed below with the exception of the contract dated November 4, 2010 (which is denominated in US dollars), have been converted at a rate of $1.60 per GBP as of March 31, 2012 (in thousands):

Interest Rate Swap Contracts
Effective Date	Expiration Date	Notional Amount	Interest Rate Received	Interest Rate Paid
July 7, 2010	July 7, 2015	$23,277	LIBOR	2.29%
July 7, 2010	July 7, 2015	$44,684	LIBOR	2.29%
July 7, 2010	July 7, 2015	$20,783	LIBOR	2.29%
July 7, 2010	July 7, 2015	$35,851	LIBOR	2.29%
July 7, 2010	July 7, 2015	$20,562	LIBOR	2.29%
November 4, 2010	November 4, 2015	$95,000	LIBOR	1.37%
March 11, 2011	March 11, 2016	$91,126	LIBOR	2.71%

Foreign Currency Forward Contracts
Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
March 19, 2012	December 19, 2012	$50,000	EUR/USD	1.32
March 22, 2012	May 31, 2012	$27,000	AUD/USD	1.05
March 28, 2012	July 2, 2012	$23,590	USD/PLN	3.19

	Derivatives Fair Value
Derivatives not designated as hedging instruments for accounting purposes:	March 31, 2012	December 31, 2011
Interest rate swap contracts - Liability	$13,014	$13,241
Foreign currency forward contracts - Liability	2,525	-
Derivative instruments	$15,539	$13,241

	For the Three Months Ended March 31,
	2012	2011
Gain on interest rate swap contract	$602	$1,933
Loss on foreign currency forwards	(2,525)	-
Gain (loss) on derivative instruments	$(1,923)	$1,933

6.  DISTRIBUTIONS

With the authorization of its board of directors, the Company declared distributions to its stockholders and HALP for the period from October 20, 2009 through December 31, 2011. These distributions were calculated based on stockholders of record for each day in an amount equal to $0.00191781 per share, per day, which based on a purchase price of $10.00 per share, equated to a 7% annualized distribution rate over that period.

As a result of market conditions and the Company’s goal of increasing its distribution coverage with cash flow from operations, the Company has declared distributions for the months of January 2012 through June 2012 at an amount equal to $0.0017808 per share, per day, which based on a purchase price of $10.00 per share, would equate to a 6.5% annualized distribution rate if it were maintained every day for a twelve-month period. This annualized distribution rate represents a decrease of approximately 7% from the annualized distribution rate that was declared for the period from October 20, 2009 through December 31, 2011. Distributions are paid monthly on the first business day following the completion of each month to which they relate.  All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in its distribution reinvestment plan.

In addition, the Brindleyplace JV declared distributions in the amount of approximately $543,000 and $980,000 to Moorfield for the three months ended March 31, 2012 and 2011, respectively, related to the operations of the Brindleyplace Project.  The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests (HALP and Moorfield) for the three months ended March 31, 2012 and for each of the quarters ended during 2011, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands):

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2012
March 31, 2012	$7,403	$7,922	$15,325	$546
Total	$7,403	$7,922	$15,325	$546

2011
December 31, 2011	$7,261	$7,813	$15,074	$946
September 30, 2011	6,288	6,881	13,169	946
June 30, 2011	4,969	5,770	10,739	932
March 31, 2011	3,769	4,447	8,216	984
Total	$22,287	$24,911	$47,198	$3,808

7.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2012	2011	March 31, 2012	December 31, 2011
Selling Commissions- Dealer Manager	$6,723	$9,472	$597	$286
Dealer Manager Fee- Dealer Manager	2,319	3,216	(31)	(87)
Issuer Costs- the Advisor	1,351	863	462	431
Acquisition Fee- the Advisor	2,947	2,935	2,947	1,486
Asset Management Fee- the Advisor	-	931	-	935
Debt Financing Fee- the Advisor	-	920	-	-
Other (1) - the Advisor	451	339	354	409
Property Management Fee- Hines	613	243	187	70
Construction Management Fee- Hines	-	-	-	263
Leasing Fee- Hines	22	9	22	-
Redevelopment Construction Management- Hines	8	-	271	-
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	1,003	516	243	331
Note Payable - Hines	-	-	9,093	8,403
Due to Affiliates			$14,145	$12,527

(1) Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses. These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

One Waterwall Line of Credit

On December 15, 2011, the One Waterwall JV (as described in Note 1 – Organization) entered into a construction loan agreement with a maximum principal amount of $22.75 million with an affiliate of Hines related to the development of a multi-family project in Houston, Texas. As of March 31, 2012 and December 31, 2011, respectively, $9.1 million and $8.4 million were outstanding under this loan.

Ashford at Brookhaven Development

In November 2011, the Company executed a $3.25 million loan commitment to a multi-family development project in Atlanta, Georgia, which is being developed by an affiliate of Hines. As of March 31, 2012 and December 31, 2011, respectively $2.2 million and $1.9 million was outstanding under the loan agreement.

Other Affiliate Transactions

In March 2012, the Company and the Advisor entered into the third amendment to the Advisory Agreement (the “Third Amendment”). The Third Amendment modified the terms of the Advisory Agreement in the following manner, effective March 29, 2012:

•
The acquisition fee payable will be equal to 2.25% of (i) the purchase price of real estate investments acquired, including any debt attributable to such investments or the principal amounts of any loans originated directly by the Company, or (ii) when the Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity.

•	The debt financing fee was eliminated.

Additionally, in April 2012, the Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that the Company’s modified funds from operations, as disclosed in each quarterly report, for a particular quarter amounts to less than 100% of the aggregate distributions declared to its shareholders for such quarter. As a result of the waiver of these fees, cash flows from operations that would have been paid to the Advisor for asset management fees may be available to pay distributions to stockholders. This fee waiver is not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. As a result of this fee waiver, our Advisor waived all of the asset management fees payable to it during the three months ended March 31, 2012, which amounted to $3.0 million.

The Company received rent under a lease of parking space with an affiliate of Hines at the Brindleyplace Project which was terminated in January 2012. Under this agreement, during the three months ended March 31, 2012 and 2011, the Company recorded rental revenues of approximately $10,000 and $464,000, respectively. Further, the Company recorded receivables related to this agreement of approximately $50,000 and $410,000 as of March 31, 2012 and December 31, 2011, respectively, which are recorded in tenant and other receivables.

8.  NONCONTROLLING INTERESTS

On July 7, 2010, the Brindleyplace JV issued capital shares and Series B Convertible Preferred Equity Certificates (“CPEC”) to Moorfield as a result of its contributions. Distributions are declared and paid quarterly to Moorfield based on the distributable income of the Brindleyplace Project and payment of the distributions will be subject to the approval of the board of directors of the Brindleyplace JV. During the three months ended March 31, 2012 and 2011, respectively, the Brindleyplace JV declared approximately $543,000 and $980,000 of preferred dividends to Moorfield related to the CPECs. These amounts were included in the net loss attributable to noncontrolling interests in the accompanying condensed consolidated statement of operations and comprehensive income (loss) and offsets approximately $560,000 and $343,000 of net loss that was attributable to Moorfield during the three months ended March 31, 2012 and 2011, respectively, related to the results of operations of the Brindleyplace JV.

9.  FAIR VALUE MEASUREMENTS

Interest Rate Swap Contracts

As described in Note 5 – Derivative Instruments, the Company entered into several interest rate swap contracts as economic hedges against the variability of future interest rates on its variable interest rate borrowings. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Eurohypo, PB Capital Corporation and Landesbank Baden-Württemberg. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table sets forth the Company’s interest rate swap contracts which are measured at fair value on a recurring basis, by level within the fair value hierarchy as of March 31, 2012 and December 31, 2011 (all amounts are in thousands):

		Basis of Fair Value Measurements
Period	Fair Value of Liabilities	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012	$13,014	$-	$13,014	$-
December 31, 2011	$13,241	$-	$13,241	$-

Foreign Currency Forward Contracts

As described in Note 5 – Derivative Instruments, the Company entered into several foreign currency forward contracts as economic hedges against the variability of foreign exchange rates on future international investments. The Company has determined its foreign currency forward contracts valuations are classified in Level 2 of the fair value hierarchy, as they are based on observable inputs but are not traded in active markets. The following table sets forth the Company’s foreign currency forward contracts, which are measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2012 and December 31, 2011 (all amounts are in thousands):

		Basis of Fair Value Measurements
Period	Fair Value of Liabilities	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012	$2,525	$-	$2,525	$-
December 31, 2011	$-	$-	$-	$-

Other Items

Other Financial Instruments

As of March 31, 2012, the Company estimated that the book value of its notes payable, which had a carrying value of $746.3 million, was $741.3 million. As of December 31, 2011, the Company estimated that the book value of its notes payable, which had a carrying value of $635.5 million, was $630.0 million. Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. The Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of March 31, 2012, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, distributions receivable, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments.

Non-Financial Assets and Liabilities

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances.  The fair value methodologies used to measure long-lived assets are described in Note 2 ─ Summary of Significant Accounting Policies ─ Impairment of Investment Property.  The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  There were no events during the three months ended March 31, 2012 and 2011 which indicated that fair value adjustments of our long-lived assets were necessary.

10. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has six reportable segments:

•	Domestic office properties (seven properties)
•	Domestic industrial properties (one property)
•	International office properties (two properties)
•	International mixed-use properties (one property)
•	International industrial properties (two properties)
•	Other

The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts are in thousands):

	Three Months Ended March 31,
	2012	2011
Total revenue
Domestic office properties	$21,783	$9,159
Domestic industrial property	773	978
International office properties	5,403	598
International mixed-use property	6,455	8,105
International industrial properties	2,345	-
Other	22	-
Total revenue	$36,781	$18,840

	Three Months Ended March 31,
	2012	2011
Property revenues in excess of expenses (1)
Domestic office properties	$13,720	$5,652
Domestic industrial property	510	684
International office properties	4,128	523
International mixed-use property	3,645	5,191
International industrial properties	1,854	-
Other	(42)	-
Property revenues in excess of expenses	$23,815	$12,050

	March 31, 2012	December 31, 2011
Total assets
Domestic office properties	$685,314	$694,482
Domestic industrial property	27,950	29,037
International office properties	238,355	229,455
International mixed-use property	290,496	285,069
International industrial properties	257,648	69,635
Other	28,657	16,564
Corporate-level accounts	54,671	57,075
Total assets	$1,583,091	$1,381,317

	Three Months Ended March 31,
	2012	2011
Reconciliation to net loss
Total property revenues in excess of expenses	$23,815	$12,050
Depreciation and amortization	(17,151)	(10,563)
Acquisition related expenses	(767)	(1,054)
Asset management and acquisition fees	(2,947)	(3,866)
General and administrative expenses	(889)	(753)
Gain (loss) on derivatives	(1,923)	1,933
Other gains (losses)	(1,494)	26
Interest expense	(7,623)	(4,656)
Interest income	208	39
Net loss	$(8,771)	$(6,844)

(1) Revenues less property operating expenses, real property taxes, property management fees and income taxes.

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2012 and 2011 (in thousands):

	2012	2011
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$6,343	$3,950
Cash paid for taxes	$439	$-
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$8,001	$4,314
Other receivables	$2,271	$-
Distributions reinvested	$7,864	$4,037
Shares tendered for redemption	$978	$1,055
Non-cash net assets acquired	$23,660	$-

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

13.  SUBSEQUENT EVENTS

Revolving Credit Facility with JPMorgan Chase Bank National Association

On April 13, 2012, the Company entered into a credit agreement with Chase, as administrative agent for itself and various lenders named in the credit agreement, which provides for a revolving credit facility with borrowings denominated in U.S. dollars, British pound sterling, Euros, Australian dollars or Canadian dollars (the “Revolving Credit Facility”). The initial maximum aggregate amount of the lenders’ commitments is $265.0 million, with aggregate foreign currency commitments constituting up to $132.5 million of that amount. Pending future commitments by the lenders, the maximum aggregate borrowings could be increased to up to $300.0 million. Per the terms of the credit agreement, the aggregate borrowing amount is limited by certain loan-to-value covenants based on the properties serving as collateral for the borrowings. As of the date of this filing, borrowings under the Revolving Credit Facility are currently limited to $195.0 million. The Revolving Credit Facility has a maturity date of April 13, 2015, subject to two one-year extensions at our option. On April 13, 2012, the Company made borrowings of US$60.0 million and €59.0 million to retire the loans outstanding under the bridge loan it entered into on March 15, 2012.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The forward-looking statements included in this Quarterly Report on Form 10-Q are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, the availability of future financing and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying forward-looking statements could prove to be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, pay distributions to our shareholders and maintain the value of any real estate investments and real estate-related investments in which we may hold an interest in the future, may be significantly hindered.

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

–
Our distributions have been paid using cash flows from financing activities, including proceeds from our initial public offering and proceeds from debt financings and some or all of the distributions we pay in the future may be paid from similar sources or sources such as cash advances by our Advisor or cash resulting from a waiver or deferral of fees. When we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced;

–	Risks associated with debt and our ability to secure financing;

–
Risks associated with adverse changes in general economic or local market conditions, including terrorist attacks and other acts of violence, which may affect the markets in which we and our tenants operate;

–	Catastrophic events, such as hurricanes, earthquakes, tornadoes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

–	The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments;

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines Global REIT Properties, LP (the “Operating Partnership”) were formed in December 2008 and January 2009, respectively, to invest in a diversified portfolio of quality commercial real estate properties and related investments in the United States and internationally. In August 2009, we commenced a $3.5 billion initial public offering of our common shares (the “Offering”) and have raised $1.0 billion in gross proceeds from the Offering through March 31, 2012.

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. These investments could include a variety of asset types in the US and internationally such as office, retail, industrial, etc. In addition, we may invest in operating properties, properties under development and undeveloped properties or real estate-related investments such as real estate securities or debt. We fund our acquisitions primarily with proceeds from the Offering and debt financing. As of March 31, 2012, we owned interests in 13 properties which contain, in the aggregate, 6.1 million square feet of leasable space. The following table provides additional information regarding each of the properties we owned an interest in as of March 31, 2012:

Property (1)	Location	Date Acquired	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
Domestic Office Properties
17600 Gillette	Irvine, California	6/2010	13.4%	98,925	100%
Hock Plaza	Durham, North Carolina	9/2010	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	11/2010	7.4%	698,783	96%
250 Royall	Canton, Massachusetts	9/2011	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	10/2011	8.0%	532,246	100%
Fisher Plaza	Seattle, Washington	12/2011	7.9%	293,727	96%
9320 Excelsior	Hopkins, Minnesota	12/2011	6.2%	254,915	100%
Total for Domestic Office Properties				2,390,927	98%

Domestic Industrial Properties
Southpark	Austin, Texas	10/2010	8.5%	372,125	85%

International Office Properties
Stonecutter Court	London, England	3/2011	6.8%	152,808	100%
Gogolevsky 11	Moscow, Russia	8/2011	8.9%	85,740	100%
Total for International Office Properties				238,548	100%

International Mixed-Use Properties
Brindleyplace Project	Birmingham, England	7/2010	7.0%	565,482	73%

International Industrial Properties
FM Logistic	Moscow, Russia	4/2011	11.2%	748,578	100%
Poland Logistics Portfolio	Poland (3)	03/2012	8.0%	1,763,075	92%
Total for International Industrial Properties				2,511,653	94%
Total for All Properties				6,078,735	94%	(4)

(1) This percentage shows the effective ownership of the Operating Partnership in the properties listed. On March 31, 2012, the Company owned a 99.98% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.02% interest in the Operating Partnership. We own a 60% interest in the Brindleyplace Project through our investment in the Brindleyplace JV.

(2) The estimated going-in capitalization rate is determined as of the date of acquisition by dividing the projected property revenues in excess of expenses for the first fiscal year following the date of acquisition by the net purchase price (excluding closing costs and taxes). Property revenues in excess of expenses includes all projected operating revenues (rental income, tenant reimbursements, parking and any other property-related income) less all projected operating expenses (property operating and maintenance expenses, property taxes, insurance and property management fees). The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of each property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions, with respect to each property, that in-place tenants will continue to perform under their lease agreements during the 12 months following our acquisition of the property.  In addition, with respect to the Brindleyplace Project, Hock Plaza, Southpark, Fifty South Sixth, Fisher Plaza and Poland Logistics Portfolio these include assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.  They also concern assumptions, with respect to the Brindleyplace Project, that leases subject to rent reviews during the 12 months following our acquisition of the property will be adjusted to market rates.

(3) The Poland Logistics Portfolio is comprised of four industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland. See Note 3 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional information regarding the Poland Logistics Portfolio.

(4) This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is also 94%.

In addition, we owned interests in the following other real estate investments as of March 31, 2012:

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

•
Ashford at Brookhaven Development – $3.25 million loan commitment, secured by a mortgage, to a multi-family development project in Atlanta, Georgia, which is being developed by an affiliate of Hines. We are providing pre-construction financing to the project and had a $2.2 million loan receivable outstanding as March 31, 2012. The project acquired the land in November 2011. Construction is expected to begin in July 2012 and be completed by December 2013, although there can be no assurances as to when construction will be completed.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide approximately $39.0 million of financing for real estate projects. The joint venture has $14.8 million of loans receivable outstanding as of March 31, 2012. Flagship Capital GP owns the remaining 3% interest in the joint venture.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2011 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to our policies during 2012.

Financial Condition, Liquidity and Capital Resources

Our principal demands for funds are to purchase real estate properties and make other real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on indebtedness. Generally, we expect to meet operating cash needs from our cash flows from operating activities, and we expect to meet cash needs for acquisitions and investments from the net proceeds of the Offering and from debt proceeds.

One of our primary concerns is to invest proceeds raised from our offerings as quickly and prudently as possible.  During 2010 and 2011, there was a significant amount of investment capital pursuing high-quality, well located assets and these conditions caused aggressive competition and higher pricing for assets which match our investment strategy.  Accordingly, we experienced delays in investing our Offering proceeds at times during those years and may have also experienced higher pricing, factors that caused us to reduce our annualized level of distributions from 7.0% to 6.5% effective January 1, 2012. See “Cash Flows from Financing Activities – Distributions” later in this section for additional information regarding our distributions. As of March 31, 2012, all of the proceeds from the Offering have been invested in or committed to various real estate investments.

We believe that the proper use of leverage can enhance returns on real estate investments. We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. As of March 31, 2012, our portfolio was 46% leveraged, based on the aggregate net purchase price of our real estate investments. At that time, we had $746.3 million of principal outstanding under our various loan agreements with a weighted average interest rate of 4.15%, including the effects of related interest rate swaps.

Additionally, in April 2012, we entered into a $300.0 million revolving credit facility with JPMorgan Chase Bank, N.A. (“Chase”). We expect to utilize this revolver to provide temporary financing for our real estate investments and other working capital needs. See “Recent Developments and Subsequent Events” later in this section for additional information regarding this revolver.

The discussions below provide additional details regarding our cash flows.

        Cash Flows from Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which are used to pay direct leasing costs, property-level operating expenses and interest payments. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we incur general and administrative expenses and asset management and acquisition fees and expenses.

Net cash provided by operating activities for the three months ended March 31, 2012 and 2011 was $14.7 million and $11.3 million, respectively. The increase is primarily related to the acquisition of additional properties during 2011 and 2012.

Cash Flows from Investing Activities

Net cash used in investing activities is primarily due to payments made for the acquisition of our real estate investments, including deposits for pending acquisitions.  During the three months ended March 31, 2012, we paid $131.0 million related to our acquisition of the Poland Logistics Portfolio and paid $8.7 million related to deposits on pending real estate investments. Additionally, during the three months ended March 31, 2012, we made loans of $12.1 million (secured by real estate). By comparison, during the three months ended March 31, 2011, we paid $146.6 million related to our acquisition of Stonecutter Court and made no payments related to deposits or loan receivables.

During the three months ended March 31, 2012, we had an increase in restricted cash of $1.0 million related to escrows required by several of our outstanding mortgage loans. During the three months ended March 31, 2011, restricted cash increased $2.1 million related to such escrows.

Cash Flows from Financing Activities

Initial Public Offering

During the three months ended March 31, 2012 and 2011, respectively, we raised proceeds of $92.3 million and $128.3 million from the Offering, excluding proceeds from the distribution reinvestment plan. In addition, during the three months ended March 31, 2012 and 2011, respectively, we redeemed approximately $1.6 million and $938,000 in shares of our common stock through our redemption plan.

In addition to the investing activities described above, we use proceeds from the Offering to make certain payments to the Advisor, Hines Securities, Inc. (the “Dealer Manager”) and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the three months ended March 31, 2012 and 2011, respectively, we made payments of $10.0 million and $14.1 million, for selling commissions, dealer manager fees and issuer costs related to the Offering. The decrease is primarily related to a decrease in the proceeds raised from the Offering for the three months ended March 31, 2012.

Distributions

With the authorization of our board of directors, we declared distributions to our stockholders and Hines Global REIT Associates Limited Partnership (“HALP”) for the period from October 20, 2009 through December 31, 2011. These distributions were calculated based on stockholders of record for each day in an amount equal to $0.00191781 per share, per day, which based on a purchase price of $10.00 per share, equated to a 7% annualized distribution rate over that period.

As a result of market conditions and our goal of increasing our distribution coverage with cash flow from operations, we have declared distributions for the months of January 2012 through June 2012 at an amount equal to $0.0017808 per share, per day, which, based on a purchase price of $10.00 per share, would equate to a 6.5% annualized distribution rate if it were maintained every day for a twelve-month period. This annualized distribution rate represents a decrease of approximately 7% from the annualized distribution rate that was declared for the period from October 20, 2009 through December 31, 2011. Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan.

In addition, the Brindleyplace JV declared distributions related to the operations the Brindleyplace Project of approximately $543,000 and $980,000 to Moorfield for the three months ended March 31, 2012 and 2011, respectively. The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders (HALP and Moorfield) as well as the sources of cash distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities			Cash Flows From Financing Activities (1)
2012
March 31, 2012	$7,403	$7,922	$15,325	$546	$7,949	100%		$-	0%
Total	$7,403	$7,922	$15,325	$546	$7,949	100%		$-	0%

2011
December 31, 2011	$7,261	$7,813	$15,074	$946	$6,103	74%	(2)	$2,104	26%
September 30, 2011	6,288	6,881	13,169	946	7,234	100%		-	0%
June 30, 2011	4,969	5,770	10,739	932	5,901	100%	(3)	-	0%
March 31, 2011	3,769	4,447	8,216	984	4,753	100%		-	0%
Total	$22,287	$24,911	$47,198	$3,808	$23,991	92%		$2,104	8%

(1) Cash flows from financing activities includes proceeds from the Offering and proceeds from debt financings.

(2) Includes $4.3 million of cash flows from operating activities in excess of distributions from the quarter ended September 30, 2011.

(3) Includes $3.6 million of cash flows from operating activities in excess of distributions from the quarter ended March 31, 2011.

Under accounting principles generally accepted in the United States of America (“GAAP”), acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities.  However, we have funded these fees and expenses with proceeds from the Offering or equity capital contributions from Moorfield. During the three months ended March 31, 2012 and 2011, respectively, we paid approximately $1.9 million and $977,000 of acquisition fees and acquisition-related expenses.

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

Debt Financings

We entered into the following financing transactions related to our real estate investments during three months ended March 31, 2012:

•
On March 15, 2012, we entered into a Bridge Loan Agreement (the "Bridge Loan Agreement") with Chase, to establish two loans in the amounts of $75.0 million and €69.0 million, respectively (collectively the “Loans”). On March 19, 2012, we borrowed the full capacity under the Loans in connection with our acquisition of the Poland Logistics Portfolio. The Bridge Loan Agreement was retired using proceeds from a revolving credit facility that we entered into in April 2012. $65.0 million of the proceeds from these Loans was used to retire a bridge loan we entered into in December 2011.

•	On March 30, 2012, we made a $13.2 million payment on the Bridge Loan Agreement which was not accepted by Chase until April 2, 2012.
•	During the three months ended March 31, 2012, we made payments of approximately $186,000 for financing costs related to our mortgage loans.

We entered into the following financing transactions during the three months ended March 31, 2011 related to our real estate investments:

•
In March 2011, we entered into a £57.0 million mortgage loan ($92.0 million at a rate of $1.61 per GBP based on the exchange rate in effect on the transaction date) related to our acquisition of Stonecutter Court, which requires quarterly interest payments and quarterly installments for the repayment of principal of £313,500 ($506,100 assuming a rate of $1.61 per GBP based on the exchange rate in effect on the transaction date).

•	During the three months ended March 31, 2011, we made payments of approximately $871,000 for financing costs related to our mortgage loans.

Results of Operations

Same-store Analysis

We owned 13 properties that were 94% leased as of March 31, 2012, compared to six properties that were 97% leased as of March 31, 2011. The following table presents the property-level revenues and expenses for the three months ended March 31, 2012, as compared to the same period in 2011. Same-store properties for the three months ended March 31, 2012 include all properties owned as of January 1, 2011. As we are currently in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties, as indicated by the same-store analysis below. All amounts are in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2012	2011	$	%
Property revenues
Same-store properties (1)	$16,668	$18,242	$(1,574)	(8.6)%
Recent acquisitions	20,113	598	19,515	3263.4%
Total property revenues	$36,781	$18,840	$17,941	95.2%

Property expenses (2)
Same-store properties	$6,661	$6,730	$(69)	(1.0)%
Recent acquisitions	6,305	60	6,245	10408.3%
Total property expenses	$12,966	$6,790	$6,176	91.0%

Other
Depreciation and amortization	$17,151	$10,563	$6,588	62.4%
Interest expense	$7,623	$4,656	$2,967	63.7%
Interest income	$208	$39	$169	433.3%

(1)	Decrease in property revenues from our same-store properties is primarily due to the expiration of the lease with British Telecom at the Brindleyplace Project in January 2012.

(2)	Property expenses include property operating expenses, real property taxes, property management fees and income taxes.

Derivative Instruments

We have entered into several interest rate swap contracts as economic hedges against the fluctuation of future interest rates on our variable interest rate borrowings, and we have also entered into several foreign currency forward contracts as economic hedges against the variability of future exchange rates on our international investments. We have not designated any of these contracts as cash flow hedges for accounting purposes. These derivatives have been recorded at their estimated fair values in the accompanying condensed consolidated balance sheets. Changes in the fair value of these derivatives result in gains or losses recorded in our condensed consolidated statement of operations and comprehensive income (loss). See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding certain risks related to our derivatives, such as the risk of counterparty non-performance.

We recorded losses of $1.9 million for the three months ended March 31, 2012 compared to gains of $1.9 million for the three months ended March 31, 2011 resulting from changes in the fair values of our derivatives. We expect to hold the underlying investments to their maturities; therefore, the amount currently reflected is not necessary indicative of the ultimate cash that will be paid out at the maturity date of our derivatives.

Other Expenses

The tables below provide detail relating to our acquisition-related expenses, asset management and acquisition fees and general and administrative expenses for the three months ended March 31, 2012 and 2011. All amounts in thousands, except percentages:

	Three Months Ended March 31,		Change
	2012	2011	$	%
Acquisition-related expenses	$767	$1,054	$(287)	(27)%
Asset management and acquisition fees	$2,947	$3,866	$(919)	(24)%
General and administrative expenses	$889	$753	$136	18%

Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. These costs vary significantly from one acquisition to another.

We pay our Advisor acquisition fees equal to 2.25% of the net purchase price of our real estate investments. Prior to March 29, 2012, we paid our Advisor acquisition fees equal to 2.0% of the net purchase price of our real estate investments. During both the three months ended March 31, 2012 and 2011, respectively, we incurred $2.9 million of acquisition fees.

We also pay monthly asset management fees to our Advisor based on an annual fee equal to 1.5% of the amount of net equity capital invested in real estate investments. However, in April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it for each quarter in 2012 and 2013 to the extent that our modified funds from operations, or MFFO, as disclosed in each quarterly report, for a particular quarter amounts to less than 100% of the aggregate distributions declared to our shareholders for such quarter. This fee waiver is not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. As a result of this fee waiver, our Advisor waived all of the asset management fees payable to it during the three months ended March 31, 2012, which amounted to $3.0 million. We incurred approximately $931,000 of asset management fees during the three months ended March 31, 2011.

General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and will continue to increase in the future as we continue to raise capital and make additional real estate investments.

Other Gains (Losses)

Other gains (losses) primarily reflect of the effect of changes in foreign currency exchange rates on transactions that were denominated in a currency other than our functional currency. During the three months ended March 31, 2012, these losses primarily relate to the effect of remeasuring our Euro-donominated borrowings under the Bridge Loan Agreement into U.S. Dollars and the changes in the Euro – U.S. Dollar exchange rate between the date of the borrowing and March 31, 2012.

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

FFO and MFFO should not be considered as alternatives to net income (loss) or to cash flows from operating activities, but rather should be reviewed in conjunction with these and other GAAP measurements. In addition, FFO and MFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs. Please see the limitations listed below associated with the use of MFFO:

• As we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments that are not reflected in MFFO are, and may continue to be, a significant use of cash and dilutive to the value of an investment in our shares.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the three months ended March 31, 2012 and 2011. As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the two periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

	Three Months Ended March 31,
	2012	2011
Net loss	$(8,771)	$(6,844)
Depreciation and amortization (1)	17,151	10,563
Adjustments for noncontrolling interests (2)	(856)	(1,895)
Funds from operations	7,524	1,824
Loss (gain) on derivative instruments (3)	1,923	(1,933)
Unrealized gain (loss) on foreign currency (4)	1,740	-
Other components of revenues and expenses (5)	(793)	(369)
Acquisition fees and expenses (6)	3,698	3,969
Adjustments for noncontrolling interests (2)	424	838
Modified Funds From Operations	$14,516	$4,329

Basic and Diluted Loss Per Common Share	$(0.09)	$(0.16)
Funds From Operations Per Common Share	$0.08	$0.04
Modified Funds From Operations Per Common Share	$0.15	$0.09
Weighted Average Shares Outstanding	94,573	47,601

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

(3) Represents components of net loss related to the estimated changes in the values of our interest rate swap derivatives and foreign currency forwards.

(4) Represents components of net loss related to unrealized losses related to changes in foreign currency exchange rates. We have excluded these changes in value from our evaluation of our operating performance and MFFO because they relate to U.S. dollar bank accounts held by foreign subsidiaries and accordingly these gains or losses will not be realized.

(5) Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Straight-line rent adjustment (a)	$(2,087)	$(1,136)
Amortization of lease incentives (b)	57	65
Amortization of out-of-market leases (b)	1,114	579
Other	123	123
	$(793)	$(369)

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

(6) Represents acquisition expenses and acquisition fees paid to our Advisor that are expensed in our condensed consolidated statements of operations. We fund such costs with proceeds from our offering, and therefore do not consider these expenses in evaluating our operating performance and determining MFFO.

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results.

•	Amortization of deferred financing costs was approximately $733,000 and $366,000 for the three months ended March 31, 2012 and 2011, respectively.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. See Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information concerning our related-party transactions.

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments and Subsequent Events

144 Montague

On April 16, 2012, we acquired 144 Montague, an office building located in Brisbane, Australia. 144 Montague consists of 158,682 square feet of rentable area that is 100% leased to Ausenco Limited under a lease that expires in October 2021. The net purchase price for 144 Montague was 88.1 million Australian dollars (“AUD”) ($91.3 million assuming a rate of $1.04 per AUD based on the exchange rate in effect on the date of acquisition), exclusive of transaction costs and working capital reserves. The acquisition was funded using proceeds from the Offering and a 56.3 million AUD ($58.5 million assuming a rate of $1.04 per AUD based on the exchange rate in effect on the date of acquisition) mortgage loan with Commonwealth Bank of Australia.

Revolving Credit Facility with Chase

On April 13, 2012, we entered into a credit agreement with Chase, as administrative agent for itself and various lenders named in the credit agreement, which provides for a revolving credit facility with borrowings denominated in U.S. dollars, British pound sterling, Euros, Australian dollars or Canadian dollars (the “Revolving Credit Facility”). The initial aggregate amount of the lenders’ commitments is $265.0 million, with aggregate foreign currency commitments constituting up to $132.5 million of that amount. Pending future commitments by the lenders, the maximum aggregate borrowings could be increased to up to $300 million. Per the terms of the credit agreement, the aggregate borrowing amount is limited by certain loan-to-value covenants based on the properties serving as collateral for the borrowings. As of the date of this filing, our borrowings under the Revolving Credit Facility are currently limited to $195.0 million. The Revolving Credit Facility has a maturity date of April 13, 2015, subject to two one-year extensions at our option. On April 13, 2012, we made borrowings of US$60.0 million and €59.0 million to retire the loans outstanding under the Bridge Loan Agreement.

Director Changes

As disclosed in our definitive proxy statement related to our 2012 annual meeting of stockholders to be held on August 23, 2012 (the “2012 Annual Meeting”), C. Hastings Johnson, one of our directors, notified our board of directors of his intent to terminate his service on the board when his term expires on the date of our 2012 Annual Meeting, or if later, the date on which his successor has been duly elected and qualifies. The board of directors nominated Colin P. Shepherd to replace Mr. Johnson as a director. If elected at our 2012 Annual Meeting or any adjournments thereof, Mr. Shepherd will begin his service on the board upon his election.

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

 On July 1, 2010, the Brindleyplace JV entered into a secured mortgage facility agreement in the aggregate amount of £121.1 million ($183.7 million assuming a rate of $1.52 per GBP as of the date of acquisition) with Eurohypo AG.  The mortgage matures on July 7, 2015 and has a floating interest rate of LIBOR plus 1.60%. Interest on approximately £90.8 million ($137.7 million assuming a rate of $1.52 per GBP as of the date of acquisition) of the loan balance was fixed at closing at 3.89% through multiple 5-year swaps with Eurohypo. If interest rates increased by 1%, we would incur approximately $484,000 in additional annual interest expense related to the unhedged portion of the mortgage.

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

Foreign Currency Risks

We currently have two investments in England, and as a result are subject to risk from the effects of exchange rate movements of the British pound and U.S. dollar, which may affect future costs and cash flows. However, as described above, we entered into a British pound denominated mortgage loan on these investments, which provides a natural hedge with regard to changes in exchange rates between the British pound and U.S. dollar. We are currently a net receiver of British pounds (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to British pounds. During the three months ended March 31, 2012, we had no currency transactions which resulted in significant gains or losses being recorded in our condensed consolidated statements of operations. Based upon our equity ownership in the Brindleyplace JV and our ownership of Stonecutter Court as of March 31, 2012, holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the British pound and U.S. dollar would have decreased the net book value of our investments in England by an aggregate of $10.9 million and would have increased the aggregate net loss of the England properties for the three months ended March 31, 2012, by approximately $292,000.

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

We have an investment in Poland (Poland Logistics Portfolio), which subjects us to certain risk from the effects of exchange rate movement of the euro relative to the U.S. dollar.  Most of the rental payments of the tenants of the Poland Logistics Portfolio are denominated in Polish zloty. However, the number of zloty is determined with reference to a fixed number of Euro and the then-current exchange rate, thereby mitigating our exposure to the zloty. Additionally, we expect that sale transactions for the assets in this portfolio would likely be dominated in Euro and accordingly we expect to have Euro exposure upon disposition. Based upon our equity ownership in the Poland Logistics Portfolio as of March 31, 2012, holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the euro and U.S. dollar would have decreased the net book value of our investment in the Poland Logistics Portfolio by an aggregate of $17.8 million and would have increased the aggregate net loss of the Poland Logistics Portfolio for the three months ended March 31, 2012, by approximately $65,000.

Other Risks

Real estate investment transaction volume increased during 2010 and 2011, and estimated going-in capitalization rates or cap rates (ratio of the net projected operating income of a property in its initial fiscal year divided by the net purchase price) have fallen relative to their post-recession peaks in late 2009. In the current market there continues to be a significant amount of investment capital pursuing high-quality, well-located assets that generate stable cash flows causing aggressive competition and pricing for assets which match our investment strategy. This may continue to drive prices higher, resulting in lower cap rates and returns. Additionally, while we intend to invest the proceeds raised from this offering as quickly and prudently as possible, the aggressive competition and higher pricing for assets that meet our investment objectives has caused us to experience significant delays in investing our offering proceeds in the past and may continue to cause such delays in the future.

One of our priorities is to monitor the returns being achieved from our real estate investments in relation to our distribution rate with the ultimate goal of increasing coverage of our distributions with our operations. As a result of market conditions and our goal of increasing our distribution coverage, we have declared distributions for the months of January 2012 through June 2012 at an amount equal to 0.0017808 per share, per day, which, based on a purchase price of $10.00 per share, would equate to a 6.5% annualized distribution rate if it were maintained every day for a twelve-month period. This annualized distribution rate represents a decrease of approximately 7% from the annualized distribution rate that was declared for the period from October 20, 2009 through December 31, 2011.

We invest proceeds we receive from this offering in short-term, highly-liquid investments until we use such funds to make real estate investments. Although we do not expect that income we earn on these temporary investments will be substantial, our earnings will be subject to the fluctuations of interest rates and their effect on these investments.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of May 15, 2012, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors

We are subject to a number of risks and uncertainties, which are discussed in “Risk Factors” in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, we did not sell or issue any equity securities that were not registered under the Securities Act.

All eligible requests for redemption for the three months ended March 31, 2012 were redeemed using proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
January 1, 2012 to January 31, 2012	73,417	$9.56	73,417	214,330
February 1, 2012 to February 29, 2012	49,345	$9.74	49,345	225,975
March 1, 2012 to March 31, 2012	42,797	$9.50	42,797	221,960
Total	165,559		165,559

(1) Our share redemption program was first announced at the commencement of our initial public offering in February 2009. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the lesser of the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. This amount represents the number of shares available for redemption on March 31, 2012, other than with respect to requests made in connection with the death or disability of a stockholder. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder, as was the case with all of the shares listed in the table.

Use of Proceeds from Registered Securities

On August 5, 2009, the Registration Statement on Form S-11 (File No. 333-156742) for the Offering, was declared effective under the Securities Act of 1933. The Offering commenced on August 5, 2009 and is currently expected to terminate on or before August 5, 2012, unless extended by our board of directors.

From August 5, 2009 through the three months ended March 31, 2012, we raised gross proceeds of $965.9 million through the sale of 97.0 million shares to the public in connection with the Offering, excluding $37.9 million through the issuance of 4.0 million shares sold through our distribution reinvestment plan. During that time, we paid $94.5 million of selling commissions and dealer manager fees and $10.7 million of issuer costs related to the Offering. The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines. Net proceeds, from August 5, 2009 through March 31, 2012, available for investment after the payment of the costs described above were $860.7 million. These proceeds, along with proceeds from debt financing, were used to make $932.8 million of investments in real estate, including the cost of completed acquisitions, deposits paid on pending acquisitions, acquisition fees and expenses and costs of leveraging our properties. Additionally, in our initial quarters of operations, and from time to time thereafter, we did not generate sufficient cash flow from operations to fully fund distributions paid. From inception through March 31, 2012, as discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources- Distributions” a portion of our distributions were funded with proceeds from the Offering.

See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our cash flows.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.   Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES GLOBAL REIT, INC.

May 15, 2012	By:	/s/ Charles N. Hazen
Charles N. Hazen
President and Chief Executive Officer

May 15, 2012	By:	/s/ Ryan T. Sims
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
10.1
Bridge Loan Agreement, dated March 15, 2012, by and between Hines Global REIT Properties, L.P. and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 21, 2012 and incorporated by reference herein)

10.2
Third Amendment to Advisory Agreement among Hines Global REIT Advisors LP, Hines Global REIT Properties LP and Hines Global REIT, Inc., dated March 29, 2012 (filed as Exhibit 10.43 to the Registrant’s Post-Effective Amendment No. 9 to the Registration Statement on April 20, 2012 and incorporated by reference herein)

31	.1*	Certification
31	.2*	Certification
32	.1*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101	**
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 15, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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