Form 10-Q
period 2012-06-30
Hines Global REIT, Inc.
filed 2012-08-14
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Yes ☐   No ☒

As of August 8, 2012, approximately 116.2 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	35

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	36

SIGNATURES
EX-10.2
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification of CEO & CFO pursuant to Section 906

EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2012	December 31, 2011

	(In thousands, except per share amounts)
ASSETS
Investment property, net	$1,095,734	$950,430
Investment in unconsolidated entities	3,298	-
Cash and cash equivalents	90,800	66,490
Restricted cash	7,427	6,944
Derivative instruments	2,964	-
Tenant and other receivables	16,314	13,729
Intangible lease assets, net	328,774	301,273
Deferred leasing costs, net	3,478	1,852
Deferred financing costs, net	10,626	8,586
Real estate loans receivable	15,185	4,919
Other assets	12,749	27,094
Total Assets	$1,587,349	$1,381,317

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$24,791	$23,049
Due to affiliates	17,610	12,527
Intangible lease liabilities, net	14,817	16,267
Other liabilities	14,005	13,273
Derivative instruments	15,519	13,241
Distributions payable	8,903	7,996
Notes payable	695,369	625,560
Total Liabilities	791,014	711,913

Commitments and contingencies (Note 12)	-	-

Equity:
Stockholders' equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2012 and December 31, 2011	-	-
Common stock, $.001 par value; 1,500,000 shares authorized, 111,179 and 90,023 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	111	90
Additional paid-in capital	893,132	738,616
Accumulated deficit	(100,652)	(82,890)
Accumulated other comprehensive loss	(28,688)	(19,741)
Total stockholders' equity	763,903	636,075
Noncontrolling interests	32,432	33,329
Total equity	796,335	669,404
Total Liabilities and Equity	$1,587,349	$1,381,317

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2012 and 2011
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$39,810	$20,135	$74,318	$37,438
Other revenue	2,818	1,727	5,285	3,264
Total revenues	42,628	21,862	79,603	40,702
Expenses:
Property operating expenses	9,295	4,180	17,849	8,505
Real property taxes	3,590	1,696	6,358	3,290
Property management fees	887	501	1,650	1,014
Depreciation and amortization	20,673	12,859	37,824	23,422
Acquisition related expenses	5,955	2,132	6,722	3,185
Asset management and acquisition fees	5,820	2,797	8,767	6,663
General and administrative	991	856	1,880	1,609
Total expenses	47,211	25,021	81,050	47,688
Income (loss) before other income (expenses) and benefit (provision) for income taxes	(4,583)	(3,159)	(1,447)	(6,986)
Other income (expenses):
Gain (loss) on derivative instruments	3,745	(8,313)	1,821	(6,380)
Other gains (losses)	(787)	(4)	(2,282)	22
Interest expense	(8,902)	(5,640)	(16,525)	(10,296)
Interest income	13	36	27	75
Income (loss) before benefit (provision) for income taxes	(10,514)	(17,080)	(18,406)	(23,565)
Benefit (provision) for income taxes	1,126	(767)	246	(1,124)
Net income (loss)	(9,388)	(17,847)	(18,160)	(24,689)
Net (income) loss attributable to noncontrolling interests	382	1,263	398	629
Net income (loss) attributable to common stockholders	$(9,006)	$(16,584)	$(17,762)	$(24,060)
Basic and diluted income (loss) per common share	$(0.09)	$(0.27)	$(0.18)	$(0.44)
Distributions declared per common share	$0.16	$0.17	$0.32	$0.35
Weighted average number of common shares outstanding	105,560	61,540	100,066	54,609

Net comprehensive income (loss)
Net income (loss)	$(9,388)	$(17,847)	$(18,160)	$(24,689)
Other comprehensive income (loss):
Foreign currency translation adjustment	(28,389)	(339)	(8,628)	2,248
Net comprehensive income (loss)	(37,777)	(18,186)	(26,788)	(22,441)
Net comprehensive (income) loss attributable to noncontrolling interests	(1,006)	(2,687)	79	(724)
Net comprehensive income (loss) attributable to common stockholders	$(38,783)	$(20,873)	$(26,709)	$(23,165)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2012 and 2011
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests
Balance as of January 1, 2012	90,023	$90	$738,616	$(82,890)	$(19,741)	$636,075	$33,329
Issuance of common shares	21,755	22	216,141	-	-	216,163	-
Contribution from noncontrolling interest	-	-	-	-	-	-	403
Distributions declared	-	-	(32,426)	-	-	(32,426)	(131)
Distributions on Convertible Preferred Equity Certificates (CPEC)	-	-	-	-	-	-	(1,090)
Redemption of common shares	(599)	(1)	(6,076)	-	-	(6,077)	-
Selling commissions and dealer manager fees	-	-	(19,476)	-	-	(19,476)	-
Issuer costs	-	-	(3,647)	-	-	(3,647)	-
Net income (loss)	-	-	-	(17,762)	-	(17,762)	(398)
Foreign currency translation adjustment	-	-	-	-	(8,947)	(8,947)	319
Balance as of June 30, 2012	111,179	$111	$893,132	$(100,652)	$(28,688)	$763,903	$32,432

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Noncontrolling Interests
Balance as of January 1, 2011	41,287	$41	$350,561	$(25,873)	$1,347	$326,076	$38,309
Issuance of common shares	27,880	28	277,823	-	-	277,851	-
Distributions declared	-	-	(18,955)	-	-	(18,955)	(4)
Distributions on CPECs	-	-	-	-	-	-	(1,912)
Redemption of common shares	(299)	-	(2,656)	-	-	(2,656)	-
Selling commissions and dealer manager fees	-	-	(26,425)	-	-	(26,425)	-
Issuer costs	-	-	(2,296)	-	-	(2,296)	-
Net income (loss)	-	-	-	(24,060)	-	(24,060)	(629)
Foreign currency translation adjustment	-	-	-	-	895	895	1,353
Balance as of June 30, 2011	68,868	$69	$578,052	$(49,933)	$2,242	$530,430	$37,117

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2012 and 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$(18,160)	$(24,689)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	41,771	25,705
Other gains (losses)	2,282	-
(Gain) loss on derivative instruments	(1,821)	6,380
Changes in assets and liabilities:
Change in other assets	(1,918)	(825)
Change in tenant and other receivables	(1,779)	(764)
Change in deferred leasing costs	(1,816)	(1,164)
Change in accounts payable and accrued expenses	(218)	4,239
Change in other liabilities	682	3,360
Change in due to affiliates	1,375	1,302
Net cash from operating activities	20,398	13,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in property and acquired lease intangibles	(200,078)	(217,111)
Investments in unconsolidated entities	(3,298)	-
Deposits on investment property	(7,015)	(5,008)
Investments in real estate loans receivable	(13,373)	-
Proceeds from collection of real estate loans receivable	3,107	-
Change in restricted cash	(441)	(3,384)
Net cash from investing activities	(221,098)	(225,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	199,591	267,672
Contribution from noncontrolling interest	403	-
Redemption of common shares	(5,763)	(2,832)
Payments of issuer costs	(2,775)	(2,360)
Payment of selling commissions and dealer manager fees	(18,951)	(26,649)
Distributions paid to stockholders and noncontrolling interests	(16,281)	(9,450)
Proceeds from notes payable	364,959	92,009
Proceeds from related party notes payable	2,146	-
Payments on notes payable	(293,710)	(1,010)
Change in security deposit liability	338	(4)
Deferred financing costs paid	(3,552)	(1,960)
Payments related to interest rate swaps	(643)	-
Net cash from financing activities	225,762	315,416
Effect of exchange rate changes on cash	(752)	(184)
Net change in cash and cash equivalents	24,310	103,273
Cash and cash equivalents, beginning of period	66,490	146,953
Cash and cash equivalents, end of period	$90,800	$250,226

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2012 and 2011

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2011 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of June 30, 2012, the results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Hines Global REIT, Inc. (the “Company”), was formed as a Maryland corporation on December 10, 2008 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. The Company conducts substantially all of its operations through Hines Global REIT Properties, LP (the “Operating Partnership”) and subsidiaries of the Operating Partnership. Beginning with its taxable year ended December 31, 2009, the Company operated and intends to continue to operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The business of the Company is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement between the Company, the Advisor and the Operating Partnership.

On August 5, 2009, the Company commenced its initial public offering of up to $3.5 billion in shares of common stock for sale to the public (the “Initial Offering”) through which it has received gross offering proceeds of $1.1 billion from the sale of 112.6 million shares through June 30, 2012. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for the Initial Offering. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Initial Offering. The Company has and intends to continue to invest the net proceeds from the Initial Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Properties purchased by the Company may have varying uses including office, retail, industrial, multi-family residential and hospitality or leisure. The Company may invest in operating properties, properties under development, and undeveloped properties such as land. In addition, the Company may also make other real estate investments including investments in equity or debt interests, which may include securities in other real estate entities and debt related to real estate.

The Company expects to terminate the Initial Offering no later than February 1, 2013 and expects to commence a follow-on offering through which it will offer up to $3.5 billion in shares of common stock (the “Second Offering”) shortly thereafter. The Company filed a registration statement on Form S-11 (File No. 333-182340) with the SEC on June 26, 2012 to register shares of the Company’s common stock for the Second Offering.

The Company made its initial real estate investment in June 2010 and owned interests in 14 properties as of June 30, 2012. The Company’s investments consisted of the following:

•	Domestic office properties (7 properties)
•	Domestic industrial properties (1 property)
•	International office properties (3 properties)
•	International mixed-use properties (1 property)
•	International industrial properties (2 properties)

In addition, the Company owned interests in the following other real estate investments as of June 30, 2012:

•
WaterWall Place JV — 93% interest in a joint venture that was formed to invest in a multi-family development project in Houston, Texas. An affiliate of Hines owns the remaining 7% interest in this joint venture. The joint venture acquired the land in December 2011. Construction began in July 2012 and is expected to be completed by June 2014, although there can be no assurances as to when construction will be completed.

•
Ashford at Brookhaven Development (“Ashford”) — Multi-family development project in Atlanta, Georgia, which is being developed by an affiliate of Hines. Construction began in July 2012 and is expected to be completed by December 2013, although there can be no assurances as to when construction will be completed. In November 2011, the Company entered into an agreement with Ashford to provide pre-construction financing, secured by a mortgage. All amounts borrowed under this agreement were repaid on June 29, 2012.  In addition, effective June 29, 2012, the Company committed to make a preferred equity investment of $3.6 million in the project, representing a 51.7% ownership, $3.3 million of which was funded on June 29, 2012. An affiliate of Hines owns the remaining interest in the project. The Company accounts for its investment in this development using the equity method of accounting. In addition on June 29, 2012, the Company entered into a $3.2 million mezzanine loan commitment to provide construction financing to the project. No amounts have been drawn under the mezzanine loan to date. See Note 2 for additional discussion regarding the Company’s accounting for Ashford.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide approximately $39.0 million of financing for real estate projects. The joint venture has three loans receivable, totaling $15.2 million, outstanding as of June 30, 2012. Flagship Capital GP owns the remaining 3% interest in the joint venture.

•
Ponce & Bird JV — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. An affiliate of Hines owns the remaining 17% interest in this joint venture. Construction is expected to begin in December 2012 and is expected to be completed by June 2014, although there can be no assurances as to when construction will be completed.

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Described below are certain of the Company’s significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q. Please see the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2011 for a complete listing of all of its significant accounting policies.

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

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of Hines Global REIT, Inc., the Operating Partnership and its wholly-owned subsidiaries and certain joint ventures as well as amounts related to noncontrolling interests. All intercompany balances and transactions have been eliminated upon consolidation.

International Operations

The British pound (“GBP”) is the functional currency for Company’s subsidiaries operating in the United Kingdom, the Russian rouble (“RUB”) is the functional currency for the Company’s subsidiaries operating in Russia, the Polish zloty (“PLN”) is the functional currency for the Company’s subsidiaries operating in Poland and the Australian dollar (“AUD”) is the functional currency for the Company’s subsidiaries operating in Australia. These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes.

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the six months ended June 30, 2012 and 2011.

Investments in Unconsolidated Entities

The Company has concluded that its investment in Ashford qualifies as a variable interest entity (“VIE”). Ashford is financed with a $23.3 million secured loan made by Cadence Bank, N.A., which is solely guaranteed by the Company’s joint venture partner (the “JV Partner”), and a $3.2 million mezzanine loan commitment made by the Company. The JV Partner is the manager of the project, allowing the JV Partner to direct the activities of the VIE that most significantly impact the VIE’s financial performance. Based upon the loan guarantees and the JV Partner’s ability to direct the activities that significantly impact the economic performance of the VIE, the Company has determined that it is not the primary beneficiary of this VIE. The Company’s maximum loss exposure is expected to change in future periods as a result of income earned, distributions received and contributions made. Other than the initial capital contribution provided by the Company at the inception of the joint venture, the Company has not provided any additional subordinated financial support. The table below includes the Company’s maximum loss exposure related to this investment as of June 30, 2012, which is equal to the carrying value of its investment in the joint venture included in the balance sheet line item “Investments in unconsolidated entities” for each period. Amounts are in thousands:

Period	Investment in Ashford (1)	Maximum Risk of Loss
June 30, 2012	$3,298	$3,298

(1)	Represents the carrying amount of the investment in Ashford, which includes the net effect of contributions made, distributions received and the Company’s share of equity in losses.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

The Company has restricted cash related to certain escrows required by several of the Company’s mortgage agreements. Specifically, $5.5 million of the restricted cash relates to a reserve that one of the Company’s properties is required to fund related to the refurbishment of one of its buildings.

Tenant and Other Receivables

Tenant and other receivables are recorded at cost, net of any applicable allowance for doubtful accounts.  Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $0.6 million at June 30, 2012. No significant allowances were recorded as of December 31, 2011.

Deferred Leasing Costs

Deferred leasing costs primarily consist of direct leasing costs such as third-party leasing commissions and tenant inducements. Deferred leasing costs are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as a reduction to rental revenue and the amortization of other direct leasing costs is recorded as a component of amortization expense.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing, including the financing fees paid to the Advisor (see Note 7 – Related Party Transactions). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended June 30, 2012 and 2011, $0.8 million and $0.4 million, were amortized into interest expense, respectively. For the six months ended June 30, 2012 and 2011, $1.6 million and $0.8 million, were amortized into interest expense, respectively.

Real Estate Loans Receivable

Real estate loans receivable included the following (in thousands):

	June 30, 2012	December 31, 2011
Flagship Capital JV	$15,185	$2,949
Ashford	-	1,970
Real estate loans receivable	$15,185	$4,919

The table below provides additional detail on the Company's outstanding real estate loans receivable through the Flagship Capital JV as of June 30, 2012 (in thousands):

Property	Original Funding Date	Maturity Date	Interest Rate	Total Loan Commitment	Balance as of June 30, 2012
Norchester Village	3/1/2012	2/28/2014	7.75%	$4,961	$4,229
Rutland Place	3/28/2012	9/26/2013	7.70%	7,720	6,217
The Lakeside Apartments	12/23/2011	3/22/2015	12.00%	5,359	4,739
				$18,040	$15,185

An allowance for the uncollectible portion of the real estate loans receivable is determined based upon an analysis of the borrower’s payment history, the financial condition of the borrower, business conditions in the industry in which the borrower operates and economic conditions in the area in which the property is located.  Real estate loans receivable is shown at cost, net of any applicable allowance for doubtful accounts. As of June 30, 2012 and December 31, 2011, no such allowances have been recorded.

From July 1, 2012 through August 13, 2012, the Flagship Capital JV funded two additional loans which amounted to $15.0 million. The loans bear interest at rates between 7.60% to 7.80% and mature between July 31, 2014 and August 2, 2015.

Other Assets

Other assets included the following (in thousands):

	June 30, 2012	December 31, 2011
Deposits	$7,929	$24,404	(1)
Other	4,820	2,690
Other assets	$12,749	$27,094

(1)
Primarily relates to $23.5 million paid in connection with the acquisition of the Poland Logistics Portfolio, which was acquired in March 2012. See Note 3 - Investment Property for additional information regarding the Poland Logistics Portfolio.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of June 30, 2012 and December 31, 2011, respectively, the Company recorded liabilities of $11.8 million and $11.0 million related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $9.0 million and $5.4 million as of June 30, 2012 and December 31, 2011, respectively. Straight-line rent receivable consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

     Other revenues consist primarily of parking revenue and tenant reimbursements. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes

In connection with the operation of its international properties, the Company has recorded a benefit for foreign income taxes of $1.1 million and $0.2 million for the three and six months ended June 30, 2012, respectively in accordance with tax laws and regulations. The Company recorded a provision for foreign income taxes of $0.8 million and $1.1 million for the three and six months ended June 30, 2011, respectively.

Redemption of Common Stock

The Company has recorded liabilities of $1.0 million and $0.7 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity.

Per Share Data

Net loss per common share is calculated by dividing the net loss attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Reclassifications

Certain reclassifications have been made in the condensed consolidated balance sheet for the year ended December 31, 2011 to be consistent with the 2012 presentation. Specifically, real estate loans receivable were reclassified from other assets. Management believes this change in presentation provides useful information related to the Company’s real estate loans receivable, although it does not believe this change is necessary for the fair presentation of the Company’s financial statements.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurements. This guidance results in a consistent definition of fair value and common requirements for measurement of and expanded disclosure about fair value between GAAP and International Financial Reporting Standards. The adoption of this guidance was effective prospectively for interim and annual periods beginning after December 15, 2011. We did not have any changes to our existing classification and measurement of fair value upon adoption on January 1, 2012. Refer to Note 9 ─ Fair Value Measurements for additional disclosures resulting from the adoption of this standard.

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

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Buildings and improvements	$1,017,734	$892,743
Less: accumulated depreciation	(31,147)	(18,991)
Buildings and improvements, net	986,587	873,752
Land	109,147	76,678
Investment property, net	$1,095,734	$950,430

As of June 30, 2012, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place Leases	Lease Assets	Lease Liabilities
Cost	$332,353	$62,874	$(18,090)
Less: accumulated amortization	(56,317)	(10,136)	3,273
Net	$276,036	$52,738	$(14,817)

As of December 31, 2011, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market	Out-of-Market
	In-Place Leases	Lease Assets	Lease Liabilities
Cost	$290,696	$61,689	$(19,344)
Less: accumulated amortization	(44,935)	(6,177)	3,077
Net	$245,761	$55,512	$(16,267)

Amortization expense of in-place leases was $14.1 million and $9.2 million for the three months ended June 30, 2012 and 2011, respectively. Net amortization of out-of-market leases was a decrease to rental revenue of $1.0 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively.

Amortization expense of in-place leases was $25.5 million and $16.7 million for the six months ended June 30, 2012 and 2011, respectively. Net amortization of out-of-market leases was a decrease to rental revenue of $2.1 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.

Expected future amortization of in-place leases and out-of-market leases, net, for the period from July 1, 2012 through December 31, 2012 and for each of the years ending December 31, 2013 through December 31, 2016 are as follows (in thousands):

	In-Place	Out-of-Market
	Leases	Leases, Net
July 1 through December 31, 2012	$25,007	$2,454
2013	46,025	4,747
2014	40,533	4,302
2015	35,034	4,705
2016	28,770	4,086

        Leases

The Company has entered into non-cancelable lease agreements with tenants for space. As of June 30, 2012, the approximate fixed future minimum rentals for the period from July 1, 2012 through December 31, 2012, for each of the years ending December 31, 2013 through December 31, 2016 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
July 1 through December 31, 2012	$60,677
2013	119,814
2014	113,763
2015	103,766
2016	87,498
Thereafter	508,005
Total	$993,523

Pursuant to the lease agreements with certain tenants in one of its buildings, a wholly-owned subsidiary of the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the period from July 1 through December 31, 2012 and for each of the years ended December 31, 2013 through 2016 and for the period thereafter are $1.5 million, $2.6 million, $2.9 million, $2.9 million, $2.8 million and $10.6 million, respectively.

Of the Company’s total rental revenue for the six months ended June 30, 2012, approximately 17% was earned from a tenant in the accounting industry who has leases that expire in 2016, 2019 and 2024, approximately 10% was earned from a tenant in the legal industry who has leases that expire in 2016 and approximately 10% was earned from a tenant in the education services industry whose lease expires in 2019.

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

2012 Acquisitions

Poland Logistics Portfolio

On March 29, 2012, a wholly-owned subsidiary of the Company acquired four logistics facilities in Poland which we refer to collectively as the “Poland Logistics Portfolio”: ProLogis Park Warsaw I, located in Warsaw, Poland; ProLogis Park Warsaw III, located in Warsaw, Poland; ProLogis Park Bedzin I, located in Upper Silesia, Poland; and ProLogis Park Wroclaw II, located in Wroclaw, Poland. The Poland Logistics Portfolio consists of 1,763,075 square feet of rentable area that is 92% leased. The total net purchase price for the Poland Logistics Portfolio was €98.6 million (approximately $131.3 million based on a rate of $1.33 per Euro as of the transaction date), exclusive of transaction costs and working capital reserves.

In addition to these four properties, the Company entered into a purchase agreement related to a fifth property in the Poland Logistics Portfolio, ProLogis Park Sosnowiec. On March 29, 2012, the preliminary purchase agreement for the acquisition of the ProLogis Park Sosnowiec was amended to add certain additional closing conditions to the purchaser’s obligation to acquire the asset and the closing of such asset has been delayed pending the satisfaction of these closing conditions. There can be no assurances that this acquisition will be consummated, and, if the Company elects not to close on this acquisition, it could potentially forfeit its $1.0 million earnest money deposit. The contract purchase price for ProLogis Park Sosnowiec is €19.9 million (approximately $26.1 million based on a rate of $1.31 per Euro as of the contract date), exclusive of transaction costs and working capital reserves.

144 Montague

On April 16, 2012, the Company acquired 144 Montague, an office building located in Brisbane, Australia. 144 Montague consists of 158,682 square feet of rentable area that is 100% leased to Ausenco Limited under a lease that expires in October 2021. The net purchase price for 144 Montague was 88.1 million AUD ($91.3 million assuming a rate of $1.04 per AUD based on the transaction date), exclusive of transaction costs and working capital reserves.

100 Brookes Street

On July 13, 2012, the Company acquired 100 Brookes Street, an office building located in Brisbane, Australia. 100 Brookes Street consists of 105,637 square feet of rentable area that is 100% leased to Bechtel Corporation under a lease that expires in January 2018. The net purchase price for 100 Brookes Street was 66.5 million AUD ($67.6 million assuming a rate of $1.02 per AUD based on the exchange rate in effect on the transaction date), exclusive of transaction costs, financing fees and working capital reserves. The acquisition was funded using proceeds from the Initial Offering and a 43.2 million AUD ($43.9 million assuming a rate of $1.02 per AUD based on the transaction date) mortgage loan with the Bank of Western Australia Ltd. The Company has not concluded its accounting for this acquisition as of the date of this filing due to the recent acquisition date. The Company expects that the purchase price will primarily be allocated to building, land and intangible lease assets and liabilities, consistent with its other real estate investments.

Minneapolis Retail Center

On August 1, 2012, a wholly-owned subsidiary of the Company acquired Minneapolis Retail Center, a retail project located just outside Minneapolis, Minnesota. The net purchase price was $127.0 million dollars, exclusive of transaction costs and working capital reserves. The acquisition was funded using proceeds from the Initial Offering, borrowings under the Revolving Credit Facility described in Note 4 — Debt Financing and a $65.5 million mortgage loan with Allianz Life Insurance Company of North America. The Company has not concluded its accounting for this acquisition as of the date of this filing due to the recent acquisition date. The Company expects that the purchase price will primarily be allocated to building, land and intangible lease assets and liabilities, consistent with its other real estate investments.

550 Terry Francois

On August 7, 2012, a wholly-owned subsidiary of the Company entered into a contract to acquire 550 Terry Francois, a core office building located in San Francisco, California. 550 Terry Francois was constructed in 2002 and consists of 282,773 square feet of rentable area that is 100% leased to GAP, Inc. under a lease that expires in October 2017. Although not determined until closing, Hines Global expects the total acquisition cost to be approximately $180.0 million exclusive of transaction costs and working capital reserves. Hines Global expects to fund the acquisition using proceeds from its current public offering and the Revolving Credit Facility described in Note 4 — Debt Financing. The Company expects the closing of this acquisition to occur during the third quarter, subject to the completion of a number of closing conditions. Hines Global funded a nonrefundable $15.0 million earnest money deposit on August 10, 2012. There is no guarantee that this acquisition will be consummated, and, if the Company elects not to close on the acquisition of 550 Terry Francois, the Company could forfeit its earnest money deposit.

Real Estate Acquisitions

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2012 and 2011 as follows (in thousands):

Property Name	Location	Acquisition Date	Building and Improvements		Land	In-place Lease Intangibles	Out-of- Market Lease Intangibles, Net	Total
2012
Poland Logistics Portfolio(1)	Poland(2)	3/2012	$79,986		$20,744	$29,841	$760	$131,331
144 Montague(3)	Brisbane, Australia	4/2012	$49,424		$13,803	$28,083	$-	$91,310

2011
Stonecutter Court(4)	London, England	3/2011	$90,677	(5)	$-	$53,317	$1,598	$145,592
FM Logistic	Moscow, Russia	4/2011	$51,588		$5,320	$15,780	$(1,840)	$70,848
Gogolevsky 11	Moscow, Russia	8/2011	$85,120		$-	$11,150	$(170)	$96,100
250 Royall	Canton, Massachusetts	9/2011	$22,860		$8,910	$11,500	$13,730	$57,000
Campus at Marlborough	Marlborough, Massachusetts	10/2011	$54,710		$23,310	$23,770	$1,210	$103,000
Fisher Plaza	Seattle, Washington	12/2011	$111,390	(6)	$19,560	$29,680	$(630)	$160,000
9320 Excelsior	Hopkins, Minnesota	12/2011	$51,110		$2,730	$14,460	$1,170	$69,470

(1)	These amounts were translated from Euros to U.S. dollars at a rate of $1.33 per Euro, based on the exchange rate in effect on the date of acquisition.

(2)	The Poland Logistics Portfolio is comprised of four industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(3)	These amounts were translated from AUD to U.S. dollars at a rate of $1.04 per AUD, based on the exchange rate in effect on the date of acquisition.

(4)	These amounts were translated from GBP to U.S. dollars at a rate of $1.61 per GBP, based on the exchange rate in effect on the date of acquisition.

(5)	Amount includes approximately $0.7 million of deferred tax assets related to net operating loss carry-forwards at date of acquisition.

(6)	Amount includes approximately $0.2 million of other assets at date of acquisition.

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the six months ended June 30, 2012, which are included in the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2012 (in thousands):

2012 Acquisitions		For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Poland Logistics Portfolio	Revenue	$3,473	$3,567
	Net income (loss)	$(5,500)	$(6,270)

144 Montague	Revenue	$2,005	$2,005
	Net income (loss)	$(5,336)	$(5,336)

The table below includes the amounts of revenue and net loss of the acquisitions completed during the six months ended June 30, 2011, which are included in the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2011 (in thousands):

2011 Acquisitions		For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2011
Stonecutter Court	Revenue	$2,576	$3,174
	Net income (loss)	$(4,579)	$(5,830)

FM Logistic	Revenue	$1,518	$1,518
	Net income (loss)	$(203)	$(203)

The following unaudited consolidated information is presented as if all of the properties in which the Company owned interests as of June 30, 2012 were acquired on January 1, 2011. This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition fees and expenses of $11.7 million and $2.0 million for the three months ended June 30, 2012 and 2011, respectively, and $15.5 million and $2.9 million for the six months ended June 30, 2012 and 2011, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2011, nor does it purport to represent our future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Pro Forma 2012	Pro Forma 2011	Pro Forma 2012	Pro Forma 2011
Revenues	$43,023	$42,303	$84,819	$81,989
Net income (loss)	$2,350	$(19,231)	$(7,468)	$(21,011)
Basic and diluted income (loss) per common share	$0.02	$(0.20)	$(0.07)	$(0.22)

4. DEBT FINANCING

The following table includes the Company’s outstanding notes payable as of June 30, 2012 and December 31, 2011 (in thousands, except interest rates):

Description	Origination or Assumption Date	Maturity Date	Interest Rate		Principal Outstanding at June 30, 2012	Principal Outstanding at December 31, 2011
Secured Mortgage Debt
Brindleyplace Project	07/01/10	07/07/15	3.89%	(1)	$189,039	$187,078
Hock Plaza	09/08/10	12/06/15	5.58%		78,486	79,001
Southpark	10/19/10	12/06/16	5.67%		18,000	18,000
Fifty South Sixth	11/04/10	11/04/15	3.62%	(2)	95,000	95,000
Stonecutter Court	03/11/11	03/11/16	4.79%	(3)	86,558	86,629
Gogolevsky 11	08/25/11	04/07/21	6.72%	(4)	38,600	39,300
Campus at Marlborough	10/28/11	12/01/14	5.21%		56,510	57,123
Flagship Capital JV	03/08/12	03/08/17	4.50%	(5)	3,118	-
144 Montague	04/16/12	04/16/17	6.23%	(6)	57,175	-
Other Notes Payable
Bridge Loan - December 2011	12/15/11	04/15/12	Variable	(7)	-	65,000
JPMorgan Chase Revolving Credit Facility	04/13/12	04/13/15	Variable	(8)	74,240	-
Total Principal Outstanding					$696,726	$627,131
Unamortized Discount(9)					(1,357)	(1,571)
Notes Payable					$695,369	$625,560

(1) The loan has a floating interest rate of LIBOR plus a margin of 1.60%. At June 30, 2012, the variable rate for the loan was 1.01%. The interest rate on approximately £90.8 million ($137.7 million assuming a rate of $1.52 per GBP based on the exchange rate in effect on the transaction date) of the loan balance was fixed at closing at 2.29% (3.89% including the 1.60% margin) through multiple 5-year interest rate swaps with Eurohypo. See Note 5 – Derivative Instruments for additional information regarding the Company’s interest rate swaps.

(2) This loan has a floating interest based on the higher of (i) LIBOR, (ii) the Federal Funds Rate plus 0.5% or (iii) the Prime Rate.  The Company entered into a five-year interest rate swap in order to fix the interest rate at 1.37% (3.62% including the 2.25% margin). At June 30, 2012, the variable rate for the loan was 0.24%. See Note 5 — Derivative Instruments for additional information regarding the Company’s interest rate swaps.

(3) The loan has a variable interest rate based on LIBOR plus a margin of 2.08%.  The Company entered into an interest rate swap agreement, which effectively fixed the interest rate of this borrowing at 2.71% (4.79% including the 2.08% margin). At June 30, 2012, the variable rate for the loan was 1.02%. See Note 5 — Derivative Instruments for additional information regarding the Company's interest rate swaps.

(4) This loan has a floating interest rate of LIBOR plus a margin of 6.25%. At June 30, 2012, the variable rate for the loan was 0.47%.

(5) On March 8, 2012, a subsidiary of the Operating Partnership entered into a revolving line of credit agreement with a principal amount of $8.3 million, made by Amegy Bank National Association (“Amegy”). The loan allows for a two-year drawdown period and a three-year term after the drawdown period in which existing loans can remain in the line of credit or be repaid. No new draws can occur during this three year period. The loan requires monthly interest payments based on the Wall Street Journal prime rate plus a margin of 0.50%, subject to a floor of 4.50% during the two year drawdown period. Beginning on March 1, 2014, principal and interest payments will be due monthly. At June 30, 2012, the rate for the loan was 4.50%.

(6) On April 16, 2012, a subsidiary of the Operating Partnership entered into a mortgage agreement with a principal amount of 56.3 million AUD ($58.4 million assuming a rate of $1.04 per AUD based on the transaction date), made by Commonwealth Bank of Australia. The loan requires quarterly interest payments based on a 1-month BBSY screen rate plus a spread of 2.60%. At June 30, 2012, the variable rate for the loan was 3.63%. Concurrently, the Company entered into an interest rate cap with Commonwealth Bank which capped the interest rate at 5.25% on 42.2 million AUD ($43.8 million assuming a rate of $1.04 per AUD based on the transaction date) of the mortgage. See Note 5 — Derivative Instruments for additional information regarding the Company's interest rate cap.

(7) On December 15, 2011, a subsidiary of the Operating Partnership entered into a bridge loan agreement with a principal amount of $65.0 million, made by JPMorgan Chase Bank, N.A (“Chase”). The loan required monthly interest payments based on a floating rate plus a margin of 2.25% and repayment of principal on or before April 15, 2012. This loan was repaid in March 2012 using proceeds from a second bridge loan agreement which was entered into on March 15, 2012. This bridge loan agreement established two loans in the amounts of $75.0 million and €69.0 million, made by Chase. The second bridge loan agreement required monthly interest payments based on a floating rate plus a margin of 2.25% and repayment of principal on or before May 15, 2012. The loans were repaid in April 2012 using proceeds from the Revolving Credit Facility described in note (8) below.

 (8) On April 13, 2012, the Company entered into a credit agreement with Chase that provides for a revolving credit facility with borrowings denominated in U.S. dollars, British pound sterling, Euros, Australian dollars or Canadian dollars (the “Revolving Credit Facility”). The initial maximum aggregate amount of the lenders’ commitments is $265.0 million, with aggregate foreign currency commitments constituting up to $132.5 million of that amount. Pending future commitments by the lenders, the maximum aggregate borrowings could be increased to up to $300.0 million. As of June 30, 2012, borrowings under the Revolving Credit Facility are currently limited to $196.0 million as a result of certain financial covenants. On April 13, 2012, the Company made borrowings of US$60.0 million and €59.0 million ($77.6 million assuming a rate of $1.31 per Euro based on the transaction date) to retire the loans outstanding under the bridge loan it entered into on March 15, 2012.

Interest on the Company’s borrowings under the Revolving Credit Facility will be payable based on either (a) the Alternate Base Rate plus the Applicable Rate or (b) in the case of borrowings in currencies other than the U.S. dollar, Adjusted LIBO Rate plus the Applicable Rate, subject to the Company’s election. The Alternate Base Rate is equal to the greater of: (a) the Prime Rate, (b) Federal Funds Effective Rate plus 0.5%, or (c) an adjusted LIBOR rate for a one month period plus 1.0%. The Applicable Rate is based on the Company’s ratio of indebtedness to total asset value and will be determined as set forth in the table in the Revolving Credit Facility. The Applicable Rate will range from 0.75% to 2.75% depending on the ratio and whether the loan is denominated in a foreign currency.  At June 30, 2012, the variable rate for the loan was 0.33%.

(9) The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of June 30, 2012.

Subsequent Events

Chase Revolving Credit Facility Activity

From July 1, 2012 through August 13, 2012, the Company made draws of $47.0 million and made payments of $72.5 million under the Revolving Credit Facility resulting in an outstanding principal balance of $47.0 million as of August 13, 2012.

100 Brookes Street Debt

On July 13, 2012, a subsidiary of the Operating Partnership entered into a facility agreement with a principal amount of 43.2 million AUD ($43.9 million assuming a rate of $1.02 per AUD based on the transaction date), made by with the Bank of Western Australia LTD. The loan matures on July 31, 2017 and requires monthly interest payments based on a BBSY screen rate plus a margin of 2.65%. The loan may be repaid in full prior to maturity with proper notice and subject to break costs.

Poland Logistics Portfolio Debt

On August 2, 2012, subsidiaries of the Operating Partnership entered into a secured credit facility with Deutsche Pfandbriefbank AG (PBB) which provides for a maximum aggregate lender commitment of €65.5 million ($80.5 million based on the rate in effect on the transaction date). On August 2, 2012, the Company made borrowings of €54.2 million ($66.7 million based on the rate in effect on the transaction date). The remaining amount of the facility may be drawn upon the closing of ProLogis Park Sosnowiec, which is expected to occur prior to year end.

The facility matures on June 30, 2017 and has a floating interest rate of Euribor plus an interest margin of 2.80%. The interest rate on approximately €48.8 million ($60.0 million based on the rate in effect on the transaction date) of the loan balance was capped at closing at 2.00% through a 5-year interest rate cap. Principal and interest payments are due quarterly, in arrears, beginning on August 16, 2012 through maturity. The loan may be repaid in full prior to maturity, subject to a prepayment premium if it is repaid in the first four years, and is prepayable at par thereafter.

Minneapolis Retail Center Debt

 On August 2, 2012, a subsidiary of the Operating Partnership entered into a mortgage agreement with a principal amount of $65.5 million, made with Allianz Life Insurance Company of North America. The loan matures on August 10, 2019 and requires monthly interest payments at a rate of 3.50%. The loan may be repaid in full prior to maturity, subject to a prepayment.

Principal Payments on Notes Payable

The Company is required to make the following principal payments on its outstanding notes payable for the period of July 1, 2012 through December 31, 2012, for each of the years ending December 31, 2013 through December 31, 2016 and for the period thereafter. All amounts outstanding under the Company’s revolving credit facility are included in the current year’s principal payments. Amounts are in thousands:

	Payments due by Year
	July 1 - December 31, 2012	2013	2014	2015	2016	Thereafter
Principal payments	$76,961	$5,771	$59,295	$363,126	$99,379	$92,194

5. DERIVATIVE INSTRUMENTS

The Company has entered into several interest rate swap contracts and an interest rate cap agreement as economic hedges against the variability of future interest rates on its variable interest rate borrowings.  The Company’s interest rate swaps effectively fixed the interest rates on each of the loans to which they relate and the interest rate cap contract has effectively limited the interest rate on the loan to which it relates.  The Company has not designated any of these derivatives as cash flow hedges for accounting purposes. The valuation of these derivative instruments is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate contracts and interest rate caps have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

The discussion below provides additional information regarding each of the Company’s derivative instruments:

Interest Rate Swaps

The table below provides additional information regarding each of the Company’s interest rate swaps.  The notional amounts of the interest rate swap contracts are reported in USD, and all contracts listed below with the exception of the contract dated November 4, 2010 (which is denominated in US dollars), have been converted at a rate of $1.56 per GBP as of June 30, 2012 (in thousands):

Interest Rate Swap Contracts
Effective Date	Expiration Date	Notional Amount	Interest Rate Received	Interest Rate Paid
July 7, 2010	July 7, 2015	$22,735	LIBOR	2.29%
July 7, 2010	July 7, 2015	$43,644	LIBOR	2.29%
July 7, 2010	July 7, 2015	$20,300	LIBOR	2.29%
July 7, 2010	July 7, 2015	$35,017	LIBOR	2.29%
July 7, 2010	July 7, 2015	$20,084	LIBOR	2.29%
November 4, 2010	November 4, 2015	$95,000	LIBOR	1.37%
March 11, 2011	March 11, 2016	$89,006	LIBOR	2.71%

As of June 30, 2012 and December 31, 2011, the fair value of the interest rate swap contracts resulted in liabilities of $15.1 million and $13.2 million, respectively. For the three months ended June 30, 2012 and 2011, the Company recorded $2.4 million and $8.3 million, respectively of losses in gain (loss) on derivative instruments, net on the accompanying condensed consolidated statements of operations related to these interest rate swaps. Additionally, for the six months ended June 30, 2012 and 2011, the Company recorded $1.7 million and $6.4 million, respectively, of losses in gain (loss) on derivative instruments, net on the accompanying condensed consolidated statements of operations related to these interest rate swaps.

Interest Rate Caps

In April 2012, the Company entered into a five-year interest rate cap agreement in connection with its acquisition of 144 Montague and its mortgage agreement with Commonwealth Bank of Australia. This agreement has a notional amount of 42.2 million AUD ($42.9 million assuming a rate of $1.02 per AUD as of June 30, 2012) and effectively caps the interest rate at 5.25%. The Company purchased this interest rate cap for approximately $0.6 million. As of June 30, 2012, the fair value of this interest rate cap resulted in an asset of $0.4 million recorded in derivative instruments on the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2012, the Company recorded $0.2 million of losses in gain (loss) on derivative instruments, net on the accompanying condensed consolidated statements of operations.

Foreign Currency Forward Contracts

The table below provides additional information regarding the Company’s foreign currency forward contracts (in thousands).

Foreign Currency Forward Contracts
Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate	Gain/(Loss) on Settlement
March 19, 2012	December 19, 2012	50,000	EUR/USD	1.32	N/A
March 22, 2012	May 31, 2012	27,000	AUD/USD	1.05	$(73)
March 28, 2012	July 2, 2012	$23,590	USD/PLN	3.19	$1,758
May 9, 2012	December 19, 2012	10,000	EUR/USD	1.30	N/A
May 15, 2012	December 19, 2012	10,000	EUR/USD	1.28	N/A

As of June 30, 2012, the fair value of the foreign currency forward contracts resulted in a net asset of $2.1 million. For the three and six months ended June 30, 2012, the Company recorded gains of $6.3 million and $3.8 million, respectively, in gain (loss) on derivative instruments, net in the accompanying condensed consolidated statements of operations.

6.  DISTRIBUTIONS

With the authorization of its board of directors, the Company declared distributions to its stockholders and Hines Global REIT Associates Limited Partnership (“HALP”) for the period from October 20, 2009 through December 31, 2011. These distributions were calculated based on stockholders of record for each day in an amount equal to $0.00191781 per share, per day, which based on a purchase price of $10.00 per share, equated to a 7% annualized distribution rate over that period.

As a result of market conditions and the Company’s goal of increasing its distribution coverage with cash flow from operations, the Company has declared distributions for the months of January 2012 through September 2012 at an amount equal to $0.0017808 per share, per day, which based on a purchase price of $10.00 per share, would equate to a 6.5% annualized distribution rate if it were maintained every day for a twelve-month period. This annualized distribution rate represents a decrease of approximately 7% from the annualized distribution rate that was declared for the period from October 20, 2009 through December 31, 2011. Distributions are paid monthly on the first business day following the completion of each month to which they relate.  All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in its distribution reinvestment plan.

In June 2010, the Operating Partnership and Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) formed Hines Moorfield UK Venture I S.A.R.L., (the “Brindleyplace JV”) and, on July 7, 2010, the Brindleyplace JV acquired several properties located in Birmingham, England (the “Brindleyplace Project”).

The Brindleyplace JV declared distributions in the amount of $1.1 million and $1.9 million to Moorfield for the six months ended June 30, 2012 and 2011, respectively, related to the operations of the Brindleyplace Project.  The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests (HALP, Moorfield and Flagship Capital GP) for the six months ended June 30, 2012 and for each of the quarters ended during 2011, including the breakout between the distributions paid in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands):

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2012
June 30, 2012	$8,236	$8,865	$17,101	$675
March 31, 2012	7,403	7,922	15,325	546
Total	$15,639	$16,787	$32,426	$1,221

2011
December 31, 2011	$7,261	$7,813	$15,074	$946
September 30, 2011	6,288	6,881	13,169	946
June 30, 2011	4,969	5,770	10,739	932
March 31, 2011	3,769	4,447	8,216	984
Total	$22,287	$24,911	$47,198	$3,808

7.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended June 30,		Six Months Ended June 30,		Unpaid as of
Type and Recipient	2012	2011	2012	2011	June 30, 2012	December 31, 2011
Selling Commissions- Dealer Manager	$7,762	$10,255	$14,485	$19,727	$669	$286
Dealer Manager Fee- Dealer Manager	2,672	3,482	4,991	6,698	56	(87)
Issuer Costs- the Advisor	2,296	1,433	3,647	2,296	1,357	431
Acquisition Fee- the Advisor	4,148	1,417	7,095	4,353	2,091	1,486
Asset Management Fee- the Advisor	1,672	1,380	1,672	2,310	1,672	935
Debt Financing Fee- the Advisor	-	-	-	920	-	-
Other (1) - the Advisor	446	287	897	626	354	409
Property Management Fee- Hines	681	262	1,294	504	126	70
Construction Management Fee- Hines	-	-	-	-	-	263
Leasing Fee- Hines	26	53	48	63	25	-
Redevelopment Construction Management- Hines	42	-	50	-	313	-
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	1,092	523	2,144	1,040	398	331
Note Payable - Hines	-	-	-	-	10,549	8,403
Due to Affiliates					$17,610	$12,527

(1) Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

WaterWall Place Line of Credit

On December 15, 2011, the WaterWall Place JV (as described in Note 1 – Organization) entered into a construction loan agreement with a maximum principal amount of $22.75 million with an affiliate of Hines related to the development of a multi-family project in Houston, Texas. As of June 30, 2012 and December 31, 2011, respectively, $10.5 million and $8.4 million were outstanding under this loan.

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

Additionally, in April 2012, the Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that the Company’s modified funds from operations, as disclosed in each quarterly report, for a particular quarter amounts to less than 100% of the aggregate distributions declared to its shareholders for such quarter. As a result of the waiver of these fees, cash flows from operations that would have been paid to the Advisor for asset management fees may be available to pay distributions to stockholders. This fee waiver is not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. As a result of this fee waiver, the Advisor waived asset management fees payable to it during the three and six months ended June 30, 2012, of $1.6 million and $4.6 million, respectively. During both the three and six months ended June 30, 2012, the Company incurred asset management fees of $1.7 million. The Company incurred $1.4 million and $2.3 million of asset management fees during the three and six months ended June 30, 2011, respectively.

Ashford at Brookhaven Development

In November 2011, the Company executed a $3.25 million loan commitment to Ashford, which is being developed by an affiliate of Hines. As of December 31, 2011, $1.9 million was outstanding under the loan agreement. This loan was repaid in full on June 29, 2012. On June 29, 2012, the Company entered into a $3.2 million mezzanine loan commitment to provide construction financing to Ashford. No amounts have been drawn under the mezzanine loan to date. See Note 1 — Organization for additional information on Ashford.

8.  NONCONTROLLING INTERESTS

On July 7, 2010, the Brindleyplace JV issued capital shares and Series B Convertible Preferred Equity Certificates (“CPEC”) to Moorfield as a result of its contributions. Distributions are declared and paid quarterly to Moorfield based on the distributable income of the Brindleyplace Project and payment of the distributions will be subject to the approval of the board of directors of the Brindleyplace JV. During the six months ended June 30, 2012 and 2011, respectively, the Brindleyplace JV declared $1.1 million and $1.9 million of preferred dividends to Moorfield related to the CPECs. These amounts were included in the net loss attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and offsets $1.5 million and $2.5 million of net loss that was attributable to Moorfield during the six months ended June 30, 2012 and 2011, respectively, related to the results of operations of the Brindleyplace JV.

9.  FAIR VALUE MEASUREMENTS

As described in Note 5 – Derivative Instruments, the Company entered into several interest rate swap contracts as well as an interest rate cap agreement as economic hedges against the variability of future interest rates on its variable interest rate borrowings. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Eurohypo, PB Capital Corporation, Landesbank Baden-Württemberg and Commonwealth Bank of Australia. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

Additionally, as described in Note 5 – Derivative Instruments, the Company has entered into several foreign currency forward contracts as economic hedges against the variability of foreign exchange rates on future international investments. The Company has determined its foreign currency forward contracts valuations are classified in Level 2 of the fair value hierarchy, as they are based on observable inputs but are not traded in active markets.

The following table sets forth the Company’s derivatives which are measured at fair value on a recurring basis, by level within the fair value hierarchy as of June 30, 2012 and December 31, 2011 (all amounts are in thousands):

		Basis of Fair Value Measurements
Period	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Interest rate swaps	$(15,088)	$-	$(15,088)	$-
Interest rate cap	$427	$-	$427	$-
Foreign currency forwards - Assets	$2,537	$-	$2,537	$-
Foreign currency forwards - Liabilities	$(431)	$-	$(431)	$-
December 31, 2011
Interest rate swaps	$(13,241)	$-	$(13,241)	$-

Other Items

Other Financial Instruments

As of June 30, 2012, the Company estimated that the fair value of its notes payable, which had a book value of $705.9 million, was $702.5 million. As of December 31, 2011, the Company estimated that the fair value of its notes payable, which had a book value of $635.5 million, was $630.0 million. Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of June 30, 2012, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

As of June 30, 2012, the Company estimated that the book values of its real estate loans receivable approximate their fair values, as all such loans were entered into recently. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, distributions receivable, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments.

Non-Financial Assets and Liabilities

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances.  The fair value methodologies used to measure long-lived assets are described in Note 2 ─ Summary of Significant Accounting Policies ─ Impairment of Investment Property.  The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  There were no events during the three and six months ended June 30, 2012 and 2011 which indicated that fair value adjustments of our long-lived assets were necessary.

10. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has 6 reportable segments:

•	Domestic office properties (7 properties)
•	Domestic industrial properties (1 property)
•	International office properties (3 properties)
•	International mixed-use properties (1 property)
•	International industrial properties (2 properties)
•	Other – Includes activity related to the WaterWall Place JV, Ashford and the Flagship Capital JV

The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total Revenue
Domestic office properties	$21,831	$9,071	$43,613	$18,229
Domestic industrial property	763	781	1,536	1,759
International office properties	7,363	2,576	12,766	3,174
International mixed-use property	6,525	7,916	12,981	16,022
International industrial properties	5,707	1,518	8,052	1,518
Other	439	-	655	-
Total Revenue	$42,628	$21,862	$79,603	$40,702

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Property revenues in excess of expenses (1)
Domestic office properties	$13,340	$5,589	$27,061	$11,227
Domestic industrial property	474	473	984	1,157
International office properties	7,882	2,261	12,010	2,784
International mixed-use property	4,187	5,153	7,832	10,359
International industrial properties	3,808	1,242	5,662	1,242
Other	291	-	443	-
Property revenues in excess of expenses	$29,982	$14,718	$53,992	$26,769

			June 30, 2012	December 31, 2011
Total Assets
Domestic office properties			$673,232	$694,482
Domestic industrial property			27,971	29,037
International office properties			314,831	229,455
International mixed-use property			281,740	285,069
International industrial properties			193,567	69,635
Other			30,926	16,564
Corporate-level accounts			65,082	57,075
Total Assets			$1,587,349	$1,381,317

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$29,982	$14,718	$53,992	$26,769
Depreciation and amortization	(20,673)	(12,859)	(37,824)	(23,422)
Acquisition related expenses	(5,955)	(2,132)	(6,722)	(3,185)
Asset management and acquisition fees	(5,820)	(2,797)	(8,767)	(6,663)
General and administrative expenses	(991)	(856)	(1,880)	(1,609)
Gain (loss) on derivatives	3,745	(8,313)	1,821	(6,380)
Other gains (losses)	(787)	(4)	(2,282)	22
Interest expense	(8,902)	(5,640)	(16,525)	(10,296)
Interest income	13	36	27	75
Net income (loss)	$(9,388)	$(17,847)	$(18,160)	$(24,689)

(1) Revenues less property operating expenses, real property taxes, property management fees and income taxes.

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the six months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$13,856	$8,383
Cash paid for taxes	$1,150	$-
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$8,903	$5,237
Other receivables	$1,879	$1,923
Distributions reinvested	$16,480	$9,450
Shares tendered for redemption	$1,015	$417
Non-cash net assets acquired	$996	$-

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011.

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011.

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines Global REIT Properties, LP (the “Operating Partnership”) were formed in December 2008 and January 2009, respectively, to invest in a diversified portfolio of quality commercial real estate properties and related investments in the United States and internationally. In August 2009, we commenced a $3.5 billion initial public offering of our common shares (the “Initial Offering”) and have raised $1.1 billion in gross proceeds from the Initial Offering through June 30, 2012. We expect to terminate the Initial Offering no later than February 1, 2013 and expect to commence a follow-on offering through which we will offer up to $3.5 billion in shares of common stock (the “Second Offering”) shortly thereafter. We filed a registration statement on Form S-11 (File No. 333-182340) with the SEC on June 26, 2012 to register shares of our common stock for the Second Offering.

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. These investments could include a variety of asset types in the US and internationally such as office, retail, industrial, multi-family, etc. In addition, we may invest in operating properties, properties under development and undeveloped properties or real estate-related investments such as real estate securities or debt. We fund our acquisitions primarily with proceeds from offerings of our securities and debt financing. As of June 30, 2012, we owned interests in 14 operating properties which contain, in the aggregate, 6.2 million square feet of leasable space. The following table provides additional information regarding each of the properties we owned an interest in as of June 30, 2012:

Property (1)	Location	Date Acquired	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
Domestic Office Properties
17600 Gillette	Irvine, California	6/2010	13.4%	98,925	100%
Hock Plaza	Durham, North Carolina	9/2010	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	11/2010	7.4%	698,783	96%
250 Royall	Canton, Massachusetts	9/2011	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	10/2011	8.0%	532,246	100%
Fisher Plaza	Seattle, Washington	12/2011	7.9%	293,727	95%
9320 Excelsior	Hopkins, Minnesota	12/2011	6.2%	254,915	100%
Total for Domestic Office Properties				2,390,927	98%

Domestic Industrial Properties
Southpark	Austin, Texas	10/2010	8.5%	372,125	87%

International Office Properties
Stonecutter Court	London, England	3/2011	6.8%	152,808	100%
Gogolevsky 11	Moscow, Russia	8/2011	8.9%	85,740	100%
144 Montague	Brisbane, Australia	4/2012	8.7%	158,682	100%
Total for International Office Properties				397,230	100%

International Mixed-Use Properties
Brindleyplace Project	Birmingham, England	7/2010	7.0%	566,048	73%

International Industrial Properties
FM Logistic	Moscow, Russia	4/2011	11.2%	748,578	100%
Poland Logistics Portfolio	Poland (3)	03/2012	8.0%	1,763,075	92%
Total for International Industrial Properties				2,511,653	94%
Total for All Properties				6,237,983	95%	(4)

(1) This percentage shows the effective ownership of the Operating Partnership in the properties listed. On June 30, 2012, the Company owned a 99.98% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.02% interest in the Operating Partnership. We own a 60% interest in the Brindleyplace Project through our investment in the Brindleyplace JV. See Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions for additional information on the Brindleyplace Project and the Brindleyplace JV.

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

In addition, we owned interests in the following other real estate investments as of June 30, 2012:

•
WaterWall Place JV – 93% interest in a joint venture that was formed to invest in a multi-family development project in Houston, Texas. An affiliate of Hines owns the remaining 7% interest in this joint venture. The joint venture acquired the land in December 2011. Construction began in July 2012 and is expected to be completed by June 2014, although there can be no assurances as to when construction will be completed.

•
Ashford at Brookhaven Development (“Ashford”) — Multi-family development project in Atlanta, Georgia, which is being developed by an affiliate of Hines. Construction began in July 2012 and is expected to be completed by December 2013, although there can be no assurances as to when construction will be completed. In November 2011, we entered into an agreement with Ashford to provide pre-construction financing, secured by a mortgage. All amounts borrowed under this agreement were repaid on June 29, 2012.  In addition, effective June 29, 2012, we committed to make a preferred equity investment of $3.6 million in the project, representing a 51.7% ownership, $3.3 million of which was funded on June 29, 2012. An affiliate of Hines owns the remaining interest in the project. In addition, on June 29, 2012, we entered into a $3.2 million mezzanine loan commitment to provide construction financing to the project.  No amounts have been drawn under the mezzanine loan to date.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide approximately $39.0 million of financing for real estate projects. The joint venture has three loans receivable, totaling $15.2 million outstanding as of June 30, 2012. Flagship Capital GP owns the remaining 3% interest in the joint venture.

•
Ponce & Bird JV — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. An affiliate of Hines owns the remaining 17% interest in this joint venture. Construction is expected to begin in December 2012 and is expected to be completed by June 2014, although there can be no assurances as to when construction will be completed.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to our policies during 2012.

Financial Condition, Liquidity and Capital Resources

Our principal demands for funds are to purchase real estate properties and make other real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on indebtedness. Generally, we expect to meet operating cash needs from our cash flows from operating activities, and we expect to meet cash needs for acquisitions and investments from the net proceeds of offerings of our securities and from debt proceeds.

One of our primary concerns is to invest proceeds raised from our offerings as quickly and prudently as possible.  During 2010 and 2011, there was a significant amount of investment capital pursuing high-quality, well located assets and these conditions caused aggressive competition and higher pricing for assets which match our investment strategy.  Accordingly, we experienced delays in investing our Initial Offering proceeds at times during those years and may have also experienced higher pricing, factors that caused us to reduce our annualized level of distributions from 7.0% to 6.5% effective January 1, 2012. See “Cash Flows from Financing Activities – Distributions” later in this section for additional information regarding our distributions. As of June 30, 2012, substantially all of the proceeds from the Initial Offering have been invested in or committed to various real estate investments.

In April 2012, we entered into a $265.0 million revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, N.A. (“Chase”). We expect to utilize this revolver to provide temporary financing for our real estate investments and other working capital needs.

We believe that the proper use of leverage can enhance returns on real estate investments. We expect that once we have fully invested the proceeds of the Initial Offering, the Second Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. As of June 30, 2012, our portfolio was 40% leveraged, based on the aggregate net purchase price of our real estate investments. At that time, we had $705.9 million of principal outstanding under our various loan agreements with a weighted average interest rate of 4.60%, including the effects of related interest rate swaps.

The discussions below provide additional details regarding our cash flows.

        Cash Flows from Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which are used to pay direct leasing costs, property-level operating expenses and interest payments. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we incur general and administrative expenses, acquisition fees and expenses and asset management fees.

Net cash provided by operating activities for the six months ended June 30, 2012 and 2011 was $20.4 million and $13.5 million, respectively. The increase is primarily related to the acquisition of additional properties during 2011 and 2012.

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to payments made for the acquisition of our real estate investments, including deposits for pending acquisitions and activities related to our loans receivable. During the six months ended June 30, 2012, we paid $200.1 million related to our acquisition of the Poland Logistics Portfolio and 144 Montague, paid $3.3 million related to our investment in Ashford and paid $7.0 million related to deposits on pending real estate investments. Additionally, during the six months ended June 30, 2012, we made loans of $13.4 million and received proceeds from loans receivable of $3.1 million. By comparison, during the six months ended June 30, 2011, we paid $217.1 million related to our acquisition of Stonecutter Court and FM Logistic and paid $5.0 million related to deposits on pending acquisitions.

During the six months ended June 30, 2012, we had an increase in restricted cash of $0.4 million related to escrows required by several of our outstanding mortgage loans. During the six months ended June 30, 2011, restricted cash increased $3.4 million related to such escrows.

Cash Flows from Financing Activities

Initial Offering

During the six months ended June 30, 2012 and 2011, respectively, we raised proceeds of $199.6 million and $267.7 million from the Initial Offering, excluding proceeds from the distribution reinvestment plan. In addition, during the six months ended June 30, 2012 and 2011, respectively, we redeemed $5.8 million and $2.8 million in shares of our common stock through our redemption plan. As described previously, we expect to terminate the Initial Offering no later than February 1, 2013 and expect to commence the Second Offering shortly thereafter.

In addition to the investing activities described above, we use proceeds from the Initial Offering to make certain payments to the Advisor, Hines Securities, Inc. (the “Dealer Manager”) and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the six months ended June 30, 2012 and 2011, respectively, we made payments of $21.7 million and $29.0 million, for selling commissions, dealer manager fees and issuer costs related to the Initial Offering. The decrease is primarily related to a decrease in the proceeds raised from the Initial Offering for the six months ended June 30, 2012.

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

As a result of market conditions and our goal of increasing our distribution coverage with cash flow from operations, we have declared distributions for the months of January 2012 through September 2012 at an amount equal to $0.0017808 per share, per day, which, based on a purchase price of $10.00 per share, would equate to a 6.5% annualized distribution rate if it were maintained every day for a twelve-month period. This annualized distribution rate represents a decrease of approximately 7% from the annualized distribution rate that was declared for the period from October 20, 2009 through December 31, 2011. Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. Distributions paid to shareholders during the three and six months ended June 30, 2012 (including amounts reinvested in shares for those participating in our distribution reinvestment plan) were $16.7 million and $31.9 million, respectively. Distributions paid to shareholders during the three and six months ended June 30, 2011 were $10.0 million and $17.5 million, respectively.

In June 2010, the Operating Partnership and Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) formed Hines Moorfield UK Venture I S.A.R.L., (the “Brindleyplace JV”) and, on July 7, 2010, the Brindleyplace JV acquired several properties located in Birmingham, England (the "Brindleyplace Project").

The Brindleyplace JV declared distributions related to the operations the Brindleyplace Project of $1.1 million and $1.9 million to Moorfield for the six months ended June 30, 2012 and 2011, respectively. The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders (HALP, Moorfield and Flagship Capital GP) as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities			Cash Flows From Financing Activities (1)
2012
June 30, 2012	$8,236	$8,865	$17,101	$675	$5,746	32%		$12,030	68%
March 31, 2012	7,403	7,922	15,325	546	14,652	92%		1,219	8%
Total	$15,639	$16,787	$32,426	$1,221	$20,398	61%		$13,249	39%

2011
December 31, 2011	$7,261	$7,813	$15,074	$946	$1,835	11%		$14,185	89%
September 30, 2011	6,288	6,881	13,169	946	8,612	61%		5,503	39%
June 30, 2011	4,969	5,770	10,739	932	4,344	37%	(2)	7,327	63%
March 31, 2011	3,769	4,447	8,216	984	9,200	100%		-	0%
Total	$22,287	$24,911	$47,198	$3,808	$23,991	47%		$27,015	53%

(1) Cash flows from financing activities includes proceeds from the Initial Offering and proceeds from debt financings.

(2) Includes $2.1 million of cash flows from operating activities in excess of distributions from the quarter ended March 31, 2011.

Under accounting principles generally accepted in the United States of America (“GAAP”), acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities.  However, we have funded these fees and expenses with proceeds from the Initial Offering or with respect to the acquisition of the Brindleyplace Project in July 2010, equity capital contributions from Moorfield. During the six months ended June 30, 2012 and 2011, respectively, we paid $13.3 million and $6.6 million of acquisition fees and acquisition-related expenses.

In our initial quarters of operations, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions paid. Therefore, particularly in the earlier part of the Initial Offering, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the Initial Offering. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

Debt Financings

We entered into the following financing transactions related to our real estate investments during six months ended June 30, 2012:

•
On March 15, 2012, we entered into a Bridge Loan Agreement (the “Bridge Loan Agreement”) with Chase, to establish two loans in the amounts of $75.0 million and €69.0 million, respectively (collectively the “Loans”). On March 19, 2012, we borrowed the full capacity under the Loans in connection with our acquisition of the Poland Logistics Portfolio. The Bridge Loan Agreement was retired using proceeds from a revolving credit facility that we entered into in April 2012. $65.0 million of the proceeds from these Loans was used to retire a bridge loan we entered into in December 2011.

•	On March 30, 2012 we made a $13.3 million payment on the Bridge Loan Agreement.
•
On April 13, 2012, we entered into the Revolving Credit Facility with Chase, which provides for borrowings up to a maximum aggregate principal amount of $265.0 million denominated in U.S. dollars, British pound sterling, Euros, Australian dollars or Canadian dollars. The initial aggregate amount of the lenders’ commitments is $265.0 million, with aggregate foreign currency commitments constituting up to $132.5 million of that amount. We made borrowings of US$60.0 million and €59.0 million ($77.6 million assuming a rate of $1.31 per Euro based on the transaction date) to retire the Loans outstanding under our existing Bridge Loan Agreement. Additionally, we made payments of $60.0 million related to this facility.

•
On April 16, 2012, we entered into a 56.3 million AUD ($58.4 million assuming a rate of $1.04 per AUD based on the exchange rate in effect on the transaction date) mortgage loan with Commonwealth Bank of Australia related to our acquisition of 144 Montague.

•	During the six months ended June 30, 2012, we made payments of $3.6 million for financing costs related to our mortgage loans.

We entered into the following financing transactions during the six months ended June 30, 2011 related to our real estate investments:

•
In March 2011, we entered into a £57.0 million mortgage loan ($92.0 million at a rate of $1.61 per GBP based on the exchange rate in effect on the transaction date) related to our acquisition of Stonecutter Court, which requires quarterly interest payments and quarterly installments for the repayment of principal of £0.3 million ($0.5 million assuming a rate of $1.61 per GBP based on the exchange rate in effect on the transaction date).

•	During the six months ended June 30, 2011, we made payments of $2.0 million for financing costs related to our mortgage loans.

Results of Operations

Same-store Analysis

We owned 14 properties that were 96% leased as of June 30, 2012, compared to seven properties that were 98% leased as of June 30, 2011. The following table presents the property-level revenues and expenses for the three months ended June 30, 2012, as compared to the same period in 2011. Same-store properties for the three months ended June 30, 2012 include all properties owned as of April 1, 2011, while the same-store properties for the six months ended June 30, 2012 include all properties owned as of January 1, 2011. As we are currently in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties, as indicated by the same-store analysis below. All amounts are in thousands, except for percentages:

	Three Months Ended June 30,		Change
	2012	2011	$	%
Property revenues
Same-store properties (1)	$19,210	$20,344	$(1,134)	(6)%
Recent acquisitions	23,418	1,518	21,900	1443%
Total property revenues	$42,628	$21,862	$20,766	95%

Property expenses (2)
Same-store properties (3)	$5,291	$6,892	$(1,601)	(23)%
Recent acquisitions	7,355	252	7,103	2819%
Total property expenses	$12,646	$7,144	$5,502	77%

Other
Depreciation and amortization	$20,673	$12,859	$7,814	61%
Interest expense	$8,902	$5,640	$3,262	58%
Interest income	$13	$36	$(23)	(64)%

	Six Months Ended June 30,		Change
	2012	2011	$	%
Property revenues
Same-store properties (1)	$33,343	$36,010	$(2,667)	(7)%
Recent acquisitions	46,260	4,692	41,568	886%
Total property revenues	$79,603	$40,702	$38,901	96%

Property expenses (2)
Same-store properties	$13,013	$13,306	$(293)	(2)%
Recent acquisitions	12,598	627	11,971	1,909%
Total property expenses	$25,611	$13,933	$11,678	84%

	Six Months Ended June 30,		Change
	2012	2011	$	%
Other
Depreciation and amortization	$37,824	$23,422	$14,402	61%
Interest expense	$16,525	$10,296	$6,229	60%
Interest income	$27	$75	$(48)	(64)%

(1)
Decrease in property revenues from our same-store properties is primarily due to the expiration of the lease with British Telecom at the Brindleyplace Project in January 2012. As of June 30, 2012, the Brindleyplace Project was 73% leased.

(2)	Property expenses include property operating expenses, real property taxes, property management fees and income taxes.

(3)	Decrease is primarily due to deferred tax assets recognized in the current period.

Derivative Instruments

We have entered into several interest rate swap contracts and an interest rate cap agreement as economic hedges against the fluctuation of future interest rates on our variable interest rate borrowings, and we have also entered into several foreign currency forward contracts as economic hedges against the variability of future exchange rates on our international investments. We have not designated any of these contracts as cash flow hedges for accounting purposes. These derivatives have been recorded at their estimated fair values in the accompanying condensed consolidated balance sheets. Changes in the fair value of these derivatives result in gains or losses recorded in our condensed consolidated statements of operations and comprehensive income (loss). See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding certain risks related to our derivatives, such as the risk of counterparty non-performance.

The table below summarizes the activity related to our derivatives for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gain (loss) on interest rate swaps and interest rate cap	$(2,571)	$(8,313)	$(1,970)	$(6,380)
Unrealized gain (loss) on foreign currency forward contracts	4,631	-	2,106	-
Gain (loss) on settlement of foreign currency forward contracts	1,685	-	1,685	-
Gain (loss) on derivative instruments	$3,745	$(8,313)	$1,821	$(6,380)

Other Expenses

The tables below provide detail relating to our acquisition-related expenses, asset management and acquisition fees and general and administrative expenses for the three and six months ended June 30, 2012 and 2011. All amounts in thousands, except percentages:

	Three Months Ended June 30,		Change
	2012	2011	$	%

Acquisition-related expenses	$5,955	$2,132	$3,823	179%
Asset management and acquisition fees	$5,820	$2,797	$3,023	108%
General and administrative expenses	$991	$856	$135	16%

	Six Months Ended June 30,		Change
	2012	2011	$	%

Acquisition-related expenses	$6,722	$3,185	$3,537	111%
Asset management and acquisition fees	$8,767	$6,663	$2,104	32%
General and administrative expenses	$1,880	$1,609	$271	17%

Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. These costs vary significantly from one acquisition to another.

We pay our Advisor acquisition fees equal to 2.25% of the net purchase price of our real estate investments. Prior to March 29, 2012, we paid our Advisor acquisition fees equal to 2.0% of the net purchase price of our real estate investments. During the three months ended June 30, 2012 and 2011, respectively, we incurred $4.1 million and $1.4 million of acquisition fees. During the six months ended June 30, 2012 and 2011, respectively, we incurred $7.1 million and $4.4 million of acquisition fees.

We also pay monthly asset management fees to our Advisor based on an annual fee equal to 1.5% of the amount of net equity capital invested in real estate investments. However, in April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it for each quarter in 2012 and 2013 to the extent that our modified funds from operations (“MFFO”), as disclosed in each quarterly report, for a particular quarter amounts to less than 100% of the aggregate distributions declared to our shareholders for such quarter. This fee waiver is not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. As a result of this fee waiver, our Advisor waived asset management fees payable to it during the three and six months ended June 30, 2012, of $1.6 million and $4.6 million, respectively. During both the three and six months ended June 30, 2012, we incurred asset management fees of $1.7 million. We incurred $1.4 million and $2.3 million of asset management fees during the three and six months ended June 30, 2011, respectively.

General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and will continue to increase in the future as we continue to raise capital and make additional real estate investments.

Other Gains (Losses)

Other gains (losses) primarily reflect the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than our functional currencies. During the six months ended June 30, 2012, these losses primarily relate to the effect of remeasuring our Euro-donominated borrowings under the Revolving Credit Facility into U.S. dollars and the changes in the Euro – U.S. dollar exchange rate between the date of the borrowing and June 30, 2012.

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

In addition to FFO, management uses MFFO as defined by the Investment Program Association (“IPA”) as a non-GAAP supplemental financial performance measure to evaluate our operating performance. MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are appropriate. Some of these adjustments relate to changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT’s definition of FFO. These changes have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives, the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment and certain other items as described in the footnotes below. Management uses MFFO to evaluate the financial performance of our investment portfolio, including the impact of potential future investments. In addition, management uses MFFO to evaluate and establish our distribution policy and the sustainability thereof. Further, we believe MFFO is one of several measures that may be useful to investors in evaluating the potential performance of our portfolio following the conclusion of the acquisition phase, as it excludes acquisition fees and expenses, as described below.

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

• MFFO excludes acquisition fees payable to our Advisor and acquisition expenses. Although these amounts reduce net income, we generally fund such costs with proceeds from our offering and acquisition-related indebtedness (and, solely with respect to acquisition-related costs incurred in connection with our acquisition of the Brindleyplace Project in July 2010, equity capital contributions from Moorfield) and do not consider these fees and expenses in the evaluation of our operating performance and determining MFFO.

• We use interest rate swap contracts and interest rate caps as economic hedges against the variability of interest rates on variable rate loans. Although we expect to hold these instruments to maturity, if we were to settle these instruments currently, it would have an impact on our operating performance.  Additionally, these derivative instruments are measured at fair value on a quarterly basis in accordance with GAAP.  MFFO excludes gains (losses) related to changes in these estimated values of our derivative instruments because such adjustments may not be reflective of ongoing operations and may reflect unrealized impacts on our operating performance.

• We use foreign currency forward contracts as economic hedges against the variability of foreign exchange rates on certain international investments. These derivative instruments are typically short-term and are frequently settled at amounts that result in additional amounts paid or received. However, such gains (losses) are excluded from MFFO since they are not considered to be operational in nature.  Additionally, these derivative instruments are measured at fair value on a quarterly basis in accordance with GAAP. MFFO excludes gains (losses) related to changes in these estimated values of our derivative instruments because such adjustments may not be reflective of our ongoing operating performance.

• We utilize the definition of FFO as set forth by NAREIT and the definition of MFFO as set forth by the IPA. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs, if they use different approaches.

• Our business is subject to volatility in the real estate markets and general economic conditions, and adverse changes in those conditions could have a material adverse impact on our business, results of operations and MFFO. Accordingly, the predictive nature of MFFO is uncertain and past performance may not be indicative of future results.

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the three and six months ended June 30, 2012 and 2011. As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the two periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(9,388)	$(17,847)	$(18,160)	$(24,689)
Depreciation and amortization (1)	20,673	12,859	37,824	23,422
Adjustments for noncontrolling interests (2)	(579)	82	(1,437)	(1,813)
Funds from operations	10,706	(4,906)	18,227	(3,080)
Loss (gain) on derivative instruments (3)	(3,745)	8,313	(1,821)	6,380
Unrealized (gain) loss on foreign currency (4)	605	-	2,345	-
Other components of revenues and expenses (5)	(409)	622	(1,201)	252
Acquisition fees and expenses (6)	10,070	3,479	13,768	7,448
Adjustments for noncontrolling interests (2)	(126)	(1,489)	298	(651)
Modified Funds From Operations	$17,101	$6,019	$31,616	$10,349

Basic and Diluted Loss Per Common Share	$(0.09)	$(0.27)	$(0.18)	$(0.44)
Funds From Operations Per Common Share	$0.10	$(0.08)	$0.18	$(0.06)
Modified Funds From Operations Per Common Share	$0.16	$0.10	$0.32	$0.19
Weighted Average Shares Outstanding	105,560	61,540	100,066	54,609

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

(4) Represents components of net loss related to unrealized losses primarily resulting from the remeasurement of loans denominated in currencies other than our functional currencies. We have excluded these changes in value from our evaluation of our operating performance and MFFO because such adjustments may not be reflective of our ongoing performance and may reflect unrealized impacts on our operating performance.

(5) Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Straight-line rent adjustment (a)	$(1,551)	$(81)	$(3,637)	$(1,217)
Amortization of lease incentives (b)	55	33	112	97
Amortization of out-of-market leases (b)	964	547	2,078	1,126
Other	123	123	246	246
	$(409)	$622	$(1,201)	$252

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

•
Amortization of deferred financing costs was $0.8 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively. Amortization of deferred financing costs was $1.6 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. See Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q and our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011 for additional information concerning our related-party transactions.

Off-Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

 On July 1, 2010, the Brindleyplace JV entered into a secured mortgage facility agreement in the aggregate amount of £121.1 million ($183.7 million assuming a rate of $1.52 per GBP as of the date of acquisition) with Eurohypo AG.  The mortgage matures on July 7, 2015 and has a floating interest rate of LIBOR plus 1.60%. Interest on approximately £90.8 million ($137.7 million assuming a rate of $1.52 per GBP as of the date of acquisition) of the loan balance was fixed at closing at 3.89% through multiple 5-year swaps with Eurohypo. If interest rates increased by 1%, we would incur $0.5 million in additional annual interest expense related to the unhedged portion of the mortgage.

 On August 25, 2011, a wholly-owned subsidiary of the Operating Partnership assumed a secured mortgage facility agreement in the aggregate amount of $40.0 million related to our acquisition of Gogolevsky 11. The mortgage matures on April 7, 2021 and has a floating interest rate of LIBOR plus 6.25%. If interest rates increased by 1%, we would incur $0.4 million in additional annual interest expense.

On April 13, 2012, we entered into the Revolving Credit Facility with Chase with a maximum commitment of $265.0 million including up to $132.5 million of that amount available for foreign currency loans. The Revolving Credit Facility matures on April 13, 2015 and interest is calculated based on various interest rates plus applicable margins. If the maximum capacity of the Revolving Credit Facility was utilized and if interest rates increased by 1%, we would incur $2.7 million in additional annual interest expense.

On April 16, 2012, a subsidiary of the Operating Partnership entered into a mortgage agreement with a principal amount of 56.3 million AUD ($58.4 million assuming a rate of $1.04 per AUD based on the transaction date). The mortgage matures on April 16, 2017 and has a floating interest rate of the 1-month BBSY screen rate plus a spread of 2.60%. If interest rates increased by 1%, we would incur $0.1 million in additional annual interest expense.

Foreign Currency Risks

We currently have two investments in England, and as a result are subject to risk from the effects of exchange rate movements of the British pound and U.S. dollar, which may affect future costs and cash flows. However, as described above, we entered into a British pound denominated mortgage loan on these investments, which provides a natural hedge with regard to changes in exchange rates between the British pound and U.S. dollar. We are currently a net receiver of British pounds (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to British pounds. Based upon our equity ownership in the Brindleyplace JV and our ownership of Stonecutter Court as of June 30, 2012, holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the British pound and U.S. dollar would have decreased the net book value of our investments in England by an aggregate of $10.2 million and would have increased the aggregate net loss of the England properties for the six months ended June 30, 2012, by $0.6 million.

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

We have an investment in Poland (Poland Logistics Portfolio), which subjects us to certain risk from the effects of exchange rate movement of the euro relative to the U.S. dollar.  Most of the rental payments of the tenants of the Poland Logistics Portfolio are denominated in Polish zloty. However, the number of zloty is determined with reference to a fixed number of euro and the then-current exchange rate, thereby mitigating our exposure to the zloty. Additionally, we expect that sale transactions for the assets in this portfolio would likely be dominated in euro and accordingly we expect to have euro exposure upon disposition. Based upon our equity ownership in the Poland Logistics Portfolio as of June 30, 2012, holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the euro and U.S. dollar would have decreased the net book value of our investment in the Poland Logistics Portfolio by an aggregate of $13.0 million and would have increased the aggregate net loss of the Poland Logistics Portfolio for the six months ended June 30, 2012, by an immaterial amount.

We have an investment in Australia (144 Montague), which subjects us to certain risk from the effects of exchange rate movement of the Australian dollar relative to the U.S. dollar.  However, as described above, we entered into an Australian denominated mortgage loan on this investment, which provides a natural hedge with regard to changes in exchange rates between the Australian dollar and U.S. dollar. We are currently a net receiver of Australian dollars (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to Australian dollars. Based upon our equity ownership in 144 Montague as of June 30, 2012, holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the Australian dollar and U.S. dollar would have decreased the net book value of our investment in 144 Montague by an aggregate of $12.5 million and would have increased the aggregate net loss of 144 Montague for the six months ended June 30, 2012, by $0.5 million.

As a portion of our revolving credit facility with Chase allows for draws denominated in a foreign currency, we are subject to certain risk from the effects of exchange rate movement. For example, holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the Euro and the U.S. dollar on a draw of €50.0 million would result in an increased principal balance of €5.0 million ($6.3 million based on an exchange rate of $1.26 per Euro as of June 30, 2012.)

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

One of our priorities is to monitor the returns being achieved from our real estate investments in relation to our distribution rate with the ultimate goal of increasing coverage of our distributions with our operations. As a result of market conditions and our goal of increasing our distribution coverage, we have declared distributions for the months of January 2012 through September 2012 at an amount equal to 0.0017808 per share, per day, which, based on a purchase price of $10.00 per share, would equate to a 6.5% annualized distribution rate if it were maintained every day for a twelve-month period. This annualized distribution rate represents a decrease of approximately 7% from the annualized distribution rate that was declared for the period from October 20, 2009 through December 31, 2011. As described elsewhere in this Quarterly Report on Form 10-Q, our Advisor has agreed to waive asset management fees payable to it in order to more closely align the amount of distributions paid with our operations. This agreement ends at the end of 2013, and there can be no assurances that this termination will not negatively impact the cash available to pay distributions.

We invest proceeds we receive from our offering in short-term, highly-liquid investments until we use such funds to make real estate investments. Although we do not expect that income we earn on these temporary investments will be substantial, our earnings will be subject to the fluctuations of interest rates and their effect on these investments.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

         In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of August 14, 2012, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors

         We are subject to a number of risks and uncertainties, which are discussed in “Risk Factors” in our 2011 Annual Report on Form 10-K, as amended, for the year ended December 31, 2011.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, we did not sell or issue any equity securities that were not registered under the Securities Act.

All eligible requests for redemption for the three months ended June 30, 2012 were redeemed using proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
April 1, 2012 to April 30, 2012	101,451	$9.64	101,451	192,336
May 1, 2012 to May 31, 2012	89,911	$9.61	89,911	206,309
June 1, 2012 to June 30, 2012	242,328	$9.64	242,328	74,601
Total	433,690		433,690

(1) Our share redemption program was first announced at the commencement of our initial public offering in February 2009. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the lesser of the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. This amount represents the number of shares available for redemption on June 30, 2012, other than with respect to requests made in connection with the death or disability of a stockholder. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder, as was the case with all of the shares listed in the table.

Use of Proceeds from Registered Securities

On August 5, 2009, the Registration Statement on Form S-11 (File No. 333-156742) for the Initial Offering was declared effective under the Securities Act of 1933. The Initial Offering commenced on August 5, 2009 and is currently expected to terminate no later than February 3, 2013, unless extended by our board of directors.

From August 5, 2009 through June 30, 2012, we raised gross proceeds of $1.1 billion through the sale of 107.7 million shares to the public in connection with the Offering, excluding $46.5 million through the issuance of 4.9 million shares sold through our distribution reinvestment plan. During that time, we paid $104.7 million of selling commissions and dealer manager fees and $13.5 million of issuer costs related to the Initial Offering. The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines. Net proceeds available for investment after the payment of the costs described above were $955.0 million. These proceeds, along with proceeds from debt financing, were used to make $952.6 million of investments in real estate, including the cost of completed acquisitions, deposits paid on pending acquisitions, acquisition fees and expenses and costs of leveraging our properties. Additionally, in our initial quarters of operations, and from time to time thereafter, we did not generate sufficient cash flow from operations to fully fund distributions paid. From inception through June 30, 2012, as discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources- Distributions” a portion of our distributions were funded with proceeds from the Initial Offering.

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

HINES GLOBAL REIT, INC.

August 14, 2012	By:	/s/ Charles N. Hazen
Charles N. Hazen
President and Chief Executive Officer

August 14, 2012	By:	/s/ Ryan T. Sims
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
10.1
Credit Agreement, dated as of April 13, 2012, among Hines Global REIT Properties LP, the Lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Foreign Currencies, Bank of America, N.A., as Syndication Agent, Amegy Bank National Association, BMO Harris Financing, Inc. and Regions Bank, as Co-Documentation Agents, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners and Joint Lead Arrangers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on April 19, 2012 and incorporated by reference herein)

10	.2*	Amended and Restated Limited Partnership Agreement of Hines Global REIT Properties LP, dated as of April 2, 2012
31	.1*	Certification
31	.2*	Certification
32	.1*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101	**
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 14, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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