Form 10-Q
period 2012-09-30
Hines Global REIT, Inc.
filed 2012-11-14
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Yes ☐   No ☒

As of November 7, 2012, approximately 133.7 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	44

SIGNATURES
EX-10.2
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification of CEO & CFO pursuant to Section 906
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2012	December 31, 2011
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$1,440,105	$950,430
Investment in unconsolidated entities	3,573	—
Cash and cash equivalents	72,007	66,490
Restricted cash	8,410	6,944
Derivative instruments	3,360	—
Tenant and other receivables	22,597	13,729
Intangible lease assets, net	400,114	301,273
Deferred leasing costs, net	5,005	1,852
Deferred financing costs, net	11,527	8,586
Real estate loans receivable	30,073	4,919
Other assets	8,694	27,094
Total Assets	$2,005,465	$1,381,317
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$36,670	$23,049
Due to affiliates	6,449	4,124
Intangible lease liabilities, net	28,139	16,267
Other liabilities	15,539	13,273
Derivative instruments	16,785	13,241
Distributions payable	10,281	7,996
Notes payable to affiliates	21,026	8,403
Notes payable	964,473	625,560
Total Liabilities	1,099,362	711,913

Commitments and contingencies (Note 13)	—	—

Equity:
Stockholders' equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2012 and December 31, 2011	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 124,959 and 90,023 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	125	90
Additional paid-in capital	997,841	738,616
Accumulated deficit	(114,786)	(82,890)
Accumulated other comprehensive loss	(13,013)	(19,741)
Total stockholders' equity	870,167	636,075
Noncontrolling interests	35,936	33,329
Total equity	906,103	669,404
Total Liabilities and Equity	$2,005,465	$1,381,317

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2012 and 2011
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$46,925	$21,913	$121,244	$59,350
Other revenue	3,421	1,726	8,706	4,990
Total revenues	50,346	23,639	129,950	64,340
Expenses:
Property operating expenses	10,291	4,189	28,140	12,694
Real property taxes	4,965	1,695	11,380	4,984
Property management fees	1,098	565	2,748	1,579
Depreciation and amortization	22,778	13,834	60,602	37,256
Acquisition related expenses	4,855	634	11,577	3,819
Asset management and acquisition fees	10,660	4,692	19,427	11,354
General and administrative	769	868	2,650	2,477
Total expenses	55,416	26,477	136,524	74,163
Income (loss) before other income (expenses) and benefit (provision) for income taxes	(5,070)	(2,838)	(6,574)	(9,823)
Other income (expenses):
Gain (loss) on derivative instruments	(1,394)	(9,782)	427	(16,163)
Other gains (losses)	2,728	14	446	36
Interest expense	(10,387)	(5,937)	(26,912)	(16,233)
Interest income	28	32	55	107
Income (loss) before benefit (provision) for income taxes	(14,095)	(18,511)	(32,558)	(42,076)
Benefit (provision) for income taxes	(148)	(514)	154	(1,638)
Net income (loss)	(14,243)	(19,025)	(32,404)	(43,714)
Net (income) loss attributable to noncontrolling interests	109	1,270	508	1,899
Net income (loss) attributable to common stockholders	$(14,134)	$(17,755)	$(31,896)	$(41,815)
Basic and diluted income (loss) per common share	$(0.12)	$(0.24)	$(0.30)	$(0.68)
Distributions declared per common share	$0.16	$0.18	$0.49	$0.52
Weighted average number of common shares outstanding	117,695	74,644	105,985	61,360
Net comprehensive income (loss)
Net income (loss)	$(14,243)	$(19,025)	$(32,404)	$(43,714)
Other comprehensive income (loss):
Foreign currency translation adjustment	16,547	(20,342)	7,919	(18,094)
Net comprehensive income (loss)	2,304	(39,367)	(24,485)	(61,808)
Net comprehensive (income) loss attributable to noncontrolling interests	(762)	1,999	(683)	1,275
Net comprehensive income (loss) attributable to common stockholders	$1,542	$(37,368)	$(25,168)	$(60,533)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2012 and 2011
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests
Balance as of January 1, 2012	90,023	$90	$738,616	$(82,890)	$(19,741)	$636,075	$33,329
Issuance of common shares	35,771	36	355,495	—	—	355,531	—
Contribution from noncontrolling interest	—	—	—	—	—	—	3,856
Distributions declared	—	—	(51,693)	—	—	(51,693)	(290)
Distributions on Convertible Preferred Equity Certificates (CPEC)	—	—	—	—	—	—	(1,642)
Redemption of common shares	(835)	(1)	(8,091)	—	—	(8,092)	—
Selling commissions and dealer manager fees	—	—	(32,176)	—	—	(32,176)	—
Issuer costs	—	—	(4,310)	—	—	(4,310)	—
Net income (loss)	—	—	—	(31,896)	—	(31,896)	(508)
Foreign currency translation adjustment	—	—	—	—	6,728	6,728	1,191
Balance as of September 30, 2012	124,959	$125	$997,841	$(114,786)	$(13,013)	$870,167	$35,936

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests
Balance as of January 1, 2011	41,287	$41	$350,561	$(25,873)	$1,347	$326,076	$38,309
Issuance of common shares	39,490	39	393,409	—	—	393,448	—
Distributions declared	—	—	(32,124)	—	—	(32,124)	(11)
Distributions on CPECs	—	—	—	—	—	—	(2,851)
Redemption of common shares	(474)	—	(4,586)	—	—	(4,586)	—
Selling commissions and dealer manager fees	—	—	(37,177)	—	—	(37,177)	—
Issuer costs	—	—	(3,176)	—	—	(3,176)	—
Net income (loss)	—	—	—	(41,815)	—	(41,815)	(1,899)
Foreign currency translation adjustment	—	—	—	—	(18,718)	(18,718)	624
Balance as of September 30, 2011	80,303	$80	$666,907	$(67,688)	$(17,371)	$581,928	$34,172

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2012 and 2011
(UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$(32,404)	$(43,714)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	66,779	40,735
Other gains (losses)	(446)	—
(Gain) loss on derivative instruments	(427)	16,163
Changes in assets and liabilities:
Change in other assets	(2,346)	76
Change in tenant and other receivables	(7,308)	(972)
Change in deferred leasing costs	(3,459)	(1,222)
Change in accounts payable and accrued expenses	4,906	5,516
Change in other liabilities	(3,127)	4,383
Change in due to affiliates	(335)	1,191
Net cash from operating activities	21,833	22,156
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in property and acquired lease intangibles	(580,108)	(331,248)
Investments in unconsolidated entities	(3,573)	—
Deposits on investment property	(1,292)	(6,108)
Investments in real estate loans receivable	(28,669)	—
Proceeds from collection of real estate loans receivable	3,107	—
Change in restricted cash	(1,228)	(4,556)
Net cash from investing activities	(611,763)	(341,912)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	328,953	376,752
Contribution from noncontrolling interest	856	—
Redemption of common shares	(8,013)	(4,501)
Payments of issuer costs	(4,316)	(3,757)
Payment of selling commissions and dealer manager fees	(31,625)	(37,349)
Distributions paid to stockholders and noncontrolling interests	(25,353)	(15,773)
Proceeds from notes payable	734,630	92,009
Payments on notes payable	(406,947)	(1,757)
Proceeds from affiliates notes payable	12,295	—
Change in security deposit liability	140	(10)
Deferred financing costs paid	(5,200)	(2,396)
Payments related to interest rate contracts	(1,599)	—
Net cash from financing activities	593,821	403,218
Effect of exchange rate changes on cash	1,626	(990)
Net change in cash and cash equivalents	5,517	82,472
Cash and cash equivalents, beginning of period	66,490	146,953
Cash and cash equivalents, end of period	$72,007	$229,425

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2012 and 2011

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2011 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2011. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of September 30, 2012, the results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

On August 5, 2009, the Company commenced its initial public offering of up to $3.5 billion in shares of common stock for sale to the public (the “Initial Offering”) through which it has received gross offering proceeds of $1.3 billion from the sale of 126.6 million shares through September 30, 2012. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for the Initial Offering. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Initial Offering. The Company has invested and intends to continue to invest the net proceeds from the Initial Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Properties purchased by the Company may have varying uses including office, retail, industrial, multi-family residential and hospitality or leisure. The Company may invest in operating properties, properties under development, and undeveloped properties, such as land. In addition, the Company may also make other real estate investments including investments in equity or debt interests, which may include securities in other real estate entities and debt related to real estate.

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

The Company made its initial real estate investment in June 2010 and owned interests in 20 operating properties and four other real estate investments as of September 30, 2012. The Company’s investments consisted of the following:

•	Domestic office properties (7 properties)

•	Domestic industrial properties (1 property)

•	Domestic mixed-use properties (1 property)

•	Domestic retail properties (1 property)

•	International office properties (4 properties)

•	International mixed-use properties (1 property)

•	International industrial properties (5 properties)

•
WaterWall Place JV — 93% interest in a joint venture that was formed to invest in a multi-family development project in Houston, Texas. The estimated total cost of the project is expected to be $65.0 million and the project will consist of 322 units upon completion. An affiliate of Hines owns the remaining 7% interest in this joint venture. Construction began in July 2012 and is expected to be completed by June 2014, although there can be no assurances as to when construction will be completed.

•
Ashford at Brookhaven Development (“Ashford”) — Multi-family development project in Atlanta, Georgia, which is being developed by an affiliate of Hines. The estimated total cost of the project is expected to be $33.4 million and the project will consist of 215 units upon completion. Construction began in July 2012 and is expected to be completed by December 2013, although there can be no assurances as to when construction will be completed. In November 2011, the Company entered into an agreement with Ashford to provide pre-construction financing, secured by a mortgage. All amounts borrowed under this agreement were repaid on June 29, 2012.  The Company has made a preferred equity investment of $3.6 million in the project, representing a 51.7% ownership interest. An affiliate of Hines owns the remaining interest in the project. In addition, on June 29, 2012, the Company entered into a $3.2 million mezzanine loan commitment to provide construction financing to the project, of which $1.0 million was outstanding at September 30, 2012. The Company accounts for its investment in this development using the equity method of accounting. See Note 2 — Summary of Significant Accounting Policies for additional information regarding the Company’s accounting for Ashford.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide approximately $39.0 million of financing for real estate projects. The joint venture has five loans receivable, totaling $29.1 million, outstanding as of September 30, 2012. Flagship Capital GP owns the remaining 3% interest in the joint venture. See Note 2 — Summary of Significant Accounting Policies for additional information regarding these loans receivable.

•
Ponce & Bird JV — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. The estimated total cost of the project is expected to be $65.6 million and the project will consist of 276 units upon completion. An affiliate of Hines owns the remaining 17% interest in this joint venture. The Company has concluded its investment in the Ponce & Bird JV qualifies as a variable interest entity ("VIE") under ASC 810. Further, it has determined that it is the primary beneficiary since it has greater exposure to the variability of Ponce & Bird's economic performance as well as certain other factors. As a result, the Company has consolidated the Ponce & Bird JV and its wholly-owned subsidiaries in its financial statements. Construction is expected to begin in December 2012 and is expected to be completed by June 2014, although there can be no assurances as to when construction will be completed.

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

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of the Company, the Operating Partnership and its wholly-owned subsidiaries and certain joint ventures as well as amounts related to noncontrolling interests. All intercompany balances and transactions have been eliminated upon consolidation.

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

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the nine months ended September 30, 2012 and 2011.

Investments in Unconsolidated Entities

The Company has concluded that its investment in Ashford qualifies as a VIE. Ashford is financed with a $23.3 million secured loan made by Cadence Bank, N.A., which is solely guaranteed by the Company’s joint venture partner (the “JV Partner”), and a $3.2 million mezzanine loan commitment made by the Company. The JV Partner is the manager of the project, allowing the JV Partner to direct the activities of the VIE that most significantly impact the VIE’s financial performance. Based upon the loan guarantees and the JV Partner’s ability to direct the activities that significantly impact the economic performance of the VIE, the Company has determined that it is not the primary beneficiary of this VIE. The Company’s maximum loss exposure is expected to change in future periods as a result of income earned, distributions received and contributions made. Other than the initial capital contributions provided by the Company, the Company has not provided any additional subordinated financial support. The table below includes the Company’s maximum loss exposure related to this investment as of September 30, 2012, which is equal to the carrying value of its investment in the joint venture included in the balance sheet line item “Investments in unconsolidated entities” for each period. Amounts are in thousands:

Period	Investment in Ashford (1)	Maximum Risk of Loss
September 30, 2012	$3,573	$3,573

(1)	Represents the carrying amount of the investment in Ashford, which includes the net effect of contributions made, distributions received and the Company’s share of equity in losses.

Restricted Cash

The Company has restricted cash related to certain escrows required by several of the Company’s mortgage agreements. Specifically, $5.7 million of the restricted cash relates to a reserve that one of the Company’s properties is required to fund related to the refurbishment of one of its buildings.

Tenant and Other Receivables

Tenant and other receivables are recorded at cost, net of any applicable allowance for doubtful accounts.  Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $0.9 million at September 30, 2012. No significant allowances were recorded as of December 31, 2011.

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

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing, including the financing fees paid to the Advisor (see Note 8 – Related Party Transactions). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended September 30, 2012 and 2011, $0.9 million and $0.5 million, were amortized into interest expense, respectively. For the nine months ended September 30, 2012 and 2011, $2.4 million and $1.3 million, were amortized into interest expense, respectively.

Real Estate Loans Receivable

Real estate loans receivable included the following (in thousands):

	September 30, 2012	December 31, 2011
Flagship Capital JV	$29,055	$2,949
Ashford	1,018	1,970
Real estate loans receivable	$30,073	$4,919

The table below provides additional detail on the Company's outstanding real estate loans receivable through the Flagship Capital JV as of September 30, 2012 (in thousands):

Property	Original Funding Date	Maturity Date	Interest Rate	Total Loan Commitment	Balance as of September 30, 2012
Norchester Village	3/1/2012	2/28/2014	7.75%	$4,961	$4,229
Rutland Place	3/28/2012	9/26/2013	7.70%	7,720	6,323
The Lakeside Apartments	12/23/2011	3/22/2015	12.00%	5,359	4,889
Bay Park Apartments	7/31/2012	7/30/2014	7.80%	3,231	2,700
Houston Retail Portfolio	8/2/2012	8/2/2015	7.60%	11,804	11,326
				$33,075	$29,467
Less: Origination fees					(412)
					$29,055

Real estate loans receivable is shown at cost, net of any applicable allowance for uncollectibility. An allowance for the uncollectible portion of the real estate loans receivable is determined based upon an analysis of the economic conditions in the area the property is located and credit quality indicators which include: borrower’s payment history, the financial condition of the borrower, and business conditions in the industry in which the borrower operates. Additionally, a real estate note receivable is considered to be impaired, when based upon current events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. If a real estate loan receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the real estate loan's receivable effective interest rate or to the value of the underlying collateral if the real estate loan receivable is collateral dependent. Evaluating real estate loans receivable for potential impairment can require management to exercise significant judgment. No impairment was recorded for the nine months ended September 30, 2012 and 2011. Further, as of September 30, 2012 and December 31, 2011, no allowances for uncollectibility have been recorded.

Other Assets

Other assets included the following (in thousands):

	September 30, 2012		December 31, 2011
Deposits	$2,307		$24,404	(1)
Other	6,387	(2)	2,690
Other assets	$8,694		$27,094

(1)
Primarily relates to $23.5 million paid in connection with the acquisition of the Poland Logistics Portfolio, which was acquired in March 2012. See Note 4 — Recent Acquisitions of Real Estate for additional information regarding the Poland Logistics Portfolio.

(2)	At September 30, 2012, "Other" primarily consists of deferred tax assets, deferred offering costs related to our Second Offering and prepaid insurance.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of September 30, 2012 and December 31, 2011, respectively, the Company recorded liabilities of $12.6 million and $11.0 million related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $11.4 million and $5.4 million as of September 30, 2012 and December 31, 2011, respectively. Straight-line rent receivable consisted of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Other revenues consist primarily of parking revenue, tenant reimbursements and interest on loans receivable. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes

In connection with the operation of its international properties, the Company has recorded a provision for foreign income taxes of $0.1 million for the three months ended September 30, 2012 and a benefit of $0.2 million for the nine months ended September 30, 2012, respectively in accordance with tax laws and regulations. The Company recorded a provision for foreign income taxes of $0.5 million and $1.6 million for the three and nine months ended September 30, 2011, respectively.

Redemption of Common Stock

The Company has recorded liabilities of $0.8 million and $0.7 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity.

Per Share Data

Net income (loss) per common share is calculated by dividing the net loss attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Reclassifications

Certain reclassifications have been made in the condensed consolidated balance sheet for the year ended December 31, 2011 to be consistent with the 2012 presentation. Specifically, real estate loans receivable were recorded in other assets as of December 31, 2011, but were reclassified to real estate loans receivable and affiliates notes payable were recorded in due to affiliates as of December 31, 2011, but were reclassified to notes payable to affiliates. Management believes these changes in presentation provide useful information related to the Company’s real estate loans receivable and related party notes payable, although it does not believe this change is necessary for the fair presentation of the Company’s financial statements.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurements. This guidance results in a consistent definition of fair value and common requirements for measurement of and expanded disclosure about fair value between GAAP and International Financial Reporting Standards. The adoption of this guidance was effective prospectively for interim and annual periods beginning after December 15, 2011. We did not have any changes to our existing classification and measurement of fair value upon adoption on January 1, 2012. Refer to Note 10 ─ Fair Value Measurements for additional disclosures resulting from the adoption of this standard.

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

In December 2011, FASB issued guidance to resolve the diversity in practice about whether the derecognition criteria for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This guidance was effective beginning July 1, 2012 and did not have a material effect on the Company’s financial statements.

In July 2012, FASB amended the guidance in ASC 350-302 on testing indefinite-lived intangible assets, other than goodwill, for impairment by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The adoption of this standard will not have a material effect on the Company's financial statements.

In August 2012, FASB amended a number of SEC sections in the Accounting Standards Codification (the "Codification") as a result of (1) the issuance of SAB 114, which served to revise or rescind portions of the interpretive guidance included in the Codification regarding the Staff Accounting Bulletin Series, (2) the issuance of SEC final Rule release 33-9250, which related to adopting technical amendments to various rules and forms under the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Investment Company Act of 1940, as amended, and (3) necessary corrections related to ASU 2010-22, which served to amend certain SEC paragraphs in the Codification in order to address some technical corrections.  The guidance was effective upon issuance and did not have a material effect on the Company's financial statements.

In October 2012, FASB clarified and relocated guidance in the Codification, corrected unintended application of guidance and made minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Amendments made to the Codification without transition guidance are effective upon issuance and amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. This guidance is not expected to have a material impact on the Company's financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Buildings and improvements	$1,276,558	$892,743
Less: accumulated depreciation	(39,218)	(18,991)
Buildings and improvements, net	1,237,340	873,752
Land	202,765	76,678
Investment property, net	$1,440,105	$950,430

As of September 30, 2012, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$405,541	$77,531	$(32,222)
Less: accumulated amortization	(70,526)	(12,432)	4,083
Net	$335,015	$65,099	$(28,139)

As of December 31, 2011, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$290,696	$61,689	$(19,344)
Less: accumulated amortization	(44,935)	(6,177)	3,077
Net	$245,761	$55,512	$(16,267)

Amortization expense of in-place leases was $15.5 million and $9.8 million for the three months ended September 30, 2012 and 2011, respectively. Net amortization of out-of-market leases was a decrease to rental revenue of $1.0 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively.

Amortization expense of in-place leases was $41.0 million and $26.5 million for the nine months ended September 30, 2012 and 2011, respectively. Net amortization of out-of-market leases was a decrease to rental revenue of $3.1 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively.

Expected future amortization of in-place leases and out-of-market leases, net, for the period from October 1, 2012 through December 31, 2012 and for each of the years ending December 31, 2013 through December 31, 2016 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
October 1, 2012 through December 31, 2012	$16,444	$1,364
2013	61,183	5,185
2014	53,794	4,938
2015	45,639	5,966
2016	38,507	5,490

Leases

The Company has entered into non-cancelable lease agreements with tenants for space. As of September 30, 2012, the approximate fixed future minimum rentals for the period from October 1, 2012 through December 31, 2012, for each of the years ending December 31, 2013 through December 31, 2016 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
October 1, 2012 through December 31, 2012	$38,386
2013	152,241
2014	146,546
2015	135,914
2016	119,425
Thereafter	565,851
Total	$1,158,363

Pursuant to the lease agreements with certain tenants in one of its buildings, a wholly-owned subsidiary of the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the period from October 1, 2012 through December 31, 2012 and for each of the years ended December 31, 2013 through 2016 and for the period thereafter are $0.8 million, $2.6 million, $2.9 million, $2.9 million, $2.8 million and $10.6 million, respectively.

Of the Company’s total rental revenue for the nine months ended September 30, 2012, approximately 10% was earned from a tenant in the accounting industry who has leases that expire in 2016, 2019 and 2024.

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

4. RECENT ACQUISITIONS OF REAL ESTATE

During 2012, the Company acquired the following properties:

Poland Logistics Portfolio

On March 29, 2012, a wholly-owned subsidiary of the Company acquired four logistics facilities in Poland which we refer to collectively as the “Poland Logistics Portfolio”: ProLogis Park Warsaw I, located in Warsaw, Poland; ProLogis Park Warsaw III, located in Warsaw, Poland; ProLogis Park Bedzin I, located in Upper Silesia, Poland; and, ProLogis Park Wroclaw II, located in Wroclaw, Poland. The Poland Logistics Portfolio consists of 1,759,424 square feet of rentable area that is 94% leased. The total net purchase price for the Poland Logistics Portfolio was €98.6 million (approximately $131.3 million based on a rate of $1.33 per Euro on the transaction date), exclusive of transaction costs and working capital reserves.

In addition to these four properties, the Company closed on its fifth property in the Poland Logistics Portfolio, Distribution Park Sosnowiec on October 9, 2012.  The Distribution Park Sosnowiec consists of 506,980 square feet of rentable area that is 100% leased. The net purchase price was €19.9 million (approximately $25.8 million based on a rate of $1.30 per Euro on the transaction date), exclusive of transaction costs and working capital reserves.

144 Montague

On April 16, 2012, the Company acquired 144 Montague, an office building located in Brisbane, Australia. 144 Montague consists of 164,839 square feet of rentable area that is 100% leased to Ausenco Limited under a lease that expires in October 2021. The net purchase price for 144 Montague was 88.1 million AUD ($91.3 million based on a rate of $1.04 per AUD on the transaction date), exclusive of transaction costs and working capital reserves.

100 Brookes Street

On July 13, 2012, the Company acquired 100 Brookes Street, an office building located in Brisbane, Australia. 100 Brookes Street consists of 105,637 square feet of rentable area that is 100% leased to Bechtel Corporation under a lease that expires in January 2018. The net purchase price for 100 Brookes Street was 66.5 million AUD ($67.6 million based on a rate of $1.02 per AUD on the exchange rate in effect on the transaction date), exclusive of transaction costs, financing fees and working capital reserves.

Minneapolis Retail Center

On August 1, 2012, a wholly-owned subsidiary of the Company acquired Minneapolis Retail Center, a retail project consisting of 380,276 square feet located just outside Minneapolis, Minnesota. The net purchase price was $125.8 million dollars, exclusive of transaction costs and working capital reserves.

550 Terry Francois

On August 31, 2012 , a wholly-owned subsidiary of the Company acquired 550 Terry Francois, a core office building located in San Francisco, California. 550 Terry Francois consists of 282,773 square feet of rentable area that is 100% leased to GAP, Inc. under a lease that expires in October 2017. The net purchase price for 550 Terry Francois was $180.0 million, exclusive of transaction costs, financing fees and working capital reserves.

The following represents pending, probable acquisitions:

825 Ann Street

On November 6, 2012, the Company entered into a contract to acquire 825 Ann Street, an office building that is currently under development, with completion anticipated by March 2013 in Brisbane, Australia. 825 Ann Street consists of 204,945 square feet of rentable area, of which 99% is under agreement for lease to four tenants. The contract purchase price for 825 Ann Street is 123.9 million AUD ($128.3 million assuming a rate of $1.04 per AUD based on the contract date), exclusive of transaction costs and working capital reserves. The contract assumes acquisition following building completion in 2013 at rent commencement and satisfaction of closing conditions. There can be no assurances that this acquisition will be consummated, and, if the Company elects not to close on this acquisition, it could potentially forfeit its $6.9 million earnest money deposit.

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2012 and 2011 as follows (in thousands):

Property Name	Location	Acquisition Date	Building and Improvements		Land	In-place Lease Intangibles	Out-of- Market Lease Intangibles, Net	Total
2012
Poland Logistics Portfolio (1)	Poland (2)	03/29/12	$79,986		$20,744	$29,841	$760	$131,331
144 Montague (3)	Brisbane, Australia	04/16/12	$49,424		$13,803	$28,083	$—	$91,310
100 Brookes (4)	Brisbane, Australia	7/13/2012	$41,404		$8,600	$12,859	$4,737	$67,600
Minneapolis Retail Center	Minneapolis, Minnesota	8/1/2012	$74,981		$29,700	$34,180	$(13,080)	$125,781
550 Terry Francois	San Francisco, California	8/31/2012	$109,760		$41,270	$20,860	$8,110	$180,000

2011
Stonecutter Court (5)	London, England	03/11/11	$90,677	(6)	$—	$53,317	$1,598	$145,592
FM Logistic	Moscow, Russia	04/27/11	$51,588		$5,320	$15,780	$(1,840)	$70,848
Gogolevsky 11	Moscow, Russia	08/25/11	$85,120		$—	$11,150	$(170)	$96,100
250 Royall	Canton, Massachusetts	09/09/11	$22,860		$8,910	$11,500	$13,730	$57,000
Campus at Marlborough	Marlborough, Massachusetts	10/28/11	$54,710		$23,310	$23,770	$1,210	$103,000
Fisher Plaza	Seattle, Washington	12/15/11	$111,390	(7)	$19,560	$29,680	$(630)	$160,000
9320 Excelsior	Hopkins, Minnesota	12/27/11	$51,110		$2,730	$14,460	$1,170	$69,470

(1)
These amounts were translated from Euro to U.S. dollars at a rate of $1.33 per Euro, based on the exchange rate in effect on the date of acquisition. The company has not concluded its accounting for Distribution Park Sosnowiec as of the date of this filing due to the recent acquisition date, and the table above does not include data for Distribution Park Sosnowiec. The company expects that the purchase price will primarily be allocated to building, land, and intangible lease assets and liabilities.

(2)
The Poland Logistics Portfolio is comprised of four industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland, as well as a fifth property, Distribution Park Sosnowiec, which was acquired on October 9, 2012 and is located in Sosnowiec, Poland.

(3)	These amounts were translated from AUD to U.S. dollars at a rate of $1.04 per AUD, based on the exchange rate in effect on the date of acquisition.

(4)	These amounts were translated from AUD to U.S. dollars at a rate of $1.02 per AUD, based on the exchange rate in effect on the date of acquisition.

(5)	These amounts were translated from GBP to U.S. dollars at a rate of $1.61 per GBP, based on the exchange rate in effect on the date of acquisition.

(6)	Amount includes approximately $0.7 million of deferred tax assets related to net operating loss carry-forwards at date of acquisition.

(7)	Amount includes approximately $0.2 million of other assets at date of acquisition.

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2012 acquisitions, as of the date of the acquisition, was as follows:

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
Poland Logistics Portfolio	4.4	5.9	3.0
144 Montague	9.6	—	—
100 Brookes	5.5	5.5	—
Minneapolis Retail Center	6.9	8.7	9.2
550 Terry Francois	5.2	5.2	—

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the nine months ended September 30, 2012, which are included in the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2012 (in thousands):

		For the Three Months Ended	For the Nine Months Ended
2012 Acquisitions		September 30, 2012	September 30, 2012
Poland Logistics Portfolio	Revenue	$3,608	$7,175
	Net income (loss)	$655	$(5,615)
144 Montague	Revenue	$2,584	$4,589
	Net income (loss)	$50	$(5,167)
100 Brookes	Revenue	$1,533	$1,533
	Net income (loss)	$(4,404)	$(4,404)
Minneapolis Retail Center	Revenue	$2,984	$2,984
	Net income (loss)	$(1,133)	$(1,133)
550 Terry Francois	Revenue	$1,640	$1,640
	Net income (loss)	$425	$425

The following unaudited consolidated information is presented to give effect to current year acquisitions through September 30, 2012 as if the acquisitions occurred on January 1, 2011. This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition fees and expenses of $13.2 million and $3.7 million for the three months ended September 30, 2012 and 2011, respectively, and $27.1 million and $11.2 million for the nine months ended September 30, 2012 and 2011, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2011, nor does it purport to represent our future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Pro Forma 2012	Pro Forma 2011	Pro Forma 2012	Pro Forma 2011
Revenues	$55,318	$34,769	$163,231	$115,542
Net income (loss)	$(16)	$(14,757)	$(4,013)	$(41,620)
Basic and diluted income (loss) per common share	$—	$(0.12)	$(0.04)	$(0.36)

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the nine months ended September 30, 2011, which are included in the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2011 (in thousands):

		For the Three Months Ended	For the Nine Months Ended
2011 Acquisitions		September 30, 2011	September 30, 2011
Stonecutter Court	Revenue	$2,448	$5,622
	Net income (loss)	$(4,104)	$(9,934)
FM Logistic	Revenue	$2,204	$3,722
	Net income (loss)	$1,038	$835
Gogolevsky 11	Revenue	$1,134	$1,134
	Net income (loss)	$(732)	$(732)
250 Royall	Revenue	$337	$337
	Net income (loss)	$(21)	$(21)

The following unaudited consolidated information is presented to give effect to 2011 acquisitions through September 30, 2011 as if the acquisitions occurred on January 1, 2010. This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition fees and expenses of $3.7 million and $18.2 million for the three months ended September 30, 2011 and 2010, respectively, and $11.2 million and $21.2 million for the nine months ended September 30, 2011 and 2010, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2010, nor does it purport to represent our future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Pro Forma 2011	Pro Forma 2010	Pro Forma 2011	Pro Forma 2010
Revenues	$26,398	$16,754	$80,074	$34,556
Net income (loss)	$(15,342)	$(8,654)	$(33,665)	$(13,765)
Basic and diluted income (loss) per common share	$(0.21)	$(0.17)	$(0.55)	$(0.28)

5. DEBT FINANCING

The following table includes the Company’s outstanding notes payable as of September 30, 2012 and December 31, 2011 (in thousands, except interest rates):

	Origination or Assumption Date	Maturity Date	Interest Rate		Principal Outstanding at	Principal Outstanding at
Description					September 30, 2012	December 31, 2011
Secured Mortgage Debt
Brindleyplace Project	7/1/2010	7/7/2015	3.89%	(1)	$195,685	$187,078
Hock Plaza	9/8/2010	12/6/2015	5.58%		78,230	79,001
Southpark	10/19/2010	12/6/2016	5.67%		18,000	18,000
Fifty South Sixth	11/4/2010	11/4/2015	3.62%	(2)	95,000	95,000
Stonecutter Court	3/11/2011	3/11/2016	4.79%	(3)	89,094	86,629
Gogolevsky 11	8/25/2011	4/7/2021	6.68%	(4)	38,250	39,300
Campus at Marlborough	10/28/2011	12/1/2014	5.21%		56,206	57,123
Flagship Capital JV	3/8/2012	3/8/2017	4.50%	(5)	7,469	—
144 Montague	4/16/2012	4/16/2017	6.23%	(6)	58,402	—
100 Brookes	7/13/2012	7/31/2017	6.35%	(7)	44,855	—
Poland Logistics Portfolio	8/2/2012	6/30/2017	3.15%	(8)	70,031	—
Minneapolis Retail Center	8/2/2012	8/10/2019	3.50%	(9)	65,500	—
Other Notes Payable
Bridge Loan - December 2011	12/15/2011	4/15/2012	Variable	(10)	—	65,000
JPMorgan Chase Revolving Credit Facility	4/13/2012	4/13/2015	Variable	(11)	149,000	—
WaterWall Place Construction Loan	6/29/2012	6/29/2016	Variable	(12)	—	—
Total Principal Outstanding					$965,722	$627,131
Unamortized Discount(13)					(1,249)	(1,571)
Notes Payable					$964,473	$625,560
Affiliates Notes Payable
WaterWall Place Construction Loan	12/15/2011	12/14/2014	2.22%	(14)	12,451	8,403
Ponce & Bird Construction Loan	7/13/2012	7/13/2015	2.23%	(15)	8,575	—
Notes Payable to Affiliates					$21,026	$8,403
					$985,499	$633,963

(1)
The loan has a floating interest rate of LIBOR plus a margin of 1.60%. The interest rate on approximately £90.8 million ($137.7 million based on a rate of $1.52 per GBP on the transaction date) of the loan balance was fixed at closing at 2.29% (3.89% including the 1.60% margin) through multiple 5-year interest rate swaps with Eurohypo. At September 30, 2012, the variable rate relating to the remaining un-hedged portion of the debt was 0.78%. See Note 6 – Derivative Instruments for additional information regarding the Company’s interest rate swaps.

(2)
This loan has a floating interest based on the higher of (i) LIBOR, (ii) the Federal Funds Rate plus 0.5% or (iii) the Prime Rate.  The Company entered into a five-year interest rate swap in order to fix the interest rate at 1.37% (3.62% including the 2.25% margin). At September 30, 2012, the variable rate for the loan was 0.23%. See Note 6 — Derivative Instruments for additional information regarding the Company’s interest rate swaps.

(3)
The loan has a variable interest rate based on LIBOR plus a margin of 2.08%.  The Company entered into an interest rate swap agreement, which effectively fixed the interest rate of this borrowing at 2.71% (4.79% including the 2.08% margin).

At September 30, 2012, the variable rate for the loan was 0.83%. See Note 6 — Derivative Instruments for additional information regarding the Company's interest rate swaps.

(4)	This loan has a floating interest rate of LIBOR plus a margin of 6.25%. At September 30, 2012, the variable rate for the loan was 0.43%.

(5)
On March 8, 2012, a subsidiary of the Operating Partnership entered into a revolving line of credit agreement with a principal amount of $8.3 million, made by Amegy Bank National Association (“Amegy”). The loan allows for a two-year drawdown period and a three-year term after the drawdown period in which existing loans can remain in the line of credit or be repaid. No new draws can occur during this three year period. The loan requires monthly interest payments based on the Wall Street Journal prime rate plus a margin of 0.50%, subject to a floor of 4.50% during the two year drawdown period. Beginning on March 1, 2014, principal and interest payments will be due monthly. At September 30, 2012, the rate for the loan was 4.50%.

(6)
On April 16, 2012, a subsidiary of the Operating Partnership entered into a mortgage agreement with a principal amount of 56.3 million AUD ($58.4 million based on a rate of $1.04 per AUD on the transaction date),  made by  Commonwealth Bank of Australia. The loan requires quarterly interest payments based on a 1-month Bank Bill Swap Bid Screen Rate ("BBSY") screen rate plus a spread of 2.60%. At September 30, 2012, the variable rate for the loan was 3.63%. Concurrently, the Company entered into an interest rate cap with Commonwealth Bank which capped the BBSY interest rate at 5.25% on 42.2 million AUD ($43.8 million based on a rate of $1.04 per AUD on the transaction date) of the mortgage. See Note 6 — Derivative Instruments for additional information regarding the Company's interest rate cap.

(7)
On July 13, 2012, a subsidiary of the Operating Partnership entered into a facility agreement with a principal amount of 43.2 million AUD ($44.3 million based on a rate of $1.02 per AUD on the transaction date), made by the Bank of Western Australia LTD. The loan matures on July 31, 2017 and requires monthly interest payments based on a BBSY screen rate plus a margin of 2.65%. At September 30, 2012, the variable rate for the loan was 3.70%. On August 13, 2012, the Company entered into an interest rate cap with the Bank of Western Australia which capped the BBSY interest rate at 4.00% on 21.6 million AUD ($22.8 million based on a rate of $1.06 on the transaction date) of the loan. See Note 6 — Derivative Instruments for additional information regarding the Company's interest rate cap. The loan may be repaid in full prior to maturity with proper notice and subject to a prepayment penalty.

(8)
On August 2, 2012, subsidiaries of the Operating Partnership entered into a secured credit facility with Deutsche Pfandbriefbank AG (PBB) which provides for a maximum aggregate lender commitment of €65.5 million ($80.5 million based on a rate of $1.23 per Euro on the transaction date). On August 2, 2012, the Company made borrowings of $54.2 million ($66.5 million based on a rate of $1.23 per Euro on the transaction date). The remaining amount of the facility was drawn upon at the closing of Distribution Park Sosnowiec on October 9, 2012.

The facility matures on June 30, 2017 and has a floating interest rate of Euribor plus an interest margin of 2.80%. The Euribor interest rate on approximately €48.8 million ($60.0 million based on a rate of $1.23 per Euro on the transaction date) of the loan balance was capped at closing at 2.00% through a 5-year interest rate cap. Principal and interest payments are due quarterly, in arrears, beginning on August 16, 2012 through maturity. The loan may be repaid in full prior to maturity, subject to a prepayment premium if it is repaid in the first four years, and is prepayable at par thereafter. At September 30, 2012, the variable rate for the loan was 0.35%.

(9)
On August 2, 2012, a subsidiary of the Operating Partnership entered into a mortgage agreement with a principal amount of $65.5 million, made with Allianz Life Insurance Company of North America. The loan matures on August 10, 2019 and requires monthly interest payments at a rate of 3.50%. The loan may be repaid in full prior to maturity, subject to a prepayment penalty.

(10)
On December 15, 2011, a subsidiary of the Operating Partnership entered into a bridge loan agreement with a principal amount of $65.0 million, made by JPMorgan Chase Bank, N.A (“Chase”). The loan required monthly interest payments based on a floating rate plus a margin of 2.25% and repayment of principal on or before April 15, 2012. This loan was repaid in March 2012 using proceeds from a second bridge loan agreement which was entered into on March 15, 2012. This bridge loan agreement established two loans in the amounts of $75.0 million and €69.0 million, made by Chase. The second bridge loan agreement required monthly interest payments based on a floating rate plus a margin of 2.25% and repayment of principal on or before May 15, 2012. The loans were repaid in April 2012 using proceeds from the Revolving Credit Facility described in note (11) below.

(11)
On April 13, 2012, the Company entered into a credit agreement with Chase that provides for a revolving credit facility with borrowings denominated in U.S. dollars, British pound sterling, Euros, Australian dollars or Canadian dollars (the “Revolving Credit Facility”). The initial maximum aggregate amount of the lenders’ commitments is $265.0 million, with aggregate foreign currency commitments constituting up to $132.5 million of that amount. Pending future commitments by the lenders, the maximum aggregate borrowings could be increased to up to $300.0 million. As of September 30, 2012, borrowings under the Revolving Credit Facility are currently limited to $265.0 million as a result of certain financial covenants. On April 13, 2012, the Company made borrowings of US$60.0 million and €59.0 million ($77.6 million based on a rate of $1.31 per Euro on the transaction date) to retire the loans outstanding under the bridge loan it entered into on March 15, 2012. For the period April 13, 2012 through September 30, 2012, the Company made draws of $492.5 million and payments of $402.6 million under the Revolving Credit Facility.

Interest on the Company’s borrowings under the Revolving Credit Facility will be payable based on either (a) the Alternate Base Rate plus the Applicable Rate or (b) in the case of borrowings in currencies other than the U.S. dollar, Adjusted LIBOR Rate plus the Applicable Rate, subject to the Company’s election. The Alternate Base Rate is equal to the greater of: (a) the Prime Rate, (b) Federal Funds Effective Rate plus 0.5%, or (c) an adjusted LIBOR rate for a one month period plus 1.0%. The Applicable Rate is based on the Company’s ratio of indebtedness to total asset value and will be determined as set forth in the table in the Revolving Credit Facility. The Applicable Rate will range from 0.75% to 2.75% depending on the ratio and whether the loan is denominated in a foreign currency.  At September 30, 2012, the variable rate for the loan was 1.97%.

From October 1, 2012 through November 12, 2012, the Company made payments of $48.0 million under the Revolving Credit Facility resulting in an outstanding principal balance of $101.0 million as of November 12, 2012.

(12)
On June 29, 2012, the WaterWall Place JV entered into a construction loan agreement with Chase that provides for a maximum commitment of $45.5 million. The construction loan has a maturity date of June 29, 2016 with a one-year extension option if certain requirements are met. Each advance can be designated as a Floating Rate Advance or a Eurodollar Rate Advance, subject to the Company's election. If no election is made, an advance will be made as a Eurodollar Rate Advance.

Interest on the Company’s borrowings under the construction loan with Chase will be payable based on the type of advance the Company enters into at the date of the advance. Interest on a Floating Rate Advance will be payable at a rate equal to the Alternate Base Rate for such day plus the Applicable Margin. Interest on a Eurodollar Advance will be payable at the Adjusted LIBOR Rate plus the Applicable Margin, subject to the Company’s election. The Alternate Base Rate is equal to the greater of: (a) the Prime Rate, (b) Federal Funds Effective Rate plus 0.5%, or (c) the Adjusted LIBOR Rate for a one month period plus 1.0%. The Applicable Margin is equal to 1.25% with respect to the Floating Rate Advance and 2.25% with respect to the Eurodollar Rate Advance. The Applicable Margin will be reduced to 1.00% and 2.00% for Floating Rate Advances and Eurodollar Rate Advances, respectively, after substantial completion of the project and when we have met certain debt service coverage ratios. At September 30, 2012, the variable rate for the construction loan was the prime rate at 3.25%.

(13)
The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

(14)
On December 15, 2011, the WaterWall Place JV (as described in Note 1 — Organization) entered into a construction loan agreement with an affiliate of Hines with a maximum principal amount of $22.8 million related to the development of a multi-family project in Houston, Texas. Interest on the loan is charged monthly at a variable rate, based on Hines' then-current borrowing rate under its revolving credit facility. The loan requires monthly payments of principal and interest to the extent that net cash flow of the WaterWall JV exceeds amounts then due and payable. The line of credit facility has a maturity date that is the earlier of (i) the date on which 94% of the residential projects in the unit have been leased or (ii) December 14, 2014. As of September 30, 2012, the variable rate for the loan was 2.22%.

(15)
On July 13, 2012, the Ponce & Bird JV (as described in Note 1— Organization) entered into a construction loan agreement with a maximum principal amount of $20.1 million with an affiliate of Hines related to the development of a multi-family project in Miami, Florida. Interest on the loan is charged monthly at a variable rate, based on Hines' then-current borrowing rate under its revolving credit facility. The loan requires monthly payments of principal and interest to the extent that net cash flow of the Ponce & Bird JV exceeds amounts then due and payable. This line of credit has a maturity date that is the earlier of (i) the date on which 95% of the residential projects in the unit have been leased or (ii) July 13, 2015. As of September 30, 2012, the variable rate for the loan was 2.23%.

The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of September 30, 2012.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period of October 1, 2012 through December 31, 2012, for each of the years ending December 31, 2013 through December 31, 2016 and for the period thereafter. Amounts are in thousands:

	Payments due by Year
	October 1, 2012 through December 31, 2012	2013	2014	2015	2016	Thereafter
Principal payments	$1,513	$6,687	$60,298	$519,789	$124,160	$274,301

6. DERIVATIVE INSTRUMENTS

The Company has entered into several interest rate swap contracts and interest rate cap agreements as economic hedges against the variability of future interest rates on its variable interest rate borrowings.  The Company’s interest rate swaps effectively fixed the interest rates on each of the loans to which they relate and the interest rate cap contracts have effectively limited the interest rate on the loans to which they relate.  The Company has not designated any of these derivatives as cash flow hedges for accounting purposes. See Note 10 — Fair Value Disclosures for additional information regarding the fair value of our interest rate contracts.

The Company has also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates on future international investments. These forward contracts effectively fixed the currency exchange rates on each of the investments to which they relate. The Company has not designated any of these contracts as cash flow hedges for accounting purposes. See Note 10 — Fair Value Disclosures for additional information regarding the fair value of our foreign currency forwards.

The table below provides additional information regarding the Company's interest rate contracts.

Interest Rate Contracts
Type	Effective Date	Expiration Date	Notional Amount		Interest Rate Received	Strike Rate
Interest rate swaps (1)	July 7, 2010	July 7, 2015	$146,768	(1)	LIBOR	2.29%
Interest rate swap	November 4, 2010	November 4, 2015	$95,000		LIBOR	1.37%
Interest rate swap	March 11, 2011	March 11, 2016	$89,094	(2)	LIBOR	2.71%
Interest rate cap	April 13, 2012	April 13, 2017	$43,800	(3)	BBSY	5.25%
Interest rate cap	August 2, 2012	June 30, 2017	$62,743	(4)	EURIBOR	2.00%
Interest rate cap	August 13, 2012	August 13, 2015	$22,426	(3)	BBSY	4.00%

(1)
On July 7, 2010, the Company executed five swap agreements with identical terms with an aggregate notional amount of $146.8 million, which has been converted at a rate of $1.62 per GBP as of September 30, 2012.

(2)	Notional amount has been converted at a rate of $1.62 per GBP as of September 30, 2012.

(3)	Notional amount has been converted at a rate of $1.04 per AUD as of September 30, 2012.

(4)	Notional amount has been converted at a rate of $1.29 per EUR as of September 30, 2012.

The table below provides additional information regarding the Company’s foreign currency forward contracts (in thousands).

Foreign Currency Forward Contracts
Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
March 19, 2012	December 19, 2012	€50,000	USD/EUR	$1.32
May 9, 2012	December 19, 2012	€10,000	EUR/USD	$1.30
May 15, 2012	December 19, 2012	€10,000	EUR/USD	$1.28
July 10, 2012	December 19, 2012	€15,000	EUR/USD	$1.23
September 27, 2012	October 1, 2012	€13,133	EUR/USD	$1.29

The table below presents the fair value of our derivative instruments included in "Assets—Derivative Instruments" and "Liabilities—Derivative Instruments" on our condensed consolidated balance sheets, as of September 30, 2012 and December 31, 2011:

	Derivative Assets		Derivative Liabilities
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$(16,542)	$(13,241)
Interest rate caps	862	—	—	—
Foreign currency forward contracts	2,498	—	(243)	—
Total derivatives	$3,360	$—	$(16,785)	$(13,241)

The table below presents the effects of the changes in fair value of our derivative instruments in our condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011:

	Gain (Loss) Recorded on Derivative Instruments
	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Derivatives not designated as hedging instruments:
Interest rate swaps	$(1,001)	$(9,782)	$(2,752)	$(16,163)
Interest rate caps	(541)	—	(761)	—
Foreign currency forward contracts	148	—	3,940	—
Total gain (loss) on derivatives	$(1,394)	$(9,782)	$427	$(16,163)

7.  DISTRIBUTIONS

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

As a result of market conditions and the Company’s goal of increasing its distribution coverage with cash flow from operations, the Company has declared distributions for the months of January 2012 through December 2012 at an amount equal to $0.0017808 per share, per day, which based on a purchase price of $10.00 per share, would equate to a 6.5% annualized distribution rate if it were maintained every day for a twelve-month period. This annualized distribution rate represents a decrease of approximately 7% from the annualized distribution rate that was declared for the period from October 20, 2009 through December 31, 2011. Distributions are paid monthly on the first business day following the completion of each month to which they relate.  All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in its distribution reinvestment plan.

In June 2010, the Operating Partnership and Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) formed Hines Moorfield UK Venture I S.A.R.L., (the “Brindleyplace JV”) and, on July 7, 2010, the Brindleyplace JV acquired several properties located in Birmingham, England (the “Brindleyplace Project”).

The Brindleyplace JV declared distributions in the amount of $1.6 million and $2.9 million to Moorfield for the nine months ended September 30, 2012 and 2011, respectively, related to the operations of the Brindleyplace Project.  The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests (HALP, Moorfield and Flagship Capital GP) for each of the quarters ended during 2012 and for each of the quarters ended during 2011, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands):

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2012
September 30, 2012	$9,266	$10,001	$19,267	$711
June 30, 2012	8,236	8,865	17,101	675
March 31, 2012	7,403	7,922	15,325	546
Total	$24,905	$26,788	$51,693	$1,932
2011
December 31, 2011	$7,261	$7,813	$15,074	$946
September 30, 2011	6,288	6,881	13,169	946
June 30, 2011	4,969	5,770	10,739	932
March 31, 2011	3,769	4,447	8,216	984
Total	$22,287	$24,911	$47,198	$3,808

8.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid as of
Type and Recipient	2012	2011	2012	2011	September 30, 2012	December 31, 2011
Selling Commissions- Dealer Manager	$9,458	$8,027	$23,943	$27,754	$771	$286
Dealer Manager Fee- Dealer Manager	3,242	2,725	8,233	9,423	(20)	(87)
Issuer Costs- the Advisor	663	881	4,310	3,176	1,056	431
Acquisition Fee- the Advisor	8,390	3,062	15,485	7,414	—	1,486
Asset Management Fee- the Advisor	2,270	1,630	3,942	3,940	2,270	935
Debt Financing Fee- the Advisor	—	400	—	1,320	—	—
Other (1) - the Advisor	778	480	1,675	1,106	410	409
Property Management Fee- Hines	779	283	2,072	787	(29)	70
Construction Management Fee- Hines	54	—	54	—	54	263
Leasing Fee- Hines	12	7	60	70	11	—
Redevelopment Construction Management- Hines	108	—	158	—	258	—
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	1,079	498	3,225	1,537	1,668	331
Due to Affiliates					$6,449	$4,124

(1)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

Notes Payable to Affiliates

In 2011 and 2012, the WaterWall Place JV and Ponce & Bird JV (as described in Note 1 — Organization) entered into separate construction loans with an affiliate of Hines related to the development of multi-family projects in Houston, Texas and Miami, Florida, respectively. See Note 5— Debt Financing for additional information regarding these construction loans.

Ashford at Brookhaven Development

In November 2011, the Company executed a $3.25 million loan commitment to Ashford, which is being developed by an affiliate of Hines. As of December 31, 2011, $1.9 million was outstanding under the loan agreement. This loan was repaid in full on June 29, 2012. On June 29, 2012, the Company entered into a $3.2 million mezzanine loan commitment to provide construction financing to Ashford. $1.0 million is outstanding under the mezzanine loan as of September 30, 2012. See Note 1 — Organization for additional information on Ashford.

Other Affiliate Transactions

In March 2012, the Company and the Advisor entered into the third amendment to the Advisory Agreement (the “Third Amendment”). The Third Amendment modified the terms of the Advisory Agreement in the following manner, effective March 29, 2012:

•
The acquisition fee payable is equal to 2.25% of (i) the purchase price of real estate investments acquired, including any debt attributable to such investments or the principal amounts of any loans originated directly by the Company, or (ii) when the

Company makes an investment indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity.

•	The debt financing fee was eliminated.

Additionally, in April 2012, the Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that the Company’s modified funds from operations, as disclosed in each quarterly report, for a particular quarter amounts to less than 100% of the aggregate distributions declared to its shareholders for such quarter. As a result of the waiver of these fees, cash flows from operations that would have been paid to the Advisor for asset management fees may be available to pay distributions to stockholders. This fee waiver is not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. As a result of this fee waiver, the Advisor waived asset management fees payable to it during the three and nine months ended September 30, 2012, of $1.5 million and $6.1 million, respectively. During the three months ended September 30, 2012 and 2011, the Company incurred asset management fees of $2.3 million and $1.6 million, respectively. During the nine months ended September 30, 2012 and 2011, the Company incurred asset management fees of $3.9 million and $3.9 million, respectively.

9.  NONCONTROLLING INTERESTS

On July 7, 2010, the Brindleyplace JV issued capital shares and Series B Convertible Preferred Equity Certificates (“CPEC”) to Moorfield as a result of its contributions. Distributions are declared and paid quarterly to Moorfield based on the distributable income of the Brindleyplace Project and payment of the distributions will be subject to the approval of the board of directors of the Brindleyplace JV. During the nine months ended September 30, 2012 and 2011, respectively, the Brindleyplace JV declared $1.6 million and $2.9 million of preferred dividends to Moorfield related to the CPECs. These amounts were included in the net (income) loss attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and offsets $2.2 million and $4.7 million of net loss that was attributable to Moorfield during the nine months ended September 30, 2012 and 2011, respectively, related to the results of operations of the Brindleyplace JV.

As described in Note 1 — Organization, the Company has a 97% interest in the Flagship Capital JV with Flagship Capital GP, which is the entity that owns the remaining 3% interest in the joint venture. In accordance with the partnership agreement that governs the joint venture, distributions are declared and paid when the joint venture has available cash (all cash held by the joint venture less what is reasonably needed to reserve or satisfy cash needs) with respect to an investment made by the joint venture. The Flagship Capital JV has declared $0.3 million in distributions to Flagship Capital GP, which is recorded in noncontrolling interests in the condensed consolidated balance sheet as of September 30, 2012.

10.  FAIR VALUE MEASUREMENTS

As described in Note 6 – Derivative Instruments, the Company entered into several interest rate contracts as economic hedges against the variability of future interest rates on its variable interest rate borrowings. The valuation of these derivative instruments is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate contracts have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Eurohypo, PB Capital Corporation, Landesbank Baden-Württemberg, Commonwealth Bank of Australia, Bank of Western Australia, and Deutsche Pfandbriefbank AG. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of September 30, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

Additionally, as described in Note 6 – Derivative Instruments, the Company has entered into several foreign currency forward contracts as economic hedges against the variability of foreign exchange rates on future international investments. The valuation of these forward contracts is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including currency exchange rate curves and implied volatilities. The Company has determined its foreign currency forward contracts valuations are classified in Level 2 of the fair value hierarchy, as they are based on observable inputs but are not traded in active markets.

The following table sets forth the Company’s derivatives which are measured at fair value on a recurring basis, by level within the fair value hierarchy as of September 30, 2012 and December 31, 2011 (all amounts are in thousands):

		Basis of Fair Value Measurements
Period	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Interest rate swaps	$(16,542)	$—	$(16,542)	$—
Interest rate cap	$862	$—	$862	$—
Foreign currency forwards - Assets	$2,498	$—	$2,498	$—
Foreign currency forwards - Liabilities	$(243)	$—	$(243)	$—
December 31, 2011
Interest rate swaps	$(13,241)	$—	$(13,241)	$—

Other Items

Other Financial Instruments

As of September 30, 2012, the Company estimated that the fair value of its notes payable, which had a book value of $985.5 million, was $986.8 million. As of December 31, 2011, the Company estimated that the fair value of its notes payable, which had a book value of $634.0 million, was $630.0 million. Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of September 30, 2012, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

As of September 30, 2012, the Company estimated that the book values of its real estate loans receivable approximate their fair values, as all such loans were entered into recently. Although the Company has determined the majority of the inputs used to value its real estate notes receivable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of real estate notes receivable utilize Level 3 inputs. However, as of September 30, 2012, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of real estate notes receivable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Non-Financial Assets and Liabilities

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances.  The fair value methodologies used to measure long-lived assets are described in Note 2 ─ Summary of Significant Accounting Policies ─ Impairment of Investment Property.  The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  There were no events during the three and nine months ended September 30, 2012 and 2011 which indicated that fair value adjustments of our long-lived assets were necessary.

11. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual property level. The Company has determined it has 8 reportable segments:

•	Domestic office properties (7 properties)

•	Domestic industrial properties (1 property)

•	Domestic mixed-use properties (1 property)

•	Domestic retail properties (1 property)

•	International office properties (4 properties)

•	International mixed-use properties (1 property)

•	International industrial properties (5 properties)

•	Other – Development projects and loans receivable (4 real estate investments)

The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total Revenue
Domestic office properties	$18,302	$9,583	$50,117	$27,811
Domestic industrial property	849	809	2,386	2,568
Domestic mixed-use property	6,163	—	17,962	—
Domestic retail property	2,984	—	2,984	—
International office properties	9,366	3,582	22,132	6,756
International mixed-use property	6,189	7,461	19,170	23,483
International industrial properties	5,854	2,204	13,905	3,722
Other	639	—	1,294	—
Total Revenue	$50,346	$23,639	$129,950	$64,340

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Property revenues in excess of expenses (1)
Domestic office properties	$11,633	$5,917	$32,458	$17,142
Domestic industrial property	560	595	1,544	1,753
Domestic mixed-use property	3,851	—	10,860	—
Domestic retail property	1,844	—	1,844	—
International office properties	7,567	2,974	18,802	5,758
International mixed-use property	4,073	5,176	11,906	15,535
International industrial properties	3,812	2,014	9,474	3,257
Other	504	—	948	—
Property revenues in excess of expenses	$33,844	$16,676	$87,836	$43,445

	September 30, 2012	December 31, 2011
Total Assets
Domestic office properties	$683,729	$694,482
Domestic industrial property	28,423	29,037
Domestic mixed-use property	162,657	—
Domestic retail property	140,717	—
International office properties	394,934	229,455
International mixed-use property	290,663	285,069
International industrial properties	205,472	69,635
Other	62,225	16,564
Corporate-level accounts	36,645	57,075
Total Assets	$2,005,465	$1,381,317

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$33,844	$16,676	$87,836	$43,445
Depreciation and amortization	(22,778)	(13,834)	(60,602)	(37,256)
Acquisition related expenses	(4,855)	(634)	(11,577)	(3,819)
Asset management and acquisition fees	(10,660)	(4,692)	(19,427)	(11,354)
General and administrative expenses	(769)	(868)	(2,650)	(2,477)
Gain (loss) on derivatives	(1,394)	(9,782)	427	(16,163)
Other gains (losses)	2,728	14	446	36
Interest expense	(10,387)	(5,937)	(26,912)	(16,233)
Interest income	28	32	55	107
Net income (loss)	$(14,243)	$(19,025)	$(32,404)	$(43,714)

(1)	Revenues less property operating expenses, real property taxes, property management fees and income taxes.

12. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2012 and 2011 (in thousands):

	2012	2011
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$23,662	$13,412
Cash paid for taxes	$1,859	$—
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$10,281	$6,448
Other receivables	$2,233	$1,866
Distributions reinvested	$26,129	$16,023
Shares tendered for redemption	$781	$675
Non-cash net liabilities acquired	$5,550	$468
Assumption of mortgage upon acquisition of property	$—	$40,000
In-kind contribution from noncontrolling interest	$3,000	$—
Accrued additions to investment property	$4,577	$—

13. COMMITMENTS AND CONTINGENCIES

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

—
We have a limited operating history or established financing sources, and the prior performance of other Hines affiliated entities may not be a good measure of our future results; therefore, there is no assurance we will be able to achieve our investment objectives;

—
Our current offering is a best efforts offering and as such, the risk that we will not be able to accomplish our business objectives and that the poor performance of a single investment will materially adversely affect our overall investment performance, will increase if we do not sell a substantial number of additional shares in the offering;

—
Whether we will have the opportunity to invest offering and distribution reinvestment plan proceeds to acquire properties or other investments or whether such proceeds will be needed to redeem shares; and if proceeds are available for investment, our ability to make such investments in a timely manner and at appropriate amounts that provide acceptable returns;

—	Competition for tenants and real estate investment opportunities, including competition with affiliates of Hines Interests Limited Partnership (“Hines”);

—
Our reliance on our Advisor, Hines and affiliates of Hines for our day-to-day operations and the selection of real estate investments, and our Advisor’s ability to attract and retain high-quality personnel who can provide service at a level acceptable to us;

—
Risks associated with conflicts of interests that result from our relationship with our Advisor and Hines, as well as conflicts of interests certain of our officers and directors face relating to the positions they hold with other entities;

—
The potential need to fund tenant improvements, lease-up costs or other capital expenditures, as well as increases in property operating expenses and costs of compliance with environmental matters or discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

—	The availability and timing of distributions we may pay is uncertain and cannot be assured;

—
Our distributions have been paid using cash flows from financing activities, including proceeds from our initial public offering, proceeds from debt financings and cash from the waiver of fees, and some or all of the distributions we pay in the future may be paid from similar sources or sources such as cash advances by our Advisor or cash resulting from a deferral of fees. When we pay distributions from certain sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced;

—	Risks associated with debt and our ability to secure financing;

—
Risks associated with adverse changes in general economic or local market conditions, including terrorist attacks and other acts of violence, which may affect the markets in which we and our tenants operate;

—	Catastrophic events, such as hurricanes, earthquakes, tornadoes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

—	The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments;

—
Changes in governmental, tax, real estate and zoning laws and regulations and the related costs of compliance and increases in our administrative operating expenses, including expenses associated with operating as a public company;

—
International investment risks, including the burden of complying with a wide variety of foreign laws and the uncertainty of such laws, the tax treatment of transaction structures, political and economic instability, foreign currency fluctuations, and inflation and governmental measures to curb inflation may adversely affect our operations and our ability to make distributions;

—	The lack of liquidity associated with our assets; and

—	Our ability to continue to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines Global REIT Properties, LP (the “Operating Partnership”) were formed in December 2008 and January 2009, respectively, to invest in a diversified portfolio of quality commercial real estate properties and related investments in the United States and internationally. In August 2009, we commenced a $3.5 billion initial public offering of our common shares (the “Initial Offering”) and have raised $1.3 billion in gross proceeds from the Initial Offering through September 30, 2012. We expect to terminate the Initial Offering no later than February 1, 2013 and expect to commence a follow-on offering through which we will offer up to $3.5 billion in shares of common stock (the “Second Offering”) shortly thereafter. We filed a registration statement on Form S-11 (File No. 333-182340) with the SEC on June 26, 2012 to register shares of our common stock for the Second Offering.

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. These investments could include a variety of asset types in the US and internationally such as office, retail, industrial, multi-family, etc. In addition, we may invest in operating properties, properties under development and undeveloped properties or real estate-related investments such as real estate securities or debt. We fund our acquisitions primarily with proceeds from offerings of our securities and debt financing. As of September 30, 2012, we owned interests in 20 operating properties and four other real estate investments which contain, in the aggregate, 7.0 million square feet of leasable space. The following table provides additional information regarding each of the properties we owned an interest in as of September 30, 2012. The table also includes the effect of our acquisition of Distribution Park Sosnowiec which was acquired on October 9, 2012.

Property (1)	Location	Date Acquired	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
Domestic Office Properties
17600 Gillette	Irvine, California	6/2010	13.4%	98,925	100%
Hock Plaza	Durham, North Carolina	9/2010	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	11/2010	7.4%	698,783	97%
250 Royall	Canton, Massachusetts	9/2011	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	10/2011	8.0%	532,246	100%
9320 Excelsior	Hopkins, Minnesota	12/2011	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	8/2012	8.2%	282,773	100%
Total for Domestic Office Properties				2,379,973	99%

Domestic Industrial Properties
Southpark	Austin, Texas	10/2010	8.5%	372,125	96%

Domestic Mixed-Use Properties
Fisher Plaza	Seattle, Washington	12/2011	7.9%	293,727	96%

Domestic Retail Properties
Minneapolis Retail Center	Minneapolis, Minnesota	8/2012	6.5%	380,276	95%

International Office Properties
Stonecutter Court	London, England	3/2011	6.8%	152,808	100%
Gogolevsky 11	Moscow, Russia	8/2011	8.9%	85,740	100%
144 Montague	Brisbane, Australia	4/2012	8.7%	164,839	100%
100 Brookes St.	Brisbane, Australia	7/2012	10.5%	105,637	100%
Total for International Office Properties				509,024	100%

International Mixed-Use Properties
Brindleyplace Project	Birmingham, England	7/2010	7.0%	566,048	67%

International Industrial Properties
FM Logistic	Moscow, Russia	4/2011	11.2%	748,578	100%
Poland Logistics Portfolio	Poland (3)	03/2012 & 10/2012	8.1%	2,266,404	95%
Total for International Industrial Properties				3,014,982	96%
Total for All Properties				7,516,155	95%	(4)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On September 30, 2012, the Company owned a 99.98% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.02% interest in the Operating Partnership. We own a 60% interest in the Brindleyplace Project through our investment in the Brindleyplace JV. See Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions for additional information on the Brindleyplace Project and the Brindleyplace JV.

(2)
The estimated going-in capitalization rate is determined as of the date of acquisition by dividing the projected property revenues in excess of expenses for the first fiscal year following the date of acquisition by the net purchase price (excluding closing costs and taxes). Property revenues in excess of expenses includes all projected operating revenues (rental income, tenant reimbursements, parking and any other property-related income) less all projected operating expenses (property operating and maintenance expenses, property taxes, insurance and property management fees). The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of each property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions, with respect to each property, that in-place tenants will continue to perform under their lease agreements during the 12 months following our acquisition of the property.  In addition, with respect to the Brindleyplace Project, Hock Plaza, Southpark, Fifty South Sixth, Fisher Plaza, the Poland Logistics Portfolio (including Distribution Park Sosnowiec) and the Minneapolis Retail Center these include assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.  They also concern assumptions, with respect to the Brindleyplace Project, that had leases subject to rent reviews during the 12 months following our acquisition of the property will be adjusted to market rates.

(3)
The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw, Sosnowiec and Upper Silesia, Poland. See Note 4 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional information regarding the Poland Logistics Portfolio and the subsequent acquisition of our fifth industrial park located in Sosnowiec, Poland.

(4)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 96%.

In addition, we owned interests in the following other real estate investments as of September 30, 2012:

•
WaterWall Place JV – 93% interest in a joint venture that was formed to invest in a multi-family development project in Houston, Texas. The estimated total cost of the project is expected to be $65.0 million and the project will consist of 322 units upon completion. An affiliate of Hines owns the remaining 7% interest in this joint venture. The joint venture acquired the land in December 2011. Construction began in July 2012 and is expected to be completed by June 2014, although there can be no assurances as to when construction will be completed.

•
Ashford at Brookhaven Development (“Ashford”) — Multi-family development project in Atlanta, Georgia, which is being developed by an affiliate of Hines. The estimated total cost of the project is expected to be $33.4 million and the project will consist of 215 units upon completion. Construction began in July 2012 and is expected to be completed by December 2013, although there can be no assurances as to when construction will be completed. In November 2011, we entered into an agreement with Ashford to provide pre-construction financing, secured by a mortgage. All amounts borrowed under this agreement were repaid on June 29, 2012.  The company has made a preferred equity investment of $3.6 million in the project, representing a 51.7% ownership interest. An affiliate of Hines owns the remaining interest in the project. In addition, on June 29, 2012, the Company entered into a $3.2 million mezzanine loan commitment to provide construction financing to the project, of which $1.0 million was outstanding at September 30, 2012.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide approximately $39.0 million of financing for real estate projects. The joint venture has five loans receivable, totaling $29.1 million outstanding as of September 30, 2012. Flagship Capital GP owns the remaining 3% interest in the joint venture.

•
Ponce & Bird JV — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. The estimated total cost of the project is expected to be $65.6 million and the project will consist of 278 units upon completion. An affiliate of Hines owns the remaining 17% interest in this joint venture. Construction is expected to begin in December 2012 and is expected to be completed by June 2014, although there can be no assurances as to when construction will be completed.

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

One of our primary concerns is to invest proceeds raised from our offerings as quickly and prudently as possible.  During 2010 and 2011, there was a significant amount of investment capital pursuing high-quality, well located assets and these conditions caused aggressive competition and higher pricing for assets which match our investment strategy.  Accordingly, we experienced delays in investing our Initial Offering proceeds at times during those years and may have also experienced higher pricing, factors that caused us to reduce our annualized level of distributions from 7.0% to 6.5% effective January 1, 2012. See “Cash Flows from Financing Activities – Distributions” later in this section for additional information regarding our distributions. As of September 30, 2012, substantially all of the proceeds from the Initial Offering have been invested in or committed to various real estate investments.

In April 2012, we entered into a $265.0 million revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, N.A. (“Chase”). We utilize this revolver to provide temporary financing for our real estate investments and other working capital needs.

We believe that the proper use of leverage can enhance returns on real estate investments. We expect that once we have fully invested the proceeds of the Initial Offering, the Second Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. As of September 30, 2012, our portfolio was 47% leveraged, based on the aggregate purchase price of our real estate investments. At that time, we had $986.7 million of principal outstanding under our various loan agreements with a weighted average interest rate of 4.12%, including the effects of related interest rate swaps.

The discussions below provide additional details regarding our cash flows.

Cash Flows from Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which are used to pay direct leasing costs, property-level operating expenses and interest payments. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we incur general and administrative expenses, acquisition fees and expenses and asset management fees. Operating cash flows increased significantly as a result of the acquisition of eight operating properties throughout 2012 and the operation of properties acquired throughout 2011 for the entire period. However, these increases were offset by significant acquisition fees and acquisition-related expenses during the nine months ended September 30, 2012 related to our additional acquisitions. During the nine months ended September 30, 2012, we paid $28.7 million in acquisition fees and acquisition-related expenses compared to $10.8 million for the nine months ended September 30, 2011. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from the Initial Offering or other equity capital.

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to payments made for the acquisition of our real estate investments, including deposits for pending acquisitions and activities related to our loans receivable. During the nine months ended September 30, 2012, we paid $580.1 million related to our acquisition of eight real estate investments and also paid $3.6 million related to our investment in Ashford and paid $1.3 million related to deposits on pending real estate investments. Additionally, during the nine months ended September 30, 2012, we made loans of $28.7 million and received proceeds from loans receivable of $3.1 million. By comparison, during the nine months ended September 30, 2011, we paid $331.2 million related to our acquisitions of four real estate investments and paid $6.1 million related to deposits on pending acquisitions.

During the nine months ended September 30, 2012, we had an increase in restricted cash of $1.2 million related to escrows required by several of our outstanding mortgage loans. During the nine months ended September 30, 2011, restricted cash increased $4.6 million related to such escrows.

Cash Flows from Financing Activities

Initial Offering

During the nine months ended September 30, 2012 and 2011, respectively, we raised proceeds of $329.0 million and $376.8 million from the Initial Offering, excluding proceeds from the distribution reinvestment plan. In addition, during the nine months ended September 30, 2012 and 2011, respectively, we redeemed $8.0 million and $4.5 million in shares of our common stock through our redemption plan. As described previously, we expect to terminate the Initial Offering no later than February 1, 2013 and expect to commence the Second Offering shortly thereafter.

In addition to the investing activities described above, we use proceeds from the Initial Offering to make certain payments to the Advisor, Hines Securities, Inc. (the “Dealer Manager”) and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the nine months ended September 30, 2012 and 2011, respectively, we made payments of $35.9 million and $41.1 million, for selling commissions, dealer manager fees and issuer costs related to the Initial Offering. The decrease is primarily related to a decrease in the proceeds raised from the Initial Offering for the nine months ended September 30, 2012.

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

As a result of market conditions and our goal of increasing our distribution coverage with cash flow from operations, we have declared distributions for the months of January 2012 through December 2012 at an amount equal to $0.0017808 per share, per day, which, based on a purchase price of $10.00 per share, would equate to a 6.5% annualized distribution rate if it were maintained every day for a twelve-month period. This annualized distribution rate represents a decrease of approximately 7% from the annualized distribution rate that was declared for the period from October 20, 2009 through December 31, 2011. In our initial quarters of operations, and from time to time thereafter, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We funded 53% of total distributions for 2011 and 59% of total distributions for the nine months ended September 30, 2012 with cash flows from financing activities, which include proceeds from our Initial Offering and proceeds from our debt financings.

Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. Distributions paid to shareholders during the three months ended September 30, 2012, and 2011 (including amounts reinvested in shares for those participating in our distribution reinvestment plan) were $18.6 million and $12.5 million, respectively. Distributions paid to shareholders during the nine months ended September 30, 2012 and 2011 were $50.4 million and $29.9 million, respectively.

In June 2010, the Operating Partnership and Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) formed Hines Moorfield UK Venture I S.A.R.L., (the “Brindleyplace JV”) and, on July 7, 2010, the Brindleyplace JV acquired several properties located in Birmingham, England (the "Brindleyplace Project").

The Brindleyplace JV declared distributions related to the operations the Brindleyplace Project of $1.6 million and $2.9 million to Moorfield for the nine months ended September 30, 2012 and 2011, respectively. The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders (HALP, Moorfield and Flagship Capital GP) as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities			Cash Flows From Financing Activities (1)
2012
September 30, 2012	$9,266	$10,001	$19,267	$711	$1,435	7%		$18,543	93%
June 30, 2012	8,236	8,865	17,101	675	5,746	32%		12,030	68%
March 31, 2012	7,403	7,922	15,325	546	14,652	92%		1,219	8%
Total	$24,905	$26,788	$51,693	$1,932	$21,833	41%		$31,792	59%
2011
December 31, 2011	$7,261	$7,813	$15,074	$946	$1,835	11%		$14,185	89%
September 30, 2011	6,288	6,881	13,169	946	8,612	61%		5,503	39%
June 30, 2011	4,969	5,770	10,739	932	4,344	37%	(2)	7,327	63%
March 31, 2011	3,769	4,447	8,216	984	9,200	100%		—	—%
Total	$22,287	$24,911	$47,198	$3,808	$23,991	47%		$27,015	53%

(1)	Cash flows from financing activities includes proceeds from the Initial Offering and proceeds from debt financings.

(2)	Includes $2.1 million of cash flows from operating activities in excess of distributions from the quarter ended March 31, 2011.

Under accounting principles generally accepted in the United States of America (“GAAP”), acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities.  However, we have funded these fees and expenses with proceeds from the Initial Offering or with respect to the acquisition of the Brindleyplace Project in July 2010, equity capital contributions from Moorfield. During the nine months ended September 30, 2012 and 2011, respectively, we paid $28.7 million and $10.8 million of acquisition fees and acquisition-related expenses.

In our initial quarters of operations, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the Initial Offering. See "Results of Operations — Other Expenses," for additional information regarding our asset management fee waiver. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our revolving credit facility to provide funding for near-term investment or working capital needs. During the nine months ended September 30, 2012, we entered into $234.6 million of mortgage financing with a weighted average interest rate of 4.68% related to the acquisition of eight operating properties with an aggregate net purchase price of $596.0 million. Additionally, two of our multi-family development projects borrowed $12.3 million to fund construction costs and the Flagship Capital JV borrowed $7.5 million related to its $26.5 million investments in loans receivable. During this time, we borrowed $492.5 million under our Revolving Credit Facility and made payments of $402.6 million.

During the nine months ended September 30, 2012, we made payments of $5.2 million for financing costs related to our loans and $1.6 million related to our interest rate caps.

During the nine months ended September 30, 2011, we entered into $132.0 million of mortgage financing (including a $40.0 million mortgage that was assumed) with a weighted average interest rate of 5.32% related to the acquisition of four operating properties with an aggregate net purchase price of $369.5 million. We also made payments of $2.4 million for financing costs related to our loans.

Results of Operations

Same-store Analysis

We owned 20 properties that were 95% leased as of September 30, 2012, compared to nine properties that were 98% leased as of September 30, 2011. The following table presents the property-level revenues and expenses for the three months ended September 30, 2012, as compared to the same period in 2011. Same-store properties for the three months ended September 30, 2012 include all properties owned as of July 1, 2011, while the same-store properties for the nine months ended September 30, 2012 include all properties owned as of January 1, 2011. As we are currently in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties, as indicated by the same-store analysis below. All amounts are in thousands, except for percentages:

	Three Months Ended September 30,		Change
	2012	2011	$	%
Property revenues
Same-store properties (1)	$21,149	$22,167	$(1,018)	(5)%
Recent acquisitions	29,197	1,472	27,725	1,883%
Total property revenues	$50,346	$23,639	$26,707	113%
Property expenses (2)
Same-store properties	$6,490	$6,452	$38	1%
Recent acquisitions	10,012	511	9,501	1,859%
Total property expenses	$16,502	$6,963	$9,539	137%
Other
Depreciation and amortization	$22,778	$13,834	$8,944	65%
Interest expense	$10,387	$5,937	$4,450	75%
Interest income	$28	$32	$(4)	(13)%

	Nine Months Ended September 30,		Change
	2012	2011	$	%
Property revenues
Same-store properties (1)	$49,834	$53,524	$(3,690)	(7)%
Recent acquisitions	80,116	10,816	69,300	641%
Total property revenues	$129,950	$64,340	$65,610	102%
Property expenses (2)
Same-store properties (3)	$17,797	$19,301	$(1,504)	(8)%
Recent acquisitions	24,317	1,594	22,723	1,426%
Total property expenses	$42,114	$20,895	$21,219	102%
Other
Depreciation and amortization	$60,602	$37,256	$23,346	63%
Interest expense	$26,912	$16,233	$10,679	66%
Interest income	$55	$107	$(52)	(49)%

(1)
Decrease in property revenues from our same-store properties is primarily due to the expiration of the lease with British Telecom at the Brindleyplace Project in January 2012. As of September 30, 2012, the Brindleyplace Project was 67% leased.

(2)	Property expenses include property operating expenses, real property taxes, property management fees and income taxes.

(3)	The decrease in property operating expenses for the nine months ended September 30, 2012 is due to deferred tax assets recognized in the current period.

Derivative Instruments

We have entered into several interest rate contracts as economic hedges against the fluctuation of future interest rates on our variable interest rate borrowings, and we have also entered into several foreign currency forward contracts as economic hedges against the variability of future exchange rates on our international investments. We have not designated any of these contracts as cash flow hedges for accounting purposes. These derivatives have been recorded at their estimated fair values in the accompanying condensed consolidated balance sheets. Changes in the fair value of these derivatives result in gains or losses recorded in our condensed consolidated statements of operations and comprehensive income (loss). See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding certain risks related to our derivatives, such as the risk of counterparty non-performance.

The table below summarizes the activity related to our derivatives for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gain (loss) on interest rate contracts	$(1,542)	$(9,782)	$(3,513)	$(16,163)
Unrealized gain (loss) on foreign currency forward contracts	148	—	2,255	—
Gain (loss) on settlement of foreign currency forward contracts	—	—	1,685	—
Gain (loss) on derivative instruments	$(1,394)	$(9,782)	$427	$(16,163)

Other Expenses

The tables below provide detail relating to our acquisition-related expenses, asset management and acquisition fees and general and administrative expenses for the three and nine months ended September 30, 2012 and 2011. All amounts in thousands, except percentages:

	Three Months Ended September 30,		Change
	2012	2011	$	%
Acquisition-related expenses	$4,855	$634	$4,221	666%
Asset management and acquisition fees	$10,660	$4,692	$5,968	127%
General and administrative expenses	$769	$868	$(99)	(11)%

	Nine Months Ended September 30,		Change
	2012	2011	$	%
Acquisition-related expenses	$11,577	$3,819	$7,758	203%
Asset management and acquisition fees	$19,427	$11,354	$8,073	71%
General and administrative expenses	$2,650	$2,477	$173	7%

Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. These costs vary significantly from one acquisition to another.

We pay our Advisor acquisition fees equal to 2.25% of the net purchase price of our real estate investments. Prior to March 29, 2012, we paid our Advisor acquisition fees equal to 2.0% of the net purchase price of our real estate investments. During the three months ended September 30, 2012 and 2011, respectively, we incurred $8.4 million and $3.1 million of acquisition fees. During the nine months ended September 30, 2012 and 2011, respectively, we incurred $15.5 million and $7.4 million of acquisition fees.

We also pay monthly asset management fees to our Advisor based on an annual fee equal to 1.5% of the amount of net equity capital invested in real estate investments. However, in April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it for each quarter in 2012 and 2013 to the extent that our modified funds from operations (“MFFO”), as disclosed in each quarterly report, for a particular quarter amounts to less than 100% of the aggregate distributions declared to our shareholders for such quarter. This fee waiver is not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. As a result of this fee waiver, our Advisor waived asset management fees payable to it during the three and nine months ended September 30, 2012, of $1.5 million and $6.1 million, respectively. During the three and nine months ended September 30, 2012, we incurred asset management fees of $2.3 million and $3.9 million, respectively, compared to $1.6 million and $3.9 million of asset management fees incurred during the three and nine months ended September 30, 2011, respectively.

General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and will continue to increase in the future as we continue to raise capital and make additional real estate investments.

Other Gains (Losses)

Other gains (losses) primarily reflect the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than our functional currencies. During the nine months ended September 30, 2012, these losses primarily relate to the effect of remeasuring our Euro-denominated borrowings under the Revolving Credit Facility into U.S. dollars and the changes in the Euro – U.S. dollar exchange rate between the date of the borrowing and September 30, 2012.

Funds from Operations and Modified Funds from Operations

Funds from Operations, or FFO, is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts, or NAREIT, widely recognized by investors and analysts as one measure of operating performance of a real estate company. FFO excludes items such as real estate depreciation and amortization. Depreciation and amortization, as applied in accordance with GAAP, implicitly assumes that the value of real estate assets diminishes predictably over time and also assumes that such assets are adequately maintained and renovated as required in order to maintain their value. Since real estate values have historically risen or fallen with market conditions such as occupancy rates, rental rates, inflation, interest rates, the business cycle, unemployment and consumer spending, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies using historical cost accounting alone is insufficient. In addition, FFO excludes gains and losses from the sale of real estate and impairment charges related to depreciable real estate assets and in-substance real estate equity investments, which we believe provides management and investors with a helpful additional measure of the historical performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs. A property will be evaluated for impairment if events or circumstances indicate that the carrying amount may not be recoverable (i.e. the carrying amount exceeds the total estimated undiscounted future cash flows from the property). Undiscounted future cash flows are based on anticipated operating performance, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows. While impairment charges are excluded from the calculation of FFO as described above, stockholders are cautioned that due to the limited term of our operations, it could be difficult to recover any impairment charges.

In addition to FFO, management uses modified funds from operations, or MFFO, as defined by the Investment Program Association, or the IPA, as a non-GAAP supplemental financial performance measure to evaluate our operating performance. The IPA has recommended the use of MFFO as a supplemental measure for publicly registered, non-listed REITs to enhance the assessment of the operating performance of a non-listed REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be useful as a measure of the long-term operating performance of our investments or as a comparative measure to other publicly registered, non-listed REITs if we do not continue to operate with a limited life and targeted exit strategy, as currently intended and described herein. MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are appropriate. Such items include reversing the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment and certain other items as described below. Some of these adjustments are necessary to address changes in the accounting and reporting rules under GAAP such as the accounting for acquisition-related expenses from a capitalization/depreciation model to an expensed-as-incurred model that were put into effect in 2009 and other changes to GAAP rules for real estate subsequent to the establishment of NAREIT’s definition of FFO. These changes in the accounting and reporting rules under GAAP affected all industries, and as a result of these changes, acquisition fees and expenses are typically accounted for as operating expenses under GAAP. Management believes these fees and expenses do not affect our overall long-term operating performance. These changes also have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives.

Other adjustments included in MFFO are necessary to address issues that are common to publicly registered, non-listed REITs. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs like us are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in this offering to make real estate investments, and intend to begin the process of considering our alternatives for the execution of a Liquidity Event (i.e., a sale of our assets, our sale or merger, a listing of our shares on a national securities exchange, or another similar transaction) between 2017 and 2019. Thus, as a limited life REIT we will not continuously purchase assets and will have a limited life.

The purchase of properties, and the corresponding expenses associated with that process, including acquisition fees and expenses, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our stockholders. MFFO excludes acquisition fees payable to our Advisor and acquisition expenses. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to our stockholders. All paid and accrued acquisition fees and expenses with respect to the acquisition of a property negatively impact our operating performance during the period in which the property is acquired and will have negative effects on returns to our stockholders, the potential for future distributions, and future cash flows, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, the related acquisition fees and expenses and other costs related to such property. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to the Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. Since MFFO excludes acquisition fees and expenses, MFFO would only be comparable to the operations of non-listed REITs that have completed their acquisition activity and have other similar operating characteristics.

Management uses MFFO to evaluate the financial performance of our investment portfolio, including the impact of potential future investments. In addition, management uses MFFO to evaluate and establish our distribution policy and the sustainability thereof. Further, we believe MFFO is one of several measures that may be useful to investors in evaluating the potential performance of our portfolio following the conclusion of the acquisition phase, as it excludes acquisition fees and expenses, as described herein.

MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability (that is, the capacity to continue to be maintained) of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. In addition, FFO and MFFO should not be considered as alternatives to net income (loss) or income (loss) from continuing operations as an indication of our performance or as alternatives to cash flows from operating activities as an indication of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and MFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. Please see the limitations listed below associated with the use of MFFO:

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

•
We use foreign currency forward contracts as economic hedges against the variability of foreign exchange rates on certain international investments. These derivative instruments are typically short-term and are frequently settled at amounts that result in additional amounts paid or received. However, such gains (losses) are excluded from MFFO since they are not considered to be operational in nature.  Additionally, these derivative instruments are measured at fair value on a quarterly basis in accordance with GAAP.  MFFO excludes gains (losses) related to changes in these estimated values of our derivative instruments because such adjustments may not be reflective of ongoing operations or may reflect unrealized impacts on our operating performance.

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

Neither the SEC, NAREIT nor any regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or a regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the three and nine months ended September 30, 2012 and 2011. As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the two periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(14,243)	$(19,025)	$(32,404)	$(43,714)
Depreciation and amortization (1)	22,778	13,834	60,602	37,256
Adjustments for noncontrolling interests (2)	(775)	138	(2,209)	(1,657)
Funds from operations	7,760	(5,053)	25,989	(8,115)
Loss (gain) on derivative instruments (3)	1,394	9,782	(427)	16,163
Loss (gain) on foreign currency (4)	(2,687)	—	(341)	—
Other components of revenues and expenses (5)	(532)	(278)	(1,729)	(26)
Acquisition fees and expenses (6)	13,166	3,522	26,934	10,970
Adjustments for noncontrolling interests (2)	166	(1,310)	464	(1,961)
Modified Funds From Operations	$19,267	$6,663	$50,890	$17,031
Basic and Diluted Loss Per Common Share Attributable to Common Stockholders	$(0.12)	$(0.24)	$(0.30)	$(0.68)
Funds From Operations Per Common Share	$0.07	$(0.07)	$0.25	$(0.13)
Modified Funds From Operations Per Common Share	$0.16	$0.09	$0.48	$0.28
Weighted Average Shares Outstanding	117,695	74,644	105,985	61,360

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

(3)
Represents components of net loss related to the estimated changes in the values of our interest rate contract derivatives and foreign currency forwards. We have excluded these changes in value from our evaluation of our operating performance and MFFO because such adjustments may not be reflective of our ongoing performance and may reflect unrealized impacts on our operating performance.

(4)
Represents components of net loss primarily resulting from the remeasurement of loans denominated in currencies other than our functional currencies. We have excluded these changes in value from our evaluation of our operating performance and MFFO because such adjustments may not be reflective of our ongoing performance and may reflect unrealized impacts on our operating performance.

(5)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Straight-line rent adjustment (a)	$(2,187)	$(1,025)	$(5,824)	$(2,242)
Amortization of lease incentives (b)	152	35	264	132
Amortization of out-of-market leases (b)	1,047	589	3,125	1,715
Other	456	123	706	369
	$(532)	$(278)	$(1,729)	$(26)

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

•
Amortization of deferred financing costs was $0.9 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively. Amortization of deferred financing costs was $2.4 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. See Note 8 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q and our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011 for additional information concerning our related-party transactions.

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At September 30, 2012, we had fixed rate debt of $548.8 million and variable rate debt of $438.0 million, after adjusting for the $330.9 million notional amount of our interest rate swap contracts. If interest rates were to increase by 1% and holding all other variables constant, we would incur $4.4 million in additional annual interest expense associated with our variable-rate debt. Additionally, we have notional amounts of approximately $129.0 million in interest rate caps to cap our variable rate debt. As of September 30, 2012, the variable interest rates did not exceed their capped interest rates.

Foreign Currency Risks

We currently have two investments in England, and as a result are subject to risk from the effects of exchange rate movements of the British pound and U.S. dollar, which may affect future costs and cash flows. However, as described above, we entered into a British pound denominated mortgage loan on these investments, which provides a natural hedge with regard to changes in exchange rates between the British pound and U.S. dollar. We are currently a net receiver of British pounds (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to British pounds. Based upon our equity ownership in the Brindleyplace JV and our ownership of Stonecutter Court as of September 30, 2012, holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the British pound and U.S. dollar would have decreased the net book value of our investments in England by an aggregate of $10.1 million and would have increased the aggregate net loss of the England properties for the nine months ended September 30, 2012, by $0.8 million.

We currently have two investments in Moscow, Russia, and as a result are subject to certain risk from the effects of exchange rate movement of the Russian rouble relative to the U.S. dollar.  At FM Logistic, although the tenants’ rent is received in roubles, the number of roubles is determined with reference to a fixed number of U.S. dollars and the then-current exchange rate, thereby mitigating our exposure to the rouble. Rent at Gogolevsky 11 is also received in roubles, with approximately 81% of the net rentable area of the building leased to a tenant whose rent is indexed to the British pound, and the remaining space leased to tenants whose rents are indexed to the U.S. dollar, which further mitigates our exposure to the rouble. Holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the rouble and U.S. dollar would have decreased our revenue by $0.7 million. Additionally, we expect that sale transactions for these assets would likely be dominated in U.S. dollars and accordingly do not expect to have rouble exposure upon disposition. We do maintain a minimal amount of working capital at each of these properties in roubles, however, we believe the amount of risk related to this working capital is immaterial to the portfolio.

We have an investment in Poland (Poland Logistics Portfolio), which subjects us to certain risk from the effects of exchange rate movement of the euro relative to the U.S. dollar.  Most of the rental payments of the tenants of the Poland Logistics Portfolio are denominated in Polish zloty. However, the number of zloty is determined with reference to a fixed number of euro and the then-current exchange rate, thereby mitigating our exposure to the zloty. Additionally, we expect that sale transactions for the assets in this portfolio would likely be denominated in euro and accordingly we expect to have euro exposure upon disposition. Based upon our equity ownership in the Poland Logistics Portfolio as of September 30, 2012, holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the euro and U.S. dollar would have decreased the net book value of our investment in the Poland Logistics Portfolio by an aggregate of $19.5 million and would have increased the aggregate net loss of the Poland Logistics Portfolio for the nine months ended September 30, 2012, by $0.4 million.

We have two investments in Australia (144 Montague and 100 Brookes), which subject us to certain risk from the effects of exchange rate movement of the Australian dollar relative to the U.S. dollar.  We have entered into Australian denominated mortgage loans on each of these investments, which provide a natural hedge with regard to changes in exchange rates between the Australian dollar and the U.S. dollar. We are currently a net receiver of Australian dollars (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to Australian dollars. Based upon our equity ownership in 144 Montague and 100 Brookes as of September 30, 2012, holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the Australian dollar and U.S. dollar would have decreased the net book value of our investment in our Australian properties by an aggregate of $4.1 million and would have increased the aggregate net loss for the nine months ended September 30, 2012, by $1.0 million.

Other Risks

Real estate investment transaction volume increased during 2010 and 2011, and estimated going-in capitalization rates or cap rates (ratio of the net projected operating income of a property in its initial fiscal year divided by the net purchase price) have fallen relative to their post-recession peaks in late 2009. In 2012, there continues to be a significant amount of investment capital pursuing high-quality, well-located assets that generate stable cash flows causing aggressive competition and pricing for assets which match our investment strategy. This may continue to drive prices higher, resulting in lower cap rates and returns. Additionally, while we intend to invest the proceeds raised from this offering as quickly and prudently as possible, the aggressive competition and higher pricing for assets that meet our investment objectives has caused us to experience significant delays in investing our offering proceeds in the past and may continue to cause such delays in the future.

One of our priorities is to monitor the returns being achieved from our real estate investments in relation to our distribution rate with the ultimate goal of increasing coverage of our distributions with our operations. As a result of market conditions and our goal of increasing our distribution coverage, we have declared distributions for the months of January 2012 through December 2012 at an amount equal to $0.0017808 per share, per day, which, based on a purchase price of $10.00 per share, would equate to a 6.5% annualized distribution rate if it were maintained every day for a twelve-month period. This annualized distribution rate represents a decrease of approximately 7% from the annualized distribution rate that was declared for the period from October 20, 2009 through December 31, 2011. As described elsewhere in this Quarterly Report on Form 10-Q, our Advisor has agreed to waive asset management fees payable to it in order to more closely align the amount of distributions paid with our operations. This agreement ends at the end of 2013, and there can be no assurances that this termination will not negatively impact the cash available to pay distributions.

We invest proceeds we receive from our offering in short-term, highly-liquid investments until we use such funds to make real estate investments. Although we do not expect that income we earn on these temporary investments will be substantial, our earnings will be subject to the fluctuations of interest rates and their effect on these investments.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of November 14, 2012, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our 2011 Annual Report on Form 10-K, as amended, for the year ended December 31, 2011. Other than the risk factors set forth below, which supplement the risk factors set forth in our 2011 Annual Report on Form 10-K, as amended, there have been no material changes to the risk factors set forth in our 2011 Annual Report, as amended.

Our distributions have been paid and may continue to be paid using cash flows from financing activities, including proceeds from the Initial Offering and proceeds from debt financings and some or all of the distributions we pay in the future may be paid from similar sources or sources such as cash advances by our Advisor or cash resulting from a waiver or deferral of fees. The use of sources other than our cash flows from operations to fund distributions could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders' investment.

In our initial quarters of operations, and from time to time thereafter, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source when we do not have sufficient cash flow from operations to fund such distributions. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of this offering or other sources to fund distributions to our stockholders. Our Advisor has agreed to waive the asset management fee otherwise payable to it pursuant to our Advisory Agreement for each quarter in 2012 and 2013, to the extent that our MFFO as disclosed in each quarterly report, for a particular quarter amounts to less than 100% of the aggregate distributions declared for such quarter.

However, our Advisor and affiliates are under no obligation to advance funds to us or to defer or waive fees in order to support our distributions. For example, 53% of total distributions for 2011 and 59% of total distributions for the nine months ended September 30, 2012 were funded with cash flows from financing activities, which include proceeds from the Initial Offering and proceeds from debt financings. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from the Initial Offering, cash advances by our Advisor and cash resulting from a waiver or deferral of fees. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings to fund distributions, then we will have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, and our stockholders' overall return may be reduced and it may result in the dilution of our stockholders' investment. In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders' interest in the Company. Furthermore, to the extent distributions exceed cash flows from operations, our stockholders' basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain.

The actual value of shares that we redeem under our share redemption program may be substantially less than what we pay.

Under our share redemption program, shares currently may be repurchased at varying prices depending on the number of years the shares have been held and whether the redemptions are sought upon a stockholder's death or disability. As described in our prospectus for the Initial Offering, the offering price of the shares of our common stock being offered in the Initial Offering was arbitrarily determined. Although the offering price represents the most recent price at which most investors are willing to purchase such shares, it will not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, when we repurchase shares of our common stock at a percentage of or at the full offering price, the actual value of the shares that we repurchase may be less, and, if so, then the repurchase will be dilutive to our remaining stockholders.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2012, we did not sell or issue any equity securities that were not registered under the Securities Act.

All eligible requests for redemption that were received for the three months ended September 30, 2012 were redeemed and the redemptions were funded with proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
July 1, 2012 to July 31, 2012	106,174	$9.56	106,174	213,798
August 1, 2012 to August 31, 2012	80,181	$9.55	80,181	261,921
September 1, 2012 to September 30, 2012	49,162	$9.54	49,162	304,439
Total	235,517		235,517

(1)
Our share redemption program was first announced at the commencement of our initial public offering in February 2009. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the lesser of the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year or the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. This amount represents the number of shares available for redemption on September 30, 2012, other than with respect to requests made in connection with the death or disability of a stockholder. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder, as was the case with all of the shares listed in the table.

Use of Proceeds from Registered Securities

On August 5, 2009, the Registration Statement on Form S-11 (File No. 333-156742) for the Initial Offering was declared effective under the Securities Act of 1933. The Initial Offering commenced on August 5, 2009 and is currently expected to terminate no later than February 1, 2013, unless extended by our board of directors.

From August 5, 2009 through September 30, 2012, we raised gross proceeds of $1.2 billion through the sale of 120.7 million shares to the public in connection with the Offering, excluding $56.1 million through the issuance of 5.9 million shares sold through our distribution reinvestment plan. During that time, we paid $117.4 million of selling commissions and dealer manager fees and $15.0 million of issuer costs related to the Initial Offering. The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines. Net proceeds available for investment after the payment of the costs described above were $1,070.1 million. These proceeds, along with proceeds from debt financing, were used to make $1,776.4 million of investments in real estate, including the cost of completed acquisitions, deposits paid on pending acquisitions, acquisition fees and expenses and costs of leveraging our properties. Additionally, in our initial quarters of operations, and from time to time thereafter, we did not generate sufficient cash flow from operations to fully fund distributions paid. From inception through September 30, 2012, as discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources- Distributions” a portion of our distributions were funded with proceeds from the Initial Offering.

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

HINES GLOBAL REIT, INC.

November 14, 2012	By:	/s/ Charles N. Hazen
Charles N. Hazen
President and Chief Executive Officer

November 14, 2012	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.		Description
3.1
Articles of Amendment and Restatement of Hines Global REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11 (File No. 333-156742), as amended (the "Registration Statement") on August 3, 2009 and incorporated by reference herein)

3.2		Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on March 18, 2009 and incorporated by reference herein)
4.1		Hines Global REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to the Prospectus contained in the Registration Satement, as amended and supplemented)
10.1
Purchase and Sale Agreement, dated as of August 7, 2012, by and between GLL Terry Francois Blvd, LLC and Hines Global REIT 550 Terry Francois LP (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on September 5, 2012 and incorporated by reference herein)

31.1	*	Certification
31.2	*	Certification
32.1	*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101	**
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 14, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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