Form 10-K
period 2012-12-31
Hines Global REIT, Inc.
filed 2013-04-01
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-53964

HINES GLOBAL REIT, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	26-3999995
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard Suite 5000	77056-6118
Houston, Texas	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (888) 220-6121
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The registrant had 167.5 million shares of common stock outstanding as of March 22, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement in connection with its 2013 annual meeting of stockholders are incorporated by reference in Part III.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements relate to, without limitation, potential future acquisitions, the completion of projects in development, economic conditions that may impact our operations, our future leverage and financial position, our future capital expenditures, future distributions, other developments and trends in the commercial real estate industry and our business strategy. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.

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

Item 1.  Business

General Description of Business and Operations

Hines Global REIT, Inc. (“Hines Global”) was incorporated under the Maryland General Corporation Laws on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global raised approximately $1.7 billion through its first offering of up to $3.5 billion of shares of its common stock (the “Initial Offering”), prior to the termination of the Initial Offering on February 1, 2013. Hines Global commenced a follow-on offering, effective February 4, 2013, through which it is offering up to approximately $3.5 billion in shares of common stock (the “Second Offering”) and has raised $11.7 million from the sale of 1.2 million shares through March 22, 2013. The primary offering price of shares in the Second Offering is $10.28 per share, which represents an increase of $0.28 per share from our Initial Offering price of $10.00 per share. The increase in the offering price was largely due to 4.2% appreciation of our real estate property investments and a 0.9% increase due to favorable movements in currency exchange rates since the acquisition of each of our international real estate property investments. Please see “Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” for a description for the determination of the offering price for the Second Offering.

Hines Global conducts most of its activities through, and most of its real estate investments are held directly or indirectly by, Hines Global REIT Properties, LP (the “Operating Partnership”), which was formed on January 7, 2009. Hines Global contributes the proceeds it receives from the issuance of common shares to the Operating Partnership and the Operating Partnership in turn issues general partner interests to Hines Global. The general partner interests entitle Hines Global to receive its share of the Operating Partnership’s earnings or losses and distributions of cash flow. Hines Global is structured in a manner that would allow the Operating Partnership to issue limited partner units from time to time in exchange for real estate properties. By structuring acquisitions in this manner, the contributors of the real estate will generally be able to defer the taxation of gains until they exchange their limited partner units for common shares of Hines Global or sell or redeem their units.

We refer to Hines Global, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines Global or the Company as required by the context in which such pronoun is used.

Hines Global made its initial real estate investment in June 2010 and as of December 31, 2012, owned interests in 25 real estate investments which contain, in the aggregate, 7.5 million square feet of leasable space. The Company’s investments consisted of the following:

•	Domestic office investments (7 investments)

•	Domestic other investments (7 investments)

•	International office investments (4 investments)

•	International other investments (7 investments)

Discussed below are additional details related to our investments in multi-family projects and investments in real estate related debt, each of which are included in our domestic other investments segment. All other investments are operating real estate investments.

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

•
@1377— @1377 (formerly referred to as the Ashford at Brookhaven Development) is a multi-family development project in Atlanta, Georgia, which is being developed by an affiliate of Hines Interests Limited Partnership (“Hines”). The estimated total cost of the project is expected to be $33.4 million and the project will consist of 215 units upon completion. Construction began in July 2012 and is expected to be completed by December 2013, although there can be no assurances as to when construction will be completed.

•
Ponce & Bird JV — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. The estimated total cost of the project is expected to be $65.6 million and the project will consist of 276 units upon completion. An affiliate of Hines owns the remaining 17% interest in this joint venture. Construction is expected to begin in April 2013 and is expected to be completed by September 2014, although there can be no assurances as to when construction will be completed.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide approximately $39.0 million of financing for real estate projects. Effective January 2013, we entered into an amended partnership agreement with Flagship Capital GP to increase the amount available for financing of real estate projects to $51.0 million. The joint venture has six loans receivable, totaling $31.4 million, outstanding as of December 31, 2012. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP.

We have no employees. Our business is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of Hines, under the terms and conditions of an advisory agreement between us and the Advisor. As compensation for these services, we pay the Advisor asset management, acquisition, debt financing and disposition fees and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the advisory agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by or for the benefit of Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 3,300 employees have over 50 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

We have invested, and may continue to invest, in real estate properties and other real estate investments directly by owning 100% of such investments or indirectly by owning less than 100% of such investments through co-ownership or joint-venture arrangements with third parties or with other Hines-affiliated entities. We anticipate that we will fund our future acquisitions and investments primarily with proceeds raised in our public offerings as well as with proceeds from debt financings.

We are not limited as to the asset types or geographic areas in which we may invest and conduct our operations. We are not specifically limited in the number or size of investments we may make, or on the percentage of net proceeds of our public offerings that we may invest in a single property, real estate investment or loan. The number, size and mix of investments we make will depend upon real estate and market conditions and other circumstances existing at the time we are evaluating investment opportunities and the amount of proceeds we raise in our public offerings.

Financing Strategy and Policies

We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as we determine to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 50% or more than 70% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. On March 1, 2010, our board of directors, including all of our independent directors, approved the assumption of a mortgage loan related to our acquisition of Hock Plaza, an office property in Durham, North Carolina. This mortgage is approximately 82% of the value of Hock Plaza based on the net purchase price. However, our portfolio was 39% leveraged as of December 31, 2012, based on the values of our real estate investments.

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

We declare distributions to our stockholders as of daily record dates and aggregate and pay such distributions monthly. With the authorization of our board of directors, we declared distributions to our stockholders and Hines Global REIT Associates Limited Partnership (“HALP”) for the period from October 20, 2009 through December 31, 2011. These distributions were calculated based on stockholders of record for each day in an amount equal to $0.00191781 per share, per day.

As a result of market conditions and our goal of increasing our distribution coverage with cash flow from operations, we have declared distributions for the months of January 2012 through June 2013 at an amount equal to $0.0017808 per share, per day, which was a decrease from the amount per share, per day that was declared for the period from October 20, 2009 through December 31, 2011.

In our initial quarters of operations, and from time to time thereafter, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We funded 100% of total distributions for 2010, 53% of total distributions for 2011 and 50% of total distributions for the year ended December 31, 2012 with cash flows from financing activities, which include proceeds from our Initial Offering and proceeds from our debt financings. See “Item 7. Management’s Discussion and Analysis of  Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” for additional information regarding our distributions.

In April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it for each quarter in 2012 and 2013 to the extent that our modified funds from operations (“MFFO”), as disclosed in each quarterly report, for a particular quarter amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. This fee waiver is not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. As a result of this fee waiver, our Advisor waived asset management fees of $8.6 million payable to it during the year ended December 31, 2012.

Tax Status

We have elected to be treated as a REIT under the Code. Our management believes that we operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2012, 2011 and 2010 in the accompanying consolidated financial statements.  In 2012, 2011 and 2010, income tax expense recorded by the Company was primarily comprised of foreign income taxes related to the operation of its international properties.

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

We believe Hines’ extensive real estate experience and depth and breadth of its organization of 3,300 employees located in 72 cities across the United States and 17 foreign countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. Of the Company’s total rental revenue for the year ended December 31, 2012, approximately 10% was earned from a tenant in the accounting industry who has leases that expire in 2016, 2019 and 2024.

Of the Company’s total rental revenue for the years ended December 31, 2011, approximately 17% was earned from a tenant in the accounting industry who has leases that expire in 2016, 2019 and 2024, approximately 11% was earned from a tenant in the legal services industry whose lease expires in 2016, and approximately 11% was earned from a tenant in the education services industry whose lease expires in 2019.

Of the Company’s total rental revenue for the year ended December 31, 2010, approximately 12% was earned from a tenant in the telecom industry, whose lease expired in 2012 and was not renewed, and approximately 10% was earned from a tenant in the accounting industry who has leases that expire in 2016 and 2024.

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

Risks Related to Our Business in General

Delays in purchasing properties or making other real estate investments with the proceeds received from our public offerings may result in a lower rate of return to investors.

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

We expect to invest proceeds we receive from our public offerings in short-term, highly-liquid investments until we use such funds in our operations. The income we earn on these temporary investments is not substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay for fees and expenses in connection with our public offerings and distributions. Therefore, delays in investing proceeds we raise from our public offerings could impact our ability to generate cash flow for distributions.

Continued disruptions in the global financial markets and uncertain economic conditions could adversely affect commercial real estate values and our ability to secure debt financing and service future debt obligations, which could adversely impact our results of operations and our ability to pay distributions to our stockholders.

Despite improved access to capital for some market participants, the capital and credit markets continue to be affected by the extreme volatility and disruption of recent years, and the health of the global capital markets remains a concern. The financial industry has been experiencing improved earnings, but the continuing relatively low-growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized. The downgrade of the U.S. government's credit rating in 2011 has increased these concerns, especially for the larger banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans. However, as these loans reach maturity, there is the potential for future credit losses. The FDIC has characterized a substantial number of financial institutions as “troubled,” and the threat of more bank closings continues to weigh on the financial markets. Liquidity in the global credit market has been reduced by market disruptions, and new lending is expected to remain subdued in the near term. We have relied in part on debt financing to finance our investments. As a result of the uncertainties in the credit market, we may not be able to refinance our existing indebtedness or obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets. Further disruptions in the financial markets and continued uncertain economic conditions could adversely affect the values of our investments and could make it more difficult to sell any of our investments at attractive prices if we determine to do so. These disruptions in the markets and corresponding economic uncertainty may adversely impact our results of operations and our ability to pay distributions to our stockholders and may result in a decrease in the value of our stockholders' investment.

Yields on and safety of deposits may be lower due to the extensive decline in the financial markets.

Until we invest the proceeds of our public offerings in real properties and other real estate investments, we may hold those funds in investments, including money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. Continued or unusual declines in the financial markets could result in a loss of some or all of these funds. In particular, money market funds have recently experienced intense redemption pressure and have had difficulty satisfying redemption requests. As such, we may not be able to access the cash in our money market investments. In addition, current yields from these investments are minimal.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The Federal Deposit Insurance Corporation, or FDIC, only insures amounts up to $250,000 per depositor. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose any amounts of our deposits over federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders' investments.

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

We expect our income, if any, to consist almost solely of our share of the Operating Partnership's income, and the cash available for the payment of distributions by us to our stockholders will consist of our share of cash distributions made by the Operating Partnership. As the general partner of the Operating Partnership, we will determine the amount of any distributions made by the Operating Partnership. However, we must consider a number of factors in making such distributions, including:

•	the amount of the cash available for distribution;

•	the impact of such distribution on other partners of the Operating Partnership;

•	the Operating Partnership's financial condition;

•	the Operating Partnership's capital expenditure requirements and reserves therefore; and

•	the annual distribution requirements contained in the Code necessary to qualify and maintain our qualification as a REIT.

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

We are Hines' second publicly-offered real estate investment vehicle. We collectively refer to real estate joint ventures, funds and programs as investment vehicles. All but one of the previous investment vehicles of Hines and its affiliates were conducted through privately-held entities not subject to either the up-front commissions, fees and expenses associated with our public offerings or all the laws and regulations that govern us, including reporting requirements under the federal securities laws and tax and other regulations applicable to REITs. Hines' first public fund is concentrating primarily on office buildings in the United States, whereas we have invested and expect to continue to invest internationally and in a broader array of property types as well as in debt and other instruments.

The past performance of other investment vehicles sponsored by Hines or its affiliates may not be indicative of our future results, and we may not be able to successfully operate our business and implement our investment strategy, which may be different in a number of respects from the operations previously conducted by Hines. In addition, Hines has limited experience in acquiring and operating certain types of real estate investments that we may acquire as a significant amount of real estate investments that have been made by Hines' other investment vehicles have consisted of acquisitions and development of office or industrial properties or land. We may therefore need to use third parties to source or manage investments in which Hines has limited experience. In addition, a significant portion of Hines' other programs and investments involve development projects. Although we have invested in development projects, we do not anticipate that a significant portion of the proceeds from our public offerings will be invested in development projects. As a result of all of these factors, our stockholders should not rely on the past performance of other investment vehicles sponsored by Hines and its affiliates to predict or as an indication of our future performance.

Our success will be dependent on the performance of Hines as well as key employees of Hines.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of Hines and its affiliates as well as key employees of Hines in the discovery and acquisition of investments, the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. Our board of directors and the Advisor have broad discretion when identifying, evaluating and making investments with the proceeds of our public offerings. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. We will rely on the management ability of Hines and the oversight of our board of directors as well as the management of any entities or ventures in which we invest. We may not be able to retain our key employees. For example, Charles N. Hazen, our former Chief Executive Officer and President, resigned from these positions effective March 15, 2013. Sherri W. Schugart succeeded Mr. Hazen in these positions as of the same date. In connection with Ms. Schugart's new roles, Ms. Schugart resigned from her current role as Chief Operating Officer and this role has remained vacant following her resignation. To the extent we are unable to retain and/or find qualified successors for key employees that depart the Company, our results of operations may be adversely impacted. Our officers and the management of the Advisor also serve in similar capacities for numerous other entities. If Hines (or any of its key employees) is distracted by these other activities or suffers from adverse financial or operational problems in connection with its operations unrelated to us, the ability of Hines and its affiliates to allocate time and/or resources to our operations may be adversely affected. If Hines is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted. We will not provide key-man life insurance policies for any of Hines' key employees.

Terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate our operations and our profitability.

Terrorist attacks and other acts of violence, civilian unrest or war may negatively affect our operations and our stockholders' investment in our shares. We may acquire real estate investments located in or that relate to real estate located in areas that are susceptible to attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. Further, even if we do obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism in the areas in which we acquire properties or other real estate investments could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans.

The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or our stockholders' investment. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in or damage to, the United States and worldwide financial markets and economy. They also could result in a continuation of the current economic uncertainty in the United States or abroad. Our revenues will be dependent upon the payment of rent and the return of our other investments which may be particularly vulnerable to uncertainty in the local economy. Increased economic volatility could adversely affect our tenants' ability to pay rent or the return on our other investments or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

Risks Related to Investments in Real Estate

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area.  An investment in our common stock will therefore be subject to greater risk to the extent that we lack a geographically diversified portfolio.  For example, based on our pro-rata share of the estimated market value of the real estate investments in which we owned interests as of December 31, 2012 including the effects of Mercedes Benz Bank, 465 Victoria and One Westferry Circus, which were acquired subsequent to December 31, 2012, approximately 17% of our portfolio consists of three properties located in Minneapolis, Minnesota and 11% of our portfolio consists of properties located in London, England. Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets. Please see “Item 2. Properties — Market Concentration.”

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in these industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on our pro rata share of space leased to tenants as of December 31, 2012 including the effects of Mercedes Benz Bank, 465 Victoria and One Westferry Circus, which were acquired subsequent to December 31, 2012, 18% of our space is leased to tenants in the transportation and warehousing industry, 15% is leased to tenants in the retail industry, 12% is leased to tenants in the manufacturing industry, and 12% is leased to tenants in the finance and insurance services industry. Please see “Item 2. Properties — Industry Concentration.”

We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. For example, of our total revenue for the year ended December 31, 2012, approximately 10% was earned from a tenant in the accounting industry, who has leases that expire in 2016, 2019, and 2024.

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

Generally, under U.S. bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant's bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full. In addition, while the specifics of the bankruptcy laws of international jurisdictions may differ from the U.S. bankruptcy laws described herein, the bankruptcy or insolvency of a significant tenant or a number of smaller tenants at any of the international properties we may acquire, may similarly adversely impact our operations and our ability to pay distributions.

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

By owning our shares, stockholders will be subjected to significant risks associated with owning and operating real estate investments. The performance of their investment in Hines Global will be subject to such risks, including:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing;

•	changes in property level operating expenses due to inflation or otherwise;

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes;

•	changes to existing environmental regulations to address, among other things, climate change; and

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

International, national, regional and local economic climates have been adversely affected by the slow job growth of recent years. To the extent any of the adverse conditions described above occurs in the specific markets in which we operate, market rents, occupancy rates and our ability to collect rents from our tenants will likely be affected and the value of our properties may decline. We could also face challenges related to adequately managing and maintaining our properties, should we experience increased operating cost and as a result, we may experience a loss of rental revenues. Any of these factors may adversely affect our business, results of operations, cash flows and financial condition, our ability to make distributions to our stockholders and the value of their investment.

Our use of borrowings to partially fund acquisitions and improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow.

We are relying and intend to continue to rely in part on borrowings under any credit facilities and other external sources of financing to fund the costs of new investments, capital expenditures and other items. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover required debt service payments and that we will be unable to meet other covenants or requirements in the credit agreements.

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

We have invested in properties historically used for industrial, manufacturing and commercial purposes. These properties are more likely to contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Leasing properties to tenants that engage in industrial, manufacturing, and commercial activities will cause us to be subject to increased risk of liabilities under environmental laws and regulations. The presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

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

Any properties we acquire will be subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. We anticipate that most of our leases will generally provide that the property taxes or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.

Our costs associated with complying with the Americans with Disabilities Act of 1990 (the "ADA") may affect cash available for distributions.

Any domestic properties we acquire will generally be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We may not acquire properties that comply with the ADA or we may not be able to allocate the burden on the seller or other third-party, such as a tenant, to ensure compliance with the ADA in all cases. Foreign jurisdictions may have similar requirements and any funds we use for ADA or similar compliance may affect cash available for distributions and the amount of distributions to our stockholders.

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

We have invested, and may continue to invest, in properties on which developments or improvements are to be constructed or completed and we may experience delays in the development of our real properties, such delay could adversely affect our stockholders' returns. When properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months or longer to complete construction, to rent available space, and for rent payments to commence. Therefore, we may not receive any income from these properties and our ability to pay distributions to our stockholders could suffer. If we are delayed in the completion of any such construction project, our tenants may have the right to terminate preconstruction leases for space at such newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly-constructed projects. Furthermore, the price we agree to pay for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of the real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

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

Leases with retail properties' tenants may restrict us from re-leasing space.

Most leases with retail tenants contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property.

Recent disruptions in the financial markets could adversely affect the multifamily property sector's ability to obtain financing and credit enhancement from Fannie Mae and Freddie Mac, which could adversely impact us if we attempt to secure financing through Fannie Mae and Freddie Mac for additional investments in multifamily residential properties.

We have invested in multifamily residential property development projects.  Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector. Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for significant amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, the U.S. Congress and Treasury undertook a series of actions to stabilize these government-sponsored enterprises and the financial markets. Pursuant to legislation enacted in 2008, the U.S. government placed both Fannie Mae and Freddie Mac under its conservatorship.

Currently, Fannie Mae and Freddie Mac remain active multifamily lenders. With respect to our multifamily residential property investments through December 31, 2012, we have not secured any financing through Fannie Mae and Freddie Mac, but we may seek to do so in the future. There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac. Should Fannie Mae and Freddie Mac have their mandates changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to the multifamily sector, it would significantly reduce our access to such debt capital and/or increase borrowing costs. If new U.S. government regulations heighten Fannie Mae's and Freddie Mac's underwriting standards, adversely affect interest rates and reduce the amount of capital they can make available to the multifamily sector, it could have a material adverse effect on both the multifamily sector and our access to funding in connection with the acquisition and maintenance of such properties. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector's derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, with respect to our investments in multifamily residential properties, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could:

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

We expect that substantially all of our multifamily community leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

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

These factors generally have contributed to lower rental rates. If these factors do not improve or worsen, our results of operations, financial condition and ability to make distributions to our stockholders may be adversely affected.

In connection with the recent credit market disruptions and economic slowdown, our investments in multifamily residential properties may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.

We will face significant competition with respect to our investments in multifamily residential properties.  Any multifamily communities we invest in may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area because of the tightening of mortgage lending underwriting criteria, homeowner foreclosures, the decline in single-family home and condominium sales and the lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

The multifamily residential properties in which we invest must comply with the Fair Housing Amendment of 1988.

The multifamily residential properties in which we invest domestically must comply with the Fair Housing Amendment Act of 1988, or FHAA, which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys' fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

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

Real estate investment transaction volume increased during 2010, 2011 and 2012, and estimated going-in capitalization rates, or cap rates (ratio of the net projected operating income of a property in its initial fiscal year divided by the net purchase price), have fallen relative to their post-recession peaks in late 2009.  As we enter 2013, there continues to be a significant amount of investment capital pursuing high-quality, well-located assets that generate stable cash flows, causing aggressive competition and pricing for assets which match our investment strategy.  This may continue to drive prices higher, resulting in lower cap rates and returns. To the extent we purchase real estate in the future in this environment, we are subject to the risks that the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets if the real estate market ceases to attract the same level of capital investment in the future as it has recently attracted, or if the number of companies seeking to acquire such assets decreases. If any of these circumstances occur or the values of our investments are otherwise negatively affected, the value of an investment in our common stock may be lower.

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

We may provide bridge loans secured by first lien mortgages on properties to borrowers who are typically seeking short-term capital in connection with acquisitions, developments or refinancings of real estate. In connection with such investments, there is a risk that the borrower may not achieve its investment objectives and that we may therefore not recover some or all of our investment in such bridge loans. For example, if we provide a bridge loan to a borrower who has identified an undervalued asset, either due to mismanagement of the underlying assets or as a result of what the borrowers deems to be a recovering market, and the market in which such asset is located fails to recover according to the borrower's projections, or if the borrower fails to improve the quality of the asset's management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan.

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

Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as “non-investment grade.” Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers' credit history, the properties' underlying cash flow or other factors. Therefore, non-conforming and investment loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may adversely impact our business, results of operations, cash flows and financial ability and our ability to make distributions to our stockholders and value of their investment.

We may invest in commercial mortgage-backed securities, or CMBS, which are subject to all of the risks of the underlying mortgage loans and the additional risks of the securitization process.

CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security's effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market's perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties.

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

The debt investments we may make in connection with privately negotiated transactions may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine loans we may purchase in the future will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower's default.

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

•
existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person's or company's country of origin;

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

•	general political and economic instability in certain regions;

•	the potential difficulty of enforcing obligations in other countries; and

•	Hines' limited experience and expertise in foreign countries relative to its experience and expertise in the United States.

Investments in properties or other real estate investments outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.

Revenues generated from any properties or other real estate investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders' equity.

Changes in foreign currency exchange rates used to value a REIT's foreign assets may be considered changes in the value of the REIT's assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.

Inflation in foreign countries, along with government measures to curb inflation, may have an adverse effect on our investments.

Certain countries have in the past experienced extremely high rates of inflation. Inflation, along with governmental measures to curb inflation, coupled with public speculation about possible future governmental measures to be adopted, has had significant negative effects on these international economies in the past and this could occur again in the future. The introduction of governmental policies to curb inflation can have an adverse effect on our business. High inflation in the countries in which we purchase real estate or make other investments could increase our expenses and we may not be able to pass these increased costs onto our tenants.

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

Hines Global owned a 99.99% general partner interest in the Operating Partnership as of December 31, 2012. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. Hines Global REIT Associates Limited Partnership owns the Special OP Units in the Operating Partnership, which were issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

Stockholders do not have preemptive rights to acquire any shares issued by us in the future. Therefore, investors purchasing our common shares may experience dilution of their equity investment if we:

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

Our stockholders do not have preemptive rights. If we continue to issue additional shares in the Second Offering, engage in a subsequent offering of common shares or securities convertible into common shares, issue additional shares pursuant to our distribution reinvestment plan or otherwise issue additional shares, investors who purchase shares in the Offering who do not participate in those other stock issuances will experience dilution in their percentage ownership of our outstanding shares. Furthermore, stockholders may experience a dilution in the value of their shares depending on the terms and pricing of any share issuances (including the shares being sold in the Offering) and the value of our assets at the time of issuance.

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

Hines' ability to cause the Operating Partnership to purchase the Special OP Units and any other OP Units that it or its affiliates hold in connection with the termination of our Advisory Agreement may deter us from terminating our Advisory Agreement.

Under certain circumstances, if we are not advised by an entity affiliated with Hines, Hines or its affiliates may cause the Operating Partnership to purchase some or all of the Special OP Units or any other OP Units then held by such entities. Under these circumstances if the amount necessary to purchase Hines' and its affiliates' interests in the Operating Partnership is substantial, these rights could discourage or deter us from terminating our Advisory Agreement under circumstances in which we would otherwise do so.

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

Our board of directors determines our major policies, including our policies regarding acquisitions, dispositions, financing, growth, debt capitalization, REIT qualification, redemptions and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our articles, our stockholders have a right to vote only on limited matters. Our board of directors' broad discretion in setting policies and the inability of our stockholders to exert control over those policies increases the uncertainty and risks they face, especially if our board of directors and our stockholders disagree as to what course of action is in the best interests of our stockholders.

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
We are not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and therefore we will not be subject to the requirements imposed on an investment company by the Investment Company Act which may limit or otherwise affect our investment choices.

Hines Global, our Operating Partnership, and our subsidiaries will conduct our businesses so that none of such entities are required to register as “investment companies” under the Investment Company Act. Although we could modify our business methods at any time, at the present time we expect that the focus of our activities will involve investments in real estate, buildings, and other assets that can be referred to as “sticks and bricks” and in other real estate investments and will otherwise be considered to be in the real estate business.

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
These and other requirements are intended to provide benefits and/or protections to security holders of investment companies. Because we and our subsidiaries do not expect to be subject to these requirements, our stockholders will not be entitled to these benefits or protections. It is our policy to operate in a manner that will not require us to register as an investment company, and we do not expect or intend to register as an “investment company” under the Investment Company Act.
Whether a company is an investment company can involve analysis of complex laws, regulations and SEC staff interpretations. Hines Global and the Operating Partnership intend to continue to conduct operations so as not to become subject to regulation as an investment company under the Investment Company Act. So long as Hines Global conducts its businesses directly and through its Operating Partnership and its wholly-owned or majority-owned subsidiaries that are not investment companies and none of Hines Global, the Operating Partnership and the wholly-owned or majority-owned subsidiaries hold themselves out as being engaged primarily in the business of investing in securities, Hines Global will not have to register. The securities issued by any subsidiary that is excepted from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other “investment securities” (as used in the Investment Company Act) its parent may own, may not meet the standards of the 40% test. In other words, even if some interests in other entities were deemed to be investment securities, so long as such investment securities do not comprise more than 40% of an entity's assets, the entity will not be required to register as an investment company. If an entity held investment securities and the value of these securities exceeded 40% of the value of its total assets, and no other exemption from registration was available, then that entity might be required to register as an investment company.
We do not expect that we, the Operating Partnership, or other subsidiaries will be an investment company because we will seek to assure that holdings of investment securities in any such entity will not exceed 40% of the total assets of that entity as calculated under the Investment Company Act. In order to operate in compliance with that standard, each entity may be required to conduct its business in a manner that takes account of these provisions. We, our Operating Partnership, or a subsidiary could be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain, if we deem it necessary to remain in compliance with the 40% test. In addition, we may also have to forgo opportunities to acquire certain investments or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase, if we deem it necessary to remain in compliance with the 40% test. For example, these restrictions will limit the ability of our subsidiaries to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of mortgage loans, debt and equity tranches of securitizations and certain asset backed securities and real estate companies or in assets not related to real estate.

If Hines Global, the Operating Partnership or any subsidiary owns assets that qualify as “investment securities” as such term is defined under the Investment Company Act and the value of such assets exceeds 40% of the value of its total assets, the entity could be deemed to be an investment company. In that case the entity would have to qualify for an exemption from registration as an investment company in order to operate without registering as an investment company. Certain of the subsidiaries that we may form in the future could seek to rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of that Act, which is available for, among other things, entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of an entity's portfolio must be comprised of qualifying assets and at least another 25% of such entity's portfolio must be comprised of real estate-related assets (as such terms are used under the Investment Company Act) and no more than 20% of such entity's portfolio may be comprised of miscellaneous assets. Qualifying assets for this purpose include certain mortgage loans and other assets, such as whole pool agency residential mortgage backed securities, or, RMBS, that the SEC staff, in various no-action letters, has determined are the functional equivalent of mortgage loans for the purposes of the Investment Company Act. We intend to treat as real estate-related assets non-agency RMBS, CMBS, debt and equity securities of companies primarily engaged in real estate businesses, agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets.

We may in the future organize one or more subsidiaries that seek to rely on the Investment Company Act exemption provided to certain structured financing vehicles by Rule 3a-7. To the extent that we organize subsidiaries that rely on Rule

3a-7 under the Investment Company Act for an exemption from the Investment Company Act, these subsidiaries will need to comply with the restrictions contained in this Rule. In general, Rule 3a-7 exempts from the Investment Company Act issuers that limit their activities as follows:

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

•
the issuer acquires and disposes of eligible assets (1) only in accordance with the agreements pursuant to which the securities are issued, (2) so that the acquisition or disposition does not result in a downgrading of the issuer's fixed income securities and (3) the eligible assets are not acquired or disposed of for the primary purpose of recognizing gains or decreasing losses resulting from market value changes; and

•
unless the issuer is issuing only commercial paper, the issuer appoints an independent trustee, takes reasonable steps to transfer to the trustee an ownership or perfected security interest in the eligible assets, and meets rating agency requirements for commingling of cash flows.

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
In addition to the exceptions and exemptions discussed above, we, the Operating Partnership and/or our subsidiaries may rely upon other exceptions and exemptions, including the exemptions provided by Section 3(c)(6) of the Investment Company Act (which exempts, among other things, parent entities whose primary business is conducted through majority-owned subsidiaries relying upon he exemption provided by Section 3(c)(5)(C) discussed above) from the definition of an investment company and the registration requirements under the Investment Company Act.
There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including actions by the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the exceptions discussed above or other exemptions from the definition of an investment company under the Investment Company Act upon which we may rely, we may be required to adjust our strategy accordingly.

If Hines Global or the Operating Partnership is required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce our stockholders' investment return or impair our ability to conduct our business as planned.

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

We have limited rights to specific investment opportunities located by Hines. Our right to participate in Hines' investment allocation process will terminate once we have fully invested the proceeds of our public offerings or if we are no longer advised by an affiliate of Hines. For investment opportunities not covered by this allocation procedure, Hines will decide in its discretion, subject to any priority rights it grants or has granted to other Hines-managed or otherwise affiliated investment vehicles, how to allocate such opportunities among us, Hines and other investment vehicles. Because we do not have a right to accept or reject any investment opportunities before Hines or one or more Hines investment vehicles have the right to accept such opportunities, and are otherwise subject to Hines' discretion as to the investment opportunities we will receive, we may not be able to review and/or invest in opportunities which we would otherwise pursue if we were the only investment vehicles sponsored by Hines or had a priority right in regard to such investments. We are subject to the risk that, as a result of the conflicts of interest between Hines, us and other investment vehicles sponsored or managed by or affiliated with Hines, and the priority rights Hines has granted or may in the future grant to any such other investment vehicles, we may not be offered favorable investment opportunities located by Hines when it would otherwise be in our best interest to accept such investment opportunities, and our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment may be adversely impacted thereby.

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

We do not have employees. Pursuant to a contract with Hines, we rely on employees of Hines and its affiliates to manage and operate our business and they are contractually bound to devote the time and attention reasonably necessary to conduct our business in an appropriate manner. Our officers and the officers and employees of our Advisor, Hines and its affiliates hold similar positions in numerous entities and they may from time to time allocate more of their time to service the needs of such entities than they allocate to servicing our needs. Hines is not restricted from acquiring, developing, operating, managing, leasing or selling real estate through entities other than us and Hines will continue to be actively involved in real estate operations and activities other than our operations and activities. Hines currently controls and/or operates other entities that own properties in many of the markets in which we will seek to invest. Hines spends a material amount of time managing these properties and other assets unrelated to our business. We lack the ability to manage it without the time and attention of Hines' employees.

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

Hines and the Advisor manage our day-to-day operations and properties pursuant to an advisory agreement. This agreement was not negotiated at arm's length and certain fees payable by us under such agreement are paid regardless of our performance.

Hines and its affiliates may encounter conflicts of interest with respect to position as to matters relating to this agreement. Areas of potential conflict include the computation of fees and reimbursements under such agreements, the enforcement, renewal and/or termination of the agreements and the priority of payments to third parties as opposed to amounts paid to affiliates of Hines. These fees may be higher than fees charged by third parties in an arm's-length transaction as a result of these conflicts.

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

We believe that the Operating Partnership will be treated as a partnership, and not as an association or a publicly traded partnership for federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or repurchase of partnership units in the Operating Partnership. However, if the Internal Revenue Service successfully determined that the Operating Partnership should be taxed as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute non-deductable distributions in computing the Operating Partnership's taxable income. In addition, we could fail to qualify as a REIT and the imposition of a corporate tax on the Operating Partnership would reduce our amount of cash available for distribution to our stockholders.

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

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT's capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT's existence.

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

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts or estates is currently 20% (commencing in 2013). Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in our common shares to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of our common shares.

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

We may invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation. Failure to qualify as a REIT may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity's ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.

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

Risks Related to ERISA

If our assets are deemed to be plan assets under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the Advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. If the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, potential investors should consult with their legal and other advisors concerning the impact of ERISA and the Code on such investors' investment and our performance.

There are special considerations that apply to pension or profit sharing trusts or individual retirement accounts ("IRAs") investing in our common stock.

If a stockholder is investing the assets of an IRA, pension, profit sharing, 401(k), Keogh or other qualified retirement plan, they should satisfy themselves that:

•	their investment is consistent with their fiduciary obligations under ERISA and the Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan's investment policy;

•	their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	their investment will not impair the liquidity of the plan or IRA;

•	their investment will not produce “unrelated business taxable income” for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

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

The Second Offering is a fixed price offering and the offering price will not accurately represent the current value of our assets at any particular time; therefore the purchase price that stockholders pay for shares of our common stock may be higher than the value of our assets per share of our common stock at the time of the purchase.

The Second Offering is a fixed price offering, which means that the price for shares of our common stock in the offering is fixed and does not vary based on the underlying value of our assets at any time. Our board of directors determined the offering price in its sole discretion and is ultimately and solely responsible for establishing the fixed offering price for shares of our common stock in the Second Offering. Please see “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” for a description of how our board of directors determined the offering price.
The fixed offering price established for shares of our common stock in the Second Offering may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at any time. In addition, the fixed offering price may not be indicative of either the price our stockholders would receive if they sold their shares, the price at which shares of our common stock would trade if they were listed on a national securities exchange or if we were liquidated or dissolved. Similarly, the amount our stockholders may receive upon redemption of their shares, if they determine to participate in our share redemption program, may be less than the amount they paid for the shares, regardless of any increase in the underlying value of any assets we own.

We have not identified any specific assets to acquire or investments to make with all of the proceeds of our public offerings and our stockholders do not have the opportunity to evaluate our future investments prior to purchasing shares of our common stock.

As of December 31, 2012, we owned interests in 25 real estate investments. Our stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments prior to purchasing shares of our common stock. In addition, our investment policies and strategies are very broad and permit us to invest in all types of properties and other real estate investments. Our stockholders must rely on the Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because our stockholders cannot evaluate our future investments in advance of purchasing shares of our common stock, an investment in Hines Global may entail more risk than other types of offerings. This additional risk may hinder our stockholders' ability to achieve their personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

The Second Offering is being conducted on a “best efforts” basis, and the risk that we will not be able to accomplish our business objectives, and that the poor performance of a single investment will materially adversely affect our overall investment performance, will increase if only a small number of shares are purchased in the Second Offering.

Our common shares are being offered on a “best efforts” basis and no individual, firm or corporation has agreed to purchase any of our common shares in the Second Offering. If we are unable to sell all of the shares being offered in the Second Offering, we will likely make fewer investments, resulting in less diversification in terms of the numbers and types of investments we own and the geographic areas in which our investments or the properties underlying our investments are located which would make it more difficult for us to accomplish our business objectives. In addition, the fewer investments we make, the greater the likelihood that any single investment's poor performance would materially adversely affect our overall investment performance.

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

In our initial quarters of operations, and from time to time thereafter, our cash flows from operations may be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source when we do not have sufficient cash flow from operations to fund such distributions.  We may choose to use advances, deferrals or waivers of fees, if available, from the Advisor or affiliates, borrowings and/or proceeds from our public offerings or other sources to fund distributions to our stockholders. The Advisor has agreed to waive the asset management fee otherwise payable to it pursuant to our Advisory Agreement for each quarter in 2012 and 2013, to the extent that our MFFO as disclosed in each quarterly report, for a particular quarter amounts to less than 100% of the aggregate distributions declared for such quarter.

However, the Advisor and affiliates are under no obligation to advance funds to us or to defer or waive fees in order to support our distributions. For example, we funded 100% of total distributions for 2010, 53% of total distributions for 2011 and 50% of total distributions for the year ended December 31, 2012 with cash flows from financing activities, which include proceeds from our Initial Offering and proceeds from our debt financings. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from this offering, cash advances by our Advisor and cash resulting from a waiver or deferral fees. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings, to fund distributions, then we will have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, and our stockholders overall return may be reduced and it may result in the dilution of our stockholders' investment. In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders' interest in Hines Global. Furthermore, to the extent distributions exceed cash flows from operations, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain.

We have reduced our distribution rate and cannot guarantee that distributions will continue to be paid at the current rate or at all.

Commencing with distributions for the month of January 2012, as a result of market conditions and our goal of increasing our distribution coverage, our board of directors declared distributions in an amount equal to $0.0017808 per share, per day. This amount, which our board of directors has continued to declare through June 2013, was a decrease from the distribution amount of $0.00191781 per share, per day, which had been declared by our board of directors in each prior quarter since October of 2009. There can be no assurance that the current distribution rate will be maintained.

If we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and our stockholders' overall return may be reduced.

Our organizational documents permit us to make distributions from any source and we may choose to continue to pay distributions when we do not have sufficient cash flow from operations to fund such distributions. If we fund distributions from borrowings or the net proceeds from our public offerings, as we did in our initial quarters of operations, we will have less funds available for acquiring properties and other investments, and our stockholders' overall return may be reduced.

Payments to the holder of the Special OP Units or any other OP Units will reduce cash available for distribution to our stockholders.

An affiliate of Hines has received OP Units in return for its $190,000 contribution to the Operating Partnership. The Advisor or its affiliates may also choose to receive OP Units in lieu of certain fees. The holders of all OP Units will be entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the OP Units will reduce the cash available for distribution to our stockholders. In addition, Hines Global REIT Associates Limited Partnership, the holder of the Special OP Units, will be entitled to cash distributions, under certain circumstances, including from sales of our real estate investments, refinancings and other sources, which may reduce cash available for distribution to our stockholders and may negatively affect the value of our shares of common stock. Furthermore, under certain circumstances the Special OP Units and any other OP Units held by Hines or its affiliates are required to be repurchased, in cash at the holder's election and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, or other sources to make the payment, which will reduce cash available for distribution to our stockholders.

Our stockholders' ability to have their shares redeemed is limited under our share redemption program, and if they are able to have their shares redeemed, it may be at a price that is less than the price they paid for the shares and the then-current market value of the shares.

Our share redemption program contains significant restrictions and limitations. For example, only stockholders who purchase their shares directly from us or who received their shares through a non-cash transaction, not in the secondary market, are eligible to participate, and stockholders must generally hold their shares for a minimum of one year before they can participate in our share redemption program. In addition, our share redemption program generally provides that only funds received from the prior month's distribution reinvestment plan may be used in the subsequent month to redeem shares. Our board of directors may terminate, suspend or amend the share redemption program upon 30 days' written notice without stockholder approval. The redemption price our stockholders may receive upon any such redemption may not be indicative of the price our stockholders would receive if our shares were actively traded or if we were liquidated, and our stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program or to third parties at a price that reflects the then current market value of the shares or at all.

The actual value of shares that we redeem under our share redemption program may be substantially less than what we pay.

Under our share redemption program, shares currently may be repurchased at varying prices depending on the number of years the shares have been held and whether the redemptions are sought upon a stockholder's death or disability. Although the offering price per share for our Second Offering represents the most recent price at which most investors are willing to purchase such shares, it will not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, when we repurchase shares of our common stock at the offering price or at a percentage of the offering price, the actual value of the shares that we repurchase may be less, and, if so, then the repurchase will be dilutive to our remaining stockholders.

Our stockholders will not have the benefit of an independent due diligence review in connection with the Offering and, if a conflict of interest arises between us and Hines, we may incur additional fees and expenses.

Because the Advisor and Hines Securities, Inc., (the “Dealer Manager”) are affiliates of Hines, our stockholders will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with a securities offering. In addition, Greenberg Traurig, LLP has acted as counsel to us, the Advisor and our Dealer Manager in connection with the Offering and, therefore, investors will not have the benefit of a due diligence review and investigation that might otherwise be performed by independent counsel which increases the risk of their investment. If any situation arises in which our interests are in conflict with those of our Dealer Manager or its affiliates, and we are required to retain additional counsel, we will incur additional fees and expenses.

The fees we pay in connection with the Offering and the agreements entered into with Hines and its affiliates were not determined on an arm's-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to our Advisor, Dealer Manager, Hines and other affiliates for services they provide us was not determined on an arm's-length basis. All service agreements, contracts or arrangements between or among Hines and its affiliates, including the Advisor and us, were not negotiated at arm's-length. Such agreements include our Advisory Agreement, our Dealer Manager Agreement, and any property management and leasing agreements. A third party unaffiliated with Hines may be willing and able to provide certain services to us at a lower price.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We make real estate investments directly and through entities wholly-owned by the Operating Partnership, or indirectly through other entities. As of December 31, 2012, we owned interests in 25 real estate investments which contain, in the aggregate, 7.5 million square feet of leasable space that was 94% leased.

The following table provides additional information regarding each of the properties we owned an interest in as of December 31, 2012 and includes the acquisitions of Mercedes Benz Bank, 465 Victoria and One Westferry Circus which were acquired during February 2013:

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased
Domestic Office Investments
17600 Gillette	Irvine, California	Office	6/2010; $20.4	13.4%	98,925	100%
Hock Plaza	Durham, North Carolina	Office	9/2010; $97.9	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	Office	11/2010; $185.0	7.4%	698,783	97%
250 Royall	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	95%
9320 Excelsior	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	282,773	100%
Total for Domestic Office Investments					2,379,973	98%

Domestic Other Investments
Southpark	Austin, Texas	Industrial	10/2010; $31.2	8.5%	372,125	96%
Fisher Plaza	Seattle, Washington	Mixed-Use	12/2011; $160.0	7.9%	293,727	91%
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6 (4)	6.5%	380,276	96%
Total for Domestic Other Investments					1,046,128	95%

International Office Investments
Stonecutter Court	London, England	Office	3/2011; $145.6	6.8%	152,808	100%
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	85,740	100%
144 Montague	Brisbane, Australia	Office	4/2012; $91.3	8.7%	164,839	100%
100 Brookes St.	Brisbane, Australia	Office	7/2012; $67.6	10.5%	105,637	100%
Mercedes Benz Bank	Stuttgart, Germany	Office	2/2013; $70.3	8.8%	263,038	100%
465 Victoria	Sydney, Australia	Office	2/2013; $91.2	8.0%	171,352	97%
One West Ferry Circus	London, England	Office	2/2013; $124.0	7.4%	219,889	97%
Total for International Office Properties					1,163,303	99%

International Other Investments
Brindleyplace Project	Birmingham, England	Mixed-Use	7/2010; $282.5	7.0%	566,048	66%
FM Logistic	Moscow, Russia	Industrial	4/2011 $70.8	11.2%	748,578	100%
Poland Logistics Portfolio	Poland (5)	Industrial	03/2012 & 10/2012; $157.2 (6)	8.1%	2,266,404	95%
Total for International Other Investments					3,581,030	91%
Total for All Investments					8,170,434	95%	(7)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On December 31, 2012, the Company owned a 99.99% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. We own a 60% interest in the Brindleyplace Project through our investment in the Brindleyplace JV. See Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions for additional information on the Brindleyplace Project and the Brindleyplace JV.

(2)	For acquisitions denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on the acquisition date.

(3)
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

The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of each property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions, with respect to each property, that in-place tenants will continue to perform under their lease agreements during the 12 months following our acquisition of the property.  In addition, with respect to the Brindleyplace Project, Hock Plaza, Southpark, Fifty South Sixth, Fisher Plaza, the Poland Logistics Portfolio, the Minneapolis Retail Center, 465 Victoria, and One West Ferry Circus these include assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.  They also include assumptions, with respect to the Brindleyplace Project, that leases subject to rent reviews during the 12 months following our acquisition of the property would be adjusted to market rates.

(4)	The Minneapolis Retail Center was acquired in August of 2012 and the parking garage related to the Minneapolis Retail Center was acquired in December 2012.

(5)	The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(6)	The first four industrial parks in the Poland Logistics Portfolio were acquired in March 2012 and the fifth industrial park was acquired in October 2012.

(7)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 95%.

Other Real Estate Investments

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

•
@1377— @1377 (formerly referred to as the Ashford at Brookhaven Development) is a multi-family development project in Atlanta, Georgia, which is being developed by an affiliate of Hines. The estimated total cost of the project is expected to be $33.4 million and the project will consist of 215 units upon completion. Construction began in July 2012 and is expected to be completed by December 2013, although there can be no assurances as to when construction will be completed.

•
Ponce & Bird JV — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. The estimated total cost of the project is expected to be $65.6 million and the project will consist of 276 units upon completion. An affiliate of Hines owns the remaining 17% interest in this joint venture. Construction is expected to begin in April 2013 and is expected to be completed by September 2014, although there can be no assurances as to when construction will be completed.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to initially provide approximately $39.0 million of financing for real estate projects. Effective January 2013, we entered into an amended partnership agreement with Flagship Capital GP to increase the amount available for financing of real estate projects to $51.0 million. The joint venture has six loans receivable, totaling $31.4 million, outstanding as of December 31, 2012. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP.

Investment Type

Our portfolio is comprised of investments in a variety of real estate asset classes, including office, mixed-use, retail and industrial properties as well as multi-family development projects and real estate-related debt investments. The following chart depicts the percentage of our portfolio's investment types based on our pro-rata share of the estimated value of each of our investments as of December 31, 2012, and includes the effect of the acquisition of Mercedes Benz Bank, 465 Victoria and One Westferry Circus, which were acquired during February 2013. The estimated values of our real estate property investments were based on their appraised values as of December 31, 2012. Values of our multi-family development projects (which have not been completed) were based on their estimated cost at completion and values of our real estate-related debt investments were based on the amounts outstanding under each loan as of December 31, 2012. The estimated values of the three properties acquired during February 2013 were based on the contract purchase prices.

Lease Expirations

The following table lists our pro-rata share of the scheduled lease expirations for the year ended December 31, 2012 and for each of the years ending December 31, 2013 through December 31, 2022 and thereafter for all of the properties in which we owned an interest as of December 31, 2012, and includes the effect of the acquisition of Mercedes Benz Bank, 465 Victoria and One Westferry Circus, which were acquired during February 2013. The table also shows the approximate leasable square feet represented by the applicable lease expirations (1):

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	Percent of Total Annual Base Rental Income
Vacant	—	355,798	4.5%	$—	—%
2013	26	267,662	3.4%	$5,241,287	3.0%
2014	33	536,112	6.8%	$6,634,834	3.8%
2015	30	391,438	4.9%	$12,264,811	7.0%
2016	23	1,582,687	19.9%	$27,169,851	15.5%
2017	20	830,726	10.5%	$21,746,255	12.4%
2018	21	1,303,130	16.4%	$24,598,532	14.1%
2019	16	1,383,034	17.4%	$39,140,911	22.4%
2020	11	135,373	1.7%	$4,958,188	2.8%
2021	7	190,280	2.4%	$9,276,739	5.3%
2022	8	58,106	0.7%	$1,262,183	0.7%
Thereafter	31	905,679	11.4%	$22,808,469	13.0%

(1)	The table excludes amounts related to development projects or investments in real estate-related debt.

Market Concentration

The map below depicts the location of our real estate investments. With the effect of the three acquisitions we made during February 2013 taken into consideration, approximately 53% of our portfolio is located throughout the United States and 47% is located internationally (based on our pro rata share of the estimated value of each of the investments). The estimated values of our real estate property investments were based on their appraised values as of December 31, 2012. Values of our multi-family development projects (which have not been completed) were based on their estimated cost at completion and values of our real estate-related debt investments were based on the amounts outstanding under each loan as of December 31, 2012. The estimated values of Mercedes Benz Bank, 465 Victoria and One Westferry Circus, which were acquired during February 2013, were based on their contract purchase prices.

The following table provides a summary of the market concentration of our portfolio based on our pro-rata share of the estimated value of each of the investments in which we owned interests as of December 31, 2012, and includes the effect of the acquisition of Mercedes Benz Bank, 465 Victoria and One Westferry Circus, which were acquired during February 2013.

Market	Market Concentration (1)
Minneapolis, Minnesota	17%
London, England	11%
San Francisco, California	8%
Moscow, Russia	8%
Brisbane, Australia	7%
Birmingham, United Kingdom	7%
Boston, Massachusetts	7%
Seattle, Washington	7%
Durham, North Carolina	4%
Sydney, Australia	4%
Houston, Texas	4%
Warsaw, Poland	3%
Stuttgart, Germany	3%
Katowice, Poland	3%
Miami, Florida	2%
Austin, Texas	2%
Wroclaw, Poland	1%
Orange County, California	1%
Atlanta, Georgia	1%
Dallas, Texas	*
* Amount represents less than 1%.

(1)	Includes costs of development projects which have not been completed and investments in real estate-related debt.

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of the properties in which we owned interests based on our pro-rata share of their leased square footage as of December 31, 2012 and includes the effect of the acquisitions of Mercedes Benz Bank, 465 Victoria and One Westferry Circus, which were acquired during February 2013:

Industry	Industry Concentration (1)
Transportation and Warehousing	18%
Retail	15%
Manufacturing	12%
Finance and Insurance	12%
Other (2)	12%
Information	7%
Other Professional Services	6%
Legal	5%
Healthcare	5%
Accounting	4%
Oil & Gas	4%

(1)	Industry concentration does not include development projects and investments in real estate-related debt.

(2)
Other is made up of industries which are individually 3% or less of our portfolio and includes: administrative and support services, agriculture, arts, entertainment and recreation, construction, educational services, hospitality, other services, real estate, utilities and wholesale trade.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of April 1, 2013, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2012, we had 148.9 million common shares outstanding, held by a total of approximately 39,300 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.

On January 25, 2013, our board of directors established an offering price related to our Second Offering of $10.28 per share, which is an increase from our Initial Offering price of $10.00 per share and which was the offering price on December 31, 2012. In addition, we are offering shares of our common stock pursuant to our distribution reinvestment plan in our Second Offering at a price of $9.77 per share.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offerings in their effort to comply with FINRA Rule 5110, we disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we plan to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares and such statements should not be used for any other purpose. Although, as described below, our board of directors met in January 2013 and determined an estimated net asset value per share of $8.78 as of December 31, 2012, we have determined that for the purposes described above, the estimated value of our shares shall be deemed to be $10.28 per share as of the date of filing of this Annual Report on Form 10-K, as that is the price at which we are offering and selling shares of our common stock in our Second Offering. Although this deemed estimated value is the price paid to acquire a share in our Second Offering, this estimated value is not likely to reflect the proceeds our stockholders would receive upon our liquidation or upon the sale of our stockholders' shares because (i) this estimate is not designed to reflect the price at which properties and other assets can be sold; (ii) our proceeds invested in real estate are reduced by fees such as the commissions, dealer manager fee and issuer costs associated with the Second Offering; (iii) no public market for our shares exists or is likely to develop; and (iv) the offering price for our Second Offering is not a statement of our net asset value per share.

Under present FINRA rules, for up to 18 months after the Second Offering or any subsequent offerings of our common shares (other than offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership), we may use the offering price of shares in our most recent offering as the estimated value of a share of our common stock (unless we have sold assets and made special distributions to stockholders of net proceeds from such sales, in which case the estimated value of a share of our common stock will equal the offering price less the amount of those special distributions constituting a return of capital).

The following is a summary of the methodology used by our board of directors and our Advisor in determining the fixed offering price for our Second Offering.

We engaged WeiserMazars, LLP (“Weiser”), an independent third-party real estate advisory and consulting services firm, to provide appraised values of our domestic real estate property investments as of December 31, 2012. These appraisals were performed in accordance with Uniform Standards of Professional Appraisal Practice. Weiser has extensive experience in conducting appraisals and valuations on real properties and each of our appraisals was prepared by personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) designation.
Additionally, we engaged Knight Frank, LLP (“Knight Frank”), an independent third-party real estate advisory and consulting services firm, to provide appraised values of our international real estate investments as of December 31, 2012. These appraisals were performed in accordance with the professional standards as published by the Royal Institution of Chartered Surveyors, with the exception of our Australian real estate property investments, in which case the appraisals were performed in accordance with the Australian Property Institute and the International Valuation Standards.
We also engaged Jones Lang LaSalle, an independent third-party real estate advisory and consulting services firm, to perform valuations of our debt obligations as of December 31, 2012.

In establishing the fixed offering price of $10.28 per share, in addition to using the appraised values of our real estate property investments and values of our debt obligations, our board of directors also included in its determination the values of other tangible assets and liabilities such as cash, tenant and loan receivables, accounts payable and accrued expenses, distributions payable and other assets and liabilities, all of which were valued at cost. Our board of directors also took into consideration the costs and expenses associated with raising equity in connection with this offering and other fees and expenses related to making real estate investments. No liquidity discounts or discounts relating to the fact that we are externally managed were applied to the fixed offering price and no attempt was made to value Hines Global as an enterprise.
The aggregate appraised value of our real estate property investments was approximately $2,094 million, including amounts attributable to noncontrolling interests, which represents a 5.1% increase compared to the net purchase price of the real estate property investments of approximately $1,993 million, excluding closing costs, transaction fees and additional capital investments since acquisition. Of the 5.1% increase, 4.2% was due to appreciation of our real estate property investments and 0.9% of this increase was due to favorable movements in currency exchange rates since the acquisition of each of our international real estate property investments. The appraised values provided by Weiser and Knight Frank as described above were primarily determined using methodologies that are commonly used in the commercial real estate industry. For our domestic real estate property investments, these methodologies included discounted cash flow analyses and reviews of current, historical and projected capitalization rates for properties comparable to those owned by us and assume a two-year holding period for multifamily development projects and a 10-12 year holding period for the remaining domestic real estate property investments. Additionally, the multifamily development project appraisals included assumptions regarding projected construction completion and stabilization. For our international real estate investments, these methodologies included cash flow analyses and going-in capitalization rates for properties comparable to those owned by us. The tables below summarize the key assumptions that were used in the valuations of our real estate property investments:

	Range	Weighted Average
Domestic Real Estate Property Investments
Office/Industrial/Mixed-use/Retail
Exit capitalization rate	6.8% - 8.0%	7.3%
Discount rate/internal rate of return	6.5% - 9.0%	7.9%
Multi-Family
Exit capitalization rate	5.4% - 5.6%	5.5%
Discount rate/internal rate of return	12.0%	12.0%

International Real Estate Property Investments
Office/Industrial/Mixed-use
Going-in capitalization rate	6.3% - 10.5%	8.1%

Our board of directors determined the offering price by (i) utilizing the appraised values of our real estate property investments and adding our other assets comprised of our cash, tenant and other receivables, loans receivable and other assets of $171 million, (ii) subtracting the values of our debt obligations and other liabilities comprised of our accounts payable and accrued expenses, due to affiliates, distributions payable and other liabilities, totaling $919 million, as well as amounts related to noncontrolling interests totaling $40 million, and (iii) dividing the total by 149 million common shares outstanding as of December 31, 2012, resulting in an estimated net asset value per share of $8.78. Additionally, our board of directors considered the costs and expenses associated with raising equity in connection with this offering and other fees and expenses related to making real estate investments, resulting in the fixed offering price of $10.28, which is a $0.28 increase over the offering price in our initial offering price of $10.00. Other than with respect to the appraised values of our real estate property investments and values of our debt obligations, the values of the tangible assets and liabilities described above were determined based on their cost as of September 30, 2012 and included certain pro forma adjustments primarily related to: (i) the issuance of additional shares of our common stock from October 1, 2012 through December 31, 2012; (ii) additional debt incurred by us from October 1, 2012 through December 31, 2012; and (iii) cash used by us to retire amounts outstanding under our revolving credit facility and to acquire real estate investments from October 1, 2012 through December 31, 2012.
While our board of directors believes that the assumptions used in determining the appraised values of our real estate property investments are reasonable, a change in these assumptions would impact the calculation of such values. For example, assuming all other factors remained unchanged, an increase in the average discount rate of 25 basis points would yield a decrease in the appraised values of our domestic real estate property investments of 1.9%, while a decrease in the average discount rate of 25 basis points would yield an increase in the appraised values of our domestic real estate property investments of 1.7%. Likewise, an increase in the average exit capitalization rate of 25 basis points would yield a decrease in the appraised values of our domestic real estate property investments of 2.5%, while a decrease in the average exit capitalization rate of 25 basis points would yield an increase in the appraised values of our domestic real estate property investments of 2.4%. Additionally, an increase in the average going-in capitalization rate of 25 basis points would yield a decrease in the appraised values of our international real estate property investments of 3.3%, while a decrease in the average going-in capitalization rate of 25 basis points would yield an increase in the appraised values of our international real estate property investments of 3.5%.
As with any valuation methodology, the methodology used to determine the fixed offering price was based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive an offering price per share that could be significantly different from the offering price determined by our board of directors. The offering price determined by our board of directors is not intended to represent the fair value of our assets less liabilities in accordance with U.S. generally accepted accounting principles ("GAAP"), and such offering price is not a representation, warranty or guarantee that (i) you would be able to realize an amount equal to the offering price per share if you attempt to sell your shares, (ii) you would ultimately realize distributions per share equal to the offering price per share upon our liquidation or sale, (iii) shares of our common stock would trade at the offering price per share on a national securities exchange, (iv) a third party would offer the offering price per share in an arm's-length transaction to purchase all or substantially all of our shares of common stock or (v) the methodologies used to determine the offering price would be acceptable to FINRA. The fixed offering price is not a statement of our net asset value per share.
Further, the fixed offering price was calculated as of a moment in time, and, although the value of shares of our common stock will fluctuate over time as a result of, among other things, developments related to individual assets, changes in the real estate and capital markets, acquisitions or dispositions of assets, the distribution of proceeds from the sale of real estate to our stockholders and changes in corporate policies such as our distribution level relative to earnings, we do not undertake to update the fixed offering price on a regular basis. As a result, stockholders should not rely on the fixed offering price as an accurate measure of the then-current value of shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to invest in the Second Offering or reinvest distributions by participating in our distribution reinvestment plan.
Distributions

With the authorization of our board of directors, we declared distributions to our stockholders and HALP for the period from October 20, 2009 through December 31, 2011. These distributions were calculated based on stockholders of record for each day in an amount equal to $0.00191781 per share, per day.

As a result of market conditions and our goal of increasing our distribution coverage with cash flow from operations, we have declared distributions for the months of January 2012 through June 2013 at an amount equal to $0.0017808 per share, per day, which was a decrease from the amount per share, per day that was declared for the period from October 20, 2009 through December 31, 2011.

In our initial quarters of operations, and from time to time thereafter, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. Therefore some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the Offering. We funded 100% of total distributions for 2010, 53% of total distributions for 2011 and 50% of total distributions for the year ended December 31, 2012 with cash flows from financing activities, which include proceeds from our Initial Offering and proceeds from our debt financings. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” for additional information regarding our distributions.

 The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests (HALP, Moorfield and Flagship Capital GP) for the years ended December 31, 2012, 2011 and 2010, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands):

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2012
December 31, 2012	$10,676	$11,606	$22,282	$1,227
September 30, 2012	9,266	10,001	19,267	711
June 30, 2012	8,236	8,865	17,101	675
March 31, 2012	7,403	7,922	15,325	546
Total	$35,581	$38,394	$73,975	$3,159
2011
December 31, 2011	$7,261	$7,813	$15,074	$946
September 30, 2011	6,288	6,881	13,169	946
June 30, 2011	4,969	5,770	10,739	932
March 31, 2011	3,769	4,447	8,216	984
Total	$22,287	$24,911	$47,198	$3,808

In April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it for each quarter in 2012 and 2013 to the extent that MFFO, as disclosed in each quarterly report, for a particular quarter amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. This fee waiver is not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. As a result of this fee waiver, our Advisor waived asset management fees payable to it during the year ended December 31, 2012 of $8.6 million.

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

For the years ended December 31, 2012 and 2011, respectively, approximately 66.6% and 27.7% of the distributions paid were taxable to the investor as ordinary income and approximately 33.4% and 72.3% were treated as a return of capital for federal income tax purposes. The primary driver for the increase in the distribution taxability was an increase in 2012 taxable income due to the asset management fee waiver discussed above. The amount of distributions paid and taxable portion in each period are not indicative or predictive of amounts anticipated in future periods.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the past three years.

Use of Proceeds from Registered Securities

On August 5, 2009, the Registration Statement on Form S-11 (File No. 333-156742) for the Initial Offering was declared effective under the Securities Act. The Initial Offering commenced on August 5, 2009 and was terminated on February 1, 2013. On February 4, 2013, the Registration Statement on Form S-11 (Fine No. 333-182340) for the Second Offering was declared effective under the Securities Act.

From August 5, 2009 through December 31, 2012, we raised gross proceeds of approximately $1.4 billion through the sale of 143.8 million shares to the public in connection with the Initial Offering, excluding $67.0 million through the issuance of 7.0 million shares sold through our distribution reinvestment plan. During that time, we paid $125.0 million of selling commissions and dealer manager fees and $16.4 million of issuer costs related to the Initial Offering. The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines. Net proceeds available for investment after the payment of the costs described above were approximately $1.3 billion. These proceeds, along with proceeds from debt financing, were used to make approximately $1.9 billion of investments in real estate, including the cost of completed acquisitions, deposits paid on pending acquisitions, acquisition fees and expenses and costs of leveraging our properties. As of December 31, 2012, $46.5 million of proceeds from the Initial Offering were uninvested and were included in cash and cash equivalents in the consolidated balance sheet. Additionally, in our initial quarters of operations, and from time to time thereafter, we did not generate sufficient cash flow from operations to fully fund distributions paid. From inception through December 31, 2012, a portion of our distributions were funded with proceeds from the Initial Offering as discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources- Distributions” below.

Share Redemption Program

We offer a share redemption program that may allow stockholders who have purchased their shares from us or received their shares through a non-cash transaction, not in the secondary market, and who have held their shares for a minimum of one year, to have their shares redeemed subject to certain limitations and restrictions. We allow redemptions of our shares on a monthly basis. No fees will be paid to Hines in connection with any redemption. Our board of directors may terminate, suspend or amend the share redemption program upon 30 days’ written notice without stockholder approval, which notice shall take the form of a current report on Form 8-K filed at least 30 days prior to the effective date of any such termination, suspension or amendment. On December 21, 2012, we filed a current report on Form 8-K to provide notice to our stockholders that we were amending and restating our share redemption program to reflect a new formula to determine the price at which shares may be redeemed under the program, which would take effect on February 2, 2013.

The following paragraphs discuss our Share Redemption Program that was effective through February 1, 2013:

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

The following paragraphs discuss the significant changes to our Share Redemption Program, effective February 2, 2013:

Under the amended and restated program shares that are redeemed will be redeemed at the following prices, unless such shares are redeemed in connection with the death or disability of a stockholder, as described below: (i) the lower of 92.5% of the then-current offering price or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares continuously for at least one year; (ii) the lower of 95.0% of the then-current offering price or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares continuously for at least two years; (iii) the lower of 97.5% of the then-current offering price or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares continuously for at least three years; and (iv) the lower of 100% of the then-current offering price or 100% of the price paid to acquire the shares from us for stockholders who have held their shares continuously for at least four years; provided that in each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations or similar actions with respect to our common stock. In addition, our board of directors, in its sole discretion, may determine at any time to amend the share redemption program to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder. Any such price modification may be arbitrarily determined by our board of directors, or may be determined on a different basis, including but not limited to a price equal to an estimated value per share or the then-current net asset value per share, as calculated in accordance with policies and procedures developed by our board of directors.

In the event a stockholder is having all his shares redeemed, we may waive the one-year holding requirement for shares purchased under our distribution reinvestment plan. In addition, we may waive the one-year holding requirement in the event of a stockholder's bankruptcy. If we determine to waive the one-year holding requirement in these circumstances, then, for purposes of determining the applicable redemption price, the stockholder will be deemed to have held his shares for one year. In the event of the death or disability of the holder, upon request, we will waive the one-year holding requirement. Except as noted below, shares that are redeemed in connection with the death or disability of a stockholder will be redeemed at a purchase price equal to the price paid to acquire such shares from us; provided, that, the redemption price cannot exceed the then-current offering price and, as described below, the redemption price will be reduced as necessary to equal the then-current offering price. For purposes of the one-year holding period, limited partners of the Operating Partnership who exchange their OP Units for shares of our common stock (and any persons to whom they transfer such stock) shall be deemed to have owned those shares of our common stock as of the date the related OP Units were issued.

During the period of any public offering, the repurchase price will be equal to or less than the price of the shares offered in the relevant offering. If we are engaged in a public offering and the redemption price calculated in accordance with the guidelines set forth above would result in a price that is higher than the then-current public offering price of our common shares, then the redemption price will be reduced and will be equal to the then-current offering price of our common shares.

Issuer Redemptions of Equity Securities

All eligible requests for redemptions were redeemed using the proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption plan during the period covered by this report, including the average price paid per share.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
October 1, 2012 to October 31, 2012	80,634	$9.69	80,634	276,415
November 1, 2012 to November 30, 2012	70,141	$9.56	70,141	318,415
December 1, 2012 to December 31, 2012	162,733	$9.77	162,733	233,946
Total	313,508		313,508

(1)	See description of our share redemption program above for a description of the limitations on the number of shares that may be redeemed.

Item 6.  Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2012	2011	2010	2009	2008 (2)

Operating Data:
Revenues	$187,240	$95,526	$24,874	$—	$—
Depreciation and amortization	$84,747	$53,167	$16,029	$—	$—
Asset management and acquisition fees	$22,006	$20,453	$11,236	$—	$—
Organizational expenses	$—	$—	$—	$337	$—
General and administrative	$3,590	$3,129	$1,866	$228	$—
Loss before provision for income taxes	$(32,393)	$(55,724)	$(30,759)	$(562)	$—
Provision for income taxes	$(1,147)	$(2,885)	$(657)	$—	$—
Net loss	$(33,540)	$(58,609)	$(31,416)	$(562)	$—
Net (income) loss attributable to noncontrolling interests	$(939)	$1,592	$5,951	$154	$—
Net loss attributable to common stockholders	$(34,479)	$(57,017)	$(25,465)	$(408)	$—
Basic and diluted loss per common share:	$(0.30)	$(0.85)	$(1.30)	$(1.19)	$—
Distributions declared per common share (1)	$0.65	$0.70	$0.70	$0.14	$—
Weighted average common shares outstanding - basic and diluted	113,578	67,429	19,597	343	—
Balance Sheet Data:
Total investment property	$1,482,478	$950,430	$449,029	$—	$—
Cash and cash equivalents	$97,398	$66,490	$146,953	$28,168	$—
Total assets	$2,078,572	$1,381,317	$775,684	$28,481	$—
Long-term obligations (3)	$873,585	$647,204	$378,333	$—	$—

(1)	Distributions declared for the period from October 20, 2009 through December 31, 2009, were paid in March 2010.

(2)	For the period from December 10, 2008 (date of inception) through December 31, 2008 for operating data and as of December 31, 2008 for balance sheet data.

(3)	These amounts include notes payable, notes payable to affiliates and long-term derivative instruments.

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines Global REIT Properties, LP (the “Operating Partnership”) were formed in December 2008 and January 2009, respectively, to invest in a diversified portfolio of quality commercial real estate properties and related investments in the United States and internationally. In August 2009, we commenced an initial public offering of up to $3.5 billion of our common stock (the “Initial Offering”), which raised approximately $1.7 billion in gross proceeds from the Initial Offering. We terminated the Initial Offering on February 1, 2013 and commenced a follow-on offering of approximately $3.5 billion in shares of our common stock (the "Second Offering") on February 4, 2013. As discussed previously, our board of directors established our offering price of $10.28 per share for the Second Offering, which represents an increase of $0.28 per share from our Initial Offering price of $10.00 per share. The increase in the offering price was largely due to 4.2% appreciation of our real estate property investments and a 0.9% increase due to favorable movements in currency exchange rates since the acquisition of each of our international real estate property investments.

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. These investments could include a variety of asset types in the US and internationally such as office, retail, industrial, multi-family, etc. In addition, we may invest in operating properties, properties under development and undeveloped properties or real estate-related investments such as real estate securities or debt. We fund our acquisitions primarily with proceeds from offerings of our securities and debt financing. As of December 31, 2012, we owned interests in 25 real estate investments which contain, in the aggregate, 7.5 million square feet of leasable space, and we believe each property is suitable for its intended purpose. These investments consisted of:

•	Domestic office investments (7 investments)

•	Domestic other investments (7 investments)

•	International office investments (4 investments)

•	International other investments (7 investments)

Discussed below are additional details related to our investments in multi-family projects and investments in real estate related debt, each of which are included in our domestic other investments segment. All other investments are operating real estate investments.

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

•
@1377— @1377 (formerly referred to as the Ashford at Brookhaven Development) is a multi-family development project in Atlanta, Georgia, which is being developed by an affiliate of Hines. The estimated total cost of the project is expected to be $33.4 million and the project will consist of 215 units upon completion. Construction began in July 2012 and is expected to be completed by December 2013, although there can be no assurances as to when construction will be completed.

•
Ponce & Bird JV — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. The estimated total cost of the project is expected to be $65.6 million and the project will consist of 276 units upon completion. An affiliate of Hines owns the remaining 17% interest in this joint venture. Construction is expected to begin in April 2013 and is expected to be completed by September 2014, although there can be no assurances as to when construction will be completed.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide approximately $39.0 million of financing for real estate projects. Effective January 2013, a subsidiary of the Operating Partnership entered into an amended partnership agreement with Flagship Capital GP to increase the amount available for financing of real estate projects to $51.0 million. The joint venture has six loans receivable, totaling $31.4 million, outstanding as of December 31, 2012. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP.

Additionally, in February 2013, we acquired three international office properties located in Germany, England and Australia for an aggregate contract purchase price $285.5 million. As described in Item 2 – Properties, our portfolio is comprised of approximately 53% domestic and 47% international investments, including the effect of these recent acquisitions. We believe that this diversification is directly in-line with our investment strategies in maintaining a well-diversified real estate portfolio and providing additional diversification across currencies.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Additionally, application of our accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions.

Accounting for Joint Ventures and Noncontrolling Interests

Our consolidated financial statements included in this annual report include the accounts of Hines Global, the Operating Partnership and its wholly-owned subsidiaries and joint ventures as well as the related amounts of noncontrolling interests.  All intercompany balances and transactions have been eliminated in consolidation.

We evaluate the need to consolidate investments based on standards set forth by GAAP. Our joint ventures are evaluated based upon GAAP to determine whether or not the investment qualifies as a variable interest entity (“VIE”).  If the investment qualifies as a VIE, an analysis is then performed to determine if we are the primary beneficiary of the VIE by reviewing a combination of qualitative and quantitative measures including analyzing the expected investment portfolio using various assumptions to estimate the net income from the underlying assets.  The projected cash flows are then analyzed to determine whether or not we are the primary beneficiary by analyzing if we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits.  In addition to this analysis, we also consider the rights and decision making abilities of each holder of variable interests. We will consolidate joint ventures that are determined to be variable interest entities for which we are the primary beneficiary. We will also consolidate joint ventures that are not determined to be variable interest entities, but for which we exercise significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

Any investments in partially owned real estate joint ventures and partnerships are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may exceed its fair value. In such an instance, we will record an impairment charge if we determine that a decline in the value of an investment below its fair value is other than temporary.  Our analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and our intent and ability to hold the investment to full recovery. Based on our analysis of the facts and circumstances at each reporting period, no impairment was recorded related to our investment in unconsolidated joint ventures for the year ended December 31, 2012.

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

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, are recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties are included in our results of operations from their respective dates of acquisition. Estimates of fair values are based upon estimates of future cash flows and other valuation techniques that we believe are similar to those used by market participants and are used to record the purchase of identifiable assets acquired, such as land, buildings and improvements, equipment and identifiable intangible assets related to in-place leases and liabilities assumed, such as amounts related to acquired out-of-market leases, asset retirement obligations, mortgage notes payable and any goodwill or gain on purchase. Values of buildings and improvements are determined on an as if vacant basis. Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date. Acquisition-related costs such as transaction costs and acquisition fees paid to the Advisor are expensed as incurred.

The estimated fair value of acquired in-place leases are the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we evaluate the time period over which such occupancy levels would be achieved. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense.

Acquired out-of-market lease values (including ground leases) are recorded based on the present value (using a discount rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized out-of-market lease values are amortized as adjustments to rental revenue (or ground lease expense, as applicable) over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the out-of-market lease value is charged to rental revenue.

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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the years ended December 31, 2012, 2011, and 2010.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include: (i) whether the lease stipulates how and on what a tenant improvement allowance may be spent; (ii) whether the tenant or landlord retains legal title to the improvements; (iii) the uniqueness of the improvements; (iv) the expected economic life of the tenant improvements relative to the term of the lease; and (v) who constructs or directs the construction of the improvements. The determination of who owns the tenant improvements for accounting purposes is subject to significant judgment. In making that determination, we consider all of the above factors. No one factor, however, necessarily establishes any determination.

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

Real Estate Loans Receivable

Real estate loans receivable is shown at cost, net of any applicable allowance for uncollectibility and deferred loan origination fees. We defer certain loan origination fees and amortize them as an adjustment of yield over the term of the related real estate loan receivable. The related amortization of the deferred loan origination fees are recorded in other revenue in the accompanying consolidated statement of operations and comprehensive income (loss). An allowance for the uncollectible portion of the real estate loans receivable is determined based upon an analysis of the economic conditions in the area in which the property is located and credit quality indicators which include the borrower’s payment history, the financial condition of the borrower, and business conditions in the industry in which the borrower operates.

Additionally, a real estate loan receivable is considered to be impaired when, based upon current events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. If a real estate loan receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at its effective interest rate or to the value of the underlying collateral if the real estate loan receivable is collateral dependent. Evaluating real estate loans receivable for potential impairment can require management to exercise significant judgment. No impairment charges were recorded for the years ended December 31, 2012 and 2011. There were no real estate loans receivable as of December 31, 2010.

Derivative Instruments

We have entered into several interest rate swap contracts and interest rate cap agreements as economic hedges against the variability of future interest rates on our variable interest rate borrowings.  Our interest rate swaps effectively fixed the interest rates on each of the loans to which they relate and the interest rate cap contracts have effectively limited the interest rate on the loans to which they relate. We have not designated any of these contracts as cash flow hedges for accounting purposes.

The valuation of the interest rate contracts and agreements is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate contracts and agreements are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate contracts have been recorded at their estimated fair values in the accompanying consolidated balance sheets as of December 31, 2012 and 2011. Changes in the fair values of the interest rate contracts have been recorded in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010.

We also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates on our international investments in 2012. These forward contracts effectively fixed the currency exchange rates on each of the investments to which they relate. We did not designate any of these contracts as cash flow hedges for accounting purposes.

The valuation of these forward contracts is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including currency exchange rate curves and implied volatilities.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurements. This guidance results in a consistent definition of fair value and common requirements for measurement of and expanded disclosure about fair value between GAAP and International Financial Reporting Standards. The adoption of this guidance was effective prospectively for interim and annual periods beginning after December 15, 2011. We did not have any changes to our existing classification and measurement of fair value upon adoption on January 1, 2012. Refer to Note 11 ─ Fair Value Measurements for additional disclosures resulting from the adoption of this standard.

In June 2011, FASB issued guidance on the presentation of comprehensive income. This guidance eliminated the prior option to report other comprehensive income and its components in the statement of changes in equity. The adoption of this guidance is effective for interim and annual periods beginning after December 15, 2011.  Further, in December 2011, FASB deferred the effective date pertaining only to the presentation of reclassification adjustments out of accumulated other comprehensive income.  The adoption of this guidance did not have a material effect on our financial statements.

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

In December 2011, FASB issued guidance to resolve the diversity in practice about whether the derecognition criteria for real estate sales applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This guidance was effective beginning July 1, 2012 and did not have a material effect on our financial statements.

In August 2012, FASB amended a number of SEC sections in the Accounting Standards Codification (the "Codification") as a result of (i) the issuance of SAB 114, which served to revise or rescind portions of the interpretive guidance included in the Codification regarding the Staff Accounting Bulletin Series, (ii) the issuance of SEC Final Rule release 33-9250, which related to adopting technical amendments to various rules and forms under the Securities Act, the Exchange Act and the Investment Company Act of 1940, as amended, and (iii) necessary corrections related to ASU 2010-22, which served to amend certain SEC paragraphs in the Codification in order to address some technical corrections.  The guidance was effective upon issuance and did not have a material effect on our financial statements.

In October 2012, FASB clarified and relocated guidance in the Codification, corrected unintended applications of guidance and made minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Amendments made to the Codification without transition guidance are effective upon issuance and amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. This guidance is not expected to have a material impact on our financial statements.

In February 2013, FASB issued guidance to improve transparency of reporting reclassifications out of accumulated other comprehensive income. The adoption of this guidance is effective for interim and annual periods beginning after December 15, 2012. The Company does not believe the adoption of this guidance will have a material effect on our financial statements.

In February 2013, FASB issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not believe the adoption of this guidance will have a material impact on the Company's financial statements.

In March 2013, FASB issued guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years beginning after December 15, 2013. We have not concluded our analysis on this guidance, but we do not believe the adoption of this guidance will have a material impact on the Company's financial statements.

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

One of our primary concerns is to invest proceeds raised from our offerings as quickly and prudently as possible.  During 2010 through 2012, there was a significant amount of investment capital pursuing high-quality, well located assets and these conditions caused aggressive competition and higher pricing for assets which match our investment strategy.  Accordingly, we experienced delays in investing our Initial Offering proceeds at times during those years and may have also experienced higher pricing, factors that caused us to reduce the amount of per share, per day distributions declared from $0.00191781 to $0.0017808 effective January 1, 2012. See “Cash Flows from Financing Activities – Distributions” later in this section for additional information regarding our distributions. As of December 31, 2012, substantially all of the proceeds from the Initial Offering raised through that date had been invested in or committed to various real estate investments.

In our initial quarters of operations, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the Initial Offering. In April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that our MFFO, as disclosed in each of our quarterly reports, for a particular quarter amounts to less than 100% of the aggregate distributions declared for such quarter. This fee waiver is not a deferral and accordingly, these fees will not be paid to our Advisor in cash at any time in the future. As a result of this waiver, Hines waived $8.6 million of asset management fees payable to it during the year ended December 31, 2012. See "Results of Operations — Year ended December 31, 2012 compared to the year ended December 31, 2011 — Other Expenses," for additional information regarding our asset management fee waiver. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from this offering, cash advances by our Advisor and cash resulting from a waiver or deferral fees.

We believe that the proper use of leverage can enhance returns on real estate investments. We expect that once we have fully invested the proceeds of our offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. As of December 31, 2012, our portfolio was 39% leveraged, based on the values of our real estate investments. At that time, we had $858.3 million of principal outstanding under our various loan agreements with a weighted average interest rate of 4.4%, including the effects of related interest rate swaps. Comparatively, as of December 31, 2011, our portfolio was 44% leveraged, based on the aggregate purchase price of our real estate investments, and we had $634.0 million of principal outstanding under various loan agreements with a weighted average interest rate of 4.3%, including the effects of related interest rate swaps.

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

Net cash provided by operating activities for the year ended December 31, 2012 was $38.9 million compared to $24.0 million as of December 31, 2011. Operating cash flows increased significantly in 2012 as a result of the acquisition of nine operating properties and the operation of properties acquired during 2011 for the entire year. However, these increases were offset by significant acquisition fees and acquisition-related expenses during the year ended December 31, 2012 related to our additional acquisitions. During the year ended December 31, 2012, we paid $29.6 million in acquisition fees and acquisition-related expenses compared to $17.5 million for the year ended December 31, 2011. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital.

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

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to payments made for the acquisition of our real estate investments, including deposits for pending acquisitions and activities related to our loans receivable. During the year ended December 31, 2012, we paid $593.4 million primarily related to our acquisition of nine real estate investments. Additionally, we paid approximately $31.2 million in capital expenditures at our properties and investments in our multi-family development projects in Houston, Texas and Miami, Florida. We also paid $3.6 million related to our unconsolidated joint venture investment in the @1377 development and paid $7.5 million related to deposits on pending real estate investments. Additionally, during the year ended December 31, 2012, we made loans of $33.3 million and received proceeds from loans receivable of $3.1 million.

By comparison, during the year ended December 31, 2011, we paid $603.9 million related to our acquisitions of seven real estate investments. We also had $9.6 million in capital expenditures at our continuing properties and our multi-family development project in Houston, Texas for the year ended December 31, 2011. We also paid $24.4 million related to deposits on pending acquisitions that were completed in 2012 and invested $4.9 million in real estate loans receivable during December 31, 2011. Further, during the year ended December 31, 2010, we paid $506.2 million in relation to our acquisition of five real estate investments.

During the year ended December 31, 2012, we had an increase in restricted cash of $0.3 million primarily related to escrows required by several of our outstanding mortgage loans. During the year ended December 31, 2011, restricted cash increased $6.3 million primarily related to a reserve that the Brindleyplace JV was required to fund and escrows required by several of our outstanding mortgage loans.

Cash Flows from Financing Activities

Initial Public Offering

During the years ended December 31, 2012, 2011 and 2010, respectively, we raised proceeds of $556.7 million, $468.7 million and $372.5 million from the Initial Offering, excluding proceeds from the distribution reinvestment plan. In addition, during the years ended December 31, 2012, 2011 and 2010, respectively, we redeemed $11.1 million, $7.1 million and $1.0 million in shares of our common stock through our share redemption program. As described previously, we terminated the Initial Offering on February 1, 2013 and commenced the Second Offering on February 4, 2013.

In addition to the investing activities described above, we use proceeds from our public offerings of securities to make certain payments to the Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the years ended December 31, 2012, 2011 and 2010, respectively, we made payments of $58.3 million, $51.2 million and $40.8 million, for selling commissions, dealer manager fees and issuer costs related to the Initial Offering. The increase from 2011 to 2012 is primarily related to an increase in the proceeds raised from the Initial Offering during the year ended December 31, 2012.

Distributions

With the authorization of our board of directors, we declared distributions to our stockholders and HALP for the period from October 20, 2009 through December 31, 2011. These distributions were calculated based on stockholders of record for each day in an amount equal to $0.00191781 per share, per day.

As described previously in the Financial Condition, Liquidity and Capital Resources section, we have declared distributions for the months of January 2012 through June 2013 at an amount equal to $0.0017808 per share, per day. This per share, per day amount was a decrease from the amount per share, per day that was declared for the period from October 20, 2009 through December 31, 2011.

In our initial quarters of operations, and from time to time thereafter, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We funded 100% of total distributions for 2010, 53% of total distributions for 2011 and 50% of total distributions for the year ended December 31, 2012 with cash flows from financing activities, which include proceeds from our Initial Offering and proceeds from our debt financings.

Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. Distributions paid to stockholders (including those reinvested in stock) during the years ended December 31, 2012, 2011 and 2010 were $71.3 million, $44.3 million and $11.6 million, respectively.

The Brindleyplace JV declared distributions related to the operations of the Brindleyplace Project of $2.9 million, $3.8 million and $1.6 million to Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) for the years ended December 31, 2012, 2011 and 2010, respectively. The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders (HALP, Moorfield and Flagship Capital GP) as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Years Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities (1)
December 31, 2012	$35,581	$38,394	$73,975	$3,159	$38,850	50%	$38,284	50%
December 31, 2011	22,287	24,911	47,198	3,808	23,991	47%	27,015	53%
December 31, 2010	6,038	7,659	13,697	1,614	—	—%	15,311	100%

(1)	Cash flows from financing activities includes proceeds from the Initial Offering, equity capital contributions from Moorfield and proceeds from debt financings.

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our revolving credit facility to provide funding for near-term investment or working capital needs. During the year ended December 31, 2012, we entered into $249.1 million of mortgage financing with a weighted average interest rate of 4.35%, related to the acquisition of nine operating properties with an aggregate net purchase price of $626.7 million. Additionally, two of our multi-family development projects borrowed $19.6 million to fund construction costs and the Flagship Capital JV borrowed $7.5 million related to its $28.9 million investments in loans receivable. During the year ended December 31, 2012, we borrowed $492.5 million and made payments of $551.6 million under our two bridge loans and our revolving credit facility. The weighted average interest rate of all of our debt as of December 31, 2012 was 4.4%.

During the year ended December 31, 2012, we made payments of $5.5 million for financing costs related to our loans and $1.8 million related to our interest rate caps.

During the year ended December 31, 2011, we entered into $189.4 million of mortgage financing (including a $97.4 million mortgage that was assumed) with a weighted average interest rate of 5.29%, related to the acquisition of four operating properties with an aggregate net purchase price of $702.0 million. We also made payments of $4.0 million for financing costs related to our loans.

During the year ended December 31, 2010, we entered into $376.7 million of mortgage financing (including $98.0 million in mortgages that were assumed) with a weighted average interest rate of 4.11%, related to the acquisition of five operating properties with an aggregate net purchase price of $616.9 million. We also made payments of $7.0 million for financing costs related to our loans.

Contributions From Noncontrolling Interests

The Operating Partnership and Moorfield formed the Brindleyplace JV in June 2010 to acquire certain properties that are a part of a mixed-use development in Birmingham, England.  As of December 31, 2010, Moorfield had invested $44.9 million into the Brindleyplace JV to fund its 40% share of the acquisition, which was recorded in contributions from noncontrolling interests in our consolidated statement of cash flows. In 2012, Moorfield made an additional contribution in the amount of $4.1 million, which was recorded in contributions from noncontrolling interests in our consolidated statement of cash flows. Further, in 2012, the Flagship Capital GP, the noncontrolling interest in the Flagship JV, contributed $1.0 million to the Flagship Capital JV to fund a portion of their initial capital contributions, which is also recorded in contributions from noncontrolling interests in our consolidated statement of cash flows.

Results of Operations

Year ended December 31, 2012 compared to the year ended December 31, 2011

Same-store Analysis

We owned 21 properties that were 94% leased as of December 31, 2012, compared to twelve properties that were 97% leased as of December 31, 2011. The following table presents the property-level revenues and expenses for the year ended December 31, 2012, as compared to the same period in 2011. Same-store properties for the year ended December 31, 2012 include five properties all of which were owned as of January 1, 2011. As we are currently in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties, as indicated by the same-store analysis below. All amounts are in thousands, except for percentages:

	Years Ended December 31,		Change
	2012	2011	$	%
Property revenues
Same-store properties (1)	$68,089	$71,861	$(3,772)	(5)%
Recent acquisitions	119,151	23,665	95,486	403%
Total property revenues	$187,240	$95,526	$91,714	96%
Property expenses (2)
Same-store properties (3)	$25,071	$26,398	$(1,327)	(5)%
Recent acquisitions	37,115	5,798	31,317	540%
Total property expenses	$62,186	$32,196	$29,990	93%
Other
Depreciation and amortization	$84,747	$53,167	$31,580	59%
Interest expense	$37,915	$23,167	$14,748	64%
Interest income	$227	$189	$38	20%

(1)
Decrease in property revenues from our same-store properties is primarily due to the expiration of the lease with British Telecom at the Brindleyplace Project in January 2012. As of December 31, 2012, the Brindleyplace Project was 66% leased.

(2)	Property expenses include property operating expenses, real property taxes, property management fees and income taxes.

(3)	The decrease in property operating expenses for the year ended December 31, 2012 is due to deferred tax assets recognized in the current period.

Derivative Instruments

We have entered into several interest rate contracts as economic hedges against the fluctuation of future interest rates on our variable interest rate borrowings, and we have also entered into several foreign currency forward contracts as economic hedges against the variability of future exchange rates on our international investments. We have not designated any of these contracts as cash flow hedges for accounting purposes. These derivatives have been recorded at their estimated fair values in the accompanying consolidated balance sheets. Changes in the fair value of these derivatives result in gains or losses recorded in our consolidated statements of operations and comprehensive income (loss). See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” included elsewhere in this Annual Report on Form 10-K for additional information regarding certain risks related to our derivatives, such as the risk of counterparty non-performance.

The table below summarizes the activity related to our derivatives for the years ended December 31, 2012 and 2011 (in thousands):

	Years Ended December 31,
	2012	2011
Gain (loss) on interest rate contracts	$(2,663)	$(16,523)
Unrealized gain (loss) on foreign currency forward contracts	(198)	—
Gain (loss) on settlement of foreign currency forward contracts	4,259	—
Gain (loss) on derivative instruments	$1,398	$(16,523)

Other Expenses

The tables below provide detail relating to our acquisition-related expenses, asset management and acquisition fees and general and administrative expenses for the years ended December 31, 2012 and 2011. All amounts in thousands, except percentages:

	Years Ended December 31,		Change
	2012	2011	$	%
Acquisition-related expenses	$12,633	$5,863	$6,770	115%
Asset management and acquisition fees	$22,006	$20,453	$1,553	8%
General and administrative expenses	$3,590	$3,129	$461	15%

Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. These costs vary significantly from one acquisition to another. These costs increased significantly in 2012 compared to 2011, due primarily to Stamp Duty taxes and other costs paid in relation to our international acquisitions in 2012.

We pay our Advisor acquisition fees equal to 2.25% of the net purchase price of our real estate investments. Prior to March 29, 2012, we paid our Advisor acquisition fees equal to 2.0% of the net purchase price of our real estate investments. During the years ended December 31, 2012 and 2011, respectively, we incurred $16.1 million and $14.2 million of acquisition fees.

We also pay monthly asset management fees to our Advisor based on an annual fee equal to 1.5% of the amount of net equity capital invested in real estate investments. However, in April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it for each quarter in 2012 and 2013 to the extent that our MFFO, as disclosed in each quarterly report, for a particular quarter amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. This fee waiver is not a deferral and, accordingly, these fees will not be paid to the Advisor in cash at any time in the future. As a result of this fee waiver, our Advisor waived asset management fees payable to it during the year ended December 31, 2012 of $8.6 million. During the year ended December 31, 2012, we incurred asset management fees of $5.9 million, compared to $6.3 million of asset management fees incurred during the year ended December 31, 2011.

General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and will continue to increase in the future as we continue to raise capital and make additional real estate investments.

Other Gains (Losses)

Other gains (losses) primarily reflect the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than our functional currencies. During the year ended December 31, 2012, these losses primarily relate to the effect of remeasuring our Euro-denominated borrowings into U.S. dollars and the changes in the Euro – U.S. dollar exchange rate between the date of the borrowing and December 31, 2012.

Year ended December 31, 2011 compared to the year ended December 31, 2010

Our results of operations for the years ended December 31, 2011 and 2010 are not indicative of those expected in future periods as we did not make our first real estate investment until June 2010. Amounts recorded in our consolidated statements of operations for the years ended December 31, 2011 and 2010 were due to the following:

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

•
We have entered into several interest rate swap contracts as economic hedges against the variability of future interest rates on our variable interest rate borrowings. We have not designated any of these contracts as hedges for accounting purposes. The interest rate swaps have been recorded at their estimated fair values in the accompanying consolidated balance sheets as of December 31, 2011 and 2010. Changes in the fair values of these interest rate swaps result in gains or losses recorded in our consolidated statement of operations and comprehensive loss. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding certain risks related to our derivatives, such as the risk of counterparty non-performance.

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

Funds from Operations and Modified Funds from Operations

Funds from Operations, ("FFO"), is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts, ("NAREIT") widely recognized by investors and analysts as one measure of operating performance of a real estate company. FFO excludes items such as real estate depreciation and amortization. Depreciation and amortization, as applied in accordance with GAAP, implicitly assumes that the value of real estate assets diminishes predictably over time and also assumes that such assets are adequately maintained and renovated as required in order to maintain their value. Since real estate values have historically risen or fallen with market conditions such as occupancy rates, rental rates, inflation, interest rates, the business cycle, unemployment and consumer spending, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies using historical cost accounting alone is insufficient. In addition, FFO excludes gains and losses from the sale of real estate and impairment charges related to depreciable real estate assets and in-substance real estate equity investments, which we believe provides management and investors with a helpful additional measure of the historical performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs. A property will be evaluated for impairment if events or circumstances indicate that the carrying amount may not be recoverable (i.e. the carrying amount exceeds the total estimated undiscounted future cash flows from the property). Undiscounted future cash flows are based on anticipated operating performance, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows. While impairment charges are excluded from the calculation of FFO as described above, stockholders are cautioned that due to the limited term of our operations, it could be difficult to recover any impairment charges.

In addition to FFO, management uses MFFO, as defined by the Investment Program Association, (the "IPA"), as a non-GAAP supplemental financial performance measure to evaluate our operating performance. The IPA has recommended the use of MFFO as a supplemental measure for publicly registered, non-listed REITs to enhance the assessment of the operating performance of a non-listed REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be useful as a measure of the long-term operating performance of our investments or as a comparative measure to other publicly registered, non-listed REITs if we do not continue to operate with a limited life and targeted exit strategy, as currently intended and described herein. MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are appropriate. Such items include reversing the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment and certain other items as described below. Some of these adjustments are necessary to address changes in the accounting and reporting rules under GAAP such as the accounting for acquisition-related expenses from a capitalization/depreciation model to an expensed-as-incurred model that were put into effect in 2009 and other changes to GAAP rules for real estate subsequent to the establishment of NAREIT’s definition of FFO. These changes in the accounting and reporting rules under GAAP affected all industries, and as a result of these changes, acquisition fees and expenses are typically accounted for as operating expenses under GAAP. Management believes these fees and expenses do not affect our overall long-term operating performance. These changes also have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives.

Other adjustments included in MFFO are necessary to address issues that are common to publicly registered, non-listed REITs. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs like us are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offerings to make real estate investments, and intend to begin the process of considering our alternatives for the execution of a Liquidity Event (i.e., a sale of our assets, our sale or merger, a listing of our shares on a national securities exchange, or another similar transaction) between 2017 and 2019. Thus, as a limited life REIT we will not continuously purchase assets and will have a limited life.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the years ended December 31, 2012, 2011 and 2010. As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the three periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

	Period from Inception (December 10, 2008) through December 31, 2012
		Years Ended December 31,
		2012	2011	2010
Net income (loss)	$(124,127)	$(33,540)	$(58,609)	$(31,416)
Depreciation and amortization (1)	153,943	84,747	53,167	16,029
Adjustments for noncontrolling interests (2)	(3,882)	(3,711)	(3,082)	2,756
Funds from operations	25,934	47,496	(8,524)	(12,631)
Loss (gain) on derivative instruments (3)	12,325	(1,398)	16,523	(2,800)
Loss (gain) on foreign currency (4)	(455)	(455)	—	—
Other components of revenues and expenses (5)	(3,238)	(1,884)	(469)	(884)
Acquisition fees and expenses (6)	73,740	28,535	19,759	25,446
Adjustments for noncontrolling interests (2)	(6,065)	872	(1,767)	(5,170)
Modified Funds From Operations	$102,241	$73,166	$25,522	$3,961
Basic and Diluted Loss Per Common Share Attributable to Common Stockholders	$(2.33)	$(0.30)	$(0.85)	$(1.30)
Funds From Operations Per Common Share	$0.52	$0.42	$(0.13)	$(0.64)
Modified Funds From Operations Per Common Share	$2.03	$0.64	$0.38	$0.20
Weighted Average Shares Outstanding	50,280	113,578	67,429	19,597

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

(5)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Period from Inception (December 10, 2008) through December 31, 2012
		Years Ended December 31,
		2012	2011	2010
Straight-line rent adjustment (a)	$(12,938)	$(7,512)	$(3,812)	$(1,614)
Amortization of lease incentives (b)	715	486	170	60
Amortization of out-of-market leases (b)	7,653	4,479	2,681	492
Other	1,332	663	492	178
	$(3,238)	$(1,884)	$(469)	$(884)

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

•
Amortization of deferred financing costs was $5.6 million for the period of inception through December 31, 2012 and $3.4 million, $1.8 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010 respectively.

As noted previously, in our initial quarters of operations, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the Initial Offering. Our Advisor has waived asset management fees payable to it during the year ended December 31, 2012 of $8.6 million. See "Year ended December 31, 2012 compared to the year ended December 31, 2011 — Other Expenses," for additional information regarding our asset management fee waiver. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

From inception through December 31, 2012, we declared distributions to our stockholders totaling $135.1 million, compared to total aggregate FFO of $25.9 million and cash flows from operating activities of $46.1 million. For the year ended December 31, 2012, we declared distributions to our stockholders totaling $74.0 million, compared to total aggregate FFO of $47.5 million. For the years ended December 31, 2011 and 2010, we declared distributions to our stockholders totaling $47.2 million and $13.7 million, respectively, compared to an FFO loss of $8.5 million and $12.6 million, respectively. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income and FFO. From inception through December 31, 2012, we incurred acquisition fees and expenses totaling $73.8 million.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to the Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by the Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. We have also entered into several affiliated transactions with affiliates of Hines to make investments and provide financing. See Note 9 — Related Party Transactions to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for additional information concerning our Related-Party Transactions and Agreements.

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2012. The table below excludes $99.1 million in obligations comprised principally of construction contracts which are generally due in 12 to 30 months related to our new development projects because such amounts are not fixed or determinable. Specifically included are our obligations under long-term debt agreements and our operating lease agreement (in thousands):

	Payments due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Notes payable (1)	$43,109	$496,050	$314,811	$112,391	$966,361
Notes payable to affiliates (1)	631	29,094	—	—	29,725
Operating lease agreement (2)	380	759	759	4,172	6,070
Total contractual obligations	$44,120	$525,903	$315,570	$116,563	$1,002,156

(1)
Notes payable includes principal and interest payments under our mortgage and construction loans. For the purpose of this table, we assumed that rates of our unhedged variable-interest loans were equal to the rates in effect as of December 31, 2012 and remain constant for the remainder of the loan term. Further, for the purpose of this table, for mortgages denominated in a foreign currency, we assumed the exchange rate in effect as of December 31, 2012 remains constant for the remainder of the loan term.

(2)
The operating lease agreement relates to the Brindleyplace JV, which leases space from a tenant in one of its properties through a non-cancellable lease agreement which expires on December 24, 2028.  The Company expects to make annual payments of approximately £0.2 million ($0.4 million assuming a rate of $1.62 per GBP as of December 31, 2012) pursuant to the lease, which will be recorded in rental expense in its consolidated statement of operations. For the purpose of this table, we assumed the exchange rate of $1.62 per GBP remains constant for the remainder of the lease term.

Recent Developments and Subsequent Events

Mercedes-Benz Bank Acquisition

In February 2013, we acquired Mercedes-Benz Bank Building, an office building located in Stuttgart, Germany. The building consists of 263,038 square feet of rentable area that is 100% leased. The purchase price for the Mercedes-Benz Bank Building was €51.9 million (approximately $70.3 million based on a rate of $1.35 per Euro as of the transaction date), exclusive of transaction costs and working capital reserves. We funded the acquisition with available cash and a €34.7 million (approximately $47.0 million based on a rate of $1.35 per Euro as of the transaction date) mortgage loan with Landesbank Baden-Württemberg that matures on December 31, 2019. The mortgage loan has a floating interest rate of EURIBOR plus 1.56% and had an interest rate of 1.79% as of the date of acquisition.

465 Victoria Acquisition

In February 2013, we acquired 465 Victoria, an office project located in Sydney, Australia. The building consists of 171,352 square feet of rentable area that is 97% leased. The purchase price for 465 Victoria was 88.7 million AUD (approximately $91.2 million based on a rate of $1.03 per AUD as of the transaction date). We funded this acquisition using cash on hand and $54.7 million of proceeds from a facility agreement with Credit Agricole CIB Australia Limited. The facility provides for a maximum borrowing amount of 55.2 million AUD (approximately $56.8 million based on a rate of $1.03 per AUD as of the transaction date) and requires interest on the BBSY screen rate plus 2.05% and had an interest rate of 5.07% as of the date of acquisition. The facility matures on February 28, 2016.

One Westferry Circus Acquisition

In February 2013, we acquired One Westferry Circus, an office building located in London, England. One Westferry Circus consists of 219,889 square feet of rentable area that is 97% leased. The contract purchase price for One Westferry Circus was £82.0 million (approximately $124.0 million assuming a rate of $1.51 per GBP based on the transaction date), exclusive of transaction costs and working capital reserves. This acquisition was funded with available cash and proceeds from our revolving credit facility.

Riverside Center Acquisition

In March 2013, we acquired Riverside Center, an office complex located in a suburb of Boston, Massachusetts. Riverside Center consists of 509,702 square feet that is 98% leased. The contract purchase price of Riverside Center was $197.3 million, exclusive of transaction costs and working capital reserves. The acquisition was funded with proceeds from our revolving credit facility and proceeds from a bridge loan (discussed below).

New City Acquisition

In March 2013, we acquired New City, an office complex located in Warsaw, Poland. New City consists of 481,070 square feet of rentable area that is 100% leased. The purchase price for New City was €127.0 million (approximately $162.8 million based on a rate of $1.28 per Euro as of the contract date), exclusive of transaction costs and working capital reserves. The acquisition was funded with proceeds from our revolving credit facility and a credit facility with ING Bank Śląski S.A. and ING Bank NV. The investment facility has a maximum borrowing amount of €83.2 million (approximately $106.5 million based on a rate of 1.28 per Euro as of the contract date), requires interest based on EURIBOR plus 2.80% and matures on March 28, 2018.

We have not concluded our accounting for these recent acquisitions, but we expect that the purchase price will primarily be allocated to building, land, and intangible lease assets and liabilities.

Probable Acquisitions

In November 2012, we entered into a contract to acquire 825 Ann Street, an office building located in Brisbane, Australia. The contract is expected to close in April 2013. 825 Ann Street consists of 204,945 square feet of rentable area and is 99% leased. The contract purchase price for 825 Ann Street was 123.9 million AUD (approximately $129.1 million assuming a rate of $1.04 per AUD as of March 31, 2013), exclusive of transaction costs and working capital reserves. The acquisition will be funded with proceeds from our revolving credit facility, a bridge loan (discussed below) and an 81.0 million AUD (approximately $84.4 million based on a rate of $1.04 per AUD as of March 31, 2013) mortgage loan with Commonwealth Bank of Australia. See Note 6 — Debt Financing to the notes to the Consolidated Financial Statements for further information regarding our mortgage on 825 Ann Street. There can be no assurances that this acquisition will be consummated, and if we elect not to close on this acquisition, we could potentially forfeit our $6.5 million earnest money deposit.

Loan Activity

In February 2013, we paid $57.7 million, the outstanding balance, on our secured credit facility with Commonwealth Bank of Australia related to 144 Montague which reduced the outstanding balance on this facility to zero.

In March 2013, we entered into a $150.0 million bridge loan to fund the acquisitions of Riverside and 825 Ann with JPMorgan Chase Bank, N.A. The loan requires interest at LIBOR plus a margin of 1.75% ranging up to 2.75%, subject to certain leverage calculations and has a term of 60 days, with an option to extend the maturity date for 30 days, subject to certain conditions. The interest rate as of April 1, 2013 was 2.21%.

Changes in Management

In February 2013, our board of directors received notice of Charles N. Hazen's decision to retire from his role as President and Chief Executive Officer of us and the general partner of the Advisor in order to pursue personal interests. On the same date, our board of directors accepted Sherri W. Schugart's resignation as our Chief Operating Officer, which position will be left unfilled, and appointed her as our President and Chief Executive Officer. Ms. Schugart simultaneously resigned as the Chief Operating Officer of the general partner of the Advisor, which position will also be left unfilled, and was appointed as its President and Chief Executive Officer. In addition to the resignation from the positions described above, Mr. Hazen resigned as a director of the Dealer Manager, for which Ms. Schugart currently serves as a director. The resignations and appointments described above were effective as of March 15, 2013. Mr. Hazen will remain an employee of Hines for one year following his retirement to participate in and advise on various matters within Hines.

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

At December 31, 2012, we had fixed rate debt of $547.5 million and variable rate debt of $311.9 million, after adjusting for the $330.2 million notional amount of our interest rate swap contracts. If interest rates were to increase by 1% and all other variables were held constant, we would incur $3.1 million in additional annual interest expense associated with our variable-rate debt. Additionally, we have notional amounts of approximately $144.1 million in interest rate caps to cap our variable rate debt. As of December 31, 2012, the variable interest rates did not exceed their capped interest rates.

Foreign Currency Risks

We currently have two investments in England, and as a result are subject to risk from the effects of exchange rate movements of the British pound and U.S. dollar, which may affect future costs and cash flows. However, as described above, we entered into a British pound denominated mortgage loan on these investments, which provides a natural hedge with regard to changes in exchange rates between the British pound and U.S. dollar. We are currently a net receiver of British pounds (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to British pounds. Based upon our equity ownership in the Brindleyplace JV and our ownership of Stonecutter Court as of December 31, 2012, holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the British pound and U.S. dollar would have decreased the net book value of our investments in England by an aggregate of $10.7 million and would have increased the aggregate net loss of the England properties for the year ended December 31, 2012, by $0.8 million.

We currently have two investments in Moscow, Russia, and as a result are subject to certain risk from the effects of exchange rate movement of the Russian rouble relative to the U.S. dollar.  At FM Logistic, although the tenants’ rent is received in roubles, the number of roubles is determined with reference to a fixed number of U.S. dollars and the then-current exchange rate, thereby mitigating our exposure to the rouble. Rent at Gogolevsky 11 is also received in roubles, with approximately 81% of the net rentable area of the building leased to a tenant whose rent is indexed to the British pound, and the remaining space leased to tenants whose rents are indexed to the U.S. dollar, which further mitigates our exposure to the rouble. Holding all other variables constant, an immediate, unfavorable change in the exchange rate between the rouble and U.S. dollar of 10% would have decreased our revenue by $0.9 million. Additionally, we expect that sale transactions for these assets would likely be denominated in U.S. dollars and accordingly do not expect to have rouble exposure upon disposition. We do maintain a minimal amount of working capital at each of these properties in roubles, however, we believe the amount of risk related to this working capital is immaterial to the portfolio.

We have investments in Poland, which subjects us to certain risk from the effects of exchange rate movement of the euro relative to the U.S. dollar.  Most of the rental payments of the tenants of the Poland Logistics Portfolio are denominated in Polish zloty. However, the number of zloty is determined with reference to a fixed number of euro and the then-current exchange rate, thereby mitigating our exposure to the zloty. Additionally, we expect that sale transactions for the assets in this portfolio would likely be denominated in euros and accordingly we expect to have euro exposure upon disposition. Based upon our equity ownership in the Poland Logistics Portfolio as of December 31, 2012, holding all other variables constant, an immediate, unfavorable change in the exchange rate between the euro and U.S. dollar of 10% would have decreased the net book value of our investment in the Poland Logistics Portfolio by an aggregate of $7.1 million and would have increased the aggregate net loss of the Poland Logistics Portfolio for the year ended December 31, 2012, by $0.3 million.

We have two investments in Australia, which subject us to certain risk from the effects of exchange rate movement of the Australian dollar relative to the U.S. dollar.  We have entered into Australian dollar denominated mortgage loans on each of these investments, which provide a natural hedge with regard to changes in exchange rates between the Australian dollar and the U.S. dollar. We are currently a net receiver of Australian dollars (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to Australian dollars. Based upon our equity ownership in 144 Montague and 100 Brookes as of December 31, 2012, holding all other variables constant, an immediate, unfavorable change in the exchange rate between the Australian dollar and U.S. dollar of 10% would have decreased the net book value of our investment in our Australian properties by an aggregate of $4.7 million and would have increased the aggregate net loss for the year ended December 31, 2012, by $1.0 million.

Other Risks

Real estate investment transaction volume increased during 2010 and 2011, and estimated going-in capitalization rates or cap rates (ratio of the net projected operating income of a property in its initial fiscal year divided by the net purchase price) have fallen relative to their post-recession peaks in late 2009. In 2012, there continues to be a significant amount of investment capital pursuing high-quality, well-located assets that generate stable cash flows causing aggressive competition and pricing for assets which match our investment strategy. This may continue to drive prices higher, resulting in lower cap rates and returns. Additionally, while we intend to invest the proceeds raised from our offerings as quickly and prudently as possible, the aggressive competition and higher pricing for assets that meet our investment objectives has caused us to experience significant delays in investing our offering proceeds in the past and may continue to cause such delays in the future.

One of our priorities is to monitor the returns being achieved from our real estate investments in relation to our distribution rate with the ultimate goal of increasing coverage of our distributions with our operations. As a result of market conditions and our goal of increasing our distribution coverage, we have declared distributions for the months of January 2012 through June 2013 at an amount equal to $0.0017808 per share, per day. This amount declared per share, per day was a decrease from the amount per share, per day that was declared for the period from October 20, 2009 through December 31, 2011.

As described elsewhere in this Annual Report on Form 10-K, our Advisor has agreed to waive asset management fees payable to it in order to more closely align the amount of distributions paid with our operations. This agreement ends at the end of 2013, and there can be no assurances that this termination will not negatively impact the cash available to pay distributions.

We invest proceeds we receive from our public offerings in short-term, highly-liquid investments until we use such funds to make real estate investments. Although we do not expect that income we earn on these temporary investments will be substantial, our earnings will be subject to the fluctuations of interest rates and their effect on these investments.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hines Global REIT, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Global REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Global REIT, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Houston, Texas
April 1, 2013

HINES GLOBAL REIT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and 2011

	2012	2011
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$1,482,478	$950,430
Investment in unconsolidated entities	3,573	—
Cash and cash equivalents	97,398	66,490
Restricted cash	7,457	6,944
Derivative instruments	790	—
Tenant and other receivables	33,615	13,729
Intangible lease assets, net	385,532	301,273
Deferred leasing costs, net	7,850	1,852
Deferred financing costs, net	10,927	8,586
Real estate loans receivable	34,701	4,919
Other assets	14,251	27,094
Total assets	$2,078,572	$1,381,317
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$35,889	$23,049
Due to affiliates	10,198	4,124
Intangible lease liabilities, net	27,183	16,267
Other liabilities	18,472	13,273
Derivative instruments	15,453	13,241
Distributions payable	8,777	7,996
Notes payable to affiliates	28,535	8,403
Notes payable	829,795	625,560
Total liabilities	974,302	711,913

Commitments and contingencies (Note 14)	—	—

Equity:
Stockholders' equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2012 and 2011	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized as of December 31, 2012 and 2011; 148,889 and 90,023 common shares issued and outstanding as of December 31, 2012 and 2011, respectively	149	90
Additional paid-in capital	1,189,739	738,616
Accumulated deficit	(117,369)	(82,890)
Accumulated other comprehensive income (loss)	(8,612)	(19,741)
Total stockholders' equity	1,063,907	636,075
Noncontrolling interests	40,363	33,329
Total equity	1,104,270	669,404
Total liabilities and equity	$2,078,572	$1,381,317

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$174,794	$88,657	$23,158
Other revenue	12,446	6,869	1,716
Total revenues	187,240	95,526	24,874
Expenses:
Property operating expenses	40,511	19,403	5,832
Real property taxes	16,576	7,677	1,280
Property management fees	3,952	2,231	626
Depreciation and amortization	84,747	53,167	16,029
Acquisition related expenses	12,633	5,863	15,678
Asset management and acquisition fees	22,006	20,453	11,236
General and administrative	3,590	3,129	1,866
Total expenses	184,015	111,923	52,547
Income (loss) before other income (expenses) and benefit (provision) for income taxes	3,225	(16,397)	(27,673)
Other income (expenses):
Gain (loss) on derivative instruments	1,398	(16,523)	2,800
Other gains (losses)	672	174	39
Interest expense	(37,915)	(23,167)	(6,035)
Interest income	227	189	110
Income (loss) before benefit (provision) for income taxes	(32,393)	(55,724)	(30,759)
Benefit (provision) for income taxes	(1,147)	(2,885)	(657)
Net income (loss)	(33,540)	(58,609)	(31,416)
Net (income) loss attributable to noncontrolling interests	(939)	1,592	5,951
Net income (loss) attributable to common stockholders	$(34,479)	$(57,017)	$(25,465)
Basic and diluted income (loss) per common share:	$(0.30)	$(0.85)	$(1.30)
Weighted average number of common shares outstanding	113,578	67,429	19,597
Net comprehensive income (loss):
Net income (loss)	$(33,540)	$(58,609)	$(31,416)
Other comprehensive income (loss):
Foreign currency translation adjustment	12,301	(20,765)	2,263
Net comprehensive income (loss):	(21,239)	(79,374)	(29,153)
Net comprehensive (income) loss attributable to noncontrolling interests	(2,111)	1,269	5,035
Net comprehensive income (loss) attributable to common stockholders	$(23,350)	$(78,105)	$(24,118)

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	Hines Global REIT, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests
Balance as of January 1, 2010	3,276	$3	$26,013	$(408)	$—	$25,608	$33
Issuance of common shares	38,106	38	379,874	—	—	379,912	—
Contribution from noncontrolling interest	—	—	—	—	—	—	44,925
Distributions declared	—	—	(13,697)			(13,697)	(14)
Distributions on Convertible Preferred Equity Certificates ("CPEC")	—	—	—	—	—	—	(1,600)
Redemption of common shares	(95)	—	(1,543)	—	—	(1,543)	—
Selling commissions and dealer manager fees			(36,581)	—	—	(36,581)	—
Issuer costs	—	—	(3,505)	—	—	(3,505)	—
Net income (loss)	—	—	—	(25,465)	—	(25,465)	(5,951)
Foreign currency translation adjustment	—	—	—	—	1,347	1,347	916
Balance as of December 31, 2010	41,287	$41	$350,561	$(25,873)	$1,347	$326,076	$38,309
Issuance of common shares	49,479	50	492,716	—	—	492,766	—
Contributions from noncontrolling interest	—	—	—	—	—	—	97
Distributions declared	—	—	(47,198)	—	—	(47,198)	(15)
Distributions on CPEC	—	—	—	—	—	—	(3,793)
Redemption of common shares	(743)	(1)	(7,190)	—	—	(7,191)	—
Selling commissions and dealer manager fees	—	—	(46,187)	—	—	(46,187)	—
Issuer costs	—	—	(4,086)	—	—	(4,086)	—
Net income (loss)	—	—	—	(57,017)	—	(57,017)	(1,592)
Foreign currency translation adjustment	—	—	—	—	(21,088)	(21,088)	323
Balance as of December 31, 2011	90,023	$90	$738,616	$(82,890)	$(19,741)	$636,075	$33,329
Issuance of common shares	60,019	60	596,683	—	—	596,743	—
Contributions from noncontrolling interest	—	—	—	—	—	—	8,082
Distributions declared	—	—	(73,975)	—	—	(73,975)	(293)
Distributions on CPEC	—	—	—	—	—	—	(2,866)
Redemption of common shares	(1,153)	(1)	(11,323)	—	—	(11,324)	—
Selling commissions and dealer manager fees	—	—	(54,552)	—	—	(54,552)	—
Issuer costs	—	—	(5,710)	—	—	(5,710)	—
Net income (loss)	—	—	—	(34,479)	—	(34,479)	939
Foreign currency translation adjustment	—	—	—	—	11,129	11,129	1,172
Balance as of December 31, 2012	148,889	$149	$1,189,739	$(117,369)	$(8,612)	$1,063,907	$40,363

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$(33,540)	$(58,609)	$(31,416)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	93,526	58,327	17,214
Other (gains) losses	(672)	—	(26)
(Gain) loss on derivative instruments	(1,398)	16,523	(2,804)
Changes in assets and liabilities:
Change in other assets	(1,497)	823	(527)
Change in tenant and other receivables	(15,355)	(5,188)	(6,725)
Change in deferred leasing costs	(6,542)	(1,494)	(700)
Change in accounts payable and accrued expenses	4,221	7,638	7,123
Change in other liabilities	(431)	3,259	578
Change in due to affiliates	538	2,712	586
Net cash from operating activities	38,850	23,991	(16,697)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(593,428)	(603,908)	(506,237)
Capital expenditures at operating properties and developments	(31,219)	(9,605)	—
Investments in unconsolidated entities	(3,573)	—	—
Deposits on investment property	(7,458)	(24,404)	—
Investments in real estate loans receivable	(33,316)	(4,919)	—
Proceeds from collection of real estate loans receivable	3,107	—	—
Change in restricted cash	(286)	(6,299)	(349)
Net cash from investing activities	(666,173)	(649,135)	(506,586)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	556,657	468,730	372,487
Contribution from noncontrolling interest	5,082	93	44,925
Redemption of common shares	(11,099)	(7,082)	(950)
Payment of issuer costs	(5,675)	(4,481)	(4,730)
Payment of selling commissions and dealer manager fees	(52,660)	(46,766)	(36,110)
Distributions paid to stockholders and noncontrolling interests	(39,493)	(22,751)	(5,808)
Proceeds from notes payable	749,076	157,009	278,657
Proceeds from related party notes payable	19,628	8,403	—
Payments on notes payable	(557,588)	(3,151)	—
Change in security deposit liability	542	(30)	81
Deferred financing costs paid	(5,504)	(3,961)	(6,959)
Payments related to interest rate contracts	(1,795)	—	—
Net cash from financing activities	657,171	546,013	641,593
Effect of exchange rate changes on cash	1,060	(1,332)	475
Net change in cash and cash equivalents	30,908	(80,463)	118,785
Cash and cash equivalents, beginning of period	66,490	146,953	28,168
Cash and cash equivalents, end of period	$97,398	$66,490	$146,953

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

On August 5, 2009, the Company commenced its initial public offering of up to $3.5 billion in shares of common stock for sale to the public (the “Initial Offering”) through which it has received gross offering proceeds of approximately $1.5 billion from the sale of 150.9 million shares through December 31, 2012. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for the Initial Offering. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Initial Offering. The Company has invested and intends to continue to invest the net proceeds from the Initial Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Properties purchased by the Company may have varying uses including office, retail, industrial, multi-family residential and hospitality or leisure. The Company may invest in operating properties, properties under development, and undeveloped properties, such as land. In addition, the Company may also make other real estate investments including investments in equity or debt interests, which may include securities in other real estate entities and debt related to real estate.

The Company terminated the Initial Offering on February 1, 2013 and commenced a follow-on offering effective February 4, 2013 through which it is offering up to $3.5 billion in shares of common stock (the “Second Offering”).

The Company made its initial real estate investment in June 2010 and owned interests in 25 real estate investments as of December 31, 2012. The Company’s investments consisted of the following types of investments:

•	Domestic office investments (7 investments)

•	Domestic other investments (7 investments)

•	International office investments (4 investments)

•	International other investments (7 investments)

Discussed below are additional details related to the Company's investments in multi-family projects and investments in real estate related debt, each of which are included in the Company's domestic other investments segment. All other investments are operating real estate investments.

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

•
@1377— @1377 (formerly referred to as the Ashford at Brookhaven Development) is a multi-family development project in Atlanta, Georgia, which is being developed by an affiliate of Hines. The estimated total cost of the project is expected to be $33.4 million and the project will consist of 215 units upon completion. Construction began in July 2012 and is expected to be completed by December 2013, although there can be no assurances as to when construction will be completed. See "Joint Ventures, Equity Method Investments and Noncontrolling Interests" below for additional information regarding the Company's accounting for the @1377 development.

•
Ponce & Bird JV — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. The estimated total cost of the project is expected to be $65.6 million and the project will consist of 276 units upon completion. An affiliate of Hines owns the remaining 17% interest in this joint venture. Construction is expected to begin in April 2013 and is expected to be completed by September 2014, although there can be no assurances as to when construction will be completed.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide approximately $39.0 million of financing for real estate projects. Effective January 2013, a subsidiary of the Operating Partnership entered into an amended partnership agreement with Flagship Capital GP to increase the amount available for financing of real estate projects to $51.0 million. The joint venture has six loans receivable, totaling $31.4 million, outstanding as of December 31, 2012. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP. See Note 5 — Real Estate Loans Receivable for additional information regarding these loans receivable.

Joint Ventures, Equity Method Investments and Noncontrolling Interests

On January 7, 2009, the Company and HALP, an affiliate of the Advisor, formed Hines Global REIT Properties, LP (the “Operating Partnership”). The Company conducts most of its operations through the Operating Partnership. On January 14, 2009, the Company and HALP made initial capital contributions to the Operating Partnership of $10,000 and $190,000, respectively and accordingly, HALP owned a 95.0% noncontrolling interest in the Operating Partnership. As of December 31, 2012 and 2011, HALP owned a 0.01% and 0.02% interest in the Operating Partnership, respectively.

The Brindleyplace JV

In June 2010, the Operating Partnership and Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) formed Hines Moorfield UK Venture I S.A.R.L., (the “Brindleyplace JV”) and, in July 2010, the Brindleyplace JV acquired several properties located in Birmingham, England (the "Brindleyplace Project").  The Company owns a 60% interest in the Brindleyplace JV and Moorfield holds the remaining 40% interest.

The Company has concluded its investment in the Brindleyplace JV does not qualify as a variable interest entity (“VIE”) under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation.” Based on the Company’s majority voting interest as well as certain additional voting rights and other factors, the Company has consolidated the Brindleyplace JV and its wholly-owned subsidiaries in its financial statements. See Note 10 — Noncontrolling Interests for additional information regarding our noncontrolling interests in the Brindleyplace JV.

Consolidated VIEs

The Flagship JV

In June 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement (as amended) with Flagship Capital, GP for the formation of Flagship Capital Partners Fund, LP (the “Flagship JV”) for the purpose of originating real estate loans. The Flagship JV may finance up to approximately $51.0 million of real estate loans. The Company has committed to investing up to $49.4 million into the Flagship JV and owns a 97% interest in the Flagship JV as a result. Flagship Capital, GP has committed to investing up to $1.6 million and owns the remaining 3% interest. Flagship Capital, GP serves as the general partner and will manage the day-to-day activities of the Flagship JV. Both partners have equal voting rights and distributions from the Flagship JV will initially be paid to the fund partners based on their pro rata ownership. Since the voting rights of each of the partners are disproportionate to their ownership interests, the Company has concluded that the Flagship JV qualifies as a VIE under ASC 810. Further, the Company has determined that it is the primary beneficiary due to its ability to exercise significant control and influence over the Flagship JV as well as certain other factors. As a result, the Company has consolidated the Flagship JV and its wholly-owned subsidiaries in its financial statements. See Note 10 — Noncontrolling Interests for additional information regarding our noncontrolling interests in the Flagship JV.

The WaterWall Place JV

In December 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines One Waterwall Holdings LP (the “Waterwall Place JV”), a Delaware limited liability company, for the purpose of developing a multi-family project in Houston, Texas. Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the initial limited partner. The Company has concluded its investment in the WaterWall Place JV qualifies as a VIE under ASC 810. Further, the Company has determined that it is the primary beneficiary since it has greater exposure to the variability of One Waterwall JV’s economic performance as well as certain other factors. As a result, the Company has consolidated the WaterWall Place JV and its wholly-owned subsidiaries in its financial statements.

The Ponce & Bird JV

In July 2012, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines Ponce & Bird Holdings LP (the “Ponce & Bird JV”), a Delaware limited liability company, for the purpose of developing a multi-family project in Miami, Florida. Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the initial limited partner. The Company has concluded its investment in the Ponce & Bird JV qualifies as a VIE under ASC 810. Further, the Company has determined that it is the primary beneficiary since it has greater exposure to the variability of Ponce & Bird's economic performance as well as certain other factors. As a result, the Company has consolidated the Ponce & Bird JV and its wholly-owned subsidiaries in its financial statements. See Note 10 — Noncontrolling Interests for additional information regarding our noncontrolling interests in the Ponce & Bird JV.

A summary of our consolidated VIEs is as follows (in thousands):

	December 31, 2012	December 31, 2011
Maximum risk of loss (1)	$28,626	$2,197
Assets held by VIEs	$68,699	$14,594
Assets held as collateral for debt	$68,699	$14,594
Liabilities held by VIEs	$43,912	$12,532

(1)	Represents the Company's contributions made to the consolidated VIEs.

Restrictions on the use of these assets are significant because they serve as collateral for the VIE's debt, and the Company is generally required to obtain its partners' approval in accordance with the respective joint venture agreements for any major transactions. Transactions with these joint ventures on the Company's consolidated financial statements primarily relate to contributions for the funding of loans receivable at the Flagship JV. The Company and its partners are subject to the provisions of the joint ventures agreements which include provisions for when additional contributions may be required. During the years ended December 31, 2012 and 2011, the Company made capital contributions of $26.4 million and $2.2 million in accordance with our respective joint venture agreements. There were no consolidated VIEs for the year ended December 31, 2010. Subsequent to December 31, 2012, the Company made capital contributions of $9.5 million in accordance with its respective joint venture agreements.

Unconsolidated VIEs

The @1377 Equity Method Investment

In November 2011, a wholly-owned subsidiary of the Operating Partnership entered into a loan agreement with an affiliate of Hines to provide pre-construction financing for the development of a multi-family project in Atlanta, Georgia to be marketed as @1377. In June 2012, this loan was repaid. Subsequent to the initial loan being repaid, the Company provided a preferred equity investment in the project of $3.6 million, representing a 51.7% ownership in the project, for the year ended December 31, 2012. The Company has concluded that its preferred equity investment in @1377 qualifies as a VIE. @1377 is financed with a $23.3 million secured loan made by Cadence Bank, N.A., which is solely guaranteed by the Company’s joint venture partner (the “JV Partner”), and a $3.2 million mezzanine loan commitment plus accrued interest made by the Company, of which $3.3 million was outstanding at December 31, 2012. The JV Partner is the manager of the project, allowing the JV Partner to direct the activities of the VIE that most significantly impact the VIE’s financial performance. Based upon the loan guarantees and the JV Partner’s ability to direct the activities that significantly impact the economic performance of the VIE, the Company has determined that it is not the primary beneficiary of this VIE and will account for its preferred equity investment in the project as an equity method investment. The Company’s maximum loss exposure is expected to change in future periods as a result of additional contributions made. Other than the initial capital contributions provided by the Company, the Company has not provided any additional subordinated financial support.

The table below includes the Company’s maximum loss exposure related to this investment as of December 31, 2012, which is equal to the carrying value of its investment in the joint venture included in the balance sheet line item “Investments in unconsolidated entities” as of December 31, 2012. There were no unconsolidated joint ventures as of December 31, 2011. Amounts are in thousands:

Period	Investment in @1377 Development (1)	Maximum Risk of Loss
December 31, 2012	$3,573	$3,573

(1)	Represents the carrying amount of the investment in @1377, which represents the Company's contribution made to the VIE.

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

The Company evaluates the need to consolidate joint ventures in accordance with GAAP. In accordance with GAAP, the Company will consolidate joint ventures that are determined to be variable interest entities for which it is the primary beneficiary. Further, partially owned real estate joint ventures over which the Company has a controlling financial interest are consolidated in its financial statements. In determining if the Company has a controlling financial interest, it considers factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights. Management continually analyzes and assesses reconsideration events, including changes in these factors, to determine if the consolidation treatment remains appropriate. Partially owned real estate joint ventures where the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for using the equity method.

The Company's investments in partially owned real estate joint ventures are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may not be recoverable. In such an instance, the Company will record an impairment charge if it determines that a decline in the value of an investment below its fair value is other than temporary. The Company's analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery. Based on the Company's analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investments in partially owned real estate joint ventures for the year ended December 31, 2012. The Company had no investments in partially owned real estate joint ventures for the years ended December 31, 2011 and 2010. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company's investments, impairment charges may be recorded in future periods.

International Operations

The British pound (“GBP”) is the functional currency for the Company’s subsidiaries operating in the United Kingdom, the Russian rouble (“RUB”) is the functional currency for the Company’s subsidiaries operating in Russia, the Polish zloty (“PLN”) is the functional currency for the Company’s subsidiaries operating in Poland and the Australian dollar (“AUD”) is the functional currency for the Company’s subsidiaries operating in Australia. These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement accounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. Upon disposal of these subsidiaries, the Company will remove the accumulated translation adjustment from stockholders’ equity and include it in the gain or loss on disposal in its consolidated statement of operations.

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

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, are recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties are included in the Company’s results of operations from their respective dates of acquisition. Estimates of fair values are based upon estimates of future cash flows and other valuation techniques that the Company believes are similar to those used by market participants and are used to record the purchase of identifiable assets acquired, such as land, buildings and improvements, equipment and identifiable intangible assets related to in-place leases and liabilities assumed, such as amounts related to acquired out-of-market leases, asset retirement obligations, mortgage notes payable. Values of buildings and improvements are determined on an as if vacant basis. Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date. Acquisition-related costs such as transaction costs and acquisition fees paid to the Advisor are expensed as incurred.

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

Acquired out-of-market lease values (including ground leases) are recorded based on the present value (using a discount rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized out-of-market lease values are amortized as adjustments to rental revenue (or ground lease expense, as applicable) over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the out-of-market lease value is charged to rental revenue.

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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the years ended December 31, 2012, 2011, and 2010.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

The Company has restricted cash primarily related to certain escrows required by several of the Company’s mortgage agreements. Specifically, $3.6 million of the restricted cash relates to the remaining reserve that one of the Company’s properties was required to fund related to the refurbishment of one of its buildings.

Concentration of Credit Risk

As of December 31, 2012, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash.

In addition, as of December 31, 2012, the Company had $40.6 million of cash and cash equivalents deposited in certain financial institutions located in the United Kingdom, Russia, Poland and Australia. Management regularly monitors the financial stability of these financial institutions in an effort to manage its exposure to any significant credit risk in cash and cash equivalents.

Tenant and Other Receivables

Receivable balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost in the consolidated balance sheets, net of allowance for doubtful accounts of $0.3 million at December 31, 2012. No such allowances were recorded as of December 31, 2011.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions, tenant inducements and legal costs are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing, including the financing fees paid to the Advisor (see Note 9 – Related Party Transactions). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations.  For the years ended December 31, 2012, 2011, and 2010, $3.4 million, $1.8 million and $0.5 million, were amortized into interest expense, respectively.

Real Estate Loans Receivable

Real estate loans receivable is shown at cost, net of any applicable allowance for uncollectibility and deferred loan origination fees. The Company defers certain loan origination fees and amortizes them as an adjustment of yield over the term of the related real estate loan receivable. The related amortization of the deferred loan origination fees are recorded in other revenue in the accompanying consolidated statement of operations and comprehensive income (loss). An allowance for the uncollectible portion of the real estate loans receivable is determined based upon an analysis of the economic conditions in the area in which the property is located and credit quality indicators which include: borrower’s payment history, the financial condition of the borrower, and business conditions in the industry in which the borrower operates.

Additionally, a real estate loan receivable is considered to be impaired, when based upon current events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. If a real estate loan receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at its effective interest rate or to the value of the underlying collateral if the real estate loan receivable is collateral dependent. Evaluating real estate loans receivable for potential impairment can require management to exercise significant judgment. No impairment was recorded for the years ended December 31, 2012 and 2011. Further, as of December 31, 2012 and December 31, 2011, no allowances for uncollectibility have been recorded. There were no real estate loans receivable as of December 31, 2010.

Other Assets

Other assets included the following (in thousands):

	December 31, 2012		December 31, 2011
Deposits	$7,767		$24,404	(1)
Other	6,484	(2)	2,690
Other assets	$14,251		$27,094

(1)
Primarily relates to $23.5 million paid in connection with the acquisition of the Poland Logistics Portfolio, which was acquired in March 2012. See Note 4 — Recent Acquisitions of Real Estate for additional information regarding the Poland Logistics Portfolio.

(2)	At December 31, 2012, "Other" primarily consists of deferred tax assets, deferred offering costs related to our Second Offering and prepaid insurance.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of December 31, 2012 and December 31, 2011, respectively, the Company recorded liabilities of $14.9 million and $11.0 million related to prepaid rental payments which were included in other liabilities in the accompanying consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $13.1 million and $5.4 million as of December 31, 2012 and December 31, 2011, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are generally recognized at the time that a tenant’s right to occupy the space is terminated and when the Company has satisfied all obligations under the agreement.

Other revenues consist primarily of parking revenue, tenant reimbursements and interest on loans receivable. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Issuer Costs

The Company reimburses the Advisor for any issuer costs related to the Company's public offerings that it pays on the Company’s behalf.  Such costs consist of, among other costs, expenses of the Company’s organization, legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. Organizational issuer costs, such as expenses associated with the formation of the Company and its board of directors are expensed and other issuer costs related to the Initial Offering are recorded as an offset to additional paid-in capital. As of December 31, 2012, the Company did not have an obligation to reimburse the Advisor for any issuer costs related to the Company's Second Offering and had $0.8 million of deferred offering costs recorded in other assets in the accompanying consolidated balance sheets related to the Second Offering.

Income Taxes

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company’s management believes that it operates in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2012, 2011 and 2010 in the accompanying consolidated financial statements. In 2012, 2011 and 2010, income tax expense recorded by the Company was primarily comprised of foreign income taxes related to the operation its international properties. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Redemption of Common Stock

The Company complies with FASB ASC 480 “Distinguishing Liabilities from Equity” which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  When approved, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded liabilities of $0.9 million and $0.7 million in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2012 and December 31, 2011, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity.

Per Share Data

Net loss per common share is calculated by dividing the net loss attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net loss per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Reclassifications

Certain reclassifications have been made in the consolidated balance sheet for the year ended December 31, 2011 to be consistent with the 2012 presentation. Specifically, on the balance sheets, real estate loans receivable were recorded in other assets as of December 31, 2011, but were reclassified to real estate loans receivable and affiliates notes payable were recorded in due to affiliates as of December 31, 2011, but were reclassified to notes payable to affiliates. Additionally, for the year ended December 31, 2011 on the cash flow statement, the Company reclassified amounts out of investment in properties and acquired lease intangibles, net to a separate line item for capital expenditures on continuing properties and development projects to conform to the 2012 presentation. Management believes these changes in presentation provide useful information related to the Company’s financial statements although it does not believe this change is necessary for the fair presentation of the Company’s financial statements.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurements. This guidance results in a consistent definition of fair value and common requirements for measurement of and expanded disclosure about fair value between GAAP and International Financial Reporting Standards. The adoption of this guidance was effective prospectively for interim and annual periods beginning after December 15, 2011. We did not have any changes to our existing classification and measurement of fair value upon adoption on January 1, 2012. Refer to Note 11 ─ Fair Value Measurements for additional disclosures resulting from the adoption of this standard.

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

In February 2013, FASB issued guidance to improve transparency of reporting reclassifications out of accumulated other comprehensive income. The adoption of this guidance is effective for interim and annual periods beginning after December 15, 2012. The Company does not believe the adoption of this guidance will have a material effect on the Company's financial statements.

In February 2013, FASB issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not believe the adoption of this guidance will have a material impact on the Company's financial statements.

In March 2013, FASB issued guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The Company has not concluded its analysis on this guidance, but it does not believe the adoption of this guidance will have a material impact on the Company's financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of December 31, 2012 and December 31, 2011 (in thousands):

	December 31, 2012		December 31, 2011
Buildings and improvements	$1,319,954	(1)	$892,743
Less: accumulated depreciation	(47,197)		(18,991)
Buildings and improvements, net	1,272,757		873,752
Land	209,721		76,678
Investment property, net	$1,482,478		$950,430

(1)	Included in buildings and improvements is approximately $13.9 million in construction-in-progress related to our multi-family developments in Houston, Texas and Miami, Florida as of December 31, 2012.

As of December 31, 2012, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$407,249	$77,539	$(32,583)
Less: accumulated amortization	(84,361)	(14,895)	5,400
Net	$322,888	$62,644	$(27,183)

As of December 31, 2011, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$290,696	$61,689	$(19,344)
Less: accumulated amortization	(44,935)	(6,177)	3,077
Net	$245,761	$55,512	$(16,267)

Amortization expense of in-place leases was $57.2 million, $37.6 million and $12.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization of out-of-market leases was a decrease to rental revenue of approximately $4.5 million, $2.7 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for each of the years ending December 31, 2013 through December 31, 2017 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
2013	$60,726	$5,116
2014	54,878	4,882
2015	46,118	5,892
2016	38,897	5,416
2017	32,420	4,522

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2012, the approximate fixed future minimum rentals for each of the years ending December 31, 2013 through 2017 and thereafter were as follows (in thousands):

Fixed Future Minimum Rentals
2013	$154,247
2014	149,547
2015	138,439
2016	121,816
2017	104,967
Thereafter	471,477
Total	$1,140,493

Pursuant to the lease agreements with certain tenants in one of its buildings, a wholly-owned subsidiary of the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the years ending December 31, 2013 through 2017 and thereafter are $2.7 million, $3.0 million, $3.0 million, $2.9 million, $2.5 million and $8.1 million, respectively.

Of the Company’s total rental revenue for the year ended December 31, 2012, approximately 10% was earned from a tenant in the accounting industry who has leases that expire in 2016, 2019 and 2024.

Of the Company’s total rental revenue for the year ended December 31, 2011, approximately 17% was earned from a tenant in the accounting industry who has leases that expire in 2016, 2019 and 2024, approximately 11% was earned from a tenant in the legal services industry whose lease expires in 2016, and approximately 11% was earned from a tenant in the education services industry whose lease expires in 2019.

Of the Company’s total rental revenue for the year ended December 31, 2010, approximately 12% was earned from a tenant in the telecom industry, whose lease expired in 2012 and was not renewed and approximately 10% was earned from a tenant in the accounting industry who has leases that expire in 2016 and 2024.

4. RECENT ACQUISITIONS OF REAL ESTATE

For the years ended December 31, 2012, 2011 and 2010, the Company acquired the assets and assumed certain liabilities of nine, seven and five real estate operating properties located in the United States and internationally, respectively, for an aggregate net purchase price of $626.7 million, $702.0 million and $617.0 million, respectively.

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2012, 2011 and 2010 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (1)		Land (1)	In-place Lease Intangibles (1)	Out-of- Market Lease Intangibles, Net (1)	Discount (premium) on assumed mortgage loan (1)	Total (1)
2012
Poland Logistics Portfolio (2)	3/29/12 and 10/10/12 (3)	$97,627		$25,893	$33,062	$644	$—	$157,226
144 Montague	04/16/12	$49,424		$13,803	$28,083	$—	$—	$91,310
100 Brookes	7/13/2012	$41,404		$8,600	$12,859	$4,737	$—	$67,600
Minneapolis Retail Center (4)	8/1/2012	$78,711		$30,792	$34,176	$(13,078)	$—	$130,601
550 Terry Francois	8/31/2012	$109,760		$41,270	$20,860	$8,110	$—	$180,000

2011
Stonecutter Court	03/11/11	$90,677	(5)	$—	$53,317	$1,598	$—	$145,592
FM Logistic	04/27/11	$51,588		$5,320	$15,780	$(1,840)	$—	$70,848
Gogolevsky 11	08/25/11	$85,120		$—	$11,150	$(170)	$—	$96,100
250 Royall	09/09/11	$22,860		$8,910	$11,500	$13,730	$—	$57,000
Campus at Marlborough	10/28/11	$54,710		$23,310	$23,770	$1,210	$—	$103,000
Fisher Plaza	12/15/11	$111,390		$19,560	$29,680	$(630)	$—	$160,000
9320 Excelsior	12/27/11	$51,110		$2,730	$14,460	$1,170	$—	$69,470

2010
17600 Gillette	06/09/10	$7,250		$2,800	$4,420	$5,880	$—	$20,350
Brindleyplace Project	07/07/10	$207,592		$—	$70,922	$3,959	$—	$282,473
Hock Plaza	09/08/10	$69,704		$1,220	$18,790	$5,350	$2,869	$97,933
Southpark	10/19/10	$20,507		$3,920	$5,870	$1,610	$(720)	$31,187
Fifty South Sixth	11/04/10	$134,262		$1,390	$38,900	$10,440	$—	$184,992

(1)	For acquisitions denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on the acquisition date.

(2)	The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(3)
The first four industrial parks in the Poland Logistics Portfolio were acquired on March 29, 2012 and the remaining fifth industrial park, Distribution Park Sosnowiec, was acquired on October 10, 2012.

(4)	The Minneapolis Retail Center includes the acquisition of a parking garage on December 26, 2012.

(5)	Amount includes approximately $0.7 million of deferred tax assets related to net operating loss carry-forwards at date of acquisition.

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2012, 2011, and 2010 acquisitions, as of the date of the acquisition, was as follows:

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2012 Acquisitions:
Poland Logistics Portfolio	4.1	5.6	3.4
144 Montague	9.6	—	—
100 Brookes	5.6	5.6	—
Minneapolis Retail Center	6.9	8.7	9.2
550 Terry Francois	5.2	5.2	—

2011 Acquisitions:
Stonecutter Court	8.2	8.2	9.0
FM Logistic	4.9	—	4.9
Gogolevsky 11	3.3	3.4	3.3
250 Royall	7.7	7.7	—
The Campus at Marlborough	5.6	5.6	6.4
Fisher Plaza	8.3	11.4	9.3
9320 Excelsior	12.0	12.0	—

2010 Acquisitions:
17600 Gillette	5.8	5.8	—
Brindleyplace Project	10.0	7.3	7.8
Hock Plaza	9.0	9.1	5.0
Southpark	3.1	4.1	4.2
Fifty South Sixth	7.8	9.1	5.4

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the year ended December 31, 2012, which are included in the Company’s consolidated results of operations for the year ended December 31, 2012 (in thousands):

		For the Year Ended
2012 Acquisitions		December 31, 2012
Poland Logistics Portfolio	Revenue	$11,595
	Net income (loss)	$(6,071)
144 Montague	Revenue	$7,153
	Net income (loss)	$(4,903)
100 Brookes	Revenue	$3,291
	Net income (loss)	$(4,680)
Minneapolis Retail Center	Revenue	$7,536
	Net income (loss)	$(1,317)
550 Terry Francois	Revenue	$6,362
	Net income (loss)	$1,989

The following unaudited consolidated information is presented to give effect to current year acquisitions through December 31, 2012 as if the acquisitions occurred on January 1, 2011. This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition fees and expenses of $28.7 million and $20.0 million for the years ended December 31, 2012 and 2011, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2011, nor does it purport to represent our future operations (amounts in thousands, except per share amounts):

	For the Year Ended
	December 31,
	Pro Forma 2012	Pro Forma 2011
Revenues	$222,914	$167,137
Net income (loss)	$(3,157)	$(47,170)
Basic and diluted income (loss) per common share	$(0.03)	$(0.39)

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the year ended December 31, 2011, which are included in the Company’s consolidated results of operations for the year ended December 31, 2011 (in thousands):

		For the Year Ended
2011 Acquisitions		December 31, 2011
Stonecutter Court	Revenue	$8,264
	Net income (loss)	$(11,045)
FM Logistic	Revenue	$5,937
	Net income (loss)	$1,691
Gogolevsky 11	Revenue	$3,994
	Net income (loss)	$(1,102)
250 Royall	Revenue	$1,885
	Net income (loss)	$286
Campus at Marlborough	Revenue	$2,529
	Net income (loss)	$(440)
Fisher Plaza	Revenue	$975
	Net income (loss)	$(310)
9320 Excelsior	Revenue	$76
	Net income (loss)	$(134)

The following unaudited consolidated information is presented to give effect to 2011 acquisitions through December 31, 2011 as if the acquisitions occurred on January 1, 2010. This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition fees and expenses of $20.0 million and $25.7 million for the years ended December 31, 2011 and 2010, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2010, nor does it purport to represent our future operations (amounts in thousands, except per share amounts):

	For the Years Ended
	December 31,
	Pro Forma 2011	Pro Forma 2010
Revenues	$150,432	$102,979
Net income (loss)	$(35,850)	$(2,816)
Basic and diluted income (loss) per common share	$(0.53)	$(0.03)

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the year ended December 31, 2010, which are included in the Company’s consolidated results of operations for the year ended December 31, 2010 (in thousands):

		For the Year Ended
2010 Acquisitions		December 31, 2010
17600 Gillette	Revenue	$1,213
	Net income (loss)	$(1)
Brindleyplace Project	Revenue	$15,741
	Net income (loss)	$(18,817)
Hock Plaza	Revenue	$3,251
	Net income (loss)	$(868)
Southpark	Revenue	$681
	Net income (loss)	$(607)
Fifty South Sixth	Revenue	$3,988
	Net income (loss)	$2,421

The following unaudited consolidated information is presented to give effect to 2010 acquisitions through December 31, 2010 as if the acquisitions occurred on January 1, 2009. This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition fees and expenses of $25.7 million for the year ended December 31, 2010. The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2009, nor does it purport to represent our future operations (amounts in thousands, except per share amounts):

	For the Years Ended
	December 31,
	Pro Forma 2010	Pro Forma 2009
Revenues	$73,200	$73,200
Net income (loss)	$(11,286)	$(14,086)
Basic and diluted income (loss) per common share	$(0.49)	$(0.62)

See Note 16 — Subsequent Events for details regarding our investments that were acquired subsequent to December 31, 2012.

5. REAL ESTATE LOANS RECEIVABLE

Real estate loans receivable included the following at December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Flagship Capital JV	$31,381	$2,949
@1377	3,320	1,970
Real estate loans receivable	$34,701	$4,919

The table below provides additional detail on the Company's outstanding real estate loans receivable through the Flagship Capital JV as of December 31, 2012 (in thousands):

Property	Original Funding Date	Maturity Date	Interest Rate	Total Loan Commitment	Balance as of December 31, 2012
Norchester Village	3/1/2012	3/1/2014	7.75%	$4,961	$4,229
Rutland Place	3/28/2012	9/28/2013	7.70%	7,720	6,528
The Lakeside Apartments	12/22/2011	3/21/2015	12.00%	5,359	5,041
Bay Park Apartments	7/30/2012	7/30/2014	7.80%	3,231	2,823
Houston Retail Portfolio	8/2/2012	8/2/2015	7.60%	11,804	11,326
Motor Circle	12/28/2012	12/28/2014	8.00%	3,175	1,857
			8.38%	$36,250	$31,804
Less: Origination fees					(423)
					$31,381

6. DEBT FINANCING

As of December 31, 2012 and 2011, the Company had $858.3 million and $634.0 million of debt outstanding, respectively, with a weighted average years to maturity of 3.7 years and 3.7 years, respectively, and a weighted average interest rate of 4.4% and 4.3%, respectively. The following table describes the Company's debt outstanding at December 31, 2012 and 2011 (in thousands):

	Origination or Assumption Date	Maturity Date	Interest Rate Description	Interest Rate as of		Principal Outstanding at	Principal Outstanding at
Description				December 31, 2012		December 31, 2012	December 31, 2011
Secured Mortgage Debt
Brindleyplace Project	7/1/2010	7/7/2015	75% fixed via swap / 25% variable	3.46%	(1)	$195,552	$187,078
Hock Plaza	9/8/2010	12/6/2015	Fixed	5.58%		77,957	79,001
Southpark	10/19/2010	12/6/2016	Fixed	5.67%		18,000	18,000
Fifty South Sixth	11/4/2010	11/4/2015	Fixed via swap	3.62%		95,000	95,000
Stonecutter Court	3/11/2011	3/11/2016	Fixed via swap	4.79%		88,527	86,629
Gogolevsky 11	8/25/2011	4/7/2021	Variable	6.56%		37,900	39,300
Campus at Marlborough	10/28/2011	12/1/2014	Fixed	5.21%		55,897	57,123
Flagship Capital JV (2)	3/8/2012	3/8/2017	Variable, subject to floor of 4.5%	4.50%		7,469	—
144 Montague	4/16/2012	4/16/2017	Variable, subject to interest rate cap	5.79%		58,368	—
100 Brookes	7/13/2012	7/31/2017	Variable, subject to interest rate cap	5.98%		44,829	—
Poland Logistics Portfolio	8/2/2012	6/30/2017	Variable, subject to interest rate cap	2.99%		85,937	—
Minneapolis Retail Center	8/2/2012	8/10/2019	Fixed	3.50%		65,500	—
825 Ann (under development) (3)	11/16/2012	See below	Variable	N/A		—	—
Other Notes Payable
Bridge Loan - December 2011	12/15/2011	4/15/2012	Variable	N/A		—	65,000
JPMorgan Chase Revolving Credit Facility	4/13/2012	4/13/2015	Variable	2.21%		—	—
WaterWall Place Construction Loan (4)	6/29/2012	6/29/2016	Variable, subject to interest rate cap	4.50%		—	—
Total Principal Outstanding						$830,936	$627,131
Unamortized Discount (5)						(1,141)	(1,571)
Notes Payable						$829,795	$625,560
Affiliates Notes Payable
WaterWall Place Construction Loan	12/15/2011	12/14/2014	Variable	2.21%		18,180	8,403
Ponce & Bird Construction Loan	7/13/2012	7/13/2015	Variable	2.21%		10,355	—
Notes Payable to Affiliates						$28,535	$8,403
						$858,330	$633,963

(1)	Represents the weighted average interest rate for the year ended December 31, 2012 on the Brindleyplace Project's total debt outstanding.

(2)
In March 2012, a subsidiary of the Operating Partnership entered into a revolving line of credit agreement with a principal amount of $8.3 million, made by Amegy Bank National Association. The loan allows for a two-year drawdown period and a three-year term after the drawdown period in which existing loans can remain in the line of credit or be repaid. No new draws can occur during this three year period.

(3)
In November 2012, a subsidiary of the Operating Partnership entered into a secured credit facility with a maximum amount of 81.0 million AUD (approximately $84.0 million as of December 31, 2012). The first draw on the loan cannot commence until practical completion of the property has been achieved and the contract of sale has been completed, which is expected to be in April 2013. The maturity date of the loan will be three years from the date of the first draw.

(4)	In June 2012, the WaterWall Place JV entered into a construction loan agreement with Chase that provides for a maximum commitment of $45.5 million.

(5)
The Company assumed notes payable in connection with various acquisitions, which were recorded at their estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related note.

As of December 31, 2012 and 2011, the fixed rate debt includes $330.2 million and $321.9 million, respectively, of variable rate debt effectively fixed through the use of interest rate swaps. The variable rate debt has variable interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 1.60% to 6.25% per annum. Additionally, $144.1 million of our variable rate debt was capped at strike rates ranging from 2.0% to 5.3%. See Note 7 - Derivative Instruments for more information regarding our interest rate contracts.

JP Morgan Chase Revolving Credit Agreement and Bridge Loans

In December 2011, a subsidiary of the Operating Partnership entered into a bridge loan agreement with a principal amount of $65.0 million, made by JPMorgan Chase Bank, N.A (“Chase”). The loan required monthly interest payments based on a floating rate plus a margin of 2.25% and repayment of principal on or before April 15, 2012. This loan was repaid in March 2012 using proceeds from a second bridge loan agreement which was entered into on March 15, 2012. This bridge loan agreement established two loans in the amounts of $75.0 million and €69.0 million, made by Chase. The second bridge loan agreement required monthly interest payments based on a floating rate plus a margin of 2.25% and repayment of principal on or before May 15, 2012. The loans were repaid in April 2012 using proceeds from the revolving credit facility described below.

In April 2012 (as amended in December 2012), the Company entered into a credit agreement with Chase that provides for a revolving credit facility with borrowings denominated in U.S. dollars, British pound sterling, Euros, Australian dollars or Canadian dollars (the “Revolving Credit Facility”). The maximum aggregate amount of the lenders’ commitments is $300.0 million, with aggregate foreign currency commitments constituting up to $150.0 million of that amount. In April 2012, the Company made borrowings of US$60.0 million and €59.0 million ($77.6 million based on a rate of $1.31 per Euro on the transaction date) to retire the loans outstanding under the bridge loan it entered into in March 2012. For the period January 2012 through December 2012, the Company made draws of $492.5 million and payments of $551.6 million under its two bridge loans and the Revolving Credit Facility, with a gain of $5.9 million through December 31, 2012 related to its borrowings on its Euro denominated loans.

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

From January 1, 2013 through April 1, 2013, the Company made draws of $300.7 million and payments of $72.9 million under the Revolving Credit Facility resulting in an outstanding principal balance of $228.4 million as of April 1, 2013.

Notes Payable to Affiliates

In December 2011, the WaterWall Place JV (as described in Note 1 — Organization) entered into a construction loan agreement with an affiliate of Hines with a maximum principal amount of $22.8 million related to the development of a multi-family project in Houston, Texas. Interest on the loan is charged monthly at a variable rate, based on Hines' then-current borrowing rate under its revolving credit facility. The loan requires monthly payments of principal and interest to the extent that net cash flow of the WaterWall JV exceeds amounts then due and payable. The line of credit facility has a maturity date that is the earlier of (i) the date on which 94% of the residential units in the project have been leased or (ii) December 14, 2014.

In July 2012, the Ponce & Bird JV (as described in Note 1— Organization) entered into a construction loan agreement with a maximum principal amount of $20.1 million with an affiliate of Hines related to the development of a multi-family project in Miami, Florida. Interest on the loan is charged monthly at a variable rate, based on Hines' then-current borrowing rate under its revolving credit facility. The loan requires monthly payments of principal and interest to the extent that net cash flow of the

Ponce & Bird JV exceeds amounts then due and payable. This line of credit has a maturity date that is the earlier of (i) the date on which 95% of the residential units in the project have been leased or (ii) July 13, 2015.

Financial Covenants

These mortgage agreements contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of December 31, 2012.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the years ending December 31, 2013 through December 31, 2017 and for the period thereafter. Amounts are in thousands:

	Payments due by Year
	2013	2014	2015	2016	2017	Thereafter
Principal payments	$6,708	$78,371	$381,024	$103,094	$187,526	$102,748

7. DERIVATIVE INSTRUMENTS

The Company has entered into several interest rate swap contracts and interest rate cap agreements as economic hedges against the variability of future interest rates on its variable interest rate borrowings.  The Company’s interest rate swaps effectively fixed the interest rates on each of the loans to which they relate and the interest rate cap contracts have effectively limited the interest rate on the loans to which they relate.  The Company has not designated any of these derivatives as cash flow hedges for accounting purposes. See Note 11 — Fair Value Measurements for additional information regarding the fair value of our interest rate contracts.

The Company also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates on future international investments in 2012. These forward contracts effectively fixed the currency exchange rates on each of the investments to which they related and all but one forward were settled prior to December 31, 2012 for a total gain of $4.3 million. The Company did not designate any of these contracts as cash flow hedges for accounting purposes. See Note 11 — Fair Value Measurements for additional information regarding the fair value of our foreign currency forwards.

The table below provides additional information regarding the Company's interest rate contracts.

Interest Rate Contracts
Type	Effective Date	Expiration Date	Notional Amount (1)		Interest Rate Received	Pay Rate /Strike Rate
Interest rate swaps	July 7, 2010	July 7, 2015	$146,664	(2)	LIBOR	2.29%
Interest rate swap	November 4, 2010	November 4, 2015	$95,000		LIBOR	1.37%
Interest rate swap	March 11, 2011	March 11, 2016	$88,527		LIBOR	2.71%
Interest rate cap	April 16, 2012	April 16, 2017	$43,776		BBSW	5.25%
Interest rate cap	August 2, 2012	June 30, 2017	$64,140		EURIBOR	2.00%
Interest rate cap	August 13, 2012	August 13, 2015	$22,414		BBSY	4.00%
Interest rate cap	October 9, 2012	June 30, 2017	$13,318		EURIBOR	2.00%
Interest rate cap (3)	January 7, 2013	June 29, 2016	$664		LIBOR	1.00%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on December 31, 2012.

(2)	On July 7, 2010, the Company executed five swap agreements with identical terms with an aggregate notional amount of $146.7 million as of December 31, 2012.

(3)	This interest rate cap has a trade date of October 11, 2012.

The table below provides additional information regarding the Company’s foreign currency forward contracts that are outstanding as of December 31, 2012 (in thousands).

Foreign Currency Forward Contracts
Effective Date		Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
October 9, 2012	(1)	March 28, 2013	18,600	USD/PLN	$3.23

(1)	This trade was settled in January 2013 for an insignificant gain.

The table below presents the fair value of our derivative instruments included in "Assets—Derivative Instruments" and "Liabilities—Derivative Instruments" on our consolidated balance sheets, as of December 31, 2012 and December 31, 2011:

	Derivative Assets		Derivative Liabilities
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$(15,255)	$(13,241)
Interest rate caps	790	—	—	—
Foreign currency forward contracts	—	—	(198)	—
Total derivatives	$790	$—	$(15,453)	$(13,241)

The table below presents the effects of the changes in fair value of our derivative instruments in our consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010:

	Gain (Loss) on Derivative Instruments
	Years Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Derivatives not designated as hedging instruments:
Interest rate swaps	$(1,479)	$(16,523)	$2,800
Interest rate caps	(1,184)	—	—
Foreign currency forward contracts	4,061	—	—
Total gain (loss) on derivatives	$1,398	$(16,523)	$2,800

8.  DISTRIBUTIONS

With the authorization of its board of directors, the Company declared distributions to its stockholders and HALP for the period from October 20, 2009 through December 31, 2011. These distributions were calculated based on stockholders of record for each day in an amount equal to $0.00191781 per share, per day.

As a result of market conditions and the Company’s goal of increasing its distribution coverage with cash flow from operations, the Company has declared distributions for the months of January 2012 through June 2013 at an amount equal to $0.0017808 per share, per day. This amount per share, per day was a decrease from the amount per share, per day that was declared for the period from October 20, 2009 through December 31, 2011.

The Brindleyplace JV declared distributions in the amount of $2.9 million, $3.8 million and $1.6 million to Moorfield for the years ended December 31, 2012, 2011 and 2010, respectively, related to the operations of the Brindleyplace Project.  The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests (HALP, Moorfield and Flagship Capital GP) for the years ended December 31, 2012, 2011 and 2010, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands):

	Stockholders			Noncontrolling Interests
Distributions for the Year Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
December 31, 2012	$35,581	$38,394	$73,975	$3,159
December 31, 2011	$22,287	$24,911	$47,198	$3,808
December 31, 2010	$6,038	$7,659	$13,697	$1,614

9.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the years ended December 31, 2012, 2011 and 2010 and amounts unpaid as of December 31, 2012 and 2011 (in thousands):

	Incurred During the Year Ended December 31,			Unpaid as of December 31,
Type and Recipient	2012	2011	2010	2012	2011
Selling Commissions- Dealer Manager	$40,560	$34,467	$27,255	$1,598	$286
Dealer Manager Fee- Dealer Manager	$13,992	$11,720	$9,326	494	(87)
Issuer Costs- the Advisor	$5,710	$4,086	$3,505	1,314	431
Acquisition Fee- the Advisor	$16,064	$14,160	$9,980	—	1,486
Asset Management Fee- the Advisor	$5,942	$6,294	$1,256	2,000	935
Debt Financing Fee- the Advisor	$—	$1,894	$3,032	—	—
Other (1) - the Advisor	$2,894	$1,652	$1,022	1,040	409
Property Management Fee- Hines	$3,000	$1,268	$211	(113)	70
Construction Management Fee- Hines	$119	$263	$—	13	263
Leasing Fee - Hines	$228	$70	$—	3	—
Redevelopment Construction Management- Hines	$107	$—	$—	—	—
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	$4,562	$2,227	$482	3,849	331
Due to Affiliates				$10,198	$4,124

(1)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

Notes Payable to Affiliates

In 2011 and 2012, the WaterWall Place JV and Ponce & Bird JV (as described in Note 1 — Organization) entered into separate construction loans with an affiliate of Hines related to the development of multi-family projects in Houston, Texas and Miami, Florida, respectively. See Note 6— Debt Financing for additional information regarding these construction loans.

@1377 Development

In November 2011, the Company executed a $3.25 million loan commitment to the @1377 development, which is being developed by an affiliate of Hines. As of December 31, 2011, $1.9 million was outstanding under the loan agreement. This loan was repaid in full in June 2012. Further, in June 2012, the Company entered into a $3.2 million mezzanine loan commitment plus accrued interest to provide construction financing to the @1377 development. $3.3 million is outstanding under the mezzanine loan as of December 31, 2012. See Note 1 — Organization for additional information concerning the @1377 development.

Dealer Manager Agreement

The Dealer Manager receives a selling commission of up to 7.5% of gross offering proceeds and a dealer manager fee of up to 2.5% of gross offering proceeds, both of which are recorded as an offset to additional paid-in-capital in the Company’s financial statements. Pursuant to separately negotiated agreements, the Dealer Manager may reallow up to 7.0% of gross proceeds as a selling commission and up to 1.5% of gross proceeds from its dealer manager fee as a marketing fee to broker-dealers participating in the Company's public offerings. The Dealer Manager may also pay to broker-dealers up to an additional 1.0% of the gross offering proceeds as reimbursements for distribution and marketing-related costs and expenses. No selling commissions or dealer manager fees will be paid for sales under the Company’s distribution reinvestment plan.

Advisory Agreement

Pursuant to the Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:

Acquisition Fee – Prior to April 2012, the Advisor received an acquisition fee equal to 2.0% of (i) the purchase price of each real estate investment the Company acquired or originated, including any debt attributable to such investments or the principal amounts of any loans originated directly by the Company and (ii) with respect to indirect investments through another entity, such entity’s pro rata share of the gross asset value of all real estate investments held by such entity. In March 2012, the Advisory Agreement was amended to increase the acquisition fee to 2.25% of these amounts.

Financing Fee – Prior to April 2012, the Advisor also received a debt financing fee equal to 1% of (i) the amount obtained, assumed or made available to the Company under any loan or line of credit and (ii) the Company’s pro rata share of any amount obtained, assumed or made available under any loan or line of credit to any of its joint ventures. These fees will be deferred and amortized into interest expense using the straight-line method, which approximates the effective interest method, over the life of the related debt. In March 2012, the Advisory Agreement was amended to eliminate the debt financing fee.

Asset Management Fee – The Advisor receives an asset management fee equal to 0.125% per month of the net equity capital invested by the Company in real estate investments as of the end of each month. In April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that our modified funds from operations ("MFFO") as disclosed in each of our quarterly reports, for a particular quarter amounts to less than 100% of the aggregate distributions declared for such quarter. This fee waiver is not a deferral and accordingly, these fees will not be paid to our Advisor in cash at any time in the future. As a result of this fee waiver, the Advisor waived asset management fees payable to it during the year ended December 31, 2012 of $8.6 million. During the years ended December 31, 2012, 2011 and 2010, the Company incurred asset management fees of $5.9 million, $6.3 million and $1.3 million, respectively.

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

Other Affiliate Transactions

In 2011 and 2010, the Company received rent under a lease of parking space with an affiliate of Hines at the Brindleyplace Project, which expired in January 2012.  Under this agreement, during the years ended December 31, 2011 and 2010, respectively, the Company recorded rental revenues of approximately $2.1 million and $0.8 million and recorded a receivable of approximately $0.4 million at December 31, 2011, which is recorded in tenant and other receivables on the consolidated balance sheet.

10.  NONCONTROLLING INTERESTS

In July 2010, the Brindleyplace JV issued approximately 0.3 million of its capital shares to Moorfield as a result of its contribution of approximately £0.3 million (approximately $0.5 million based on the exchange rate in effect as of the date of contribution). Additionally, the Brindleyplace JV issued 29.3 million Series B Convertible Preferred Equity Certificates (“CPEC”) to Moorfield as a result of its £29.3 million contribution ($44.5 million based on the exchange rate in effect as of the date of contribution). Each CPEC is convertible into one capital share of the Brindleyplace JV at anytime. The CPECs may be redeemed at the option of the Brindleyplace JV any time prior to the earlier of the liquidation of the Brindleyplace Project or their expiration on July 7, 2059. If redeemed, they will be redeemed at a price of £1 per CPEC, plus any accrued and unpaid distributions thereon. However, the Brindleyplace JV may elect to satisfy any redemption request through the issuance of one capital share per CPEC.

In December 2012, the Brindleyplace JV issued 2.5 million Series B3 CPEC to Moorfield as a result of their £2.5 million GBP contribution ($4.1 million based on the exchange rate in effect on the date of contribution). The Series B3 CPEC have the same terms as the Series B CPEC described above.

Distributions are declared and paid quarterly to Moorfield based on the distributable income of the Brindleyplace Project and payment of the distributions will be subject to the approval of the board of directors of the Brindleyplace JV. During the years ended December 31, 2012, 2011 and 2010, respectively, the Brindleyplace JV declared $2.9 million, $3.8 million and $1.6 million of preferred dividends to Moorfield related to the CPECs. These amounts were included in the net (income) loss attributable to noncontrolling interests in the accompanying consolidated statements of operations and comprehensive income

(loss) and offsets $2.0 million, $5.4 million and $7.5 million of net loss that was attributable to Moorfield during the years ended December 31, 2012 and 2011 and 2010, respectively, related to the results of operations of the Brindleyplace JV.

As described in Note 1 — Organization, the Company has a 97% interest in the Flagship Capital JV with Flagship Capital GP, which is the entity that owns the remaining 3% interest in the joint venture. During 2012, the Flagship Capital GP made capital contributions in the amount of $1.0 million to the Flagship Capital JV. In accordance with the partnership agreement that governs the joint venture, distributions are declared and paid when the joint venture has available cash (all cash held by the joint venture less what is reasonably needed to reserve or satisfy cash needs) with respect to an investment made by the joint venture. The Flagship Capital JV has declared $0.3 million in distributions to Flagship Capital GP, which is recorded in noncontrolling interests in the consolidated balance sheet as of December 31, 2012.

Also, as described in Note 1 — Organization, the Company has an 83% interest in the Ponce & Bird JV with Ponce & Bird Holdings LLC and Ponce MF GP, LLC, which are the entities that own the remaining 17% interest in the joint venture that was formed in July 2012. During 2012, Ponce & Bird Holdings LLC and Ponce MF GP, LLC contributed, in total, $3.0 million in land as their initial capital contribution to the Ponce & Bird JV. No distributions have been declared to the noncontrolling interests in the Ponce & Bird JV since inception of the Ponce & Bird JV.

11.  FAIR VALUE MEASUREMENTS

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

Financial Instruments Measured on a Recurring Basis

As described in Note 7 – Derivative Instruments, the Company entered into several interest rate contracts as economic hedges against the variability of future interest rates on its variable interest rate borrowings. The valuation of these derivative instruments is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate contracts have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Eurohypo, PB Capital Corporation, Landesbank Baden-Württemberg, Commonwealth Bank of Australia, Bank of Western Australia, and Deutsche Pfandbriefbank AG. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2012 and 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

Additionally, as described in Note 7 – Derivative Instruments, the Company has entered into several foreign currency forward contracts as economic hedges against the variability of foreign exchange rates on future international investments. The valuation of these forward contracts is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including currency exchange rate curves and implied volatilities. The Company has determined its foreign currency forward contracts valuations are classified in Level 2 of the fair value hierarchy, as they are based on observable inputs but are not traded in active markets.

The following table sets forth the Company’s derivatives which are measured at fair value on a recurring basis, by level within the fair value hierarchy as of December 31, 2012 and December 31, 2011 (all amounts are in thousands):

		Basis of Fair Value Measurements
Period	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Interest rate swaps	$(15,255)	$—	$(15,255)	$—
Interest rate caps	$790	$—	$790	$—
Foreign currency forwards - Assets	$—	$—	$—	$—
Foreign currency forwards - Liabilities	$(198)	$—	$(198)	$—
December 31, 2011
Interest rate swaps	$(13,241)	$—	$(13,241)	$—

Financial Instruments Fair Value Disclosures

As of December 31, 2012, the Company estimated that the fair value of its notes payable, which had a book value (including any unamortized discount or premium) of $858.3 million, was $858.7 million. As of December 31, 2011, the Company estimated that the fair value of its notes payable, which had a book value (including any unamortized discount or premium) of $634.0 million, was $630.0 million. Management has utilized available market information or present value techniques to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of December 31, 2012 and 2011, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

As of December 31, 2012, the Company estimated that the book values of its real estate loans receivable approximate their fair values, as many of these loans were entered into recently and there have been no significant changes in interest rates. Although the Company has determined the majority of the inputs used to value its real estate notes receivable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of real estate notes receivable utilize Level 3 inputs. However, as of December 31, 2012 and 2011, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of real estate notes receivable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments.

Financial Instruments Measured on a Nonrecurring Basis

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances.  The fair value methodologies used to measure long-lived assets are described in Note 2 ─ Summary of Significant Accounting Policies ─ Investment Property and Lease Intangibles.  The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  There were no events during the years ended December 31, 2012, 2011 and 2010 which indicated that fair value adjustments of our long-lived assets were necessary.

12. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company's investments that are not office properties in "other" based on the geographic location of the investment due to the Company's ownership of interests in various different types of investments that do not stand alone as their own reportable segment.

•	Domestic office investments (7 investments)

•	Domestic other investments (7 investments)

•	International office investments (4 investments)

•	International other investments (7 investments)

The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments. Further, amounts related to prior years have been reclassified into the appropriate segment to be consistent with the presentation for the year ended December 31, 2012 (all amounts are in thousands):

	Year Ended December 31,
	2012	2011	2010
Total Revenue
Domestic office investments	$70,943	$41,462	$8,451
Domestic other investments	36,712	4,341	681
International office investments	32,123	12,258	—
International other investments	47,462	37,465	15,742
Total Revenue	$187,240	$95,526	$24,874

	Year Ended December 31,
	2012	2011	2010
Property revenues in excess of expenses (1)
Domestic office investments	$45,558	$25,273	$5,126
Domestic other investments	22,467	2,693	414
International office investments	26,807	9,710	—
International other investments	30,222	25,654	10,939
Total property revenues in excess of expenses	$125,054	$63,330	$16,479

(1)	Revenues less property operating expenses, real property taxes, property management fees and income taxes.

	Year Ended December 31,
	2012	2011
Total Assets
Domestic office investments	$680,272	$527,693
Domestic other investments	412,506	212,390
International office investments	396,237	229,455
International other investments	532,972	354,704
Corporate-level accounts	56,585	57,075
Total Assets	$2,078,572	$1,381,317

	Year Ended December 31,
	2012	2011	2010
Reconciliation to net loss
Total property revenues in excess of expenses	$125,054	$63,330	$16,479
Depreciation and amortization	(84,747)	(53,167)	(16,029)
Acquisition related expenses	(12,633)	(5,863)	(15,678)
Asset management and acquisition fees	(22,006)	(20,453)	(11,236)
General and administrative expenses	(3,590)	(3,129)	(1,866)
Gain (loss) on derivatives	1,398	(16,523)	2,800
Other gains (losses)	672	174	39
Interest expense	(37,915)	(23,167)	(6,035)
Interest income	227	189	110
Net income (loss)	$(33,540)	$(58,609)	$(31,416)

13. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	2012	2011	2010
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$32,784	$21,326	$4,833
Cash paid for income taxes	$4,461	$909	$—
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$8,777	$7,996	$3,231
Other receivables	$4,889	$1,784	$1,193
Distributions reinvested	$36,981	$23,445	$6,543
Shares tendered for redemption	$927	$702	$593
Non-cash net liabilities acquired	$4,745	$519	$12,004
Assumption of mortgage upon acquisition of property	$—	$97,416	$95,851
In-kind contribution from noncontrolling interest	$3,000	$—	$—
Accrued additions to investment property	$5,524	$—	$—

14. COMMITMENTS AND CONTINGENCIES

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2012 and 2011 (in thousands except per share amounts):

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$36,781	$42,628	$50,346	$57,485
Net (income) loss attributable to noncontrolling interests	$17	$382	$109	$(1,447)
Net income (loss) attributable to common stockholders	$(8,754)	$(9,006)	$(14,134)	$(2,585)
Income (loss) per common share, basic and diluted	$(0.09)	$(0.09)	$(0.12)	$(0.02)
	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues	$18,840	$21,862	$23,639	$31,185
Net (income) loss attributable to noncontrolling interests	$(634)	$1,263	$1,270	$(307)
Net income (loss) attributable to common stockholders	$(7,478)	$(16,584)	$(17,755)	$(15,200)
Income (loss) per common share, basic and diluted	$(0.16)	$(0.27)	$(0.24)	$(0.17)

16. SUBSEQUENT EVENTS

Mercedes-Benz Bank Acquisition

In February 2013, the Company acquired Mercedes-Benz Bank Building, an office building located in Stuttgart, Germany. The building consists of 263,038 square feet of rentable area that is 100% leased. The purchase price for the Mercedes-Benz Bank Building was €51.9 million (approximately $70.3 million based on a rate of $1.35 per Euro as of the transaction date), exclusive of transaction costs and working capital reserves. The Company funded the acquisition with available cash and a €34.7 million (approximately $47.0 million based on a rate of $1.35 per Euro as of the transaction date) mortgage loan with Landesbank Baden-Württemberg that matures on December 31, 2019. The mortgage loan has a floating interest rate of EURIBOR plus 1.56% and had an interest rate of 1.79% as of the date of acquisition.

465 Victoria Acquisition

In February 2013, the Company acquired 465 Victoria, an office project located in Sydney, Australia. The building consists of 171,352 square feet of rentable area that is 97% leased. The purchase price for 465 Victoria was 88.7 million AUD (approximately $91.2 million based on a rate of $1.03 per AUD as of the transaction date). The Company funded this acquisition using cash on hand and $54.7 million of proceeds from a facility agreement with Credit Agricole CIB Australia Limited. The facility provides for a maximum borrowing amount of 55.2 million AUD (approximately $56.8 million based on a rate of $1.03 per AUD as of the transaction date) and requires interest on the BBSY screen rate plus 2.05% and had an interest rate of 5.07% as of the date of acquisition. The facility matures on February 28, 2016.

One Westferry Circus Acquisition

In February 2013, the Company acquired One Westferry Circus, an office building located in London, England. One Westferry Circus consists of 219,889 square feet of rentable area that is 97% leased. The contract purchase price for One Westferry Circus was £82.0 million (approximately $124.0 million assuming a rate of $1.51 per GBP based on the transaction date), exclusive of transaction costs and working capital reserves. This acquisition was funded with available cash and proceeds from our revolving credit facility.

Riverside Center Acquisition

In March 2013, the Company acquired Riverside Center, an office complex located in a suburb of Boston, Massachusetts. Riverside Center consists of 509,702 square feet that is 98% leased. The contract purchase price of Riverside Center was $197.3 million, exclusive of transaction costs and working capital reserves. The acquisition was funded with proceeds from our revolving credit facility and proceeds from a bridge loan (discussed below).

New City Acquisition

In March 2013, the Company acquired New City, an office complex located in Warsaw, Poland. New City consists of 481,070 square feet of rentable area that is 100% leased. The purchase price for New City was €127.0 million (approximately $162.8 million based on a rate of $1.28 per Euro as of the transaction date), exclusive of transaction costs and working capital reserves. The acquisition was funded with proceeds from our revolving credit facility and a credit facility with ING Bank Śląski S.A. and ING Bank NV. The investment facility has maximum amount of €83.2 million (approximately $106.5 million based on a rate of $1.28 per Euro as of the transaction date), requires interest based on EURIBOR plus 2.80% and matures on March 28, 2018.

The Company has not concluded its accounting for these recent acquisitions, but it expects that the purchase price will primarily be allocated to building, land, and intangible lease assets and liabilities.

Probable Acquisitions

In November 2012, the Company entered into a contract to acquire 825 Ann Street, an office building located in Brisbane, Australia. The contract is expected to close in April 2013. 825 Ann Street consists of 204,945 square feet of rentable area and is 99% leased. The contract purchase price for 825 Ann Street was 123.9 million AUD (approximately $129.1 million assuming a rate of $1.04 per AUD as of March 31, 2013), exclusive of transaction costs and working capital reserves. The acquisition will be funded with proceeds from our revolving credit facility, a bridge loan (discussed below) and an 81.0 million AUD (approximately $84.4 million based on a rate of $1.04 per AUD as of March 31, 2013) mortgage loan with Commonwealth Bank of Australia. See Note 6 — Debt Financing for further information regarding the Company's mortgage on 825 Ann Street. There can be no assurances that this acquisition will be consummated, and if the Company elects not to close on this acquisition, it could potentially forfeit its $6.5 million earnest money deposit.

Loan Activity

In February 2013, the Company paid $57.7 million, the outstanding balance, on our secured credit facility with Commonwealth Bank of Australia related to 144 Montague which reduced the outstanding balance on this facility to zero.

In March 2013, the Company entered into a $150.0 million bridge loan to fund the acquisitions of Riverside and 825 Ann with JPMorgan Chase Bank, N.A. The loan requires interest at LIBOR plus a margin of 1.75% ranging up to 2.75%, subject to certain leverage calculations and has a term of 60 days, with an option to extend the maturity date for 30 days subject to certain conditions. The interest rate as of April 1, 2013 was 2.21%.

Changes in Management

In February 2013, the Company's board of directors received notice of Charles N. Hazen's decision to retire from his role as President and Chief Executive Officer of the Company of us and the general partner of the Advisor in order to pursue personal interests. On the same date, the Company's board of directors accepted Sherri W. Schugart's resignation as the Company's Chief Operating Officer, which position will be left unfilled, and appointed her as the Company's President and Chief Executive Officer. Ms. Schugart simultaneously resigned as the Chief Operating Officer of the general partner of the Advisor, which position will also be left unfilled, and was appointed as its President and Chief Executive Officer. In addition to the resignation from the positions described above, Mr. Hazen resigned as a director of the Dealer Manager, for which Ms. Schugart currently serves as a director. The resignations and appointments described above were effective as of March 15, 2013. Mr. Hazen will remain an employee of Hines for one year following his retirement to participate in and advise on various matters within Hines.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2012 was based on the framework for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2012, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

April 1, 2013

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2013.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2013.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2013.

 PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global REIT, Inc.
Consolidated Financial Statements — as of December 31, 2012 and 2011 and for the Years Ended December 31, 2012, 2011, and 2010

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is set forth beginning on page 102 hereof.

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 103 hereof.

Schedule IV —Mortgage Loans on Real Estate is set forth beginning on page 105 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 107 for a list of all exhibits filed as a part of this report.

* * * * * *

Hines Global REIT, Inc.

Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions (a)	Balance at the End of the Period
(amounts in thousands)
Allowance for Doubtful Accounts as of December 31, 2012	$—	$1,110	$(780)	$330
Allowance for Doubtful Accounts as of December 31, 2011	$—	$—	$—	$—
Allowance for Doubtful Accounts as of December 31, 2010	$—	$—	$—	$—

(a)	Write-offs of accounts receivable previously reserved.

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2012

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2012
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed (d)
(In thousands)
17600 Gillette	Irvine, California	$—	$2,800	$7,250	$10,050	$—	$2,800	$7,250	$10,050	$(465)	1977	June - 10	10 to 40 years
Brindleyplace Project	Birmingham, United Kingdom	195,552	—	207,592	207,592	25,595	—	233,187	233,187	(13,877)	1997 - 2000	July - 10	10 to 40 years
Hock Plaza	Durham, North Carolina	76,354	1,220	69,704	70,924	—	1,220	69,704	70,924	(4,034)	2004	September - 10	10 to 40 years
Southpark	Austin, Texas	18,462	3,920	20,507	24,427	—	3,920	20,507	24,427	(1,129)	2001	October - 10	10 to 40 years
Fifty South Sixth	Minneapolis, Minnesota	95,000	1,390	134,262	135,652	273	1,390	134,535	135,925	(7,245)	2001	November - 10	10 to 40 years
Stonecutter Court	London, England	88,527	—	89,979	89,979	265	—	90,244	90,244	(4,086)	1995	March - 11	10 to 40 years
FM Logistic	Moscow, Russia	—	5,320	51,588	56,908	(4,718)	4,879	47,311	52,190	(1,990)	1998 - 2004	April - 11	10 to 40 years
Gogolevsky 11	Moscow, Russia	37,900	—	85,126	85,126	(4,006)	—	81,120	81,120	(3,100)	1996	August - 11	10 to 40 years
250 Royall	Canton, Massachusetts	—	8,910	22,860	31,770	—	8,910	22,860	31,770	(749)	2005	September - 11	10 to 40 years
Campus at Marlborough	Marlborough, Massachusetts	55,897	23,790	54,230	78,020	67	23,310	54,777	78,087	(1,620)	1999	October - 11	10 to 40 years
Fisher Plaza	Seattle, Washington	—	19,560	111,182	130,742	3,633	19,560	114,815	134,375	(2,912)	2000 - 2003	December - 11	10 to 40 years
9320 Excelsior	Hopkins, Minnesota	—	2,730	51,110	53,840	—	2,730	51,110	53,840	(1,295)	2010	December - 11	10 to 40 years
WaterWall Place	Houston, Texas	18,180	8,229	—	8,229	12,312	8,231	12,310	20,541	—	2012	December - 11	10 to 40 years
Ponce & Bird	Miami, Florida	10,355	12,053	—	12,053	1,625	12,053	1,625	13,678	—	2012	July - 12	10 to 40 years
Poland Logistics Portfolio	Upper Silesia, Warsaw and Wroclaw, Poland	85,937	25,893	97,627	123,520	955	26,078	98,397	124,475	(1,625)	1995 - 2009	March - 12 & October - 12	10 to 40 years
144 Montague	Brisbane, Australia	58,368	13,803	49,424	63,227	5	13,804	49,428	63,232	(875)	2009	April - 12	10 to 40 years
100 Brookes Street	Brisbane, Australia	44,829	8,600	41,404	50,004	1,011	8,774	42,241	51,015	(494)	2008	July - 12	10 to 40 years
Minneapolis Retail Center	Minneapolis, Minnesota	65,500	30,792	78,711	109,503	62	30,792	78,773	109,565	(783)	1974	August - 12 & December - 12	10 to 40 years
550 Terry Francois	San Francisco, California	—	41,270	109,760	151,030	—	41,270	109,760	151,030	(918)	2002	August - 12	10 to 40 years
		$850,861	$210,280	$1,282,316	$1,492,596	$37,079	$209,721	$1,319,954	$1,529,675	$(47,197)

(a)	Assets consist of institutional-quality office, mixed-use and retail properties, industrial/distribution facilities and multi-family development.

(b)	Components of initial cost for properties acquired using a foreign currency were converted using the currency exchange rate as of the date of acquisition.

(c)	Includes the effect of changes in the exchange rate between the date of acquisition and December 31, 2012 for properties that are denominated in a foreign currency.

(d)
Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings.

The changes in total real estate assets for the years ended December 31, (in thousands):

	2012	2011	2010
Gross real estate assets
Balance, beginning of period	$969,421	$452,922	$—
Additions during the period:
Acquisitions	509,335	534,614	448,645
Other additions	28,149	2,190	—
Effect of changes in foreign currency exchange rates	22,770	(20,305)	4,277
Balance, end of period	$1,529,675	$969,421	$452,922
Accumulated Depreciation
Balance, beginning of period	$(18,991)	$(3,893)	$—
Depreciation	(27,361)	(15,470)	(3,924)
Effect of changes in foreign currency exchange rates	(845)	372	31
Balance, end of period	$(47,197)	$(18,991)	$(3,893)

Schedule IV — Mortgage Loans on Real Estate
December 31, 2012
(amounts in thousands)

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages

Construction Loans:
Multi-family
The Lakeside Apartments	Houston, TX	12.00%	3/21/2015	No payment until completion	$—	$5,359	$5,041
Bay Park Apartments	Houston, TX	7.80%	7/30/2014	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	3,231	2,823
Rutland Place	Austin, TX	7.70%	9/28/2013	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	7,720	6,528
@1377	Atlanta, GA	10.00%	7/1/2016	No payment until completion	—	3,320	3,320

Industrial
Motor Circle	Dallas, TX	8.00%	12/28/2014	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	3,175	1,857

Shopping Centers
Norchester Village	Houston, TX	7.75%	3/1/2014	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	4,961	4,229
Houston Retail Portfolio	Houston, TX	7.60%	8/2/2015	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	11,804	11,326
					$—	$39,570	$35,124

Changes in mortgage loans on real estate are summarized below (in thousands):

	2012	2011	2010
Balance at beginning of period	$4,919	$—	$—
Additions during period:
New loans	30,003	4,882	—
Additional advances on existing loans	2,554		—
Interest income added to principal	755	37	—
Deductions during period:			—
Collection of principal	(3,107)	—	—
Balance at close of period	$35,124	$4,919	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES GLOBAL REIT, INC. (registrant)

April 1, 2013	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2013.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	April 1, 2013
Jeffrey C. Hines

/s/ Sherri W. Schugart	President and Chief Executive Officer	April 1, 2013
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	April 1, 2013
Ryan T. Sims	(Principal Financial Officer)

/s/ J. Shea Morgenroth	Chief Accounting Officer and Treasurer	April 1, 2013
J. Shea Morgenroth	(Principal Accounting Officer)

/s/ Charles M. Baughn	Director	April 1, 2013
Charles M. Baughn

/s/ Jack L. Farley	Director	April 1, 2013
Jack L. Farley

/s/ Colin P. Shepherd	Director	April 1, 2013
Colin P. Shepherd

/s/ Thomas L. Mitchell	Director	April 1, 2013
Thomas L. Mitchell

/s/ John S. Moody	Director	April 1, 2013
John S. Moody

/s/ Peter Shaper	Director	April 1, 2013
Peter Shaper

INDEX TO EXHIBITS

Exhibit No.	Description

3.1
Articles of Amendment and Restatement of Hines Global REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11, SEC File No. 333-156742 (the "Registration Statement"), on August 3, 2009 and incorporated by reference herein)

3.2	Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on March 18, 2009 and incorporated by reference herein)
10.1
Bridge Loan Agreement, dated as of March 15, 2012, by and between Hines Global REIT Properties LP and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on March 21, 2012 and incorporated by reference herein)

10.2
Credit Agreement, dated as of April 13, 2012, among Hines Global REIT Properties LP, the Lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Foreign Currencies, Bank of America, N.A., as Syndication Agent, Amegy Bank National Association, BMO Harris Financing, Inc. and Regions Bank, as Co-Documentation Agents, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners and Joint Lead Arrangers (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on April 19, 2012 and incorporated by reference herein)

10.3
Third Amendment to Advisory Agreement among Hines Global REIT Advisors LP, Hines Global REIT Properties LP and Hines Global REIT, Inc., dated as of March 29, 2012 (filed as Exhibit 10.43 to Post-Effective Amendment No. 9 to the Registration Statement on April 23, 2012 and incorporated by reference herein)

10.4
Amended and Restated Limited Partnership Agreement of Hines Global REIT Properties LP, dated as of April 2, 2012 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q on August 14, 2012 and incorporated by reference herein)

10.5
Purchase and Sale Agreement, dated as of August 7, 2012, by and between GLL Terry Francois Blvd., LLC and Hines Global REIT 550 Terry Francois LP (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on September 5, 2012 and incorporated by reference herein)

10.6
First Amendment to Credit Agreement, dated as of December 14, 2012, by and among Hines Global REIT Properties LP and the Lenders party thereto, JP Morgan Chase Bank, National Association, as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Foreign Currencies, Bank of America, N.A., as Syndication Agent, and Amegy Bank National Association, BMO Harris Bank N.A. and Regions Bank, as Co-Documentation Agents (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on December 19, 2012 and incorporated by reference herein)

21.1*	List of Subsidiaries of Hines Global REIT, Inc.
31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101**
The following materials from Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 1, 2013, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Statements of Equity, (iv) of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

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