Form 10-Q
period 2013-03-31
Hines Global REIT, Inc.
filed 2013-05-14
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Yes ☐   No ☒

As of May 7, 2013, approximately 170.4 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

SIGNATURES
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification of CEO & CFO pursuant to Section 906
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2013	December 31, 2012
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$1,927,901	$1,482,478
Investment in unconsolidated entities	3,573	3,573
Cash and cash equivalents	70,134	97,398
Restricted cash	11,396	7,457
Derivative instruments	2,577	790
Tenant and other receivables	64,108	33,615
Intangible lease assets, net	543,599	385,532
Deferred leasing costs, net	13,071	7,850
Deferred financing costs, net	11,901	10,927
Real estate loans receivable	44,765	34,701
Other assets	17,583	14,251
Total assets	$2,710,608	$2,078,572
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$41,225	$35,889
Due to affiliates	17,311	10,198
Intangible lease liabilities, net	33,253	27,183
Other liabilities	20,122	18,472
Derivative instruments	15,754	15,453
Distributions payable	10,555	8,777
Notes payable to affiliates	30,938	28,535
Notes payable	1,340,317	829,795
Total liabilities	1,509,475	974,302

Commitments and contingencies (Note 14)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 167,723 and 148,889 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	168	149
Additional paid-in capital	1,331,292	1,189,739
Accumulated deficit	(149,861)	(117,369)
Accumulated other comprehensive income (loss)	(19,430)	(8,612)
Total stockholders’ equity	1,162,169	1,063,907
Noncontrolling interests	38,964	40,363
Total equity	1,201,133	1,104,270
Total liabilities and equity	$2,710,608	$2,078,572

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2013 and 2012
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$55,904	$34,508
Other revenue	4,128	2,273
Total revenues	60,032	36,781
Expenses:
Property operating expenses	12,548	8,554
Real property taxes	5,299	2,768
Property management fees	1,328	763
Depreciation and amortization	24,465	17,151
Acquisition related expenses	16,473	767
Asset management and acquisition fees	16,097	2,947
General and administrative expenses	1,088	889
Total expenses	77,298	33,839
Income (loss) before other income (expenses) and benefit (provision) for income taxes	(17,266)	2,942
Other income (expenses):
Gain (loss) on derivative instruments	21	(1,923)
Foreign currency gains (losses)	(4,531)	(1,494)
Interest expense	(10,693)	(7,623)
Interest income	90	208
Income (loss) before benefit (provision) for income taxes	(32,379)	(7,890)
Benefit (provision) for income taxes	408	(881)
Net income (loss)	(31,971)	(8,771)
Net (income) loss attributable to noncontrolling interests	(521)	17
Net income (loss) attributable to common stockholders	$(32,492)	$(8,754)
Basic and diluted income (loss) per common share	$(0.20)	$(0.09)
Distributions declared per common share	$0.16	$0.16
Weighted average number of common shares outstanding	163,514	94,573
Net comprehensive income (loss):
Net income (loss)	$(31,971)	$(8,771)
Other comprehensive income (loss):
Foreign currency translation adjustment	(12,499)	19,761
Net comprehensive income (loss)	(44,470)	10,990
Net comprehensive (income) loss attributable to noncontrolling interests	1,160	(927)
Net comprehensive income (loss) attributable to common stockholders	$(43,310)	$10,063

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2013 and 2012
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2013	148,889	$149	$1,189,739	$(117,369)	$(8,612)	$1,063,907	$40,363
Issuance of common shares	19,168	19	190,471	—	—	190,490	—
Contribution from noncontrolling interest	—	—	—	—	—	—	315
Distributions declared	—	—	(26,190)	—	—	(26,190)	(3)
Distributions on Convertible Preferred Equity Certificates (CPEC)	—	—	—	—	—	—	(551)
Redemption of common shares	(334)	—	(3,906)	—	—	(3,906)	—
Selling commissions and dealer manager fees	—	—	(16,899)	—	—	(16,899)	—
Issuer costs	—	—	(1,923)	—	—	(1,923)	—
Net income (loss)	—	—	—	(32,492)	—	(32,492)	521
Foreign currency translation adjustment	—	—	—	—	(10,818)	(10,818)	(1,681)
Balance as of March 31, 2013	167,723	$168	$1,331,292	$(149,861)	$(19,430)	$1,162,169	$38,964

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2012	90,023	$90	$738,616	$(82,890)	$(19,741)	$636,075	$33,329
Issuance of common shares	10,129	10	100,618	—	—	100,628	—
Contribution from noncontrolling interest	—	—	—	—	—	—	400
Distributions declared	—	—	(15,325)	—	—	(15,325)	(3)
Distributions on CPECs	—	—	—	—	—	—	(543)
Redemption of common shares	(166)	—	(1,868)	—	—	(1,868)	—
Selling commissions and dealer manager fees	—	—	(9,042)	—	—	(9,042)	—
Issuer costs	—	—	(1,351)	—	—	(1,351)	—
Net income (loss)	—	—	—	(8,754)	—	(8,754)	(17)
Foreign currency translation adjustment	—	—	—	—	18,817	18,817	944
Balance as of March 31, 2012	99,986	$100	$811,648	$(91,644)	$(924)	$719,180	$34,110

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013 and 2012
(UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$(31,971)	$(8,771)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	27,142	19,173
Foreign currency (gains) losses	4,531	1,494
(Gain) loss on derivative instruments	(21)	1,923
Changes in assets and liabilities:
Change in other assets	(4,276)	972
Change in tenant and other receivables	2,031	(931)
Change in deferred leasing costs	(5,821)	(573)
Change in accounts payable and accrued expenses	5,236	548
Change in other liabilities	(3,339)	310
Change in due to affiliates	7,131	507
Net cash from operating activities	643	14,652
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(681,803)	(130,226)
Capital expenditures at operating properties and developments	(11,852)	(806)
Deposits on investment property	—	(8,664)
Investments in real estate loans receivable	(10,206)	(12,093)
Change in restricted cash	(4,122)	(1,015)
Net cash from investing activities	(707,983)	(152,804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	181,542	92,277
Contribution from noncontrolling interest	315	400
Redemption of common shares	(3,238)	(1,589)
Payments of issuer costs	(1,096)	(1,320)
Payment of selling commissions and dealer manager fees	(18,758)	(8,675)
Distributions paid to stockholders and noncontrolling interests	(11,826)	(7,813)
Proceeds from notes payable	663,306	165,880
Proceeds from related party notes payable	2,139	690
Payments on notes payable	(133,106)	(79,643)
Change in security deposit liability	2,144	114
Deferred financing costs paid	(2,113)	(186)
Payments related to interest rate contracts	(776)	—
Net cash from financing activities	678,533	160,135
Effect of exchange rate changes on cash	1,543	906
Net change in cash and cash equivalents	(27,264)	22,889
Cash and cash equivalents, beginning of period	97,398	66,490
Cash and cash equivalents, end of period	$70,134	$89,379

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013 and 2012

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2012 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of March 31, 2013, the results of operations for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Hines Global REIT, Inc. (the “Company”), was formed as a Maryland corporation on December 10, 2008 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. The Company conducts most of its operations through Hines Global REIT Properties, LP (the “Operating Partnership”) and subsidiaries of the Operating Partnership. Beginning with its taxable year ended December 31, 2009, the Company operated and intends to continue to operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The business of the Company is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement between the Company, the Advisor and the Operating Partnership.

On August 5, 2009, the Company commenced its initial public offering of common stock for sale to the public (the “Initial Offering”) through which it raised $1.7 billion from the sale of 168.6 million shares prior to its expiration on February 1, 2013. The Company commenced a follow-on offering effective February 4, 2013 through which it is offering up to $3.5 billion in shares of common stock (the “Second Offering”). The Company received $14.6 million of gross offering proceeds from its Second Offering from the sale of 1.4 million shares through March 31, 2013.

The Company owned interests in 30 real estate investments as of March 31, 2013. The Company’s investments consisted of the following types of investments:

•	Domestic office investments (8 investments)

•	Domestic other investments (7 investments)

•	International office investments (8 investments)

•	International other investments (7 investments)

Discussed below are additional details related to the Company’s investments in multi-family projects and investments in real estate related debt, each of which are included in the Company’s domestic other investments segment. All other investments are operating real estate investments.

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

•
@1377 — @1377 is a multi-family development project in Atlanta, Georgia, in which we have 51.7% ownership interest, and which is being developed by an affiliate of Hines. The estimated total cost of the project is expected to be $33.4 million and the project will consist of 215 units upon completion. Construction began in July 2012 and is expected to be completed by December 2013, although there can be no assurances as to when construction will be completed.

•
Ponce & Bird JV — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. The estimated total cost of the project is expected to be $65.6 million and the project will consist of 276 units upon completion. An affiliate of Hines owns the remaining 17% interest in this joint venture. Construction began in April 2013 and is expected to be completed by September 2014, although there can be no assurances as to when construction will be completed.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which provides for financing of real estate projects of up to $69.3 million. The joint venture has eight loans receivable, totaling $41.4 million, outstanding as of March 31, 2013. Flagship Capital GP owns the remaining 3% interest in the joint venture. The Company is not affiliated with Flagship Capital GP. See Note 5 — Real Estate Loans Receivable for additional information regarding these loans receivable.

Consolidated VIEs

The WaterWall Place JV, Ponce and Bird JV and Flagship Capital JV were each determined to be variable interest entities (“VIEs”) in which the Company is the primary beneficiary and the Company has consolidated these joint ventures accordingly. A summary of the assets and liabilities of these consolidated VIEs, as well as the maximum loss exposure of the Company from each VIE, is as follows (in thousands):

	March 31, 2013	December 31, 2012
Maximum risk of loss (1)	$38,076	$28,626
Assets held by VIEs	$88,374	$68,699
Assets held as collateral for debt	$88,374	$68,699
Liabilities held by VIEs	$53,304	$43,912

(1)	Represents the Company's contributions made to the consolidated VIEs.

Restrictions on the use of a VIE’s assets are significant because they serve as collateral for such VIE’s debt, and the Company is generally required to obtain its partners’ approval in accordance with the respective joint venture agreements for any major transactions. Transactions with these joint ventures on the Company’s consolidated financial statements primarily relate to contributions for the funding of loans receivable at the Flagship JV. The Company and its partners are subject to the provisions of the joint ventures agreements which include provisions for when additional contributions may be required. During the three months ended March 31, 2013 and 2012, the Company made capital contributions of $9.5 million and $10.7 million in accordance with the Company’s respective joint venture agreements. These contributions are eliminated in consolidation of the VIEs, but increase the Company’s maximum risk of loss.

Unconsolidated VIEs

The @1377 Equity Method Investment

The Company’s investment in @1377 was determined to be a VIE in which the Company was determined not to be the primary beneficiary since the joint venture partner has the ability to direct the activities that significantly impact the economic performance of the VIE and the secured loan is fully guaranteed by the joint venture partner. The Company’s maximum loss exposure is expected to change in future periods as a result of additional contributions made. Other than the initial capital contributions provided by the Company, the Company has not provided any additional subordinated financial support.

The table below includes the Company’s maximum loss exposure related to this investment as of March 31, 2013 and December 31, 2012, which is equal to the carrying value of its investment in the joint venture included in the balance sheet line item “Investments in unconsolidated entities” in the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 (in thousands).

Period	Investment in @1377 Development (1)	Maximum Risk of Loss
March 31, 2013	$3,573	$3,573
December 31, 2012	$3,573	$3,573

(1)	Represents the carrying amount of the investment in @1377, which represents the Company’s contribution made to the VIE.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Described below are certain of the Company’s significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a complete listing of all of its significant accounting policies.

Tenant and Other Receivables

Tenant and other receivables are recorded at cost, net of any applicable allowance for doubtful accounts.  Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $0.5 million and $0.3 million at March 31, 2013 and December 31, 2012, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended March 31, 2013 and 2012, $1.0 million and $0.7 million, respectively, were amortized into interest expense.

Real Estate Loans Receivable

Real estate loans receivable are shown at cost, net of any applicable allowance for uncollectibility and net deferred loan origination fees. The Company defers certain loan origination fees, net of related direct loan origination costs, and amortizes them as an adjustment of yield over the term of the related real estate loan receivable. The related amortization of the deferred loan origination fees are recorded in other revenue in the accompanying consolidated statement of operations and comprehensive income (loss). An allowance for the uncollectible portion of the real estate loans receivable is determined based upon an analysis of the economic conditions in the area in which the property is located and credit quality indicators which include: the borrower’s payment history, the financial condition of the borrower, and business conditions in the industry in which the borrower operates.

Additionally, a real estate loan receivable is considered to be impaired, when based upon current events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a real estate loan receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at its effective interest rate or to the value of the underlying collateral if the real estate loan receivable is collateral dependent. Evaluating real estate loans receivable for potential impairment can require management to exercise significant judgment. No impairment was recorded for the three months ended March 31, 2013 and 2012. Further, as of March 31, 2013 and December 31, 2012, no allowances for uncollectibility have been recorded.

Other Assets

Other assets included the following (in thousands):

	March 31, 2013	December 31, 2012
Deposits	$6,843	$7,767
Other (1)	10,740	6,484
Other assets	$17,583	$14,251

(1)	“Other” primarily consists of deferred tax assets, deferred offering costs related to the Second Offering and prepaid insurance and expenses.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month or quarter to which they relate. As of March 31, 2013 and December 31, 2012, respectively, the Company recorded liabilities of $14.1 million and $14.9 million related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $14.7 million and $13.1 million as of March 31, 2013 and December 31, 2012, respectively.

Redemption of Common Stock

The Company has recorded liabilities of $1.6 million and $0.9 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity.

Reclassifications

Certain reclassifications have been made in the condensed consolidated statement of cash flows for the three months ended March 31, 2012 to be consistent with the 2013 presentation. Specifically, the Company reclassified amounts out of investment in properties and acquired lease intangibles to a separate line item for capital expenditures at operating properties and developments to conform to the 2013 presentation. Management believes these changes in presentation provide useful information related to the Company’s financial statements, although management does not believe these changes are necessary for the fair presentation of the Company’s financial statements.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on disclosures about offsetting assets and liabilities. This guidance results in enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC
815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The adoption of this guidance is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In October 2012, FASB clarified and relocated guidance in the Accounting Standards Codification (the “Codification”), corrected unintended application of guidance and made minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Amendments made to the Codification without transition guidance are effective upon issuance and amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. This guidance did not have a material impact on the Company’s financial statements.

In February 2013, FASB issued guidance to improve transparency of reporting reclassifications out of accumulated other comprehensive income. The adoption of this guidance is effective for interim and annual periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on the Company's financial statements.

In February 2013, FASB issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not believe the adoption of this guidance will have a material impact on the Company’s financial statements.

In March 2013, FASB issued guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The Company has not concluded its analysis on this guidance, but it does not believe the adoption of this guidance will have a material impact on the Company’s financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Buildings and improvements (1)	$1,689,469	$1,319,954
Less: accumulated depreciation	(54,328)	(47,197)
Buildings and improvements, net	1,635,141	1,272,757
Land	292,760	209,721
Investment property, net	$1,927,901	$1,482,478

(1)
Included in buildings and improvements is approximately $23.6 million and $13.9 million of construction-in-progress related to the Company’s multi-family developments in Houston, Texas and Miami, Florida as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$574,184	$84,575	$(39,890)
Less: accumulated amortization	(97,710)	(17,450)	6,637
Net	$476,474	$67,125	$(33,253)

As of December 31, 2012, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$407,249	$77,539	$(32,583)
Less: accumulated amortization	(84,361)	(14,895)	5,400
Net	$322,888	$62,644	$(27,183)

Amortization expense of in-place leases was $15.9 million and $11.4 million for the three months ended March 31, 2013 and 2012, respectively. Net amortization of out-of-market leases was a decrease to rental revenue of $1.3 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.

Expected future amortization of in-place leases and out-of-market leases, net, for the period from April 1, 2013 through December 31, 2013 and for each of the years ending December 31, 2014 through December 31, 2017 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
April 1, 2013 through December 31, 2013	$58,928	$3,885
2014	75,142	5,381
2015	65,694	6,344
2016	54,801	5,847
2017	45,785	4,661

Leases

The Company has entered into non-cancelable lease agreements with tenants for space. As of March 31, 2013, the approximate fixed future minimum rentals for the period from April 1, 2013 through December 31, 2013, for each of the years ending December 31, 2014 through December 31, 2017 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2013 through December 31, 2013	$154,445
2014	205,391
2015	194,571
2016	171,115
2017	148,495
Thereafter	571,797
Total	$1,445,814

Pursuant to the lease agreements with certain tenants in one of its buildings, a wholly-owned subsidiary of the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the period from April 1, 2013 through December 31, 2013 and for each of the years ended December 31, 2014 through 2017 and for the period thereafter are $2.1 million, $3.0 million, $3.0 million, $2.9 million, $2.5 million and $8.1 million, respectively.

During the three months ended March 31, 2013, the Company did not earn more than 10% of its revenue from any individual tenant. Of the Company’s total rental revenue for the three months ended March 31, 2012, approximately 12% was earned from a tenant in the accounting industry who has leases that expire in 2016, 2019 and 2024.

4. RECENT ACQUISITIONS OF REAL ESTATE

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2013 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)	In-place Lease Intangibles (1)	Out-of- Market Lease Intangibles, Net (1)	Total (1)
2013
Mercedes Benz Bank	02/07/13	$47,643	$11,953	$7,093	$3,533	$70,222
One Westferry Circus	02/28/13	$48,874	$—	$74,693	$1,049	$124,616
465 Victoria	02/28/13	$48,788	$26,566	$17,712	$(2,233)	$90,833
Riverside Center	03/27/13	$125,130	$45,930	$30,360	$(4,170)	$197,250
New City	03/28/13	$115,208	$—	$46,117	$2,137	$163,462

2012
Poland Logistics Portfolio (2)	03/29/12 and 10/10/12 (3)	$97,627	$25,893	$33,062	$644	$157,226
144 Montague	04/16/12	$49,424	$13,803	$28,083	$—	$91,310
100 Brookes	07/13/12	$41,404	$8,600	$12,859	$4,737	$67,600
Minneapolis Retail Center (4)	08/01/12	$78,711	$30,792	$34,176	$(13,078)	$130,601
550 Terry Francois	08/31/12	$109,760	$41,270	$20,860	$8,110	$180,000

(1)	For acquisitions denominated in a foreign currency, amounts have been translated at a rate based on the exchange rate in effect on the acquisition date.

(2)	The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(3)
The first four industrial parks in the Poland Logistics Portfolio were acquired on March 29, 2012 and the remaining fifth industrial park, Distribution Park Sosnowiec, was acquired on October 10, 2012.

(4)	The Minneapolis Retail Center includes the acquisition of a parking garage on December 26, 2012.

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2013 acquisitions, as of the date of the acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2013 Acquisitions:
Mercedes Benz Bank	5.0	5.0	—
One Westferry Circus (1)	8.4	9.9	13.1
465 Victoria	4.7	5.2	7.3
Riverside Center	6.2	1.0	6.9
New City (1)	4.8	4.3	3.0

2012 Acquisitions:
Poland Logistics Portfolio	4.1	5.6	3.4
144 Montague	9.6	—	—
100 Brookes	5.6	5.6	—
Minneapolis Retail Center	6.9	8.7	9.2
550 Terry Francois	5.2	5.2	—

(1)Excludes the effect of ground leases which significantly increase the weighted average useful life for these intangibles.

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the three months ended March 31, 2013, which are included in the Company’s condensed consolidated results of operations for the three months ended March 31, 2013 (in thousands):

		For the Three Months Ended
2013 Acquisitions		March 31, 2013
Mercedes Benz Bank	Revenue	$935
	Net income (loss)	$(4,355)
One Westferry Circus	Revenue	$1,155
	Net income (loss)	$(5,298)
465 Victoria	Revenue	$872
	Net income (loss)	$(5,292)
Riverside Center	Revenue	$251
	Net income (loss)	$(97)
New City	Revenue	$92
	Net income (loss)	$(765)

The following unaudited consolidated information is presented to give effect to current year acquisitions through March 31, 2013 as if the acquisitions occurred on January 1, 2012. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $31.0 million and $3.7 million for the three months ended March 31, 2013 and 2012, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2012, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	Pro Forma 2013	Pro Forma 2012
Revenues	$70,612	$50,667
Net income (loss)	$(6,751)	$(11,889)
Basic and diluted income (loss) per common share	$(0.04)	$(0.06)

The table below includes the amounts of revenue and net income (loss) of the acquisition completed during the three months ended March 31, 2012, which are included in the Company’s condensed consolidated results of operations for the three months ended March 31, 2012 (in thousands):

		For the Three Months Ended
2012 Acquisitions		March 31, 2012
Poland Logistics Portfolio	Revenue	$94
	Net income (loss)	$(770)

The following unaudited consolidated information is presented to give effect to the 2012 acquisition through March 31, 2012 as if the acquisition occurred on January 1, 2011. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $3.7 million and $3.5 million for the three months ended March 31, 2012 and 2011, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2011, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	Pro Forma 2012	Pro Forma 2011
Revenues	$37,574	$19,726
Net income (loss)	$(5,024)	$(5,009)
Basic and diluted income (loss) per common share	$(0.05)	$(0.05)

5. REAL ESTATE LOANS RECEIVABLE

Real estate loans receivable included the following at March 31, 2013 and 2012 (in thousands):

	March 31, 2013	December 31, 2012
Flagship Capital JV	$41,361	$31,381
@1377	3,404	3,320
Real estate loans receivable	$44,765	$34,701

The table below provides additional detail on the Company’s outstanding real estate loans receivable through the Flagship Capital JV as of March 31, 2013 (in thousands):

Property	Original Funding Date	Maturity Date	Interest Rate	Total Loan Commitment	Balance as of March 31, 2013
Norchester Village	3/1/2012	3/1/2014	7.75%	$4,961	$4,229
Rutland Place	3/28/2012	9/28/2013	7.70%	7,720	6,528
The Lakeside Apartments	12/22/2011	3/21/2015	12.00%	5,359	5,193
Bay Park Apartments	7/30/2012	7/30/2014	7.80%	3,231	3,084
Houston Retail Portfolio	8/2/2012	8/2/2015	7.60%	11,804	11,348
Motor Circle	12/28/2012	12/28/2014	8.00%	3,175	1,857
Deer Creek	2/7/2013	2/6/2015	8.00%	5,450	4,850
Casa Blanca	2/7/2013	2/6/2015	8.00%	5,628	4,840
			8.30%	$47,328	$41,929
Less: Origination fees					(568)
					$41,361

6. DEBT FINANCING

As of March 31, 2013 and December 31, 2012, the Company had $1,371.3 million and $858.3 million of debt outstanding, respectively, with a weighted average years to maturity of 3.0 years and 3.7 years, respectively, and a weighted average interest rate of 3.6% and 4.4%, respectively. The following table describes the Company's debt outstanding at March 31, 2013 and December 31, 2012 (in thousands):

Description	Origination or Assumption Date	Maturity Date	Interest Rate Description	Interest Rate as of March 31, 2013		Principal Outstanding at March 31, 2013	Principal Outstanding at December 31, 2012
Secured Mortgage Debt
Brindleyplace Project	7/1/2010	7/7/2015	75% fixed via swap / 25% variable	3.46%	(1)	$183,882	$195,552
Hock Plaza	9/8/2010	12/6/2015	Fixed	5.58%		77,669	77,957
Southpark	10/19/2010	12/6/2016	Fixed	5.67%		18,000	18,000
Fifty South Sixth	11/4/2010	11/4/2015	Fixed via swap	3.62%		95,000	95,000
Stonecutter Court	3/11/2011	3/11/2016	Fixed via swap	4.79%		82,768	88,527
Gogolevsky 11	8/25/2011	4/7/2021	Variable	6.54%		37,550	37,900
Campus at Marlborough	10/28/2011	12/1/2014	Fixed	5.21%		55,570	55,897
Flagship Capital JV (2)	3/8/2012	3/8/2017	Variable, subject to floor of 4.5%	4.50%		7,469	7,469
144 Montague (3)	4/16/2012	4/16/2017	Variable, subject to interest rate cap	N/A		—	58,368
100 Brookes	7/13/2012	7/31/2017	Variable, subject to interest rate cap	5.64%		45,023	44,829
Poland Logistics Portfolio	8/2/2012	6/30/2017	Variable, subject to interest rate cap	3.03%		83,307	85,937
Minneapolis Retail Center	8/2/2012	8/10/2019	Fixed	3.50%		65,500	65,500
825 Ann (4)	11/16/2012	4/30/2016	Variable (4)	See below		—	—
Mercedes Benz Bank	2/7/2013	12/31/2019	Variable, subject to interest rate cap	1.77%		44,373	—
465 Victoria	2/28/2013	2/28/2016	Variable, subject to interest rate cap	5.07%		55,421	—
New City	3/28/2013	3/28/2018	Variable (4)	3.01%		105,813	—
Other Notes Payable
JPMorgan Chase Revolving Credit Facility	4/13/2012	4/13/2015	Variable	2.30%	(1)	228,407	—
WaterWall Place Construction Loan	6/29/2012	6/29/2016	Variable, subject to interest rate cap	2.45%		5,600	—
Bridge Loan - March 2013	3/26/2013	5/28/2013	Variable	2.21%		150,000	—
Total Principal Outstanding						$1,341,352	$830,936
Unamortized Discount						(1,035)	(1,141)
Notes Payable						$1,340,317	$829,795
Affiliates Notes Payable
WaterWall Place Construction Loan	12/15/2011	12/14/2014	Variable	2.20%		20,004	18,180
Ponce & Bird Construction Loan	7/13/2012	7/13/2015	Variable	2.20%		10,934	10,355
Notes Payable to Affiliates						$30,938	$28,535
						$1,371,255	$858,330

(1)	Represents the weighted average interest rate as of March 31, 2013.

(2)	In March 2013, the Flagship JV amended its revolving line of credit agreement to increase the maximum commitment amount to $18.3 million.

(3)
In February 2013, the Company paid $57.7 million, the outstanding balance, on the Company’s secured credit facility with Commonwealth Bank of Australia related to 144 Montague, which reduced the outstanding balance on this facility to zero.

(4)
In November 2012, a subsidiary of the Operating Partnership entered into a secured credit facility with a maximum amount of 81.0 million AUD (approximately $83.5 million as of the date of the first draw). The Company made its first draw under the loan at the date of the 825 Ann closing which was April 30, 2013. The interest rate at the date of the borrowing was 4.96%.

(5)	Subsequent to March 31, 2013, the Company entered into a interest rate contracts to cap the interest rate for this variable rate debt at strike rates ranging from 2.50% to 4.50%.

As of March 31, 2013 and December 31, 2012, the fixed-rate debt includes $315.7 million and $330.2 million, respectively, of variable-rate debt economically fixed through the use of interest rate swaps. The variable-rate debt has variable interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 1.60% to 6.25% per annum. Additionally, as of March 31, 2013, $178.2 million of the Company’s variable-rate debt was capped at strike rates ranging from 1.0% to 5.3%. See Note 7 — Derivative Instruments for more information regarding the Company’s interest rate contracts.

JPMorgan Chase Revolving Credit Agreement and Bridge Loans

In April 2012, the Company entered into a credit agreement with JPMorgan Chase that provides for a revolving credit facility with borrowings denominated in U.S. dollars, British pound sterling, Euros, Australian dollars or Canadian dollars (as amended in December 2012, the “Revolving Credit Facility”). The maximum aggregate amount of the lenders’ commitments is $300.0 million, with aggregate foreign currency commitments constituting up to $150.0 million of that amount.

In March 2013, the Company entered into a 60-day, $150.0 million bridge loan with JPMorgan Chase to provide short-term temporary financing for the Company’s recent and future acquisitions. The bridge loan can be extended for a 30-day period, subject to certain conditions. For the period from January 2013 through March 2013, the Company made draws of $450.7 million and payments of $72.9 million under its bridge loan and the Revolving Credit Facility, with a loss of $0.6 million through March 31, 2013 related to its borrowings on its loans denominated in a foreign currency.

From April 1, 2013 through May 14, 2013, the Company made draws of $144.5 million and payments of $73.8 million under the Revolving Credit Facility resulting in an outstanding principal balance of $300.0 million, including the effect of changes in exchange rates as of May 14, 2013.

Financial Covenants

The Company’s mortgage agreements and other financing agreements contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of March 31, 2013.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the period ending April 1, 2013 through December 31, 2013 and through December 31, 2017 and for the period thereafter. Amounts are in thousands:

	Payments due by Year
	April 1, 2013 through December 31, 2013	2014	2015	2016	2017	Thereafter
Principal payments	$157,117	$83,140	$601,285	$162,260	$130,120	$238,368

7. DERIVATIVE INSTRUMENTS

The Company has entered into several interest rate swap contracts and interest rate cap agreements as economic hedges against the variability of future interest rates on its variable interest rate borrowings.  The Company’s interest rate swaps effectively fixed the interest rates on each of the loans to which they relate and the interest rate cap contracts have effectively limited the interest rate on the loans to which they relate.  The Company has not designated any of these derivatives as hedges for accounting purposes. See Note 11 — Fair Value Measurements for additional information regarding the fair value of the Company’s interest rate contracts.

The Company has also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates on future international investments. These forward contracts effectively fixed the currency exchange rates on each of the investments to which they relate. The Company has not designated any of these contracts as cash flow hedges for accounting purposes. See Note 11 — Fair Value Measurements for additional information regarding the fair value of the Company’s foreign currency forwards.

The table below provides additional information regarding the Company’s interest rate contracts.

Interest Rate Contracts
Type	Effective Date	Expiration Date	Notional Amount (1)		Interest Rate Received	Pay Rate /Strike Rate
Interest rate swaps	July 7, 2010	July 7, 2015	$137,911	(2)	LIBOR	2.29%
Interest rate swap	November 4, 2010	November 4, 2015	$95,000		LIBOR	1.37%
Interest rate swap	March 11, 2011	March 11, 2016	$82,768		LIBOR	2.71%
Interest rate cap	April 16, 2012	April 16, 2017	$43,966		BBSW	5.25%
Interest rate cap	August 2, 2012	June 30, 2017	$63,960		EURIBOR	2.00%
Interest rate cap	August 13, 2012	August 13, 2015	$22,512		BBSY	4.00%
Interest rate cap	October 9, 2012	June 30, 2017	$13,284		EURIBOR	2.00%
Interest rate cap	January 7, 2013	June 29, 2016	$5,335		LIBOR	1.00%
Interest rate cap	March 11, 2013	March 31, 2018	$44,373		EURIBOR	1.50%
Interest rate cap	March 20, 2013	February 29, 2016	$28,748		BBSW	4.33%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the exchange rate in effect on March 31, 2013.

(2)	On July 7, 2010, the Company executed five swap agreements with identical terms with an aggregate notional amount of $137.9 million as of March 31, 2013.

The table below provides additional information regarding the Company’s current foreign currency forward contracts (in thousands).

Foreign Currency Forward Contracts
Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
February 5, 2013	February 5, 2014	$23,492	USD/EUR	$1.35
February 22, 2013	February 5, 2014	€4,000	EUR/ USD	$1.32
March 27, 2013	September 30, 2013	$36,439	USD / PLN	$3.35
February 27, 2013	May 31, 2013	$57,085	USD/AUD	$1.01

The table below presents the fair value of the Company’s derivative instruments included in “Assets—Derivative Instruments” and “Liabilities—Derivative Instruments” on the Company’s condensed consolidated balance sheets, as of March 31, 2013 and December 31, 2012:

	Derivative Assets		Derivative Liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$(13,765)	$(15,255)
Interest rate caps	1,459	790	—	—
Foreign currency forward contracts	1,118	—	(1,989)	(198)
Total derivatives	$2,577	$790	$(15,754)	$(15,453)

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2013 and 2012:

	Gain (Loss) Recorded on Derivative Instruments
	Three Months Ended
	March 31, 2013	March 31, 2012
Derivatives not designated as hedging instruments:
Interest rate swaps	$753	$602
Interest rate caps	(59)	—
Foreign currency forward contracts	(673)	(2,525)
Total gain (loss) on derivatives	$21	$(1,923)

8.  DISTRIBUTIONS

The Company has declared distributions for the months of January 2012 through June 2013 at an amount equal to $0.0017808 per share, per day. Hines Moorfield UK Venture I S.A.R.L. (the “Brindleyplace JV”) declared distributions in the amount of $0.6 million and $0.5 million to Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) for the three months ended March 31, 2013 and 2012, respectively, related to the operations of several properties acquired by the Brindleyplace JV located in Birmingham, England (the “Brindleyplace Project”).

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests (Hines Global REIT Associates Limited Partnership (“HALP”), Moorfield and Flagship Capital GP) for each of the quarters ended during 2013 and for each of the quarters ended during 2012, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands):

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2013
March 31, 2013	$12,418	$13,772	$26,190	$554
Total	$12,418	$13,772	$26,190	$554
2012
December 31, 2012	$10,676	$11,606	$22,282	$1,227
September 30, 2012	9,266	10,001	19,267	711
June 30, 2012	8,236	8,865	17,101	675
March 31, 2012	7,403	7,922	15,325	546
Total	$35,581	$38,394	$73,975	$3,159

9.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2013	2012	March 31, 2013	December 31, 2012
Selling Commissions- Dealer Manager	$12,468	$6,723	$195	$1,598
Dealer Manager Fee- Dealer Manager	4,431	2,319	37	494
Issuer Costs- the Advisor	1,923	1,351	2,012	1,314
Acquisition Fee- the Advisor	14,570	2,947	8,137	—
Asset Management Fee- the Advisor	1,527	—	1,527	2,000
Other (1) - the Advisor	853	451	557	1,040
Property Management Fee- Hines	939	613	45	(113)
Development/Construction Management Fee- Hines	634	—	166	13
Leasing Fee- Hines	494	22	315	3
Redevelopment Construction Management- Hines	—	8	—	—
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	1,483	1,003	4,320	3,849
Due to Affiliates			$17,311	$10,198

(1)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

Notes Payable to Affiliates

The WaterWall Place JV and Ponce & Bird JV (as described in Note 1 — Organization) have entered into separate construction loans with an affiliate of Hines related to the development of multi-family projects in Houston, Texas and Miami, Florida, respectively. See Note 6 — Debt Financing for additional information regarding these construction loans.

@1377 Development

In June 2012, the Company entered into a $3.2 million mezzanine loan commitment plus accrued interest to provide construction financing to the @1377 development, which is being developed by an affiliate of Hines. $3.4 million and $3.3 million were outstanding under the mezzanine loan as of March 31, 2013 and December 31, 2012, respectively. See Note 1 — Organization for additional information concerning the @1377 development.

Other Affiliate Transactions

In April 2012, the Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that the Company’s modified funds from operations, as disclosed in each quarterly report, for a particular quarter amounts to less than 100% of the aggregate distributions declared to its stockholders for such quarter. As a result of the waiver of these fees, cash flows from operations that would have been paid to the Advisor for asset management fees may be available to pay distributions to stockholders. This fee waiver is not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. As a result of this fee waiver, the Advisor waived asset management fees payable to it during the three months ended March 31, 2013 and 2012 of $3.6 million and $3.0 million, respectively. During the three months ended March 31, 2013, the Company incurred asset management fees of $1.5 million. No asset management fees were incurred during the three months ended March 31, 2012.

10.  NONCONTROLLING INTERESTS

In July 2010, the Brindleyplace JV issued capital shares and Series B Convertible Preferred Equity Certificates (“CPEC”) to Moorfield as a result of its contributions. Further, in December 2012, the Brindleyplace JV issued capital shares and Series B3 CPEC to Moorfied as a result of an additional contribution. Distributions are declared and paid quarterly to Moorfield based on the distributable income of the Brindleyplace Project and payment of the distributions will be subject to the approval of the board of directors of the Brindleyplace JV. During the three months ended March 31, 2013 and 2012, respectively, the Brindleyplace JV declared $0.6 million and $0.5 million of preferred dividends to Moorfield related to the CPECs. These amounts were included in the net (income) loss attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and offsets $48,000 and $0.6 million of net loss that was attributable to Moorfield during the three months ended March 31, 2013 and 2012, respectively, related to the results of operations of the Brindleyplace JV.

As described in Note 1 — Organization, the Company has a 97% interest in the Flagship Capital JV with Flagship Capital GP, which is the entity that owns the remaining 3% interest in the joint venture. During the three months ended March 31, 2013 and 2012, the Flagship Capital GP made capital contributions in the amount of $0.3 million and $0.4 million, respectively, to the Flagship Capital JV. In accordance with the partnership agreement that governs the joint venture, distributions are declared and paid when the joint venture has available cash (all cash held by the joint venture less what is reasonably needed to reserve or satisfy cash needs) with respect to an investment made by the joint venture. The Flagship Capital JV did not declare any distributions to the Flagship Capital GP for the three months ended March 31, 2013 and 2012.

11.  FAIR VALUE MEASUREMENTS

As described in Note 7 — Derivative Instruments, the Company entered into several interest rate contracts as economic hedges against the variability of future interest rates on its variable interest rate borrowings. The valuation of these derivative instruments is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate contracts have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Eurohypo, PB Capital Corporation, Landesbank Baden-Württemberg, Commonwealth Bank of Australia, Bank of Western Australia, and Deutsche Pfandbriefbank AG. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

Additionally, as described in Note 7 — Derivative Instruments, the Company has entered into several foreign currency forward contracts as economic hedges against the variability of foreign exchange rates on future international investments. The valuation of these forward contracts is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including currency exchange rate curves and implied volatilities. The Company has determined its foreign currency forward contracts valuations are classified in Level 2 of the fair value hierarchy, as they are based on observable inputs but are not traded in active markets.

The following table sets forth the Company’s derivatives which are measured at fair value on a recurring basis, by level within the fair value hierarchy as of March 31, 2013 and December 31, 2012 (all amounts are in thousands):

		Basis of Fair Value Measurements
Period	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Interest rate swaps	$(13,765)	$—	$(13,765)	$—
Interest rate caps	$1,459	$—	$1,459	$—
Foreign currency forwards - Assets	$1,118	$—	$1,118	$—
Foreign currency forwards - Liabilities	$(1,989)	$—	$(1,989)	$—
December 31, 2012
Interest rate swaps	$(15,255)	$—	$(15,255)	$—
Interest rate caps	$790	$—	$790	$—
Foreign currency forwards - Liabilities	$(198)	$—	$(198)	$—

Other Items

Financial Instruments Fair Value Disclosures

As of March 31, 2013, the Company estimated that the fair value of its notes payable, which had a book value of $1,371.3 million, was $1,375.6 million. As of December 31, 2012, the Company estimated that the fair value of its notes payable, which had a book value of $858.3 million, was $858.7 million. Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

As of March 31, 2013, the Company estimated that the book values of its real estate loans receivable approximate their fair values, as all such loans were entered into recently. Although the Company has determined the majority of the inputs used to value its real estate notes receivable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of real estate notes receivable utilize Level 3 inputs. However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of real estate notes receivable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Financial Instruments Measured on a Nonrecurring Basis

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  There were no events during the three months ended March 31, 2013 and 2012 which indicated that fair value adjustments of the Company’s long-lived assets were necessary.

12. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company's investments that are not office properties in "other" based on the geographic location of the investment, due to the Company's ownership of interests in various different types of investments that do not stand alone as their own reportable segment. The Company’s operating segments consist of the following, based on the Company’s investments as of March 31, 2013:

•	Domestic office investments (8 investments)

•	Domestic other investments (7 investments)

•	International office investments (8 investments)

•	International other investments (7 investments)

The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments. Further, amounts related to the three months ended March 31, 2012 have been reclassified into the appropriate segment to be consistent with the presentation for the three months ended March 31, 2013 (all amounts are in thousands):

	Three Months Ended March 31,
	2013	2012
Total Revenue
Domestic office investments	$21,118	$15,922
Domestic other investments	12,335	6,656
International office investments	12,738	5,403
International other investments	13,841	8,800
Total Revenue	$60,032	$36,781

	Three Months Ended March 31,
	2013	2012
Property revenues in excess of expenses (1)
Domestic office investments	$14,102	$10,223
Domestic other investments	7,408	3,964
International office investments	10,870	4,128
International other investments	8,885	5,500
Property revenues in excess of expenses	$41,265	$23,815

(1)	Revenues less property operating expenses, real property taxes, property management fees and income taxes.

	March 31, 2013	December 31, 2012
Total Assets
Domestic office investments	$676,292	$680,272
Domestic other investments	428,231	412,506
International office investments	1,080,700	396,237
International other investments	489,103	532,972
Corporate-level accounts	36,282	56,585
Total Assets	$2,710,608	$2,078,572

	Three Months Ended March 31,
	2013	2012
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$41,265	$23,815
Depreciation and amortization	(24,465)	(17,151)
Acquisition related expenses	(16,473)	(767)
Asset management and acquisition fees	(16,097)	(2,947)
General and administrative expenses	(1,088)	(889)
Gain (loss) on derivatives	21	(1,923)
Foreign currency gains (losses)	(4,531)	(1,494)
Interest expense	(10,693)	(7,623)
Interest income	90	208
Net income (loss)	$(31,971)	$(8,771)

13. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2013 and 2012 (in thousands):

	2013	2012
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$9,092	$6,343
Cash paid for taxes	$1,900	$439
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$10,555	$8,001
Other receivables	$757	$2,271
Distributions reinvested	$13,080	$7,864
Shares tendered for redemption	$1,596	$978
Non-cash net assets (liabilities) acquired	$(1,219)	$23,660
Accrued capital additions	$2,210	$—

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

15. SUBSEQUENT EVENTS

825 Ann Acquisition

In April 2013, the Company acquired 825 Ann Street, an office building located in Brisbane, Australia. 825 Ann Street consists of 206,507 square feet of rentable area and is 99% leased. The contract purchase price for 825 Ann Street was 124.7 million AUD (approximately $128.5 million assuming an exchange rate of $1.03 per AUD as of the date of acquisition), exclusive of transaction costs and working capital reserves. The acquisition was funded with proceeds from the Company’s Revolving Credit Facility and an 81.0 million AUD (approximately $83.5 million based on an exchange rate of $1.03 per AUD as of the date of acquisition) mortgage loan with Commonwealth Bank of Australia. See Note 6 — Debt Financing for further information regarding the Company's mortgage on 825 Ann Street.

The Company has not concluded its accounting for this recent acquisition, but it expects that the purchase price will primarily be allocated to building, land, and intangible lease assets and liabilities.

Probable Acquisition

In April 2013, the Company entered into a contract to acquire the Campus at Playa Vista, a four-building office complex located in Los Angeles, California. The Campus at Playa Vista consists of 324,955 square feet of rentable area that is 97% leased. The contract purchase price for the Campus at Playa Vista is $218.0 million, exclusive of transaction costs and working capital reserves. The acquisition will be funded using proceeds from the Company’s Revolving Credit Facility and a $115.0 million, three year term loan. The loan will require interest at LIBOR plus 1.50%. The Company expects to close on this acquisition in May 2013. There can be no assurances that this acquisition will be consummated, and if the Company elects not to close on this acquisition, it could potentially forfeit its $25.0 million earnest money deposit.

Loan Activity

In May 2013, the Company entered into a £48.0 million ($73.8 million based on an exchange rate of $1.54 per GBP as of the transaction date) term loan secured by Westferry Circus with Pricoa Mortgage Capital. The loan matures on May 9, 2020 and requires interest payments at a fixed rate of 3.30%.

In May 2013, the Ponce and Bird JV entered into a construction loan with a maximum commitment of $46.2 million with JPMorgan Chase. The loan matures on May 10, 2017 and has a variable interest rate which is expected to be LIBOR plus 2.25%.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Such statements include statements concerning future financial performance and distributions, future debt and financing levels, acquisitions and investment objectives, payments to Hines Global REIT Advisors Limited Partnership (the “Advisor”), and its affiliates and other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto as well as all other statements that are not historical statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

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

—
Our distributions have been paid using cash flows from financing activities, including proceeds from our public offerings, proceeds from debt financings and cash from the waiver of fees, and some or all of the distributions we pay in the future may be paid from similar sources or sources such as cash advances by our Advisor or cash resulting from a deferral of fees. When we pay distributions from certain sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced;

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines Global REIT Properties, LP (the “Operating Partnership”) were formed in December 2008 and January 2009, respectively, to invest in a diversified portfolio of quality commercial real estate properties and related investments in the United States and internationally. On August 5, 2009, we commenced our initial public offering of common stock for sale to the public (the “Initial Offering”) which expired on February 1, 2013. We commenced a follow-on offering effective February 4, 2013, through which we are offering up to $3.5 billion in shares of common stock (the “Second Offering”). Collectively, through our public offerings, we have received gross offering proceeds of $1.7 billion from the sale of 170.1 million shares through March 31, 2013. Our board of directors established our offering price of $10.28 per share for the Second Offering, which represents an increase of $0.28 per share from our Initial Offering price of $10.00 per share. The increase in the offering price was largely due to a 4.2% appreciation of our real estate property investments and a 0.9% increase due to favorable movements in currency exchange rates since the acquisition of each of our international real estate property investments. The increase in the offering price from the appreciation of our real estate property investments was partially offset by the dilution created by distributions paid to stockholders in excess of the portfolio’s operations during the Initial Offering.

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. These investments could include a variety of asset types in the US and internationally such as office, retail, industrial, multi-family, etc. In addition, we may invest in operating properties, properties under development and undeveloped properties or real estate-related investments such as real estate securities or debt. We fund our acquisitions primarily with proceeds from our public offerings and debt financing. As of March 31, 2013, we owned interests in 30 real estate investments which contain, in the aggregate, 9.2 million square feet of leasable space.

These investments consisted of:

•	Domestic office investments (8 investments)

•	Domestic other investments (7 investments)

•	International office investments (8 investments)

•	International other investments (7 investments)

Additionally, in April 2013, we acquired an international office property located in Brisbane, Australia. Including the effect of this recent acquisition, our portfolio is comprised of approximately 51% domestic and 49% international investments. We believe that this diversification is directly in-line with our investment strategies in maintaining a well-diversified real estate portfolio and providing additional diversification across currencies.

The following table provides additional information regarding each of the properties in which we owned an interest as of March 31, 2013 and includes the acquisition of 825 Ann, which was acquired in April 2013.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Office Investments
17600 Gillette	Irvine, California	Office	6/2010; $20.4	13.4%	98,925	100%
Hock Plaza	Durham, North Carolina	Office	9/2010; $97.9	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	Office	11/2010; $185.0	7.4%	698,783	96%
250 Royall	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	95%
9320 Excelsior	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	282,773	100%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.3	5.7%	509,702	98%
Total for Domestic Office Investments					2,889,675	98%

Domestic Other Investments
Southpark	Austin, Texas	Industrial	10/2010; $31.2	8.5%	372,125	96%
Fisher Plaza	Seattle, Washington	Mixed-Use	12/2011; $160.0	7.9%	293,727	95%
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	380,276	96%
Total for Domestic Other Investments					1,046,128	96%

International Office Investments
Stonecutter Court	London, England	Office	3/2011; $145.6	6.8%	152,808	100%
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	85,740	100%
144 Montague	Brisbane, Australia	Office	4/2012; $91.3	8.7%	164,839	100%
100 Brookes St.	Brisbane, Australia	Office	7/2012; $67.6	10.5%	105,637	100%
Mercedes Benz Bank	Stuttgart, Germany	Office	2/2013; $70.2	8.8%	263,038	100%
465 Victoria	Sydney, Australia	Office	2/2013; $90.8	8.0%	172,556	95%
One West Ferry Circus	London, England	Office	2/2013; $124.6	7.4%	219,889	97%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,173	99%
825 Ann	Brisbane, Australia	Office	4/2013 ; $128.5	8.0%	206,507	99%
Total for International Office Properties					1,855,187	99%

International Other Investments
Brindleyplace Project	Birmingham, England	Mixed-Use	7/2010; $282.5	7.0%	566,048	95%
FM Logistic	Moscow, Russia	Industrial	4/2011; $70.8	11.2%	748,578	100%
Poland Logistics Portfolio	Poland	Industrial	03/2012 & 10/2012; $157.2	8.1%	2,266,404	95%
Total for International Other Investments					3,581,030	96%
Total for All Investments					9,372,020	97%	(4)

(1)
This percentage shows the effective ownership of the Operating Partnership in the properties listed. On March 31, 2013, the Company owned a 99.99% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. We own a 60% interest in the Brindleyplace Project through our investment in the Brindleyplace JV. See Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions for additional information concerning the Brindleyplace Project and the Brindleyplace JV.

(2)	For acquisitions denominated in a foreign currency, amounts have been translated at a rate based on the exchange rate in effect on the acquisition date.

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

The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of each property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions, with respect to each property, that in-place tenants will continue to perform under their lease agreements during the 12 months following our acquisition of the property.  In addition, with respect to the Brindleyplace Project, Hock Plaza, Southpark, Fifty South Sixth, Fisher Plaza, the Poland Logistics Portfolio, the Minneapolis Retail Center, 465 Victoria, One West Ferry Circus, Riverside Center, 825 Ann and the Campus at Playa Vista, these included assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.

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

•
@1377 — @1377 is a multi-family development project in Atlanta, Georgia, in which we have 51.7% ownership interest, and which is being developed by an affiliate of Hines. The estimated total cost of the project is expected to be $33.4 million and the project will consist of 215 units upon completion. Construction began in July 2012 and is expected to be completed by December 2013, although there can be no assurances as to when construction will be completed.

•
Ponce & Bird JV — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. The estimated total cost of the project is expected to be $65.6 million and the project will consist of 276 units upon completion. An affiliate of Hines owns the remaining 17% interest in this joint venture. Construction began in April 2013 and is expected to be completed by September 2014, although there can be no assurances as to when construction will be completed.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which provides for financing of real estate projects up to $69.3 million. The joint venture has eight loans receivable, totaling $41.4 million, outstanding as of March 31, 2013. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2012 in

Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to our policies during 2013.

Financial Condition, Liquidity and Capital Resources

Our principal demands for funds are to purchase real estate properties and make other real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on indebtedness. Generally, we expect to meet operating cash needs from our cash flows from operating activities, and we expect to meet cash needs for acquisitions and investments from the net proceeds of our public offerings and from debt proceeds.

One of our primary concerns is to invest proceeds raised from our offerings as quickly and prudently as possible. In 2010, a significant amount of investment capital began pursuing high-quality, well-located assets and these conditions caused aggressive competition and higher pricing for assets which match our investment strategy.  Accordingly, we experienced delays in investing our public offering proceeds which, combined with higher pricing, caused us to reduce the amount of per share, per day distributions declared from $0.00191781 to $0.0017808 effective January 1, 2012. See “Cash Flows from Financing Activities – Distributions” later in this section for additional information regarding our distributions. As of March 31, 2013, substantially all of the proceeds from our public offerings raised to date had been invested in or committed to various real estate investments.

In our initial quarters of operations we did not, and from time to time thereafter we may not, generate sufficient cash flow from operations to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from our public offerings. In April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that our modified funds from operations (“MFFO”), as disclosed in each of our quarterly reports, for a particular quarter amounts to less than 100% of the aggregate distributions declared for such quarter. This fee waiver is not a deferral and accordingly, these fees will not be paid to our Advisor in cash at any time in the future. As a result of this waiver, Hines waived $3.6 million and $3.0 million of asset management fees payable to it during the three months ended March 31, 2013 and 2012, respectively. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from this offering, cash advances by our Advisor and cash resulting from a waiver or deferral fees.

We believe that the proper use of leverage can enhance returns on real estate investments. We expect that once we have fully invested the proceeds of our offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. As of March 31, 2013, our portfolio was 49% leveraged, based on the values of our real estate investments. At that time, we had $1,371.3 million of principal outstanding under our various loan agreements with a weighted average interest rate of 3.6%, including the effects of related interest rate swaps. As of December 31, 2012, our portfolio was 39% leveraged, based on the aggregate purchase price of our real estate investments, and we had $858.3 million of principal outstanding under various loan agreements with a weighted average interest rate of 4.4%, including the effects of related interest rate swaps.

The discussions below provide additional details regarding our cash flows.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2013 was $0.6 million compared to $14.7 million for the three months ended March 31, 2012. The decrease is due to the significant acquisition fees and acquisition-related expenses related to the acquisition of five operating properties during the three months ended March 31, 2013. During the three months ended March 31, 2013, we paid $21.5 million in acquisition fees and acquisition-related expenses compared to $1.9 million for the three months ended March 31, 2012. Excluding these fees and expenses, operating cash flows increased by $5.6 million between these periods.

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to payments made for the acquisition of our real estate investments, including deposits for pending acquisitions and activities related to our loans receivable. During the three months ended March 31, 2013, we paid $681.8 million related to our acquisition of five real estate investments. We also paid $11.9 million in capital expenditures at our properties and investments in our multi-family development projects in Houston, Texas and Miami, Florida during the three months ended March 31, 2013. Additionally, during the three months ended March 31, 2013, we made real estate loans of $10.2 million.

By comparison, during the three months ended March 31, 2012, we paid $130.2 million related to our acquisitions, paid $8.7 million related to deposits on pending acquisitions, and made real estate loans of $12.1 million. Further, we paid $0.8 million in capital expenditures at our properties and investments in our multi-family development project in Houston, Texas.

During the three months ended March 31, 2013, we had an increase in restricted cash of $4.1 million primarily related to escrows required by several of our outstanding mortgage loans and security deposits at New City. During the three months ended March 31, 2012, restricted cash increased $1.0 million related to such escrows.

Cash Flows from Financing Activities

Public Offerings

During the three months ended March 31, 2013 and 2012, respectively, we raised proceeds of $181.5 million and $92.3 million from our public offerings, excluding proceeds from the distribution reinvestment plan. In addition, during the three months ended March 31, 2013 and 2012, respectively, we redeemed $3.2 million and $1.6 million in shares of our common stock through our redemption plan.

In addition to the investing activities described above, we use proceeds from our public offerings to make certain payments to the Advisor, Hines Securities, Inc. (the “Dealer Manager”) and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the three months ended March 31, 2013 and 2012, respectively, we made payments of $19.9 million and $10.0 million, for selling commissions, dealer manager fees and issuer costs related to our public offerings. The increase is primarily related to a increase in the proceeds raised from our public offerings for the three months ended March 31, 2013.

Distributions

We have declared distributions for the months of January 2012 through June 2013 at an amount equal to $0.0017808 per share, per day. In our initial quarters of operations, and from time to time thereafter, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We funded 50% of total distributions for 2012 and 98% of total distributions for the three months ended March 31, 2013 with cash flows from financing activities, which include proceeds from our public offerings and proceeds from our debt financings.

Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. Distributions paid to stockholders (including those reinvested in stock) during the three months ended March 31, 2013 and 2012 were $24.9 million and $15.2 million, respectively.

The Brindleyplace JV declared distributions related to the operations of the Brindleyplace Project of $0.6 million and $0.5 million to Moorfield for the three months ended March 31, 2013 and 2012, respectively. The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders (HALP, Moorfield and Flagship Capital GP) as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities (1)
2013
March 31, 2013	$12,418	$13,772	$26,190	$554	$643	2%	$26,101	98%
Total	$12,418	$13,772	$26,190	$554	$643	2%	$26,101	98%
2012
December 31, 2012	$10,676	$11,606	$22,282	$1,227	$17,017	72%	$6,492	28%
September 30, 2012	9,266	10,001	19,267	711	1,435	7%	18,543	93%
June 30, 2012	8,236	8,865	17,101	675	5,746	32%	12,030	68%
March 31, 2012	7,403	7,922	15,325	546	14,652	92%	1,219	8%
Total	$35,581	$38,394	$73,975	$3,159	$38,850	50%	$38,284	50%

(1)	Cash flows from financing activities includes proceeds from our public offerings and proceeds from debt financings.

Also, during the three months ended March 31, 2013 and 2012, respectively, we paid $21.5 million and $1.9 million in acquisition fees and expenses. Under accounting principles generally accepted in the United States (“GAAP”), acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital.

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our Revolving Credit Facility to provide funding for near-term investment or working capital needs. During the three months ended March 31, 2013, we entered into $207.0 million of mortgage financing with a weighted average interest rate of 3.3%, related to the acquisition of five operating properties with an aggregate net purchase price of $646.4 million. Additionally, two of our multi-family development projects borrowed $7.7 million to fund construction costs. During this time, we also borrowed $450.7 million under our Revolving Credit Facility and bridge loan and made payments of $72.9 million. We expect to replace our bridge loan at its expiration with additional temporary financing and/or make payments using proceeds from our public offering.

During the three months ended March 31, 2013, we made payments of $2.1 million for financing costs related to our loans and $0.8 million related to our interest rate caps.

During the three months ended March 31, 2012, we did not receive any proceeds from the financing of third-party debt outside of our bridge loan agreements. Our multi-family development project in Houston, Texas borrowed $0.7 million to fund construction costs. Additionally, during the three months ended March 31, 2012 we received proceeds of $165.9 million and made payments of $78.2 million related to our bridge loans in 2012. We also made payments of $0.2 million for financing costs related to our loans.

Results of Operations

Same-store Analysis

We owned 30 real estate investments that were 97% leased as of March 31, 2013, compared to 16 real estate investments that were 94% leased as of March 31, 2012. The following table presents the property-level revenues in excess of expenses for the three months ended March 31, 2013, as compared to the same period in 2012, by reportable segment. Same-store properties for the three months ended March 31, 2013 include all properties owned as of January 1, 2012. As we are currently in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties, as indicated by the same-store analysis below. All amounts are in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2013	2012	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$10,540	$10,222	$318	3%
Domestic other investments	4,755	3,965	790	20%	(2)
International office investments	3,896	4,128	(232)	(6)%
International other investments	5,977	5,475	502	9%
Total same-store properties	$25,168	$23,790	$1,378	6%
Recent acquisitions	16,097	25	16,072	64,288%
Total property revenues in excess of expenses	$41,265	$23,815	$17,450	73%

Other
Depreciation and amortization	$24,465	$17,151	$7,314	43%
Interest expense	$10,693	$7,623	$3,070	40%
Interest income	$90	$208	$(118)	(57)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses which consist of real property taxes, property management fees and income taxes.

(2)
This increase is largely due to the increase in interest income earned on our real estate loans receivable from the Flagship Capital JV. As of March 31, 2013, we had loans receivable of $41.4 million outstanding, compared to $14.8 million outstanding as of March 31, 2012.

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

The table below summarizes the activity related to our derivatives for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Gain (loss) on interest rate contracts	$694	$602
Unrealized gain (loss) on foreign currency forward contracts	(673)	—
Gain (loss) on settlement of foreign currency forward contracts	—	(2,525)
Gain (loss) on derivative instruments	$21	$(1,923)

Other Expenses

During the three months ended March 31, 2013, we invested in five real estate investments with an aggregate net purchase price of $646.4 million, compared to one real estate investment during the three months ended March 31, 2012 for a net purchase price of $132.7 million. The table below provides detail relating to our acquisition-related expenses, asset management and acquisition fees and general and administrative expenses for the three months ended March 31, 2013 and 2012.  All amounts in thousands, except percentages:

	Three Months Ended March 31,		Change
	2013	2012	$	%
Acquisition-related expenses	$16,473	$767	$15,706	2,048%
Asset management and acquisition fees	$16,097	$2,947	$13,150	446%
General and administrative expenses	$1,088	$889	$199	22%

Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. These costs vary significantly from one acquisition to another.

We pay our Advisor acquisition fees equal to 2.25% of the net purchase price of our real estate investments. During the three months ended March 31, 2013 and 2012, respectively, we incurred $14.6 million and $2.9 million of acquisition fees.

We also pay monthly asset management fees to our Advisor based on an annual fee equal to 1.5% of the amount of net equity capital invested in real estate investments. However, in April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it for each quarter in 2012 and 2013 to the extent that our MFFO, as disclosed in each quarterly report, for a particular quarter amounts to less than 100% of the aggregate distributions declared to our shareholders for such quarter. This fee waiver is not a deferral and, accordingly, these fees will not be paid to the Advisor in cash at any time in the future. As a result of this fee waiver, our Advisor waived asset management fees payable to it during the three months ended March 31, 2013 and 2012 of $3.6 million and $3.0 million, respectively. During the three months ended March 31, 2013, we incurred asset management fees of $1.5 million. No asset management fees were incurred during the three months ended March 31, 2012 as a result of the waiver.

General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and will continue to increase in the future as we continue to raise capital and make additional real estate investments.

Other Gains (Losses)

Other gains (losses) primarily reflect the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than our functional currencies. During the three months ended March 31, 2013 and 2012, these losses primarily relate to the effect of remeasuring our borrowings denominated in a foreign currency into U.S. dollars and the changes in the foreign currency to the U.S. dollar exchange rate between the date of the borrowing and March 31, 2013 and 2012.

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

•
We use interest rate swap contracts and interest rate caps as economic hedges against the variability of interest rates on variable-rate loans. Although we expect to hold these instruments to maturity, if we were to settle these instruments currently, it would have an impact on our operating performance.  Additionally, these derivative instruments are measured at fair value on a quarterly basis in accordance with GAAP.  MFFO excludes gains (losses) related to changes in these estimated values of our derivative instruments because such adjustments may not be reflective of ongoing operations and may reflect unrealized impacts on our operating performance.

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

Neither the United States Securities and Exchange Commission (the “SEC”), NAREIT nor any regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or a regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the three months ended March 31, 2013 and 2012 and the period from inception (December 10, 2008) through March 31, 2013. As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the two periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

	Three Months Ended March 31,		Period from Inception (December 10, 2008) through March 31, 2013
	2013	2012
Net income (loss)	$(31,971)	$(8,771)	$(156,098)
Depreciation and amortization (1)	24,465	17,151	178,408
Adjustments for noncontrolling interests (2)	(1,197)	(856)	(5,079)
Funds from operations	(8,703)	7,524	17,231
Loss (gain) on derivative instruments (3)	(21)	1,923	12,304
Loss (gain) on foreign currency (4)	3,788	1,740	3,333
Other components of revenues and expenses (5)	(208)	(793)	(3,445)
Acquisition fees and expenses (6)	31,023	3,698	104,763
Adjustments for noncontrolling interests (2)	311	424	(5,754)
Modified Funds From Operations	$26,190	$14,516	$128,432
Basic and Diluted Loss Per Common Share Attributable to Common Stockholders	$(0.20)	$(0.09)	$(2.64)
Funds From Operations Per Common Share	$(0.05)	$0.08	$0.30
Modified Funds From Operations Per Common Share	$0.16	$0.15	$2.26
Weighted Average Shares Outstanding	163,514	94,573	56,850

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

(5)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,		Period from Inception (December 10, 2008) through March 31, 2013
	2013	2012
Straight-line rent adjustment (a)	$(1,882)	$(2,087)	$(14,820)
Amortization of lease incentives (b)	319	57	1,034
Amortization of out-of-market leases (b)	1,284	1,114	8,937
Other	71	123	1,404
	$(208)	$(793)	$(3,445)

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

•	Amortization of deferred financing costs was $1.0 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.

As noted previously, in our initial quarters of operations we did not, and from time to time thereafter we may not, generate sufficient cash flow from operations to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from our public offerings. Our Advisor has waived asset management fees payable to it during the three months ended March 31, 2013 and 2012 of $3.6 million and $3.0 million, respectively. Further, since the asset management fee waiver has been in place, we have waived $12.2 million in asset management fees. See “Results of Operations — Same-store Analysis — Other Expenses," for additional information regarding our asset management fee waiver. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

From inception through March 31, 2013, we declared distributions to our stockholders totaling $161.3 million, compared to total aggregate FFO of $17.2 million and cash flows from operating activities of $46.8 million. For the three months ended March 31, 2013, we declared distributions to our stockholders totaling $26.2 million, compared to total aggregate FFO loss of $8.7 million. For the three months ended March 31, 2012, we declared distributions to our stockholders totaling $15.3 million, compared to total aggregate FFO of $7.5 million. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income and FFO. From inception through March 31, 2013, we incurred acquisition fees and expenses totaling $104.8 million.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. See Note 9 — Related Party Transactions and our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information concerning our related-party transactions.

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

825 Ann Acquisition

In April 2013, we acquired 825 Ann Street, an office building located in Brisbane, Australia. 825 Ann Street consists of 206,507 square feet of rentable area and is 99% leased. The contract purchase price for 825 Ann Street was 124.7 million AUD (approximately $128.5 million assuming an exchange rate of $1.03 per AUD as of the date of acquisition), exclusive of transaction costs and working capital reserves. The acquisition was funded with proceeds from our Revolving Credit Facility and an 81.0 million AUD (approximately $83.5 million based on an exchange rate of $1.03 per AUD as of the date of acquisition) mortgage loan with Commonwealth Bank of Australia. See Note 6 — Debt Financing for further information regarding our mortgage on 825 Ann Street.

We have not concluded our accounting for this recent acquisition, but we expect that the purchase price will primarily be allocated to building, land, and intangible lease assets and liabilities.

Probable Acquisition

In April 2013, we entered into a contract to acquire the Campus at Playa Vista, a four-building office complex located in Los Angeles, California. The Campus at Playa Vista consists of 324,955 square feet of rentable area that is 97% leased. The contract purchase price for the Campus at Playa Vista is $218.0 million, exclusive of transaction costs and working capital reserves. The acquisition will be funded using proceeds from our Revolving Credit Facility and a $115.0 million, three year term loan. The loan will require interest at LIBOR plus 1.50%. We expect to close on this acquisition in May 2013. There can be no assurances that this acquisition will be consummated, and if we elect not to close on this acquisition, we could potentially forfeit our $25.0 million earnest money deposit.

Loan Activity

In May 2013, we entered into a £48.0 million ($73.8 million based on an exchange rate of $1.54 per GBP as of the transaction date) term loan secured by Westferry Circus with Pricoa Mortgage Capital. The loan matures on May 9, 2020 and requires interest payments at a fixed rate of 3.30%.

In May 2013, the Ponce and Bird JV entered into a construction loan with a maximum commitment of $46.2 million with JPMorgan Chase. The loan matures on May 10, 2017 and has a variable interest rate which is expected to be LIBOR plus 2.25%.

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

At March 31, 2013, we had fixed-rate debt of $532.4 million and variable-rate debt of $839.9 million, after adjusting for the $315.7 million notional amount of our interest rate swap contracts. If interest rates were to increase by 1% and all other variables were held constant, we would incur $8.4 million in additional annual interest expense associated with our variable-rate debt. Additionally, we have notional amounts of approximately $178.2 million in interest rate caps to cap our variable-rate debt. As of March 31, 2013, the variable interest rates did not exceed their capped interest rates.

Foreign Currency Risks

We currently have real estate investments located in countries outside of the U.S. that are subject to the effects of exchange rate movements between the foreign currency of each real estate investment and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Generally, we have entered into mortgage loans denominated in foreign currencies for these investments, which provide natural hedges with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of these foreign currencies, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. The table below identifies the effect that an 10% immediate, unfavorable change in the exchange rates would have on our equity in these international real estate investments and their net income for the most recently completed period, by foreign currency (in thousands):

	Reduction in Book Value as of March 31, 2013	Reduction in Net Income (Loss) for the Three Months Ended March 31, 2013
AUD	$8,331	$510
EUR	$6,663	$700
GBP	$40,943	$3,889
RUB (1)	$13,297	$102

(1)
Our real estate assets in Moscow, Russia were purchased in U.S. dollars and we expect that when we dispose of these assets, the sale transactions will also be denominated in U.S. dollars. Accordingly, we do not expect to have rouble exposure upon disposition.

Additionally, our Revolving Credit Facility allows for borrowings denominated in foreign currencies, which subject us to risks related to the effects of exchange rate movement. As of March 31, 2013, we had £48.0 million outstanding on our Revolving Credit Facility. Holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between GBP and the U.S. dollar would result in an increase of our principal balance by $7.3 million.

Other Risks

There continues to be a significant amount of investment capital pursuing high-quality, well-located assets that generate stable cash flows, causing aggressive competition and pricing for assets which match our investment strategy. This may continue to drive prices higher, resulting in lower cap rates and returns. Additionally, while we intend to invest the proceeds raised from our public offerings as quickly and prudently as possible, the aggressive competition and higher pricing for assets that meet our investment objectives has caused us to experience significant delays in investing our offering proceeds in the past and may continue to cause such delays in the future.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of May 14, 2013, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, we did not sell or issue any equity securities that were not registered under the Securities Act.

All eligible requests for redemption that were received for the three months ended March 31, 2013 were redeemed and the redemptions were funded with proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
January 1, 2013 to January 31, 2013	95,904	$9.67	95,904	340,472
February 1, 2013 to February 28, 2013	107,630	$9.63	107,630	371,186
March 1, 2013 to March 31, 2013	130,367	$9.82	130,367	318,515
Total	333,901		333,901

(1)
This amount represents the number of shares available for redemption on March 31, 2013. Our share redemption program was first announced at the commencement of our initial public offering in February 2009. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year, and unless our board of directors determines otherwise, redemptions will be further limited to the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder.

Use of Proceeds from Registered Securities

On August 5, 2009, the Registration Statement on Form S-11 (File No. 333-156742) for the Initial Offering was declared effective under the Securities Act of 1933. The Initial Offering commenced on August 5, 2009 and was terminated on February 1, 2013.

We raised gross proceeds of $1.6 billion through the sale of 160.7 million shares to the public in connection with the Initial Offering, excluding $75.7 million through the issuance of 8.0 million shares sold through our distribution reinvestment plan. During that time, we paid $156.5 million of selling commissions and dealer manager fees and $17.6 million of issuer costs related to the Initial Offering. The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines. Net proceeds available for investment after the payment of the costs described above were $1.4 billion. These proceeds, along with $1.2 billion of proceeds from debt financing, were used to make $2.6 billion of investments in real estate, including the cost of completed acquisitions, deposits paid on pending acquisitions, acquisition fees and expenses and costs of leveraging our properties. Additionally, in our initial quarters of operations, and from time to time thereafter, we did not generate sufficient cash flow from operations to fully fund distributions paid. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —

Financial Condition, Liquidity and Capital Resources- Distributions” a portion of our distributions were funded with proceeds from the Initial Offering.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” elsewhere in this Quarterly Report on Form 10-Q for additional information regarding our cash flows.

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

HINES GLOBAL REIT, INC.

May 14, 2013	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

May 14, 2013	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.		Description
3.1
Articles of Amendment and Restatement of Hines Global REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-156742), as amended (the “First Registration Statement”) on August 3, 2009 and incorporated by reference herein)

3.2		Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to the First Registration Statement on March 18, 2009 and incorporated by reference herein)
4.1
Hines Global REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to the Prospectus contained in the Registrant’s Registration Statement on Form S-11 (File No. 333-182340), as amended and supplemented

31.1	*	Certification
31.2	*	Certification
32.1	*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101	**
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 14, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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