Form 10-Q
period 2013-06-30
Hines Global REIT, Inc.
filed 2013-08-14
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Yes ☐   No ☒

As of August 7, 2013, approximately 184.8 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	39

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	40

SIGNATURES
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification of CEO & CFO pursuant to Section 906
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2013	December 31, 2012
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$2,294,697	$1,482,478
Investment in unconsolidated entities	3,573	3,573
Cash and cash equivalents	117,184	97,398
Restricted cash	10,784	7,457
Derivative instruments	4,454	790
Tenant and other receivables	29,806	33,615
Intangible lease assets, net	613,048	385,532
Deferred leasing costs, net	18,634	7,850
Deferred financing costs, net	17,419	10,927
Real estate loans receivable	39,665	34,701
Other assets	10,926	14,251
Total assets	$3,160,190	$2,078,572
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$46,530	$35,889
Due to affiliates	32,053	10,198
Intangible lease liabilities, net	35,809	27,183
Other liabilities	24,390	18,472
Derivative instruments	11,141	15,453
Distributions payable	11,212	8,777
Notes payable to affiliates	33,989	28,535
Notes payable	1,773,629	829,795
Total liabilities	1,968,753	974,302

Commitments and contingencies (Note 14)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 176,967 and 148,889 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	177	149
Additional paid-in capital	1,385,130	1,189,739
Accumulated deficit	(182,416)	(117,369)
Accumulated other comprehensive income (loss)	(50,209)	(8,612)
Total stockholders’ equity	1,152,682	1,063,907
Noncontrolling interests	38,755	40,363
Total equity	1,191,437	1,104,270
Total liabilities and equity	$3,160,190	$2,078,572

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2013 and 2012
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$69,877	$39,810	$125,781	$74,318
Other revenue	5,947	2,818	10,075	5,285
Total revenues	75,824	42,628	135,856	79,603
Expenses:
Property operating expenses	15,302	9,295	27,850	17,849
Real property taxes	6,456	3,590	11,754	6,358
Property management fees	2,199	887	3,527	1,650
Depreciation and amortization	32,910	20,673	57,375	37,824
Acquisition related expenses	18,826	5,955	35,299	6,722
Asset management and acquisition fees	17,105	5,820	33,202	8,767
General and administrative expenses	1,457	991	2,546	1,880
Total expenses	94,255	47,211	171,553	81,050
Income (loss) before other income (expenses) and benefit (provision) for income taxes	(18,431)	(4,583)	(35,697)	(1,447)
Other income (expenses):
Gain (loss) on derivative instruments	9,447	3,745	9,468	1,821
Foreign currency gains (losses)	(8,723)	(787)	(13,253)	(2,282)
Interest expense	(14,992)	(8,902)	(25,685)	(16,525)
Interest income	179	13	269	27
Income (loss) before benefit (provision) for income taxes	(32,520)	(10,514)	(64,898)	(18,406)
Benefit (provision) for income taxes	401	1,126	809	246
Net income (loss)	(32,119)	(9,388)	(64,089)	(18,160)
Net (income) loss attributable to noncontrolling interests	(437)	382	(958)	398
Net income (loss) attributable to common stockholders	$(32,556)	$(9,006)	$(65,047)	$(17,762)
Basic and diluted income (loss) per common share	$(0.19)	$(0.09)	$(0.39)	$(0.18)
Distributions declared per common share	$0.16	$0.16	$0.32	$0.32
Weighted average number of common shares outstanding	171,772	105,560	167,666	100,066
Net comprehensive income (loss):
Net income (loss)	$(32,119)	$(9,388)	$(64,089)	$(18,160)
Other comprehensive income (loss):
Foreign currency translation adjustment	(30,740)	(28,389)	(43,239)	(8,628)
Net comprehensive income (loss)	(62,859)	(37,777)	(107,328)	(26,788)
Net comprehensive (income) loss attributable to noncontrolling interests	(476)	(1,006)	684	79
Net comprehensive income (loss) attributable to common stockholders	$(63,335)	$(38,783)	$(106,644)	$(26,709)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2013 and 2012
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2013	148,889	$149	$1,189,739	$(117,369)	$(8,612)	$1,063,907	$40,363
Issuance of common shares	28,955	29	290,186	—	—	290,215	—
Contribution from noncontrolling interest	—	—	—	—	—	—	315
Distributions declared	—	—	(54,006)	—	—	(54,006)	(137)
Distributions on Convertible Preferred Equity Certificates (CPEC)	—	—	—	—	—	—	(1,102)
Redemption of common shares	(877)	(1)	(10,734)	—	—	(10,735)	—
Selling commissions and dealer manager fees	—	—	(25,297)	—	—	(25,297)	—
Issuer costs	—	—	(4,758)	—	—	(4,758)	—
Net income (loss)	—	—	—	(65,047)	—	(65,047)	958
Foreign currency translation adjustment	—	—	—	—	(41,597)	(41,597)	(1,642)
Balance as of June 30, 2013	176,967	$177	$1,385,130	$(182,416)	$(50,209)	$1,152,682	$38,755

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2012	90,023	$90	$738,616	$(82,890)	$(19,741)	$636,075	$33,329
Issuance of common shares	21,755	22	216,141	—	—	216,163	—
Contribution from noncontrolling interest	—	—	—	—	—	—	403
Distributions declared	—	—	(32,426)	—	—	(32,426)	(131)
Distributions on CPECs	—	—	—	—	—	—	(1,090)
Redemption of common shares	(599)	(1)	(6,076)	—	—	(6,077)	—
Selling commissions and dealer manager fees	—	—	(19,476)	—	—	(19,476)	—
Issuer costs	—	—	(3,647)	—	—	(3,647)	—
Net income (loss)	—	—	—	(17,762)	—	(17,762)	(398)
Foreign currency translation adjustment	—	—	—	—	(8,947)	(8,947)	319
Balance as of June 30, 2012	111,179	$111	$893,132	$(100,652)	$(28,688)	$763,903	$32,432

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013 and 2012
(UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$(64,089)	$(18,160)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	63,018	41,771
Foreign currency (gains) losses	13,253	2,282
(Gain) loss on derivative instruments	(9,468)	(1,821)
Changes in assets and liabilities:
Change in other assets	(3,359)	(1,918)
Change in tenant and other receivables	1,000	(1,779)
Change in deferred leasing costs	(11,948)	(1,816)
Change in accounts payable and accrued expenses	7,846	(218)
Change in other liabilities	2,146	682
Change in due to affiliates	23,178	1,375
Net cash from operating activities	21,577	20,398
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(1,146,567)	(198,020)
Capital expenditures at operating properties and developments	(25,642)	(2,058)
Investments in unconsolidated entities	—	(3,298)
Deposits on investment property	(1,500)	(7,015)
Investments in real estate loans receivable	(11,780)	(13,373)
Proceeds from collection of real estate loans receivable	6,769	3,107
Change in restricted cash	(3,524)	(441)
Net cash from investing activities	(1,182,244)	(221,098)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	264,238	199,591
Contribution from noncontrolling interest	315	403
Redemption of common shares	(8,498)	(5,763)
Payments of issuer costs	(4,440)	(2,775)
Payment of selling commissions and dealer manager fees	(26,636)	(18,951)
Distributions paid to stockholders and noncontrolling interests	(25,162)	(16,281)
Proceeds from notes payable	1,646,528	364,959
Proceeds from related party notes payable	5,104	2,146
Payments on notes payable	(659,428)	(293,710)
Change in security deposit liability	1,445	338
Deferred financing costs paid	(9,315)	(3,552)
Payments related to interest rate contracts	(1,525)	(643)
Net cash from financing activities	1,182,626	225,762
Effect of exchange rate changes on cash	(2,173)	(752)
Net change in cash and cash equivalents	19,786	24,310
Cash and cash equivalents, beginning of period	97,398	66,490
Cash and cash equivalents, end of period	$117,184	$90,800

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2013 and 2012

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2012 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of June 30, 2013, the results of operations for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Hines Global REIT, Inc. (the “Company”), was formed as a Maryland corporation on December 10, 2008 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. The Company conducts most of its operations through Hines Global REIT Properties, LP (the “Operating Partnership”) and subsidiaries of the Operating Partnership. Beginning with its taxable year ended December 31, 2009, the Company operated and intends to continue to operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The business of the Company is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement between the Company, the Advisor and the Operating Partnership (the “Advisory Agreement”).

On August 5, 2009, the Company commenced its initial public offering of common stock for sale to the public (the “Initial Offering”) through which it raised $1.7 billion from the sale of 168.6 million shares prior to its expiration on February 1, 2013. The Company commenced a follow-on offering effective February 4, 2013 through which it is offering up to $3.5 billion in shares of common stock (the “Second Offering”). The Company received $114.2 million of gross offering proceeds from its Second Offering from the sale of 11.2 million shares through June 30, 2013.

The Company owned interests in 33 real estate investments as of June 30, 2013. The Company’s investments consisted of the following types of investments:

•	Domestic office investments (9 investments)

•	Domestic other investments (7 investments)

•	International office investments (10 investments)

•	International other investments (7 investments)

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

•
@1377 — @1377 is a multi-family development project in Atlanta, Georgia, in which the Company has a 51.7% ownership interest, and which is being developed by an affiliate of Hines. The estimated total cost of the project is expected to be $33.4 million and the project will consist of 215 units upon completion. Construction began in July 2012 and is expected to be completed by December 2013, although there can be no assurances as to when construction will be completed.

•
Ponce & Bird JV — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. The estimated total cost of the project is expected to be $65.6 million and the project will consist of 276 units upon completion. An affiliate of Hines owns the remaining 17% interest in this joint venture. Construction began in April 2013 and is expected to be completed by December 2014, although there can be no assurances as to when construction will be completed.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which provides for financing of real estate projects of up to $69.3 million. The joint venture has seven loans receivable, totaling $36.2 million, outstanding as of June 30, 2013. Flagship Capital GP owns the remaining 3% interest in the joint venture. The Company is not affiliated with Flagship Capital GP. See Note 5 — Real Estate Loans Receivable for additional information regarding these loans receivable.

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

	June 30, 2013	December 31, 2012
Maximum risk of loss (1)	$38,197	$28,626
Assets held by VIEs	$98,959	$68,699
Assets held as collateral for debt	$98,959	$68,699
Liabilities held by VIEs	$63,120	$43,912

(1)	Represents the Company's contributions made to the consolidated VIEs.

Restrictions on the use of a VIE’s assets are significant because they serve as collateral for such VIE’s debt, and the Company is generally required to obtain its partners’ approval in accordance with the respective joint venture agreements for any major transactions. Transactions with these joint ventures on the Company’s consolidated financial statements primarily relate to contributions for the funding of loans receivable at the Flagship JV. The Company and its partners are subject to the provisions of the joint ventures agreements which include provisions for when additional contributions may be required. During the six months ended June 30, 2013 and 2012, the Company made capital contributions of $9.6 million and $10.7 million, respectively, in accordance with the Company’s respective joint venture agreements. These contributions are eliminated in consolidation of the VIEs, but increase the Company’s maximum risk of loss.

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

The table below includes the Company’s maximum loss exposure related to this investment as of June 30, 2013 and December 31, 2012, which is equal to the carrying value of its investment in the joint venture included in the balance sheet line item “Investments in unconsolidated entities” in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 (in thousands).

Period	Investment in @1377 Development (1)	Maximum Risk of Loss
June 30, 2013	$3,573	$3,573
December 31, 2012	$3,573	$3,573

(1)	Represents the carrying amount of the investment in @1377, which represents the Company’s contribution made to the VIE.

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

Tenant and Other Receivables

Tenant and other receivables are recorded at cost, net of any applicable allowance for doubtful accounts.  Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $0.6 million and $0.3 million at June 30, 2013 and December 31, 2012, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended June 30, 2013 and 2012, $1.4 million and $0.8 million, respectively, were amortized into interest expense. For the six months ended June 30, 2013 and 2012, $2.4 million and $1.6 million, respectively, were amortized into interest expense.

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

Additionally, a real estate loan receivable is considered to be impaired, when based upon current events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a real estate loan receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at its effective interest rate or to the value of the underlying collateral if the real estate loan receivable is collateral dependent. Evaluating real estate loans receivable for potential impairment can require management to exercise significant judgment. No impairment was recorded for the six months ended June 30, 2013 and 2012. Further, as of June 30, 2013 and December 31, 2012, no allowances for uncollectibility have been recorded.

Other Assets

Other assets included the following (in thousands):

	June 30, 2013	December 31, 2012
Deposits	$1,500	$7,767
Other (1)	9,426	6,484
Other assets	$10,926	$14,251

(1)	“Other” primarily consists of deferred tax assets, deferred offering costs related to the Second Offering and prepaid insurance and expenses.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month or quarter to which they relate. As of June 30, 2013 and December 31, 2012, respectively, the Company recorded liabilities of $19.1 million and $14.9 million related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $17.2 million and $13.1 million as of June 30, 2013 and December 31, 2012, respectively.

Redemption of Common Stock

The Company has recorded liabilities of $3.2 million and $0.9 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively, related to shares tendered for redemption and approved for redemption by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity.

Reclassifications

Certain reclassifications have been made in the condensed consolidated statement of cash flows for the six months ended June 30, 2012 to be consistent with the 2013 presentation. Specifically, the Company reclassified amounts out of investment in properties and acquired lease intangibles to a separate line item for capital expenditures at operating properties and developments to conform to the 2013 presentation. Management believes these changes in presentation provide useful information related to the Company’s financial statements, although management does not believe these changes are necessary for the fair presentation of the Company’s financial statements.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on disclosures about offsetting assets and liabilities. This guidance results in enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The adoption of this guidance was effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In October 2012, FASB clarified and relocated guidance in the Accounting Standards Codification (the “Codification”), corrected unintended application of guidance and made minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Amendments made to the Codification without transition guidance were effective upon issuance and amendments subject to transition guidance were effective for fiscal periods beginning after December 15, 2012. This guidance did not have a material impact on the Company’s financial statements.

In February 2013, FASB issued guidance to improve transparency of reporting reclassifications out of accumulated other comprehensive income. The adoption of this guidance was effective for interim and annual periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on the Company's financial statements.

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

In July 2013, FASB issued amendments to the Codification to provide guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These amendments will be effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. The Company has not concluded its analysis on this guidance, but it does not believe the adoption of this guidance will have a material impact on the Company’s financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Buildings and improvements (1)	$1,985,223	$1,319,954
Less: accumulated depreciation	(64,866)	(47,197)
Buildings and improvements, net	1,920,357	1,272,757
Land	374,340	209,721
Investment property, net	$2,294,697	$1,482,478

(1)
Included in buildings and improvements is approximately $34.1 million and $13.9 million of construction-in-progress related to the Company’s multi-family developments in Houston, Texas and Miami, Florida as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$643,452	$106,364	$(43,815)
Less: accumulated amortization	(116,329)	(20,439)	8,006
Net	$527,123	$85,925	$(35,809)

As of December 31, 2012, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$407,249	$77,539	$(32,583)
Less: accumulated amortization	(84,361)	(14,895)	5,400
Net	$322,888	$62,644	$(27,183)

Amortization expense of in-place leases was $21.5 million and $14.1 million for the three months ended June 30, 2013 and 2012, respectively. Net amortization of out-of-market leases was a decrease to rental revenue of $1.2 million and $1.0 million for the three months ended June 30, 2013 and 2012, respectively.

Amortization expense of in-place leases was $37.4 million and $25.5 million for the six months ended June 30, 2013 and 2012, respectively. Net amortization of out-of-market leases was a decrease to rental revenue of $2.5 million and $2.1 million for the six months ended June 30, 2013 and 2012, respectively.

Expected future amortization of in-place leases and out-of-market leases, net, for the period from July 1, 2013 through December 31, 2013 and for each of the years ending December 31, 2014 through December 31, 2017 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
July 1, 2013 through December 31, 2013	$45,086	$4,007
2014	86,491	8,080
2015	77,344	9,007
2016	66,501	8,495
2017	52,758	6,251

Leases

The Company has entered into non-cancelable lease agreements with tenants for space. As of June 30, 2013, the approximate fixed future minimum rentals for the period from July 1, 2013 through December 31, 2013, for each of the years ending December 31, 2014 through December 31, 2017 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
July 1, 2013 through December 31, 2013	$121,519
2014	233,098
2015	216,725
2016	195,511
2017	174,020
Thereafter	777,398
Total	$1,718,271

Pursuant to the lease agreements with certain tenants in one of its buildings, a wholly-owned subsidiary of the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the period from July 1, 2013 through December 31, 2013 and for each of the years ended December 31, 2014 through 2017 and for the period thereafter are $1.5 million, $3.0 million, $3.0 million, $2.9 million, $2.5 million and $8.1 million, respectively.

During the six months ended June 30, 2013, the Company did not earn more than 10% of its total rental revenue from any individual tenant. Of the Company’s total rental revenue for the six months ended June 30, 2012, approximately 17% was earned from a tenant in the accounting industry who has leases that expire in 2016, 2019 and 2024, approximately 10% was earned from a tenant in the legal services industry whose lease expires in 2016, and approximately 10% was earned from a tenant in the education services industry whose lease expires in 2019.

4. RECENT ACQUISITIONS OF REAL ESTATE

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2013 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)	In-place Lease Intangibles (1)	Out-of- Market Lease Intangibles, Net (1)	Total (1)
2013
Mercedes Benz Bank	02/07/13	$47,643	$11,953	$7,093	$3,533	$70,222
One Westferry Circus	02/28/13	$48,874	$—	$74,693	$1,049	$124,616
465 Victoria	02/28/13	$48,788	$26,566	$17,712	$(2,233)	$90,833
Riverside Center	03/27/13	$125,014	$45,888	$30,360	$(4,170)	$197,092
New City	03/28/13	$115,208	$—	$46,117	$2,137	$163,462
825 Ann	04/30/13	$83,802	$20,669	$23,725	$—	$128,196
The Campus at Playa Vista	05/14/13	$125,567	$41,160	$37,320	$12,580	$216,627
Perspective Défense	06/21/13	$109,704	$29,039	$22,038	$5,060	$165,841

2012
Poland Logistics Portfolio (2)	03/29/12 and 10/10/12 (3)	$97,627	$25,893	$33,062	$644	$157,226
144 Montague	04/16/12	$49,424	$13,803	$28,083	$—	$91,310
100 Brookes	07/13/12	$41,404	$8,600	$12,859	$4,737	$67,600
Minneapolis Retail Center (4)	08/01/12	$78,711	$30,792	$34,176	$(13,078)	$130,601
550 Terry Francois	08/31/12	$109,760	$41,270	$20,860	$8,110	$180,000

(1)	For acquisitions denominated in a foreign currency, amounts have been translated at a rate based on the exchange rate in effect on the acquisition date.

(2)	The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

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

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2013 acquisitions, as of the date of the acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2013 Acquisitions:
Mercedes Benz Bank	5.0	5.0	—
One Westferry Circus (1)	8.4	9.9	13.1
465 Victoria	4.7	5.2	7.3
Riverside Center	6.2	1.0	6.9
New City (1)	4.8	4.3	3.0
825 Ann	9.5	—	—
The Campus at Playa Vista	6.7	8.6	7.1
Perspective Défense	3.8	3.8	3.8

2012 Acquisitions:
Poland Logistics Portfolio	4.1	5.6	3.4
144 Montague	9.6	—	—
100 Brookes	5.6	5.6	—
Minneapolis Retail Center	6.9	8.7	9.2
550 Terry Francois	5.2	5.2	—

(1)Excludes the effect of ground leases which significantly increase the weighted average useful life for these intangibles.

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the six months ended June 30, 2013, which are included in the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2013 (in thousands):

		For the Three Months Ended	For the Six Months Ended
2013 Acquisitions		June 30, 2013	June 30, 2013
Mercedes Benz Bank	Revenue	$1,511	$2,446
	Net income (loss)	$217	$(4,138)
One Westferry Circus	Revenue	$3,492	$4,647
	Net income (loss)	$183	$(5,116)
465 Victoria	Revenue	$2,282	$3,154
	Net income (loss)	$(302)	$(5,594)
Riverside Center	Revenue	$4,858	$5,108
	Net income (loss)	$977	$880
New City	Revenue	$3,392	$3,484
	Net income (loss)	$(7,684)	$(8,451)
825 Ann	Revenue	$2,015	$2,015
	Net income (loss)	$(7,620)	$(7,620)
The Campus at Playa Vista	Revenue	$2,330	$2,330
	Net income (loss)	$124	$124
Perspective Défense	Revenue	$350	$350
	Net income (loss)	$(11,270)	$(11,270)

The following unaudited consolidated information is presented to give effect to current year acquisitions through June 30, 2013 as if the acquisitions occurred on January 1, 2012. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $30.4 million and $11.7 million for the three months ended June 30, 2013 and 2012, respectively, and $61.4 million and $15.5 million for the six months ended June 30, 2013 and 2012, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2012, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Pro Forma 2013	Pro Forma 2012	Pro Forma 2013	Pro Forma 2012
Revenues	$81,689	$53,187	$164,063	$131,251
Net income (loss)	$(2,417)	$(2,796)	$(8,200)	$(14,435)
Basic and diluted income (loss) per common share	$(0.01)	$(0.02)	$(0.05)	$(0.08)

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the six months ended June 30, 2012, which are included in the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2012 (in thousands):

		For the Three Months Ended	For the Six Months Ended
2012 Acquisitions		June 30, 2012	June 30, 2012
Poland Logistics Portfolio	Revenue	$3,473	$3,567
	Net income (loss)	$(5,500)	$(6,270)
144 Montague	Revenue	$2,005	$2,005
	Net income (loss)	$(5,336)	$(5,336)

The following unaudited consolidated information is presented to give effect to the 2012 acquisitions through June 30, 2012 as if the acquisitions occurred on January 1, 2011. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $11.7 million and $2.0 million for the three months ended June 30, 2012 and 2011, respectively, and $15.5 million and $2.9 million for the six months ended June 30, 2012 and 2011, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the

Company completed these transactions on January 1, 2011, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Pro Forma 2012	Pro Forma 2011	Pro Forma 2012	Pro Forma 2011
Revenues	$43,023	$24,668	$84,819	$46,837
Net income (loss)	$2,350	$(19,525)	$(7,468)	$(26,418)
Basic and diluted income (loss) per common share	$0.02	$(0.20)	$(0.07)	$(0.27)

5. REAL ESTATE LOANS RECEIVABLE

Real estate loans receivable included the following at June 30, 2013 and 2012 (in thousands):

	June 30, 2013	December 31, 2012
Flagship Capital JV	$36,175	$31,381
@1377	3,490	3,320
Real estate loans receivable	$39,665	$34,701

The table below provides additional detail on the Company’s outstanding real estate loans receivable through the Flagship Capital JV as of June 30, 2013 (in thousands):

Property	Original Funding Date	Maturity Date	Interest Rate	Total Loan Commitment	Balance as of June 30, 2013
Norchester Village	3/1/2012	3/1/2014	7.75%	$4,961	$4,261
The Lakeside Apartments	12/22/2011	3/21/2015	12.00%	5,359	5,351
Bay Park Apartments	7/30/2012	7/30/2014	7.80%	3,231	3,231
Houston Retail Portfolio	8/2/2012	8/2/2015	7.60%	11,804	11,348
Motor Circle	12/28/2012	12/28/2014	8.00%	3,175	2,163
Deer Creek	2/7/2013	2/6/2015	8.00%	5,450	5,133
Casa Blanca	2/7/2013	2/6/2015	8.00%	5,628	5,153
			8.41%	$39,608	$36,640
Less: Origination fees					(465)
					$36,175

6. DEBT FINANCING

As of June 30, 2013 and December 31, 2012, the Company had approximately $1.8 billion and $858.3 million of debt outstanding, respectively, with a weighted average years to maturity of 3.3 years and 3.7 years, respectively, and a weighted average interest rate of 3.3% and 4.4%, respectively. The following table describes the Company's debt outstanding at June 30, 2013 and December 31, 2012 (in thousands):

Description	Origination or Assumption Date	Maturity Date	Interest Rate Description	Interest Rate as of June 30, 2013		Principal Outstanding at June 30, 2013	Principal Outstanding at December 31, 2012
Secured Mortgage Debt
Brindleyplace Project	7/1/2010	7/7/2015	75% fixed via swap / 25% variable	3.46%	(1)	$184,112	$195,552
Hock Plaza	9/8/2010	12/6/2015	Fixed	5.58%		77,400	77,957
Southpark	10/19/2010	12/6/2016	Fixed	5.67%		18,000	18,000
Fifty South Sixth	11/4/2010	11/4/2015	Fixed via swap	3.62%		95,000	95,000
Stonecutter Court	3/11/2011	3/11/2016	Fixed via swap	4.79%		82,395	88,527
Gogolevsky 11	8/25/2011	4/7/2021	Variable	6.52%		37,200	37,900
Campus at Marlborough	10/28/2011	12/1/2014	Fixed	5.21%		55,243	55,897
Flagship Capital JV (2)	3/8/2012	3/8/2017	Variable, subject to floor of 4.5%	4.50%		6,629	7,469
144 Montague (3)	4/16/2012	4/16/2017	Variable, subject to interest rate cap	N/A		—	58,368
100 Brookes	7/13/2012	7/31/2017	Variable, subject to interest rate cap	5.51%		39,477	44,829
Poland Logistics Portfolio	8/2/2012	6/30/2017	Variable, subject to interest rate cap	3.00%		84,599	85,937
Minneapolis Retail Center	8/2/2012	8/10/2019	Fixed	3.50%		65,500	65,500
825 Ann	11/16/2012	4/30/2016	Variable, subject to interest rate cap	4.96%		74,008	—
Mercedes Benz Bank	2/7/2013	12/31/2019	Variable, subject to interest rate cap	1.78%		44,922	—
465 Victoria	2/28/2013	2/28/2016	Variable, subject to interest rate cap	4.91%		48,594	—
New City	3/28/2013	3/28/2018	Variable, subject to interest rate cap	3.02%		107,051	—
One Westferry Circus	5/9/2013	5/5/2020	Fixed	3.30%		72,998	—
The Campus at Playa Vista	5/14/2013	6/1/2016	Variable	1.70%		115,000	—
Perspective Défense	6/21/2013	7/25/2019	Variable	2.70%		91,049	—
Other Notes Payable
JPMorgan Chase Revolving Credit Facility - Revolving Loan (4)	4/13/2012	5/22/2016	Variable	2.20%		262,000	—
JPMorgan Chase Revolving Credit Facility - Term Loan (4)	5/22/2013	5/22/2017	Variable	2.10%		200,000	—
WaterWall Place Construction Loan	6/29/2012	6/29/2016	Variable, subject to interest rate cap	2.44%		13,377	—
Ponce & Bird JV Construction Loan	5/10/2013	5/10/2017	Variable	4.50%		—	—
Total Principal Outstanding						$1,774,554	$830,936
Unamortized Discount						(925)	(1,141)
Notes Payable						$1,773,629	$829,795
Affiliates Notes Payable
WaterWall Place Construction Loan	12/15/2011	12/14/2014	Variable	2.20%		20,115	18,180
Ponce & Bird Construction Loan	7/13/2012	7/13/2015	Variable	2.19%		13,874	10,355
Notes Payable to Affiliates						$33,989	$28,535
						$1,807,618	$858,330

(1)	Represents the weighted average interest rate as of June 30, 2013.

(2)	In March 2013, the Flagship JV amended its revolving line of credit agreement to increase the maximum commitment amount to $18.3 million.

(3)
In February 2013, the Company paid down the outstanding balance on the Company’s secured credit facility with Commonwealth Bank of Australia related to 144 Montague, which reduced the outstanding balance on this facility to zero.

(4)
See the discussion following the heading “JPMorgan Chase Revolving Credit Agreement and Bridge Loans” for additional information regarding the Company’s Revolving Credit Facility, which was amended and restated in May 2013.

As of June 30, 2013 and December 31, 2012, the fixed-rate debt includes $315.5 million and $330.2 million, respectively, of variable-rate debt economically fixed through the use of interest rate swaps. The variable-rate debt has variable interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 1.60% to 6.25% per annum. Additionally, as of June 30, 2013, $309.0 million of the Company’s variable-rate debt was capped at strike rates ranging from 1.0% to 5.3%. See Note 7 — Derivative Instruments for more information regarding the Company’s interest rate contracts.

JPMorgan Chase Revolving Credit Agreement and Bridge Loans

In March 2013, the Company entered into a 60-day, $150.0 million bridge loan with JPMorgan Chase Bank, National Association (“Chase”) to provide short-term temporary financing for the Company’s recent and future acquisitions. In May 2013, the Company retired this bridge loan using proceeds from the Company’s Term Loan Commitment, as defined below.

In April 2012, the Operating Partnership entered into a credit agreement (the “Credit Agreement”) with Chase, as administrative agent for itself and various lenders named in the Credit Agreement. The Credit Agreement, as amended and restated in May 2013, provides for borrowings up to $425.0 million under a revolving credit facility (the “Revolving Loan Commitment”) and $200.0 million under a term loan (the “Term Loan Commitment”). The Company refers to the Revolving Loan Commitment and Term Loan Commitment collectively as the “Revolving Credit Facility.” The borrowings under the Revolving Loan Commitment may be denominated in U.S. dollars, British pound sterling, Euros, Australian dollars or Canadian dollars with aggregate foreign currency commitments constituting up to $212.5 million of the maximum amount available under the Revolving Loan Commitment. Pending future commitments, the maximum aggregate borrowings under the Revolving Loan Commitment could be increased to up to $750.0 million and the maximum aggregate borrowings under the Term Loan Commitment could be increased to up to $250.0 million. The Revolving Loan Commitment has a maturity date of May 22, 2016, subject to two one-year extensions at the Company’s option and subject to the satisfaction of certain conditions. The Term Loan Commitment has a maturity date of May 22, 2017, subject to a one-year extension at the Company’s option and subject to the satisfaction of certain conditions.

For the period from January 2013 through June 2013, the Company made draws of approximately $1.1 billion and payments of $596.7 million under its bridge loan and the Revolving Credit Facility, and incurred a loss of $1.5 million through June 30, 2013 related to its borrowings on its loans denominated in a foreign currency. From July 1, 2013 through August 14, 2013, the Company made draws of $163.0 million under the Revolving Credit Facility resulting in an outstanding principal balance of $625.0 million, including the effect of changes in exchange rates as of August 14, 2013.

Financial Covenants

The Company’s mortgage agreements and other financing agreements contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of June 30, 2013.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from July 1, 2013 through December 31, 2013 and for each of the years ending December 31, 2014 through December 31, 2017 and for the period thereafter. Amounts are in thousands:

	Payments due by Year
	July 1, 2013 through December 31, 2013	2014	2015	2016	2017	Thereafter
Principal payments	$5,018	$83,350	$375,892	$614,427	$332,078	$397,778

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

The table below provides additional information regarding the Company’s interest rate contracts.

Interest Rate Contracts
Type	Effective Date	Expiration Date	Notional Amount (1)		Interest Rate Received	Pay Rate /Strike Rate
Interest rate swaps	July 7, 2010	July 7, 2015	$138,084	(2)	LIBOR	2.29%
Interest rate swap	November 4, 2010	November 4, 2015	$95,000		LIBOR	1.37%
Interest rate swap	March 11, 2011	March 11, 2016	$82,395		LIBOR	2.71%
Interest rate cap	April 16, 2012	April 16, 2017	$38,550		BBSW	5.25%
Interest rate cap	August 2, 2012	June 30, 2017	$62,983		EURIBOR	2.00%
Interest rate cap	August 13, 2012	August 13, 2015	$19,739		BBSY	4.00%
Interest rate cap	October 9, 2012	June 30, 2017	$13,085		EURIBOR	2.00%
Interest rate cap	January 7, 2013	June 29, 2016	$12,645		LIBOR	1.00%
Interest rate cap	March 11, 2013	March 31, 2018	$44,922		EURIBOR	1.50%
Interest rate cap	March 20, 2013	February 29, 2016	$25,207		BBSW	4.33%
Interest rate cap	July 30, 2013	April 30, 2016	$55,506	(3)	BBSW	4.50%
Interest rate cap	April 11, 2013 May 6, 2013	March 16, 2018	$74,936	(4)	EURIBOR	2.50%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the exchange rate in effect on June 30, 2013.

(2)	On July 7, 2010, the Company executed five swap agreements with identical terms with an aggregate notional amount of $138.1 million as of June 30, 2013.

(3)	This interest rate cap has a trade date of May 2, 2013.

(4)	On April 11, 2013 and May 6, 2013, the Company executed two interest cap agreements with identical terms with an aggregate notional amount of $74.9 million as of June 30, 2013.

The table below provides additional information regarding the Company’s current foreign currency forward contracts (in thousands).

Foreign Currency Forward Contracts
Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
February 5, 2013	February 5, 2014	$23,492	USD/EUR	$1.35
February 22, 2013	February 5, 2014	€4,000	EUR/ USD	$1.32
May 22, 2013	February 5, 2014	€7,000	EUR/USD	$1.32
June 26, 2013	July 31, 2013	$52,133	USD/AUD	$0.93

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated condensed balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Assets—Derivative Instruments” and “Liabilities—Derivative Instruments” on the Company’s condensed consolidated balance sheets, as of June 30, 2013 and December 31, 2012:

	Derivative Assets		Derivative Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$(11,061)	$(15,255)
Interest rate caps	2,704	790	—	—
Foreign currency forward contracts	1,750	—	(80)	(198)
Total derivatives	$4,454	$790	$(11,141)	$(15,453)

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012:

	Gain (Loss) Recorded on Derivative Instruments
	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,739	$(2,351)	$3,492	$(1,750)
Interest rate caps	572	(220)	513	(220)
Foreign currency forward contracts	6,136	6,316	5,463	3,791
Total gain (loss) on derivatives	$9,447	$3,745	$9,468	$1,821

8.  DISTRIBUTIONS

The Company has declared distributions for the months of January 2012 through September 2013 at an amount equal to $0.0017808 per share, per day. Hines Moorfield UK Venture I S.A.R.L. (the “Brindleyplace JV”) declared distributions in the amount of $1.1 million and $1.1 million to Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) for the six months ended June 30, 2013 and 2012, respectively, related to the operations of several properties acquired by the Brindleyplace JV located in Birmingham, England (the “Brindleyplace Project”).

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

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2013
June 30, 2013	13,265	14,551	27,816	685
March 31, 2013	$12,418	$13,772	$26,190	$554
Total	$25,683	$28,323	$54,006	$1,239
2012
December 31, 2012	$10,676	$11,606	$22,282	$1,227
September 30, 2012	9,266	10,001	19,267	711
June 30, 2012	8,236	8,865	17,101	675
March 31, 2012	7,403	7,922	15,325	546
Total	$35,581	$38,394	$73,975	$3,159

9.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended June 30,		Six Months Ended June 30,		Unpaid as of
Type and Recipient	2013	2012	2013	2012	June 30, 2013	December 31, 2012
Selling Commissions- Dealer Manager	$6,268	$7,762	$18,736	$14,485	$702	$1,598
Dealer Manager Fee- Dealer Manager	2,130	2,672	6,561	4,991	51	494
Issuer Costs- the Advisor	2,835	2,296	4,758	3,647	783	1,314
Acquisition Fee- the Advisor and affiliates of Hines	11,565	4,148	26,135	7,095	19,702	—
Asset Management Fee- the Advisor and affiliates of Hines	5,540	1,672	7,067	1,672	5,540	2,000
Other (1) - the Advisor	980	446	1,833	897	638	1,040
Property Management Fee- Hines	1,070	681	2,090	1,294	—	(113)
Development/Construction Management Fee- Hines	814	—	1,448	—	81	13
Leasing Fee- Hines	196	26	690	48	381	3
Redevelopment Construction Management- Hines	—	42	—	50	—	—
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	1,684	1,092	3,230	2,144	4,175	3,849
Due to Affiliates					$32,053	$10,198

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

@1377 Development

In June 2012, the Company entered into a $3.2 million mezzanine loan commitment plus accrued interest to provide construction financing to the @1377 development, which is being developed by an affiliate of Hines. $3.5 million and $3.3 million were outstanding under the mezzanine loan as of June 30, 2013 and December 31, 2012, respectively. See Note 1 — Organization for additional information concerning the @1377 development.

Other Affiliate Transactions

Pursuant to the Advisory Agreement, the Advisor is entitled to an acquisition fee of 2.25% of (i) the purchase price of each real estate investment the Company acquired or originated, including any debt attributable to such investments or the principal amounts of any loans originated directly by the Company and (ii) with respect to indirect investments through another entity, such entity’s pro rata share of the gross asset value of all real estate investments held by such entity. Beginning in the second quarter of 2013, the Advisor elected, in accordance with the terms of the Advisory Agreement, to assign the payment of a portion of its 2.25% acquisition fee to certain other affiliates of Hines with respect to certain international acquisitions. The affiliates of Hines are wholly-owned and/or controlled by the Chairman of the Board of Directors of the Company, Jeffrey C. Hines and his father Gerald D. Hines. In no event will the Advisor, Hines, or its affiliates, on a combined basis, receive more than a 2.25% acquisition fee with respect to a particular investment.

Pursuant to the Advisory Agreement, the Advisor is entitled to receive an asset management fee equal to 0.125% per month of the net equity capital invested by the Company in real estate investments as of the end of each month. Similar to the assignment of a portion of the Advisor’s acquisition fees, as described above, beginning in the second quarter of 2013, the Advisor elected, in accordance with the terms of the Advisory Agreement, to assign the payment of a portion of its 0.125% per month asset management fee to certain other affiliates of Hines with respect to certain international acquisitions. The affiliates of Hines are wholly-owned and/or controlled by the Chairman of the Board of Directors of the Company, Jeffrey C. Hines and his father Gerald D. Hines. In no event will the Advisor, Hines, or its affiliates, on a combined basis, receive more than a 0.125% per month asset management fee with respect to a particular investment.

In April 2012, the Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that the Company’s modified funds from operations (“MFFO”), as disclosed in each quarterly report, for a particular quarter amounts to less than 100% of the aggregate distributions declared to its stockholders for such quarter. As a result of the waiver of these fees, cash flows from operations that would have been paid to the Advisor for asset management fees may be available to pay distributions to stockholders. This fee waiver is not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. As a result of this fee waiver, the Advisor waived asset management fees payable to it during the three months ended March 31, 2013 of $3.6 million. However, because MFFO exceeded distributions declared to the Company’s stockholders during the three months ended June 30, 2013, no asset management fees were waived during that period. During the three and six months ended June 30, 2012, the Advisor waived $1.6 million and $4.6 million in asset management fees, respectively. To date, the Advisor has waived $12.2 million in asset management fees.

10.  NONCONTROLLING INTERESTS

In July 2010, the Brindleyplace JV issued capital shares and Series B Convertible Preferred Equity Certificates (“CPEC”) to Moorfield as a result of its contributions. Further, in December 2012, the Brindleyplace JV issued capital shares and Series B3 CPEC to Moorfield as a result of an additional contribution. Distributions are declared and paid quarterly to Moorfield based on the distributable income of the Brindleyplace Project and payment of the distributions will be subject to the approval of the board of directors of the Brindleyplace JV. During the six months ended June 30, 2013 and 2012, the Brindleyplace JV declared $1.1 million and $1.1 million of preferred dividends, respectively, to Moorfield related to the CPECs. These amounts were included in the net (income) loss attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and offsets $194,000 and $1.5 million of net loss that was attributable to Moorfield during the six months ended June 30, 2013 and 2012, respectively, related to the results of operations of the Brindleyplace JV.

As described in Note 1 — Organization, the Company has a 97% interest in the Flagship Capital JV with Flagship Capital GP, which is the entity that owns the remaining 3% interest in the joint venture. During the six months ended June 30, 2013 and 2012, the Flagship Capital GP made capital contributions in the amount of $0.3 million and $0.4 million, respectively, to the Flagship Capital

JV. In accordance with the partnership agreement that governs the joint venture, distributions are declared and paid when the joint venture has available cash (all cash held by the joint venture less what is reasonably needed to reserve or satisfy cash needs) with respect to an investment made by the joint venture. The Flagship Capital JV declared distributions to the Flagship Capital GP for the six months ended June 30, 2013 and 2012 of $0.1 million and $0.1 million, respectively.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Eurohypo, PB Capital Corporation, Landesbank Baden-Württemberg, Commonwealth Bank of Australia, Bank of Western Australia, and Deutsche Pfandbriefbank AG. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

The following table sets forth the Company’s derivatives which are measured at fair value on a recurring basis, by level within the fair value hierarchy as of June 30, 2013 and December 31, 2012 (all amounts are in thousands):

		Basis of Fair Value Measurements
Period	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Interest rate swaps	$(11,061)	$—	$(11,061)	$—
Interest rate caps	$2,704	$—	$2,704	$—
Foreign currency forwards - Assets	$1,750	$—	$1,750	$—
Foreign currency forwards - Liabilities	$(80)	$—	$(80)	$—
December 31, 2012
Interest rate swaps	$(15,255)	$—	$(15,255)	$—
Interest rate caps	$790	$—	$790	$—
Foreign currency forwards - Liabilities	$(198)	$—	$(198)	$—

Other Items

Financial Instruments Fair Value Disclosures

As of June 30, 2013, the Company estimated that the fair value of its notes payable, which had a book value of $1.8 billion, was $1.8 billion. As of December 31, 2012, the Company estimated that the fair value of its notes payable, which had a book value of $858.3 million, was $858.7 million. Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of June 30, 2013, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

As of June 30, 2013, the Company estimated that the book values of its real estate loans receivable approximate their fair values, as all such loans were entered into recently. Although the Company has determined the majority of the inputs used to value its real estate notes receivable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of real estate notes receivable utilize Level 3 inputs. However, as of June 30, 2013, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of real estate notes receivable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Financial Instruments Measured on a Nonrecurring Basis

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  There were no events during the three and six months ended June 30, 2013 and 2012 which indicated that fair value adjustments of the Company’s long-lived assets were necessary.

12. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company's investments that are not office properties in “other” based on the geographic location of the investment, due to the Company's ownership of interests in various different types of investments that do not stand alone as their own reportable segment. The Company’s operating segments consist of the following, based on the Company’s investments as of June 30, 2013:

•	Domestic office investments (9 investments)

•	Domestic other investments (7 investments)

•	International office investments (10 investments)

•	International other investments (7 investments)

The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments. Further, amounts related to the three and six months ended June 30, 2012 have been reclassified into the appropriate segment to be consistent with the presentation for the three and six months ended June 30, 2013 (all amounts are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total Revenue
Domestic office investments	$27,966	$15,892	$49,084	$31,814
Domestic other investments	12,589	7,141	24,924	13,991
International office investments	22,491	7,363	35,229	12,766
International other investments	12,778	12,232	26,619	21,032
Total Revenue	$75,824	$42,628	$135,856	$79,603

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Property revenues in excess of expenses (1)
Domestic office investments	$18,227	$9,827	$31,618	$20,051
Domestic other investments	7,750	4,278	15,159	8,436
International office investments	18,695	7,882	30,275	12,010
International other investments	7,596	7,995	16,482	13,495
Property revenues in excess of expenses	$52,268	$29,982	$93,534	$53,992

(1)	Revenues less property operating expenses, real property taxes, property management fees and income taxes.

	June 30, 2013	December 31, 2012
Total Assets
Domestic office investments	$1,092,695	$680,272
Domestic other investments	435,336	412,506
International office investments	1,087,338	396,237
International other investments	485,120	532,972
Corporate-level accounts	59,701	56,585
Total Assets	$3,160,190	$2,078,572

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$52,268	$29,982	$93,534	$53,992
Depreciation and amortization	(32,910)	(20,673)	(57,375)	(37,824)
Acquisition related expenses	(18,826)	(5,955)	(35,299)	(6,722)
Asset management and acquisition fees	(17,105)	(5,820)	(33,202)	(8,767)
General and administrative expenses	(1,457)	(991)	(2,546)	(1,880)
Gain (loss) on derivatives	9,447	3,745	9,468	1,821
Foreign currency gains (losses)	(8,723)	(787)	(13,253)	(2,282)
Interest expense	(14,992)	(8,902)	(25,685)	(16,525)
Interest income	179	13	269	27
Net income (loss)	$(32,119)	$(9,388)	$(64,089)	$(18,160)

13. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the six months ended June 30, 2013 and 2012 (in thousands):

	2013	2012
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$22,623	$13,856
Cash paid for taxes	$2,664	$1,150
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$11,212	$8,903
Other receivables	$3,281	$1,879
Distributions reinvested	$27,585	$16,480
Shares tendered for redemption	$3,165	$1,015
Non-cash net assets (liabilities) acquired	$(3,947)	$996
Accrued capital additions	$4,740	$—

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

15. SUBSEQUENT EVENTS

The Markets at Town Center

In July 2013, the Company acquired The Markets at Town Center in Jacksonville, Florida, a community center consisting of 317,497 square feet that is 93% leased. The contract purchase price for The Markets at Town Center was $135.0 million, exclusive of transaction costs and working capital reserves.

The Avenue Murfreesboro

In August 2013, the Company acquired the Avenue Murfreesboro, Tennessee, a regional lifestyle center consisting of 747,497 square feet that is 89% leased. The contract purchase price for the Avenue was $163.0 million, exclusive of transaction costs and working capital reserves.

The Company has not concluded its accounting for these recent acquisitions, but it expects that the purchase price will primarily be allocated to building, land, and intangible lease assets and liabilities.

Probable Acquisitions

In June 2013, the Company entered into a contract to acquire 2300 Main, an office building located in Irvine, California. 2300 Main consists of 132,064 square feet of rentable area and is 100% leased. The contract purchase price for 2300 Main is $38.2 million, exclusive of transaction costs and working capital reserves. The Company expects to close on this acquisition during the third quarter of 2013. There can be no assurances that this acquisition will be consummated, and if the Company elects not to close on this acquisition, it could potentially forfeit its $1.5 million earnest money deposit. Additionally, an affiliate of Hines is currently in negotiations to acquire a parcel of land adjacent to 2300 Main for the future development of office space.

Debt Financings

In August 2013, the Company borrowed 56.3 million AUD ($51.4 million based on an exchange rate of $0.91 per AUD as of the transaction date) under its secured revolving credit facility at 144 Montague. The interest rate at the date of the borrowing was 5.25%. See Note 6 — Debt Financings for additional information regarding the Company’s secured revolving credit facility on 144 Montague.

*****

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines Global REIT Properties, LP (the “Operating Partnership”) were formed in December 2008 and January 2009, respectively, to invest in a diversified portfolio of quality commercial real estate properties and related investments in the United States and internationally. On August 5, 2009, we commenced our initial public offering of common stock for sale to the public (the “Initial Offering”) which expired on February 1, 2013. We commenced a follow-on offering effective February 4, 2013, through which we are offering up to $3.5 billion in shares of common stock (the “Second Offering”). Collectively, through our public offerings, we have received gross offering proceeds of $1.8 billion from the sale of 179.8 million shares through June 30, 2013. Our board of directors established our offering price of $10.28 per share for the Second Offering, which represents an increase of $0.28 per share from our Initial Offering price of $10.00 per share. The increase in the offering price was largely due to a 4.2% appreciation of our real estate property investments and a 0.9% increase due to favorable movements in currency exchange rates since the acquisition of each of our international real estate property investments. The increase in the offering price from the appreciation of our real estate property investments was partially offset by the dilution created by distributions paid to stockholders in excess of the portfolio’s operations during the Initial Offering.

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. These investments could include a variety of asset types in the US and internationally such as office, retail, industrial, multi-family, etc. In addition, we may invest in operating properties, properties under development and undeveloped properties or real estate-related investments such as real estate securities or debt. We fund our acquisitions primarily with proceeds from our public offerings and debt financing. As of June 30, 2013, we owned interests in 33 real estate investments which contain, in the aggregate, 10.0 million square feet of leasable space.

These investments consisted of:

•	Domestic office investments (9 investments)

•	Domestic other investments (7 investments)

•	International office investments (10 investments)

•	International other investments (7 investments)

Additionally, in July 2013, we acquired a domestic retail property located in Jacksonville, Florida. Including the effect of this recent acquisition, our portfolio is comprised of approximately 53% domestic and 47% international investments (based on our pro rata share of the estimated value of each of the investments). We believe that this diversification is directly in-line with our investment strategies of maintaining a well-diversified real estate portfolio and providing additional diversification across currencies.

The following tables provide additional information regarding each of the properties in which we owned an interest as of June 30, 2013 and includes the acquisition of The Markets at Town Center, which was acquired in July 2013.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Office Investments
17600 Gillette	Irvine, California	Office	6/2010; $20.4	13.4%	98,925	100%
Hock Plaza	Durham, North Carolina	Office	9/2010; $97.9	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	Office	11/2010; $185.0	7.4%	698,783	96%
250 Royall	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	95%
9320 Excelsior	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	282,773	100%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	98%
The Campus at Playa Vista	Los Angeles, California	Office	5/2013; $216.6	5.7%	325,106	96%
Total for Domestic Office Investments					3,214,781	97%

Domestic Other Investments
Southpark	Austin, Texas	Industrial	10/2010; $31.2	8.5%	372,125	96%
Fisher Plaza	Seattle, Washington	Mixed-Use	12/2011; $160.0	7.9%	293,727	96%
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	380,276	97%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,425	93%
Total for Domestic Other Investments					1,363,553	96%

International Office Investments
Stonecutter Court	London, England	Office	3/2011; $145.6	6.8%	152,808	100%
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	85,736	100%
144 Montague	Brisbane, Australia	Office	4/2012; $91.3	8.7%	164,839	100%
100 Brookes St.	Brisbane, Australia	Office	7/2012; $67.6	10.5%	105,637	100%
Mercedes Benz Bank	Stuttgart, Germany	Office	2/2013; $70.2	8.8%	263,038	100%
465 Victoria	Sydney, Australia	Office	2/2013; $90.8	8.0%	171,658	97%
One West Ferry Circus	London, England	Office	2/2013; $124.6	7.4%	219,889	97%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,205	97%
825 Ann	Brisbane, Australia	Office	4/2013 ; $128.2	8.0%	206,507	93%
Perspective Défense	Paris, France	Office	6/2013; $165.8	8.5%	289,670	100%
Total for International Office Properties					2,143,987	98%

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
International Other Investments
Brindleyplace Project	Birmingham, England	Mixed-Use	7/2010; $282.5	7.0%	566,048	95%
FM Logistic	Moscow, Russia	Industrial	4/2011; $70.8	11.2%	748,578	100%
Poland Logistics Portfolio	Poland	Industrial	03/2012 & 10/2012; $157.2	8.1%	2,266,013	95%
Total for International Other Investments					3,580,639	96%
Total for All Investments					10,302,960	97%	(4)

(1)
Represents the percentage leased based on the effective ownership of the Operating Partnership in the properties listed. On June 30, 2013, the Company owned a 99.99% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. We own a 60% interest in the Brindleyplace Project through our investment in the Brindleyplace JV. See Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions for additional information concerning the Brindleyplace Project and the Brindleyplace JV.

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

•
Ponce & Bird JV — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. The estimated total cost of the project is expected to be $65.6 million and the project will consist of 276 units upon completion. An affiliate of Hines owns the remaining 17% interest in this joint venture. Construction began in April 2013 and is expected to be completed by December 2014, although there can be no assurances as to when construction will be completed.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which provides for financing of real estate projects up to $69.3 million. The joint venture has seven loans receivable, totaling $36.2 million, outstanding as of June 30, 2013. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP.

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

Financial Condition, Liquidity and Capital Resources

To date, our principal demands for funds have been to purchase real estate properties and make other real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on indebtedness. Generally, we expect to meet operating cash needs from our cash flows from operating activities, and we expect to meet cash needs for acquisitions and investments from the net proceeds of our public offerings and from debt proceeds. Through June 30, 2013, the Company raised $1.8 billion of gross offering proceeds from its public offerings, including $114.2 million from the Second Offering. Currently, we expect to terminate the Second Offering at the earlier of the date by which we raise an additional $500 million to $750 million of offering proceeds or June 30, 2014. We will continue to monitor these factors during the course of the Second Offering, and our board of directors reserves the right to adjust the anticipated offering termination date to an earlier or later date, as it deems appropriate, in its sole discretion.

One of our primary concerns is to invest proceeds raised from our offerings as quickly and prudently as possible. In 2010, a significant amount of investment capital began pursuing high-quality, well-located assets and these conditions caused aggressive competition and higher pricing for assets which match our investment strategy.  Accordingly, we experienced delays in investing our public offering proceeds which, combined with higher pricing, caused us to reduce the amount of per share, per day distributions declared from $0.00191781 to $0.0017808 effective January 1, 2012. See “Cash Flows from Financing Activities – Distributions” later in this section for additional information regarding our distributions. As of June 30, 2013, substantially all of the proceeds from our public offerings raised to date had been invested in or committed to various real estate investments.

Until the proceeds from our public offerings are fully invested, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from our public offerings. In April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that our modified funds from operations (“MFFO”), as disclosed in each of our quarterly reports, for a particular quarter amounts to less than 100% of the aggregate distributions declared for such quarter. This fee waiver is not a deferral and accordingly, these fees will not be paid to our Advisor in cash at any time in the future. As a result of this waiver, Hines waived $3.6 million and $4.6 million of asset management fees payable to it during the six months ended June 30, 2013 and 2012, respectively. To date, the Advisor has waived $12.2 million in asset management fees. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from this offering, cash advances by our Advisor and cash resulting from a waiver or deferral fees.

We believe that the proper use of leverage can enhance returns on real estate investments. We expect that once we have fully invested the proceeds of our offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. As of June 30, 2013, our portfolio was 54% leveraged, based on the values of our real estate investments. At that time, we had $1.8 billion of principal outstanding under our various loan agreements with a weighted average interest rate of 3.3%, including the effects of related interest rate swaps. As of December 31, 2012, our portfolio was 39% leveraged, based on the aggregate purchase price of our real estate investments, and we had $858.3 million of principal outstanding under various loan agreements with a weighted average interest rate of 4.4%, including the effects of related interest rate swaps.

The discussions below provide additional details regarding our cash flows.

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2013 was $21.6 million compared to $20.4 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, we paid $41.2 million in acquisition fees and acquisition-related expenses related to our acquisition of eight properties with an aggregate purchase price of $1.2 billion. During the six months ended June 30, 2012, we paid $13.3 million in acquisition fees and acquisition-related expenses related to our acquisition of two properties with a net purchase price of $222.6 million. Excluding these fees and expenses, operating cash flows increased by $29.1 million between these periods as a result of our significant acquisition activity.

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to payments made for the acquisition of our real estate investments, including deposits for pending acquisitions and activities related to our loans receivable. During the six months ended June 30, 2013, we paid $1.1 billion related to our acquisition of eight real estate investments and paid $1.5 million related to deposits on pending acquisitions. We also paid $7.3 million in capital expenditures at our operating properties and paid $18.4 million in capital expenditures at our multi-family development projects in Houston, Texas and Miami, Florida during the six months ended June 30, 2013. Additionally, during the six months ended June 30, 2013, we made real estate loans of $11.8 million and received proceeds from the collection of real estate loans receivable of $6.8 million.

By comparison, during the six months ended June 30, 2012, we paid $198.0 million related to our acquisitions, paid $7.0 million related to deposits on pending acquisitions, and made real estate loans of $13.4 million and received proceeds from the collection of real estate loans receivable of $3.1 million. Further, we paid $2.1 million in capital expenditures at our properties and investments in our multi-family development project in Houston, Texas.

During the six months ended June 30, 2013, we had an increase in restricted cash of $3.5 million primarily related to escrows required by several of our outstanding mortgage loans and security deposits at New City. During the six months ended June 30, 2012, restricted cash increased $0.4 million related to such escrows.

Cash Flows from Financing Activities

Public Offerings

During the six months ended June 30, 2013 and 2012, respectively, we raised proceeds of $264.2 million and $199.6 million from our public offerings, excluding proceeds from the distribution reinvestment plan. In addition, during the six months ended June 30, 2013 and 2012, respectively, we redeemed $8.5 million and $5.8 million in shares of our common stock through our redemption plan.

In addition to the investing activities described above, we use proceeds from our public offerings to make certain payments to the Advisor, Hines Securities, Inc. (the “Dealer Manager”) and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the six months ended June 30, 2013 and 2012, respectively, we made payments of $31.1 million and $21.7 million, for selling commissions, dealer manager fees and issuer costs related to our public offerings. The increase is primarily related to a increase in the proceeds raised from our public offerings for the six months ended June 30, 2013.

Distributions

We have declared distributions for the months of January 2012 through September 2013 at an amount equal to $0.0017808 per share, per day. Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan.

Distributions paid to stockholders (including those reinvested in stock) during the three and six months ended June 30, 2013 were $27.7 million and $52.6 million, respectively. Distributions paid to stockholders during the three and six months ended June 30, 2012 were $16.7 million and $31.9 million, respectively. In our initial quarters of operations, and from time to time thereafter, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We funded 61% of total distributions for the six months ended June 30, 2013 and 50% of total distributions for the year ended December 31, 2012, respectively, with cash flows from financing activities, which include proceeds from our public offerings and proceeds from our debt financings.

Hines Moorfield UK Venture I S.A.R.L. (the “Brindleyplace JV”) declared distributions related to the operations of the Brindleyplace Project of $1.1 million and $1.1 million to Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) for the six months ended June 30, 2013 and 2012, respectively. The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders (Hines Global REIT Associates Limited Partnership, Moorfield and Flagship Capital GP) as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities (1)
2013
June 30, 2013	13,265	14,551	27,816	685	20,934	73%	7,567	27%
March 31, 2013	$12,418	$13,772	$26,190	$554	$643	2%	$26,101	98%
Total	$25,683	$28,323	$54,006	$1,239	$21,577	39%	$33,668	61%
2012
December 31, 2012	$10,676	$11,606	$22,282	$1,227	$17,017	72%	$6,492	28%
September 30, 2012	9,266	10,001	19,267	711	1,435	7%	18,543	93%
June 30, 2012	8,236	8,865	17,101	675	5,746	32%	12,030	68%
March 31, 2012	7,403	7,922	15,325	546	14,652	92%	1,219	8%
Total	$35,581	$38,394	$73,975	$3,159	$38,850	50%	$38,284	50%

(1)	Cash flows from financing activities includes proceeds from our public offerings and proceeds from debt financings.

Also, during the six months ended June 30, 2013 and 2012, respectively, we paid $41.2 million and $13.3 million in acquisition fees and expenses. Under accounting principles generally accepted in the United States (“GAAP”), acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital.

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association to provide funding for near-term investment or working capital needs. During the six months ended June 30, 2013, we entered into $572.1 million of mortgage financing with a weighted average interest rate of 3.4%, related to our acquisitions. Additionally, two of our multi-family development projects borrowed $18.4 million to fund construction costs. The Flagship JV borrowed an additional $3.9 million under its revolving credit facility related to the funding of its loans receivable during the period and made payments of $4.7 million on its revolving credit facility.

During six months ended June 30, 2013, we also borrowed $1.1 billion under our Revolving Credit Facility and bridge loan and made payments of $596.7 million. We replaced the bridge loan that we entered into in March 2013 with additional financing under our Revolving Credit Facility, which is discussed further in Note 6 — Debt Financing. During the six months ended June 30, 2013, we settled forward contracts that hedged against the 56.3 million AUD payment ($58.5 million as of the date of the transaction) on the 144 Montague credit facility in February 2013 and we received proceeds of $4.7 million as a result of these settlements, which is shown as a reduction in cash paid on our notes payable on our condensed consolidated cash flow statement.

During the six months ended June 30, 2013, we made payments of $9.3 million for financing costs related to our loans and $1.5 million related to our interest rate caps.

During the six months ended June 30, 2012, we entered into $61.5 million of mortgage financing with a weighted average interest rate of 6.14%, related to the acquisition of 144 Montague and our loans receivable at the Flagship JV. Our multi-family development project in Houston, Texas borrowed $2.1 million from an affiliate of Hines to fund construction costs. Additionally, during the six months ended June 30, 2012 we received proceeds of $303.5 million and made payments of $290.9 million related to the Revolving Credit Facility and bridge loans that were outstanding during that period in 2012. During the six months ended June 30, 2012, we also made payments of $3.6 million and $0.6 million for financing costs related to our loans and payments related to our interest rate caps, respectively.

Results of Operations

Same-store Analysis

We owned 33 real estate investments that were 97% leased as of June 30, 2013, compared to 17 real estate investments that were 94% leased as of June 30, 2012. The following table presents the property-level revenues in excess of expenses for the three months ended June 30, 2013, as compared to the same period in 2012, by reportable segment. Same-store properties for the three months ended June 30, 2013 include all properties owned as of April 1, 2012, while the same-store properties for the six months ended June 30, 2013 include all properties owned as of January 1, 2012. All amounts are in thousands, except for percentages:

	Three Months Ended June 30,			Change
	2013		2012	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	9,757		9,827	(70)	(1)%
Domestic other investments	4,973		4,278	695	16%
International office investments	3,800	`	5,281	(1,481)	(28)%
International other investments	7,003		7,999	(996)	(12)%
Total same-store properties	25,533		27,385	(1,852)	(7)%
Recent acquisitions	26,735		2,597	24,138	929%
Total property revenues in excess of expenses	$52,268		$29,982	$22,286	74%

Other
Depreciation and amortization	$32,910		$20,673	$12,237	59%
Interest expense	$14,992		$8,902	$6,090	68%
Interest income	$179		$13	$166	1,277%

	Six Months Ended June 30,		Change
	2013	2012	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$19,588	$20,051	$(463)	(2)%
Domestic other investments	9,728	8,436	1,292	15%
International office investments	7,696	9,409	(1,713)	(18)%
International other investments	10,832	11,362	(530)	(5)%
Total same-store properties	$47,844	$49,258	$(1,414)	(3)%
Recent acquisitions	45,690	4,734	40,956	865%
Total property revenues in excess of expenses	$93,534	$53,992	$39,542	73%

Other
Depreciation and amortization	$57,375	$37,824	$19,551	52%
Interest expense	$25,685	$16,525	$9,160	55%
Interest income	$269	$27	$242	896%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses which consist of real property taxes, property management fees and income taxes.

As we are currently in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties, as indicated by the same-store analysis above. Recent acquisitions are also responsible for the increases in depreciation and amortization, interest expense and interest income identified in the tables above. The modest decrease in same-store revenues in excess of expenses identified in the tables above is primarily due to the gain resulting from the recognition of a deferred tax asset in 2012 at one of our international office properties. Additionally, the modest increase in the same-store revenues in excess of expenses related to our domestic other investments identified in the tables above is due to an increase in interest income earned on our real estate loans receivable from the Flagship Capital JV. As of June 30, 2013, we had loans receivable of $36.2 million outstanding, compared to $15.2 million outstanding as of June 30, 2012.

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

The table below summarizes the activity related to our derivatives for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gain (loss) on interest rate contracts	$3,311	$(2,571)	$4,005	$(1,970)
Unrealized gain (loss) on foreign currency forward contracts	2,542	4,631	1,869	2,107
Gain (loss) on settlement of foreign currency forward contracts	3,594	1,685	3,594	1,684
Gain (loss) on derivative instruments	$9,447	$3,745	$9,468	$1,821

Other Expenses

During the six months ended June 30, 2013, we invested in eight real estate investments with an aggregate net purchase price of $1.2 billion, compared to two real estate investment during the six months ended June 30, 2012 for a net purchase price of $222.6 million. The table below provides detail relating to our acquisition-related expenses, asset management and acquisition fees and general and administrative expenses for the three and six months ended June 30, 2013 and 2012.  These fees and expenses were higher for the three and six months ended June 30, 2013 than for the same periods in 2012, primarily due to our acquisition of more real estate investments in 2013. All amounts in thousands, except percentages:

	Three Months Ended June 30,		Change
	2013	2012	$	%
Acquisition-related expenses	$18,826	$5,955	$12,871	216%
Asset management and acquisition fees	$17,105	$5,820	$11,285	194%
General and administrative expenses	$1,457	$991	$466	47%

	Six Months Ended June 30,		Change
	2013	2012	$	%
Acquisition-related expenses	$35,299	$6,722	$28,577	425%
Asset management and acquisition fees	$33,202	$8,767	$24,435	279%
General and administrative expenses	$2,546	$1,880	$666	35%

Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. These costs vary significantly from one acquisition to another.

We pay our Advisor acquisition fees equal to 2.25% of the net purchase price of our real estate investments. During the three months ended June 30, 2013 and 2012, respectively, we incurred $11.6 million and $4.1 million in acquisition fees. During the six months ended June 30, 2013 and 2012, respectively, we incurred $26.1 million and $7.1 million of acquisition fees.

We also pay monthly asset management fees to our Advisor based on an annual fee equal to 1.5% of the amount of net equity capital invested in real estate investments. However, in April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it for each quarter in 2012 and 2013 to the extent that our MFFO, as disclosed in each quarterly report, for a particular quarter amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. This fee waiver is not a deferral and, accordingly, these fees will not be paid to the Advisor in cash at any time in the future. As a result of this fee waiver, the Advisor waived asset management fees payable to it during the three months ended March 31, 2013 of $3.6 million. However, because MFFO exceeded distributions declared to the Company’s stockholders during the three months ended June 30, 2013, no asset management fees were waived during that period. During the three and six months ended June 30, 2012, the Advisor waived $1.6 million and $4.6 million in asset management fees, respectively. To date, the Advisor has waived $12.2 million in asset management fees.

General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. The increase identified in the tables above in our general and administrative costs is primarily due to increased transfer agent costs resulting from an increase in the number of stockholders compared to the same period in 2012. Certain of these costs are variable and will continue to increase in the future as we continue to raise capital and make additional real estate investments.

Other Gains (Losses)

Other gains (losses) primarily reflect the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than our functional currencies. During the six months ended June 30, 2013 and 2012, these losses primarily related to the effect of remeasuring our borrowings denominated in a foreign currency into U.S. dollars and the changes in the foreign currency to the U.S. dollar exchange rate between the date of the borrowing and June 30, 2013 and 2012.

Funds from Operations and Modified Funds from Operations

Funds from Operations, (“FFO”), is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) widely recognized by investors and analysts as one measure of operating performance of a real estate company. FFO excludes items such as real estate depreciation and amortization. Depreciation and amortization, as applied in accordance with GAAP, implicitly assumes that the value of real estate assets diminishes predictably over time and also assumes that such assets are adequately maintained and renovated as required in order to maintain their value. Since real estate values have historically risen or fallen with market conditions such as occupancy rates, rental rates, inflation, interest rates, the business cycle, unemployment and consumer spending, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies using historical cost accounting alone is insufficient. In addition, FFO excludes gains and losses from the sale of real estate and impairment charges related to depreciable real estate assets and in-substance real estate equity investments, which we believe provides management and investors with a helpful additional measure of the historical performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs. A property will be evaluated for impairment if events or circumstances indicate that the carrying amount may not be recoverable (i.e. the carrying amount exceeds the total estimated undiscounted future cash flows from the property). Undiscounted future cash flows are based on anticipated operating performance, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows. While impairment charges are excluded from the calculation of FFO as described above, stockholders are cautioned that due to the limited term of our operations, it could be difficult to recover any impairment charges.

In addition to FFO, management uses MFFO, as defined by the Investment Program Association (the “IPA”), as a non-GAAP supplemental financial performance measure to evaluate our operating performance. The IPA has recommended the use of MFFO as a supplemental measure for publicly registered, non-listed REITs to enhance the assessment of the operating performance of a non-listed REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be useful as a measure of the long-term operating performance of our investments or as a comparative measure to other publicly registered, non-listed REITs if we do not continue to operate with a limited life and targeted exit strategy, as currently intended and described herein. MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are appropriate. Such items include reversing the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment and certain other items as described below. Some of these adjustments are necessary to address changes in the accounting and reporting rules under GAAP such as the accounting for acquisition-related expenses from a capitalization/depreciation model to an expensed-as-incurred model that were put into effect in 2009 and other changes to GAAP rules for real estate subsequent to the establishment of NAREIT’s definition of FFO. These changes in the accounting and reporting rules under GAAP affected all industries, and as a result of these changes, acquisition fees and expenses are typically accounted for as operating expenses under GAAP. Management believes these fees and expenses do not affect our overall long-term operating performance. These changes also have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the three and six months ended June 30, 2013 and 2012 and the period from inception (December 10, 2008) through June 30, 2013. As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the two periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (December 10, 2008) through June 30, 2013
	2013	2012	2013	2012
Net income (loss)	$(32,119)	$(9,388)	$(64,089)	$(18,160)	$(188,216)
Depreciation and amortization (1)	32,910	20,673	57,375	37,824	211,304
Adjustments for noncontrolling interests (2)	(1,117)	(579)	(2,312)	(1,437)	(6,193)
Funds from operations	(326)	10,706	(9,026)	18,227	16,895
Loss (gain) on derivative instruments (3)	(9,447)	(3,745)	(9,468)	(1,821)	2,857
Loss (gain) on foreign currency (4)	8,556	605	12,344	2,345	11,889
Other components of revenues and expenses (5)	(1,048)	(409)	(1,258)	(1,201)	(4,485)
Acquisition fees and expenses (6)	30,339	10,070	61,362	13,768	135,102
Adjustments for noncontrolling interests (2)	676	(126)	987	298	(5,078)
Modified Funds From Operations	$28,750	$17,101	$54,941	$31,616	$157,180
Basic and Diluted Loss Per Common Share Attributable to Common Stockholders	$(0.19)	$(0.09)	$(0.39)	$(0.18)	$(2.89)
Funds From Operations Per Common Share	$—	$0.10	$(0.05)	$0.18	$0.27
Modified Funds From Operations Per Common Share	$0.17	$0.16	$0.33	$0.32	$2.49
Weighted Average Shares Outstanding	171,772	105,560	167,666	100,066	63,219

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

(5)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (December 10, 2008) through June 30, 2013
	2013	2012	2013	2012
Straight-line rent adjustment (a)	$(2,709)	$(1,551)	$(4,591)	$(3,637)	$(17,529)
Amortization of lease incentives (b)	340	55	659	112	1,375
Amortization of out-of-market leases (b)	1,175	964	2,459	2,078	10,113
Other	146	123	215	246	1,556
	$(1,048)	$(409)	$(1,258)	$(1,201)	$(4,485)

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

•
Amortization of deferred financing costs was $1.4 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively. Amortization of deferred financing costs was $2.4 million and $1.6 million for the six months ended June 30, 2013 and 2012, respectively.

As noted previously, in our initial quarters of operations we did not, and from time to time thereafter we may not, generate sufficient cash flow from operations to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from our public offerings. Our Advisor has waived asset management fees payable to it during the three months ended March 31, 2013 of $3.6 million. However, because MFFO exceeded distributions declared to our stockholders during the three months ended June 30, 2013, no asset management fees were waived during that period. During the three and six months ended

June 30, 2012, the Advisor waived $1.6 million and $4.6 million in asset management fees, respectively. To date, since the asset management fee waiver has been in place, the Advisor has waived $12.2 million in asset management fees. See “Results of Operations — Same-store Analysis — Other Expenses," for additional information regarding our asset management fee waiver. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

From inception through June 30, 2013, we declared distributions to our stockholders totaling $189.1 million, compared to total aggregate FFO of $16.9 million and cash flows from operating activities of $67.7 million. For the six months ended June 30, 2013, we declared distributions to our stockholders totaling $54.0 million, compared to total aggregate FFO loss of $9.0 million. For the six months ended June 30, 2012, we declared distributions to our stockholders totaling $32.4 million, compared to total aggregate FFO of $18.2 million. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income and FFO. From inception through June 30, 2013, we incurred acquisition fees and expenses totaling $135.1 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

The Markets at Town Center

In July 2013, acquired The Markets at Town Center in Jacksonville, Florida, a community center consisting of 317,497 square feet that is 93% leased. The contract purchase price for The Markets at Town Center was $135.0 million, exclusive of transaction costs and working capital reserves.

The Avenue Murfreesboro

In August 2013, we acquired the Avenue in Murfreesboro, Tennessee, a regional lifestyle center consisting of 747,497 square feet that is 89% leased. The contract purchase price for the Avenue was $163.0 million, exclusive of transaction costs and working capital reserves.

We have not concluded our accounting for these recent acquisitions, but we expect that the purchase price will primarily be allocated to building, land, and intangible lease assets and liabilities.

Probable Acquisitions

In June 2013, we entered into a contract to acquire 2300 Main, an office building located in Irvine, California. 2300 Main consists of 132,064 square feet of rentable area and is 100% leased. The contract purchase price for 2300 Main is $38.2 million, exclusive of transaction costs and working capital reserves. We expect to close on this acquisition during the third quarter of 2013. There can be no assurances that this acquisition will be consummated, and if we elect not to close on this acquisition, we could potentially forfeit our $1.5 million earnest money deposit. Additionally, an affiliate of Hines is currently in negotiations to acquire a parcel of land that is adjacent to 2300 Main for the future development of up to 242,000 square feet of office space.

Debt Financings

In August 2013, we borrowed 56.3 million AUD ($51.4 million based on an exchange rate of $0.91 per AUD as of the transaction date) under its secured revolving credit facility at 144 Montague. The interest rate at the date of the borrowing was 5.25%. See Note 6 — Debt Financings for additional information regarding our secured revolving credit facility on 144 Montague.

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

At June 30, 2013, we had fixed-rate debt of $604.6 million and variable-rate debt of $1,203.9 million, after adjusting for the $315.5 million notional amount of our interest rate swap contracts. If interest rates were to increase by 1% and all other variables were held constant, we would incur $12.0 million in additional annual interest expense associated with our variable-rate debt. Additionally, we have notional amounts of approximately $309.0 million in interest rate caps to cap our variable-rate debt. As of June 30, 2013, the variable interest rates did not exceed their capped interest rates.

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

	Reduction in Book Value as of June 30, 2013	Reduction in Net Income (Loss) for the Six Months Ended June 30, 2013
AUD	$7,363	$1,279
EUR	$14,207	$3,009
GBP	$24,109	$2,664
RUB (1)	$12,405	$219

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of August 14, 2013, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013, we did not sell or issue any equity securities that were not registered under the Securities Act.

All eligible requests for redemption that were received for the three months ended June 30, 2013 were redeemed and the redemptions were funded with proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
April 1, 2013 to April 30, 2013	165,868	$9.65	165,868	329,241
May 1, 2013 to May 31, 2013	224,920	$9.68	224,920	257,912
June 1, 2013 to June 30, 2013	152,726	$9.71	152,726	353,936
Total	543,514		543,514

(1)
This amount represents the number of shares available for redemption on June 30, 2013. Our share redemption program was first announced at the commencement of our initial public offering in February 2009. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year, and unless our board of directors determines otherwise, redemptions will be further limited to the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder.

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

HINES GLOBAL REIT, INC.

August 14, 2013	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

August 14, 2013	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.		Description
3.1
Articles of Amendment and Restatement of Hines Global REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-156742), as amended and supplemented (the “First Registration Statement”) on August 3, 2009 and incorporated by reference herein)

3.2		Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to the First Registration Statement on March 18, 2009 and incorporated by reference herein)
4.1
Hines Global REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to the Prospectus contained in the Registrant’s Registration Statement on Form S-11 (File No. 333-182340), as amended and supplemented (the “Second Registration Statement”) and incorporated herein)

10.1
Amended and Restated Credit Agreement, dated as of May 22, 2013, among Hines Global REIT Properties, L.P. and the Lenders party thereto, JP Morgan Chase Bank, National Association, as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Foreign Currencies, JPMorgan Chase Bank, National Association, Toronto Branch as Administrative Agent for Canadian Dollars, Bank of America, N.A., as Syndication Agent, and BMO Harris Financing, Inc., Regions Bank and U.S. Bank National Association, as Co-Documentation Agents, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners and Joint Lead Arrangers (filed as Exhibit 10.1 to Form 8-K on May 29, 2013 and incorporated by reference herein)

10.2
Purchase and Sale Agreement, dated as of April 16, 2013, by and between PV Campus Parcel 3, L.P. and Hines Global REIT Campus Playa Vista LP (filed as Exhibit 10.47 to Post-Effective Amendment No. 2 to the Second Registration Statement on July 19, 2013 and incorporated by reference herein)

31.1	*	Certification
31.2	*	Certification
32.1	*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101	**
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 14, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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