Form 10-Q
period 2013-09-30
Hines Global REIT, Inc.
filed 2013-11-13
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Yes ☐   No ☒

As of November 7, 2013, approximately 211.9 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

SIGNATURES
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification of CEO & CFO pursuant to Section 906
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2013	December 31, 2012
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$2,633,826	$1,482,478
Investment in unconsolidated entities	3,573	3,573
Cash and cash equivalents	101,942	97,398
Restricted cash	14,022	7,457
Derivative instruments	5,548	790
Tenant and other receivables, net	40,474	33,615
Intangible lease assets, net	684,384	385,532
Deferred leasing costs, net	19,925	7,850
Deferred financing costs, net	16,526	10,927
Real estate loans receivable	40,379	34,701
Other assets	10,049	14,251
Total assets	$3,570,648	$2,078,572
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$61,365	$35,889
Due to affiliates	17,454	10,198
Intangible lease liabilities, net	64,370	27,183
Other liabilities	30,790	18,472
Derivative instruments	10,762	15,453
Distributions payable	12,958	8,777
Notes payable to affiliates	37,353	28,535
Notes payable	1,964,385	829,795
Total liabilities	2,199,437	974,302

Commitments and contingencies (Note 14)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2013 and December 31, 2012	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 198,008 and 148,889 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	199	149
Additional paid-in capital	1,550,415	1,189,739
Accumulated deficit	(195,856)	(117,369)
Accumulated other comprehensive income (loss)	(23,811)	(8,612)
Total stockholders’ equity	1,330,947	1,063,907
Noncontrolling interests	40,264	40,363
Total equity	1,371,211	1,104,270
Total liabilities and equity	$3,570,648	$2,078,572

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2013 and 2012
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$83,150	$46,925	$208,932	$121,244
Other revenue	6,931	3,421	17,006	8,706
Total revenues	90,081	50,346	225,938	129,950
Expenses:
Property operating expenses	18,035	10,291	45,892	28,140
Real property taxes	8,679	4,965	20,433	11,380
Property management fees	2,143	1,098	5,670	2,748
Depreciation and amortization	37,985	22,778	95,360	60,602
Acquisition related expenses	2,298	4,855	37,597	11,577
Asset management and acquisition fees	15,609	10,660	48,811	19,427
General and administrative expenses	1,245	769	3,785	2,650
Total expenses	85,994	55,416	257,548	136,524
Income (loss) before other income (expenses) and benefit (provision) for income taxes	4,087	(5,070)	(31,610)	(6,574)
Other income (expenses):
Gain (loss) on derivative instruments	134	(1,394)	9,603	427
Foreign currency gains (losses)	1,627	2,728	(11,626)	446
Interest expense	(17,515)	(10,387)	(43,200)	(26,912)
Interest income	86	28	355	55
Income (loss) before benefit (provision) for income taxes	(11,581)	(14,095)	(76,478)	(32,558)
Benefit (provision) for income taxes	(1,245)	(148)	(436)	154
Net income (loss)	(12,826)	(14,243)	(76,914)	(32,404)
Net (income) loss attributable to noncontrolling interests	(616)	109	(1,573)	508
Net income (loss) attributable to common stockholders	$(13,442)	$(14,134)	$(78,487)	$(31,896)
Basic and diluted income (loss) per common share	$(0.07)	$(0.12)	$(0.45)	$(0.30)
Distributions declared per common share	$0.16	$0.16	$0.49	$0.49
Weighted average number of common shares outstanding	187,205	117,695	174,250	105,985
Net comprehensive income (loss):
Net income (loss)	$(12,826)	$(14,243)	$(76,914)	$(32,404)
Other comprehensive income (loss):
Foreign currency translation adjustment	27,930	16,547	(15,309)	7,919
Net comprehensive income (loss)	15,104	2,304	(92,223)	(24,485)
Net comprehensive (income) loss attributable to noncontrolling interests	(2,147)	(762)	(1,463)	(683)
Net comprehensive income (loss) attributable to common stockholders	$12,957	$1,542	$(93,686)	$(25,168)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2013 and 2012
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2013	148,889	$149	$1,189,739	$(117,369)	$(8,612)	$1,063,907	$40,363
Issuance of common shares	50,599	51	511,541	—	—	511,592	—
Contribution from noncontrolling interest	—	—	—	—	—	—	315
Distributions declared	—	—	(84,646)	—	—	(84,646)	(213)
Distributions on Convertible Preferred Equity Certificates (CPEC)	—	—	—	—	—	—	(1,664)
Redemption of common shares	(1,480)	(1)	(14,636)	—	—	(14,637)	—
Selling commissions and dealer manager fees	—	—	(45,593)	—	—	(45,593)	—
Issuer costs	—	—	(5,990)	—	—	(5,990)	—
Net income (loss)	—	—	—	(78,487)	—	(78,487)	1,573
Foreign currency translation adjustment	—	—	—	—	(22,684)	(22,684)	(110)
Foreign currency translation adjustment reclassified into earnings				—	7,485	7,485	—
Balance as of September 30, 2013	198,008	$199	$1,550,415	$(195,856)	$(23,811)	$1,330,947	$40,264

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2012	90,023	$90	$738,616	$(82,890)	$(19,741)	$636,075	$33,329
Issuance of common shares	35,771	36	355,495	—	—	355,531	—
Contribution from noncontrolling interest	—	—	—	—	—	—	3,856
Distributions declared	—	—	(51,693)	—	—	(51,693)	(290)
Distributions on CPECs	—	—	—	—	—	—	(1,642)
Redemption of common shares	(835)	(1)	(8,091)	—	—	(8,092)	—
Selling commissions and dealer manager fees	—	—	(32,176)	—	—	(32,176)	—
Issuer costs	—	—	(4,310)	—	—	(4,310)	—
Net income (loss)	—	—	—	(31,896)	—	(31,896)	(508)
Foreign currency translation adjustment	—	—	—	—	6,728	6,728	1,191
Balance as of September 30, 2012	124,959	$125	$997,841	$(114,786)	$(13,013)	$870,167	$35,936

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2013 and 2012
(UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$(76,914)	$(32,404)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	104,291	66,779
Foreign currency (gains) losses	11,626	(446)
(Gain) loss on derivative instruments	(9,603)	(427)
Changes in assets and liabilities:
Change in other assets	(3,823)	(2,346)
Change in tenant and other receivables	(8,452)	(7,308)
Change in deferred leasing costs	(13,414)	(3,459)
Change in accounts payable and accrued expenses	18,191	4,906
Change in other liabilities	(2,174)	(3,127)
Change in due to affiliates	6,083	(335)
Net cash from operating activities	25,811	21,833
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(1,477,256)	(565,483)
Capital expenditures at operating properties and developments	(40,335)	(14,625)
Investments in unconsolidated entities	—	(3,573)
Deposits on investment property	—	(1,292)
Investments in real estate loans receivable	(12,442)	(28,669)
Proceeds from collection of real estate loans receivable	6,803	3,107
Change in restricted cash	(6,528)	(1,228)
Net cash from investing activities	(1,529,758)	(611,763)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	469,524	328,953
Contribution from noncontrolling interest	315	856
Redemption of common shares	(14,271)	(8,013)
Payments of issuer costs	(5,815)	(4,316)
Payment of selling commissions and dealer manager fees	(46,350)	(31,625)
Distributions paid to stockholders and noncontrolling interests	(39,334)	(25,353)
Proceeds from notes payable	1,870,619	734,630
Proceeds from related party notes payable	8,263	12,295
Payments on notes payable	(729,215)	(406,947)
Change in security deposit liability	1,452	140
Deferred financing costs paid	(9,433)	(5,200)
Payments related to interest rate contracts	(3,860)	(1,599)
Net cash from financing activities	1,501,895	593,821
Effect of exchange rate changes on cash	6,596	1,626
Net change in cash and cash equivalents	4,544	5,517
Cash and cash equivalents, beginning of period	97,398	66,490
Cash and cash equivalents, end of period	$101,942	$72,007

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2013 and 2012

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2012 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of September 30, 2013, the results of operations for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

On August 5, 2009, the Company commenced its initial public offering of common stock for sale to the public (the “Initial Offering”) through which it raised $1.7 billion from the sale of 168.6 million shares prior to its expiration on February 1, 2013. The Company commenced a follow-on offering effective February 4, 2013 through which it is offering up to $3.5 billion in shares of common stock (the “Second Offering”). The Company received $335.4 million of gross offering proceeds from its Second Offering from the sale of 32.8 million shares through September 30, 2013.

The Company owned interests in 36 real estate investments as of September 30, 2013. These investments consisted of:

•	Domestic office investments (10 investments)

•	Domestic other investments (9 investments)

•	International office investments (10 investments)

•	International other investments (7 investments)

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

•
@1377 — @1377 is a multi-family development project in Atlanta, Georgia, in which the Company has a 51.7% ownership interest, and which is being developed by an affiliate of Hines. The estimated total cost of the project is expected to be $33.4 million and the project will consist of 215 units upon completion. Construction began in July 2012 and is expected to be completed by March 2014, although there can be no assurances as to when construction will be completed.

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

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which provides for financing of real estate projects of up to $69.3 million. The joint venture has seven loans receivable, totaling $36.8 million, outstanding as of September 30, 2013. Flagship Capital GP owns the remaining 3% interest in the joint venture. The Company is not affiliated with Flagship Capital GP. See Note 5 — Real Estate Loans Receivable for additional information regarding these loans receivable.

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

	September 30, 2013	December 31, 2012
Maximum risk of loss (1)	$24,143	$28,626
Assets held by VIEs	$109,573	$68,699
Assets held as collateral for debt	$109,573	$68,699
Liabilities held by VIEs	$79,178	$43,912

(1)	Represents the Company's contributions, net of distributions, made to the consolidated VIEs.

Restrictions on the use of a VIE’s assets are significant because they serve as collateral for such VIE’s debt, and the Company is generally required to obtain its partners’ approval in accordance with the respective joint venture agreements for any major transactions. Transactions with these joint ventures on the Company’s consolidated financial statements primarily relate to contributions for the funding of loans receivable at the Flagship JV. The Company and its partners are subject to the provisions of the joint ventures agreements which include provisions for when additional contributions may be required. During the nine months ended September 30, 2013, the Company made capital contributions of $3.7 million, net of received distributions of $6.0 million in accordance with the Company’s respective joint venture agreements. During the nine months ended September 30, 2012, the Company made capital contributions of $24.4 million in accordance with the Company’s respective joint venture agreements. This activity is eliminated in consolidation of the VIEs, but increase the Company’s maximum risk of loss.

Unconsolidated VIEs

The @1377 Equity Method Investment

The Company’s investment in @1377 was determined to be a VIE in which the Company was determined not to be the primary beneficiary since the joint venture partner has the ability to direct the activities that significantly impact the economic performance of the VIE and the secured loan is fully guaranteed by the joint venture partner. The Company’s maximum loss exposure is expected to change in future periods as a result of additional contributions made and any additional borrowings under its loan receivable with the VIE. Other than the initial capital contributions provided by the Company, the Company has not provided any additional subordinated financial support.

The table below includes the Company’s maximum loss exposure related to this investment as of September 30, 2013 and December 31, 2012, which is equal to the carrying value of its investment in the joint venture included in the balance sheet line item “Investment in unconsolidated entities” and the Company’s outstanding loan receivable balance held by the VIE which is included in the balance sheet line item “Real estate loans receivable” in the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 (in thousands).

Period	Investment in @1377 Development (1)	Maximum Risk of Loss
September 30, 2013	$3,573	$7,153
December 31, 2012	$3,573	$6,893

(1)	Includes the carrying amount of the investment in @1377, which represents the Company’s contribution made to the VIE.

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

International Operations

The British pound (“GBP”) is the functional currency for the Company’s subsidiaries operating in the United Kingdom, the Russian rouble (“RUB”) is the functional currency for the Company’s subsidiaries operating in Russia, the Polish zloty (“PLN”) is the functional currency for the Company’s subsidiaries operating in Poland, the Australian dollar (“AUD”) is the functional currency for the Company’s subsidiaries operating in Australia and the Euro (“EUR”) is the functional currency for the Company’s subsidiaries operating in Germany and France.

These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement accounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency transaction gains and losses are recorded in foreign currency gains (losses) on the condensed consolidated statement of operations and result from the effect of changes in exchange rates on transactions denominated in currencies other than a subsidiary’s functional currency, including transactions between consolidated subsidiaries. An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included as currency translation adjustments and are reported in the condensed consolidated statement of equity as accumulated other comprehensive gains or losses. During the three and nine months ended September 30, 2013, an intercompany loan agreement with a consolidated subsidiary in Russia was amended to change the functional currency of the loan and as a result the Company recognized $1.3 million of accumulated other comprehensive loss into earnings. Additionally, an intercompany loan with a consolidated subsidiary in Australia was repaid and as a result, the Company recognized $6.2 million of accumulated other comprehensive loss into earnings. Upon disposal of the Company’s foreign subsidiaries, the Company will remove any accumulated translation adjustment from stockholders’ equity and include it in the gain or loss on disposal in its consolidated statement of operations.

Tenant and Other Receivables

Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $0.9 million and $0.3 million at September 30, 2013 and December 31, 2012, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended September 30, 2013 and 2012, $1.4 million and $0.9 million, respectively, were amortized into interest expense. For the nine months ended September 30, 2013 and 2012, $3.8 million and $2.4 million, respectively, were amortized into interest expense.

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

Additionally, a real estate loan receivable is considered to be impaired, when based upon current events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a real estate loan receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at its effective interest rate or to the value of the underlying collateral if the real estate loan receivable is collateral dependent. Evaluating real estate loans receivable for potential impairment can require management to exercise significant judgment. No impairment was recorded for the nine months ended September 30, 2013 and 2012. Further, as of September 30, 2013 and December 31, 2012, no allowances for uncollectibility have been recorded.

Other Assets

Other assets included the following (in thousands):

	September 30, 2013	December 31, 2012
Deposits	$—	$7,767
Other (1)	10,049	6,484
Other assets	$10,049	$14,251

(1)	“Other” primarily consists of deferred tax assets, deferred offering costs related to the Second Offering and prepaid insurance and expenses.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month or quarter to which they relate. As of September 30, 2013 and December 31, 2012, respectively, the Company recorded liabilities of $24.4 million and $14.9 million related to prepaid rental payments which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $22.3 million and $13.1 million as of September 30, 2013 and December 31, 2012, respectively.

Redemption of Common Stock

The Company has recorded liabilities of $1.3 million and $0.9 million in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively, related to shares tendered for redemption and approved for redemption by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statements of equity.

Reclassifications

Certain reclassifications have been made in the condensed consolidated statement of cash flows for the nine months ended September 30, 2012 to be consistent with the 2013 presentation. Specifically, the Company reclassified amounts out of investment in properties and acquired lease intangibles to a separate line item for capital expenditures at operating properties and developments to conform to the 2013 presentation. Management believes these changes in presentation provide useful information related to the Company’s financial statements, although management does not believe these changes are necessary for the fair presentation of the Company’s financial statements.

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

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Buildings and improvements (1)	$2,225,401	$1,319,954
Less: accumulated depreciation	(79,897)	(47,197)
Buildings and improvements, net	2,145,504	1,272,757
Land	488,322	209,721
Investment property, net	$2,633,826	$1,482,478

(1)
Included in buildings and improvements is approximately $49.8 million and $13.9 million of construction-in-progress related to the Company’s multi-family developments in Houston, Texas and Miami, Florida as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$734,488	$116,196	$(74,901)
Less: accumulated amortization	(142,398)	(23,902)	10,531
Net	$592,090	$92,294	$(64,370)

As of December 31, 2012, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$407,249	$77,539	$(32,583)
Less: accumulated amortization	(84,361)	(14,895)	5,400
Net	$322,888	$62,644	$(27,183)

Amortization expense of in-place leases was $24.6 million and $15.5 million for the three months ended September 30, 2013 and 2012, respectively. Net amortization of out-of-market leases was a decrease to rental revenue of $1.5 million and $1.0 million for the three months ended September 30, 2013 and 2012, respectively.

Amortization expense of in-place leases was $62.0 million and $41.0 million for the nine months ended September 30, 2013 and 2012, respectively. Net amortization of out-of-market leases was a decrease to rental revenue of $3.9 million and $3.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Expected future amortization of in-place leases and out-of-market leases, net, for the period from October 1, 2013 through December 31, 2013 and for each of the years ending December 31, 2014 through December 31, 2017 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
October 1, 2013 through December 31, 2013	$27,912	$867
2014	101,026	5,560
2015	90,504	6,529
2016	79,048	5,970
2017	64,525	3,530

Leases

The Company has entered into non-cancelable lease agreements with tenants for space. As of September 30, 2013, the approximate fixed future minimum rentals for the period from October 1, 2013 through December 31, 2013, for each of the years ending December 31, 2014 through December 31, 2017 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
October 1, 2013 through December 31, 2013	$66,738
2014	255,766
2015	238,848
2016	217,448
2017	195,326
Thereafter	986,412
Total	$1,960,538

Pursuant to the lease agreements with certain tenants in one of its buildings, a wholly-owned subsidiary of the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the period from October 1, 2013 through December 31, 2013 and for each of the years ended December 31, 2014 through 2017 and for the period thereafter are $0.7 million, $3.0 million, $3.0 million, $2.9 million, $2.5 million and $8.1 million, respectively.

During the nine months ended September 30, 2013, the Company did not earn more than 10% of its total rental revenue from any individual tenant. Of the Company’s total rental revenue for the nine months ended September 30, 2012, approximately 10% was earned from a tenant in the accounting industry who has leases that expire in 2016, 2019 and 2024.

4. RECENT ACQUISITIONS OF REAL ESTATE

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2013 and 2012 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)	In-place Lease Intangibles (1)	Out-of- Market Lease Intangibles, Net (1)	Total (1)
2013
Mercedes Benz Bank	02/07/13	$47,643	$11,953	$7,093	$3,533	$70,222
One Westferry Circus	02/28/13	$48,874	$—	$74,693	$1,049	$124,616
465 Victoria	02/28/13	$48,788	$26,566	$17,712	$(2,233)	$90,833
Riverside Center	03/27/13	$125,014	$45,888	$30,360	$(4,170)	$197,092
New City	03/28/13	$115,208	$—	$46,117	$2,137	$163,462
825 Ann	04/30/13	$83,802	$20,669	$23,725	$—	$128,196
The Campus at Playa Vista	05/14/13	$125,567	$41,160	$37,320	$12,580	$216,627
Perspective Défense	06/21/13	$109,704	$29,039	$22,038	$5,060	$165,841
The Markets at Town Center	07/23/13	$76,067	$52,130	$19,020	$(12,210)	$135,007
The Avenue	08/12/13	$71,990	$54,940	$47,350	$(11,280)	$163,000
2300 Main	08/29/13	$27,940	$3,570	$7,990	$—	$39,500

2012
Poland Logistics Portfolio (2)	03/29/12 and 10/10/12 (3)	$97,627	$25,893	$33,062	$644	$157,226
144 Montague	04/16/12	$49,424	$13,803	$28,083	$—	$91,310
100 Brookes	07/13/12	$41,404	$8,600	$12,859	$4,737	$67,600
Minneapolis Retail Center (4)	08/01/12	$78,711	$30,792	$34,176	$(13,078)	$130,601
550 Terry Francois	08/31/12	$109,760	$41,270	$20,860	$8,110	$180,000

(1)	For acquisitions denominated in a foreign currency, amounts have been translated at a rate based on the exchange rate in effect on the acquisition date.

(2)	The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(3)
The first four industrial parks in the Poland Logistics Portfolio were acquired on March 29, 2012 and the remaining fifth industrial park, Distribution Park Sosnowiec, was acquired on October 10, 2012.

(4)	The Minneapolis Retail Center includes the acquisition of a parking garage on December 26, 2012.

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2013 and 2012 acquisitions, as of the date of the acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2013 Acquisitions:
Mercedes Benz Bank	5.0	5.0	—
One Westferry Circus (1)	8.4	9.9	13.1
465 Victoria	4.7	5.2	7.3
Riverside Center	6.2	1.0	6.9
New City (1)	4.8	4.3	3.0
825 Ann	9.5	—	—
The Campus at Playa Vista	6.7	8.6	7.1
Perspective Défense	3.8	3.8	3.8
The Markets at Town Center	9.4	0.5	7.0
The Avenue	4.1	6.8	17.2
2300 Main	5.6	—	—

2012 Acquisitions:
Poland Logistics Portfolio	4.1	5.6	3.4
144 Montague	9.6	—	—
100 Brookes	5.6	5.6	—
Minneapolis Retail Center	6.9	8.7	9.2
550 Terry Francois	5.2	5.2	—

(1)Excludes the effect of ground leases which significantly increase the weighted average useful life for these intangibles.

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the nine months ended September 30, 2013, which are included in the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2013 (in thousands):

		For the Three Months Ended	For the Nine Months Ended
2013 Acquisitions		September 30, 2013	September 30, 2013
Mercedes Benz Bank	Revenue	$1,646	$4,092
	Net income (loss)	$(33)	$(4,171)
One Westferry Circus	Revenue	$3,569	$8,216
	Net income (loss)	$(144)	$(5,259)
465 Victoria	Revenue	$2,107	$5,261
	Net income (loss)	$64	$(5,530)
Riverside Center	Revenue	$4,882	$9,990
	Net income (loss)	$820	$1,700
New City	Revenue	$3,922	$7,406
	Net income (loss)	$2,852	$(5,596)
825 Ann	Revenue	$2,841	$4,856
	Net income (loss)	$144	$(7,476)
The Campus at Playa Vista	Revenue	$5,482	$7,812
	Net income (loss)	$568	$692
Perspective Défense	Revenue	$3,903	$4,253
	Net income (loss)	$(604)	$(11,874)
The Markets at Town Center	Revenue	$2,448	$2,448
	Net income (loss)	$779	$779
The Avenue at Murfreesboro	Revenue	$2,087	$2,087
	Net income (loss)	$(272)	$(272)
2300 Main	Revenue	$379	$379
	Net income (loss)	$(335)	$(335)

The following unaudited consolidated information is presented to give effect to current year acquisitions through September 30, 2013 as if the acquisitions occurred on January 1, 2012. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $11.7 million and $13.2 million for the three months ended September 30, 2013 and 2012, respectively, and $73.2 million and $27.1 million for the nine months ended September 30, 2013 and 2012, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2012, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Pro Forma 2013	Pro Forma 2012	Pro Forma 2013	Pro Forma 2012
Revenues	$93,281	$58,460	$277,077	$237,890
Net income (loss)	$(2,646)	$(5,324)	$(14,173)	$(21,753)
Basic and diluted income (loss) per common share	$(0.01)	$(0.03)	$(0.08)	$(0.11)

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

The following unaudited consolidated information is presented to give effect to the 2012 acquisitions through September 30, 2012 as if the acquisitions occurred on January 1, 2011. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $13.2 million and $3.7 million for the three months ended September 30, 2012 and 2011, respectively, and $27.1 million and $11.2 million for the nine months ended September 30, 2012 and 2011, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2011, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Pro Forma 2012	Pro Forma 2011	Pro Forma 2012	Pro Forma 2011
Revenues	$55,318	$34,769	$163,231	$115,542
Net income (loss)	$(16)	$(14,757)	$(4,013)	$(41,620)
Basic and diluted income (loss) per common share	$—	$(0.12)	$(0.04)	$(0.36)

5. REAL ESTATE LOANS RECEIVABLE

Real estate loans receivable included the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Flagship Capital JV	$36,799	$31,381
@1377	3,580	3,320
Real estate loans receivable	$40,379	$34,701

The table below provides additional detail on the Company’s outstanding real estate loans receivable through the Flagship Capital JV as of September 30, 2013 (in thousands):

Property	Original Funding Date	Maturity Date	Interest Rate	Total Loan Commitment	Balance as of September 30, 2013
Norchester Village	3/1/2012	3/1/2014	7.75%	$4,961	$4,272
The Lakeside Apartments	12/22/2011	3/21/2015	12.00%	5,359	5,517
Bay Park Apartments	7/30/2012	7/30/2014	7.80%	3,231	3,223
Houston Retail Portfolio	8/2/2012	8/2/2015	7.60%	11,804	11,372
Motor Circle	12/28/2012	12/28/2014	8.00%	3,175	2,306
Deer Creek	2/7/2013	2/6/2015	8.00%	5,450	5,287
Casa Blanca	2/7/2013	2/6/2015	8.00%	5,628	5,211
			8.42%	$39,608	$37,188
Less: Origination fees					(389)
					$36,799

6. DEBT FINANCING

As of September 30, 2013 and December 31, 2012, the Company had approximately $2.0 billion and $858.3 million of debt outstanding, respectively, with a weighted average years to maturity of 3.3 years and 3.7 years, respectively, and a weighted average interest rate of 3.3% and 4.4%, respectively. The following table describes the Company's debt outstanding at September 30, 2013 and December 31, 2012 (in thousands):

Description	Origination or Assumption Date	Maturity Date	Interest Rate Description	Interest Rate as of September 30, 2013		Principal Outstanding at September 30, 2013	Principal Outstanding at December 31, 2012
Secured Mortgage Debt
Brindleyplace Project	7/1/2010	7/7/2015	75% fixed via swap / 25% variable	3.46%	(1)	$195,346	$195,552
Hock Plaza	9/8/2010	12/6/2015	Fixed	5.58%		77,128	77,957
Southpark	10/19/2010	12/6/2016	Fixed	5.67%		18,000	18,000
Fifty South Sixth	11/4/2010	11/4/2015	Fixed via swap	3.62%		95,000	95,000
Stonecutter Court	3/11/2011	3/11/2016	Fixed via swap	4.79%		86,917	88,527
Gogolevsky 11	8/25/2011	4/7/2021	Variable	6.51%		36,850	37,900
Campus at Marlborough	10/28/2011	12/1/2014	Fixed	5.21%		54,921	55,897
Flagship Capital JV (2)	3/8/2012	3/8/2017	Variable, subject to floor of 4.5%	4.50%		6,625	7,469
144 Montague	4/16/2012	4/16/2017	Variable, subject to interest rate cap	5.22%		52,408	58,368
100 Brookes	7/13/2012	7/31/2017	Variable, subject to interest rate cap	5.31%		40,251	44,829
Poland Logistics Portfolio	8/2/2012	6/30/2017	Variable, subject to interest rate cap	3.03%		87,312	85,937
Minneapolis Retail Center	8/2/2012	8/10/2019	Fixed	3.50%		65,500	65,500
825 Ann	11/16/2012	4/30/2016	Variable, subject to interest rate cap	4.77%		75,459	—
Mercedes Benz Bank	2/7/2013	12/31/2019	Variable, subject to interest rate cap	1.72%		46,576	—
465 Victoria	2/28/2013	2/28/2016	Variable, subject to interest rate cap	4.68%		49,547	—
New City	3/28/2013	3/28/2018	Variable, subject to interest rate cap	3.02%		110,066	—
One Westferry Circus	5/9/2013	5/5/2020	Fixed	3.30%		77,453	—
The Campus at Playa Vista	5/14/2013	6/1/2016	Variable	1.69%		115,000	—
Perspective Défense	6/21/2013	7/25/2019	Variable, subject to interest rate cap	2.72%		94,640	—

Description	Origination or Assumption Date	Maturity Date	Interest Rate Description	Interest Rate as of September 30, 2013		Principal Outstanding at September 30, 2013	Principal Outstanding at December 31, 2012
Other Notes Payable
JPMorgan Chase Revolving Credit Facility - Revolving Loan (3)	4/13/2012	5/22/2016	Variable	2.18%	(1)	357,000	—
JPMorgan Chase Revolving Credit Facility - Term Loan (3)	5/22/2013	5/22/2017	Variable	2.08%		200,000	—
WaterWall Place Construction Loan	6/29/2012	6/29/2016	Variable, subject to interest rate cap	2.43%	(1)	21,155	—
Ponce & Bird JV Construction Loan	5/10/2013	5/10/2017	Variable	2.43%	(1)	2,051	—
Total Principal Outstanding						$1,965,205	$830,936
Unamortized Discount						(820)	(1,141)
Notes Payable						$1,964,385	$829,795
Affiliates Notes Payable
WaterWall Place Construction Loan	12/15/2011	12/14/2014	Variable	2.18%		20,228	18,180
Ponce & Bird Construction Loan	7/13/2012	7/13/2015	Variable	2.18%		17,125	10,355
Notes Payable to Affiliates						$37,353	$28,535
						$2,001,738	$858,330

(1)	Represents the weighted average interest rate as of September 30, 2013.

(2)	In March 2013, the Flagship JV amended its revolving line of credit agreement to increase the maximum commitment amount to $18.3 million.

(3)
See the discussion following the heading “JPMorgan Chase Revolving Credit Agreement and Bridge Loans” for additional information regarding the Company’s Revolving Credit Facility, which was amended and restated in May 2013.

As of September 30, 2013 and December 31, 2012, the fixed-rate debt includes $328.4 million and $330.2 million, respectively, of variable-rate debt economically fixed through the use of interest rate swaps. The variable-rate debt has variable interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 1.60% to 6.25% per annum. Additionally, as of September 30, 2013, $458.8 million of the Company’s variable-rate debt was capped at strike rates ranging from 1.0% to 5.3%. See Note 7 — Derivative Instruments for more information regarding the Company’s interest rate contracts.

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

For the period from January 2013 through September 2013, the Company made draws of approximately $1.2 billion and payments of $664.7 million under its bridge loan and the Revolving Credit Facility, and incurred a loss of $1.5 million through September 30, 2013 related to its borrowings on its loans denominated in a foreign currency. From October 1, 2013 through November 13, 2013, the Company made draws of $25.0 million and payments of $35.0 million under the Revolving Credit Facility resulting in an outstanding principal balance of $547.0 million, including the effect of changes in exchange rates as of November 13, 2013.

Financial Covenants

The Company’s mortgage agreements and other financing agreements contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of September 30, 2013.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from October 1, 2013 through December 31, 2013 and for each of the years ending December 31, 2014 through December 31, 2017 and for the period thereafter. Amounts are in thousands:

	Payments due by Year
	October 1, 2013 through December 31, 2013	2014	2015	2016	2017	Thereafter
Principal payments	$2,352	$83,720	$390,903	$724,484	$390,284	$410,815

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

The table below provides additional information regarding the Company’s interest rate contracts.

Type	Effective Date	Expiration Date	Notional Amount (1)		Interest Rate Received	Pay Rate /Strike Rate
Interest rate swaps	July 7, 2010	July 7, 2015	$146,510	(2)	LIBOR	2.29%
Interest rate swap	November 4, 2010	November 4, 2015	$95,000		LIBOR	1.37%
Interest rate swap	March 11, 2011	March 11, 2016	$86,917		LIBOR	2.71%
Interest rate cap	April 16, 2012	April 16, 2017	$39,306		BBSW	5.25%
Interest rate cap	August 2, 2012	June 30, 2017	$64,984		EURIBOR	2.00%
Interest rate cap	August 13, 2012	August 13, 2015	$20,126		BBSY	4.00%
Interest rate cap	October 9, 2012	June 30, 2017	$13,505		EURIBOR	2.00%
Interest rate cap	January 7, 2013	June 29, 2016	$20,325		LIBOR	1.00%
Interest rate cap	March 11, 2013	March 31, 2018	$46,576		EURIBOR	1.50%
Interest rate cap	March 20, 2013	February 29, 2016	$25,701		BBSW	4.33%
Interest rate cap	July 30, 2013	April 30, 2016	$56,594		BBSW	4.50%
Interest rate cap	April 11, 2013 May 6, 2013	March 16, 2018	$77,047	(3)	EURIBOR	2.50%
Interest rate cap	July 25, 2013	July 25, 2019	$94,640		EURIBOR	1.70%	(4)

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the exchange rate in effect on September 30, 2013.

(2)	On July 7, 2010, the Company executed five swap agreements with identical terms with an aggregate notional amount of $146.5 million as of September 30, 2013.

(3)	On April 11, 2013 and May 6, 2013, the Company executed two interest cap agreements with identical terms with an aggregate notional amount of $77.0 million as of September 30, 2013.

(4)	Beginning in July 2016, the strike rate of this interest rate cap will increase to 2.00% for the remaining term of the interest rate cap.

The table below provides additional information regarding the Company’s current foreign currency forward contracts (in thousands).

Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
February 5, 2013	February 5, 2014	$23,492	USD/EUR	$1.35
February 22, 2013	February 5, 2014	€4,000	EUR/USD	$1.32
May 22, 2013	February 5, 2014	€7,000	EUR/USD	$1.29

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated condensed balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Assets—Derivative Instruments” and “Liabilities—Derivative Instruments” on the Company’s condensed consolidated balance sheets, as of September 30, 2013 and December 31, 2012:

	Derivative Assets		Derivative Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$(10,751)	$(15,255)
Interest rate caps	4,984	790	—	—
Foreign currency forward contracts	564	—	(11)	(198)
Total derivatives	$5,548	$790	$(10,762)	$(15,453)

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012:

	Gain (Loss) Recorded on Derivative Instruments
	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Derivatives not designated as hedging instruments:
Interest rate swaps	$831	$(1,001)	$4,324	$(2,752)
Interest rate caps	(235)	(541)	278	(761)
Foreign currency forward contracts	(462)	148	5,001	3,940
Total gain (loss) on derivatives	$134	$(1,394)	$9,603	$427

8.  DISTRIBUTIONS

The Company has declared distributions for the months of January 2012 through December 2013 at an amount equal to $0.0017808 per share, per day. Hines Moorfield UK Venture I S.A.R.L. (the “Brindleyplace JV”) declared distributions in the amount of $1.7 million and $1.6 million to Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) for the nine months ended September 30, 2013 and 2012, respectively, related to the operations of several properties acquired by the Brindleyplace JV located in Birmingham, England (the “Brindleyplace Project”).

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests (Hines Global REIT Associates Limited Partnership (“HALP”), Moorfield and Flagship Capital GP) for each of the quarters ended during 2013 and for each of the quarters ended during 2012, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands). The Company declares distributions to the Company’s stockholders as of daily record dates and aggregates and pays such distributions monthly.

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2013
September 30, 2013	$14,561	$16,079	$30,640	$638
June 30, 2013	13,265	14,551	27,816	685
March 31, 2013	12,418	13,772	26,190	554
Total	$40,244	$44,402	$84,646	$1,877
2012
December 31, 2012	$10,676	$11,606	$22,282	$1,227
September 30, 2012	9,266	10,001	19,267	711
June 30, 2012	8,236	8,865	17,101	675
March 31, 2012	7,403	7,922	15,325	546
Total	$35,581	$38,394	$73,975	$3,159

9.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid as of
Type and Recipient	2013	2012	2013	2012	September 30, 2013	December 31, 2012
Selling Commissions- Dealer Manager	$15,151	$9,458	$33,887	$23,943	$1,365	$1,598
Dealer Manager Fee- Dealer Manager	5,145	3,242	11,706	8,233	(30)	494
Issuer Costs- the Advisor	1,232	663	5,990	4,310	648	1,314
Acquisition Fee- the Advisor and affiliates of Hines	9,434	8,390	35,569	15,485	1,870	—
Asset Management Fee- the Advisor and affiliates of Hines	6,175	2,270	13,242	3,942	4,336	2,000
Other (1) - the Advisor	1,321	778	3,153	1,675	1,003	1,040
Property Management Fee- Hines	1,966	779	4,174	2,072	549	(113)
Development/Construction Management Fee- Hines	1,631	54	3,079	54	805	13
Leasing Fee- Hines	302	12	992	60	285	3
Redevelopment Construction Management- Hines	—	108	—	158	—	—
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	1,997	1,079	5,235	3,225	6,623	3,849
Due to Affiliates					$17,454	$10,198

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

@1377 Development

In June 2012, the Company entered into a $3.2 million mezzanine loan commitment plus accrued interest to provide construction financing to the @1377 development, which is being developed by an affiliate of Hines. $3.6 million and $3.3 million were outstanding under the mezzanine loan as of September 30, 2013 and December 31, 2012, respectively. See Note 1 — Organization for additional information concerning the @1377 development.

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

In April 2012, the Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that the Company’s modified funds from operations (“MFFO”), as disclosed in each quarterly report, for a particular quarter amounts to less than 100% of the aggregate distributions declared to its stockholders for such quarter. As a result of the waiver of these fees, cash flows from operations that would have been paid to the Advisor for asset management fees may be available to pay distributions to stockholders. This fee waiver is not a deferral and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. As a result of this fee waiver, the Advisor waived $3.6 million of asset management fees payable to it during the three months ended March 31, 2013. However, because MFFO exceeded distributions declared to the Company's stockholders during the three months ended June 30, 2013 and September 30, 2013, no asset management fees were waived for those periods. During the three and nine months ended September 30, 2012, the Advisor waived $1.5 million and $6.1 million in asset management fees, respectively. To date, the Advisor has waived $12.2 million in asset management fees.

10.  NONCONTROLLING INTERESTS

In July 2010, the Brindleyplace JV issued capital shares and Series B Convertible Preferred Equity Certificates (“CPEC”) to Moorfield as a result of its contributions. Further, in December 2012, the Brindleyplace JV issued capital shares and Series B3 CPEC to Moorfield as a result of an additional contribution. Distributions are declared and paid quarterly to Moorfield based on the distributable income of the Brindleyplace Project and payment of the distributions will be subject to the approval of the board of directors of the Brindleyplace JV. During the nine months ended September 30, 2013 and 2012, the Brindleyplace JV declared $1.7 million and $1.6 million of preferred dividends, respectively, to Moorfield related to the CPECs. These amounts were included in the net (income) loss attributable to noncontrolling interests in the accompanying condensed consolidated statements of operations and comprehensive income (loss) and offsets $0.2 million and $2.2 million of net loss that was attributable to Moorfield during the nine months ended September 30, 2013 and 2012, respectively, related to the results of operations of the Brindleyplace JV.

As described in Note 1 — Organization, the Company has a 97% interest in the Flagship Capital JV with Flagship Capital GP, which is the entity that owns the remaining 3% interest in the joint venture. During the nine months ended September 30, 2013 and 2012, the Flagship Capital GP made capital contributions in the amount of $0.3 million and $0.9 million, respectively, to the Flagship Capital JV. In accordance with the partnership agreement that governs the joint venture, distributions are declared and paid when the joint venture has available cash (all cash held by the joint venture less what is reasonably needed to reserve or satisfy cash needs) with respect to an investment made by the joint venture. The Flagship Capital JV declared distributions to the Flagship Capital GP for the nine months ended September 30, 2013 and 2012 of $0.2 million and $0.3 million, respectively.

Also, as described in Note 1 — Organization, the Company has an 83% interest in the Ponce & Bird JV with Ponce & Bird Holdings LLC and Ponce MF GP, LLC, which are the entities that own the remaining 17% interest in the joint venture that was formed in July 2012. There have been no contributions from the noncontrolling interests during the nine months ended September 30, 2013. Further, Ponce & Bird Holdings LLC and Ponce MF GP, LLC contributed, in total, $3.0 million in land as their initial capital contribution to the Ponce & Bird JV. No distributions have been declared to the noncontrolling interests in the Ponce & Bird JV since inception of the Ponce & Bird JV.

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

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Eurohypo, PB Capital Corporation, Landesbank Baden-Württemberg, Commonwealth Bank of Australia, Bank of Western Australia, Deutsche Pfandbriefbank AG and Crédit Agricole. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of September 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

The following table sets forth the Company’s derivatives which are measured at fair value on a recurring basis, by level within the fair value hierarchy as of September 30, 2013 and December 31, 2012 (all amounts are in thousands):

		Basis of Fair Value Measurements
Period	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Interest rate swaps	$(10,751)	$—	$(10,751)	$—
Interest rate caps	$4,984	$—	$4,984	$—
Foreign currency forwards - Assets	$564	$—	$564	$—
Foreign currency forwards - Liabilities	$(11)	$—	$(11)	$—
December 31, 2012
Interest rate swaps	$(15,255)	$—	$(15,255)	$—
Interest rate caps	$790	$—	$790	$—
Foreign currency forwards - Liabilities	$(198)	$—	$(198)	$—

Other Items

Financial Instruments Fair Value Disclosures

As of September 30, 2013, the Company estimated that the fair value of its notes payable, which had a book value of $2.0 billion, was $2.0 billion. As of December 31, 2012, the Company estimated that the fair value of its notes payable, which had a book value of $858.3 million, was $858.7 million. Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of September 30, 2013, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

As of September 30, 2013, the Company estimated that the book values of its real estate loans receivable approximate their fair values, as all such loans were entered into recently. Although the Company has determined the majority of the inputs used to value its real estate notes receivable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of real estate notes receivable utilize Level 3 inputs. However, as of September 30, 2013, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of real estate notes receivable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Financial Instruments Measured on a Nonrecurring Basis

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  There were no events during the three and nine months ended September 30, 2013 and 2012 which indicated that fair value adjustments of the Company’s long-lived assets were necessary.

12. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company's investments that are not office properties in “other” based on the geographic location of the investment, due to the Company's ownership of interests in various different types of investments that do not stand alone as their own reportable segment. The Company’s reporting segments consist of the following, based on the Company’s investments as of September 30, 2013:

•	Domestic office investments (10 investments)

•	Domestic other investments (9 investments)

•	International office investments (10 investments)

•	International other investments (7 investments)

The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments. Further, amounts related to the three and nine months ended September 30, 2012 have been reclassified into the appropriate segment to be consistent with the presentation for the three and nine months ended September 30, 2013 (all amounts are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total Revenue
Domestic office investments	$31,683	$18,302	$80,768	$50,117
Domestic other investments	17,228	10,635	42,153	24,626
International office investments	27,051	9,366	62,280	22,132
International other investments	14,119	12,043	40,737	33,075
Total Revenue	$90,081	$50,346	$225,938	$129,950

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Property revenues in excess of expenses (1)
Domestic office investments	$19,122	$10,909	$50,740	$30,961
Domestic other investments	11,105	6,764	26,286	15,212
International office investments	21,513	8,106	50,268	19,180
International other investments	9,484	8,213	26,649	22,329
Property revenues in excess of expenses	$61,224	$33,992	$153,943	$87,682

(1)	Revenues less property operating expenses, real property taxes and property management fees.

	September 30, 2013	December 31, 2012
Total Assets
Domestic office investments	$1,123,638	$680,272
Domestic other investments	775,673	412,506
International office investments	1,129,014	396,237
International other investments	509,208	532,972
Corporate-level accounts	33,115	56,585
Total Assets	$3,570,648	$2,078,572

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$61,224	$33,992	$153,943	$87,682
Depreciation and amortization	(37,985)	(22,778)	(95,360)	(60,602)
Acquisition related expenses	(2,298)	(4,855)	(37,597)	(11,577)
Asset management and acquisition fees	(15,609)	(10,660)	(48,811)	(19,427)
General and administrative expenses	(1,245)	(769)	(3,785)	(2,650)
Gain (loss) on derivatives	134	(1,394)	9,603	427
Foreign currency gains (losses)	1,627	2,728	(11,626)	446
Interest expense	(17,515)	(10,387)	(43,200)	(26,912)
Interest income	86	28	355	55
Benefit (provision) for income taxes	(1,245)	(148)	(436)	154
Net income (loss)	$(12,826)	$(14,243)	$(76,914)	$(32,404)

13. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2013 and 2012 (in thousands):

	2013	2012
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$37,343	$23,662
Cash paid for taxes	$3,793	$1,859
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$12,958	$10,281
Other receivables	$3,877	$2,233
Distributions reinvested	$43,080	$26,129
Shares tendered for redemption	$1,293	$781
Non-cash net assets (liabilities) acquired	$(11,682)	$5,550
Accrued capital additions	$7,956	$4,577
In-kind contribution from noncontrolling interest	$—	$3,000

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

15. SUBSEQUENT EVENTS

Fiege Mega Centre

In October 2013, the Company acquired Fiege Mega Centre, a logistics project located in Erfurt, Germany that consists of 952,539 square feet that is 100% leased. The contract purchase price for Fiege Mega Centre was €39.2 million (approximately $53.0 million assuming a rate of $1.35 per EUR as of the transaction date), exclusive of transaction costs and working capital reserves. The acquisition was funded with proceeds from the Company’s Revolving Credit Facility and a €23.7 million (approximately $32.1 million assuming a rate of $1.35 per EUR as of the transaction date) mortgage loan with Deutsche Pfandbriefbank AG. The loan matures on October 31, 2018 and requires interest at EURIBOR plus 1.70%.

The Company has not concluded its accounting for this recent acquisition, but it expects that the purchase price will primarily be allocated to building, land and intangible assets and liabilities.

Probable Acquisitions

In October 2013, the Company entered into a contract to acquire 55 M Street, an office building located in Washington, D.C. that consists of 266,566 square feet of rentable area that is 89% leased. The contract purchase price is expected to be approximately $140.9 million, exclusive of transaction costs and working capital reserves. The acquisition will be funded with a combination of available cash and the Company’s Revolving Credit Facility. The Company expects to close on this acquisition during the fourth quarter of 2013. There can be no assurances that this acquisition will be consummated, and if the Company elects not to close on this acquisition, it could potentially forfeit its $15.0 million earnest money deposit funded in October 2013.

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

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

—
We have a limited operating history and the prior performance of other Hines affiliated entities may not be a good measure of our future results; therefore, there is no assurance we will be able to achieve our investment objectives;

—
Our current offering is a best efforts offering and as such, the risk that we will not be able to accomplish our business objectives and that the poor performance of a single investment will materially adversely affect our overall investment performance, will increase if we do not sell a substantial number of additional shares in the offering;

—
Whether we will have the opportunity to invest offering and distribution reinvestment plan proceeds to acquire properties or other investments or whether such proceeds will be needed to redeem shares or for other purposes, and if proceeds are available for investment, our ability to make such investments in a timely manner and at appropriate amounts that provide acceptable returns;

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines Global REIT Properties, LP (the “Operating Partnership”) were formed in December 2008 and January 2009, respectively, to invest in a diversified portfolio of quality commercial real estate properties and related investments in the United States and internationally. On August 5, 2009, we commenced our initial public offering of common stock for sale to the public (the “Initial Offering”) which expired on February 1, 2013. We commenced a follow-on offering effective February 4, 2013, through which we are offering up to $3.5 billion in shares of common stock (the “Second Offering”). Collectively, through our public offerings, we have received gross offering proceeds of $2.0 billion from the sale of 201.5 million shares through September 30, 2013. Our board of directors established our offering price of $10.28 per share for the Second Offering, which represents an increase of $0.28 per share from our Initial Offering price of $10.00 per share. The increase in the offering price was largely due to a 4.2% appreciation of our real estate property investments and a 0.9% increase due to favorable movements in currency exchange rates since the acquisition of our international real estate property investments. The increase in the offering price from the appreciation of our real estate property investments was partially offset by the dilution created by distributions paid to stockholders in excess of the portfolio’s operations during the Initial Offering.

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. These investments could include a variety of asset types in the US and internationally such as office, retail, industrial, multi-family, etc. In addition, we may invest in operating properties, properties under development and undeveloped properties or real estate-related investments such as real estate securities or debt. We fund our acquisitions primarily with proceeds from our public offerings and debt financing. As of September 30, 2013, we owned interests in 36 real estate investments which contain, in the aggregate, 11.2 million square feet of leasable space.

These investments consisted of:

•	Domestic office investments (10 investments)

•	Domestic other investments (9 investments)

•	International office investments (10 investments)

•	International other investments (7 investments)

Our portfolio is comprised of approximately 56% domestic and 44% international investments (based on our pro rata share of the estimated value of each of the investments). We believe that this diversification is directly in-line with our investment strategies of maintaining a well-diversified real estate portfolio and providing additional diversification across currencies.

The following tables provide additional information regarding each of the properties in which we owned an interest as of September 30, 2013 and Fiege Mega Centre, which was acquired in October 2013.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Office Investments
17600 Gillette	Irvine, California	Office	6/2010; $20.4	13.4%	98,925	100%
Hock Plaza	Durham, North Carolina	Office	9/2010; $97.9	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	Office	11/2010; $185.0	7.4%	698,783	95%
250 Royall	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	95%
9320 Excelsior	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	282,773	100%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	98%
The Campus at Playa Vista	Los Angeles, California	Office	5/2013; $216.6	5.7%	324,955	96%
2300 Main	Irvine, California	Office	8/2013; $39.5	6.4%	132,064	100%
Total for Domestic Office Investments					3,346,694	97%

Domestic Other Investments
Southpark	Austin, Texas	Industrial	10/2010; $31.2	8.5%	372,125	96%
Fisher Plaza	Seattle, Washington	Mixed-Use	12/2011; $160.0	7.9%	293,727	96%
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	380,649	97%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,425	94%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	747,497	94%
Total for Domestic Other Investments					2,111,423	95%

International Office Investments
Stonecutter Court	London, England	Office	3/2011; $145.6	6.8%	152,808	100%
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	85,736	100%
144 Montague	Brisbane, Australia	Office	4/2012; $91.3	8.7%	164,839	100%
100 Brookes St.	Brisbane, Australia	Office	7/2012; $67.6	10.5%	105,637	100%
Mercedes Benz Bank	Stuttgart, Germany	Office	2/2013; $70.2	8.8%	255,926	100%
465 Victoria	Sydney, Australia	Office	2/2013; $90.8	8.0%	171,652	97%
One West Ferry Circus	London, England	Office	2/2013; $124.6	7.4%	218,900	97%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,171	100%
825 Ann	Brisbane, Australia	Office	4/2013; $128.2	8.0%	206,505	93%
Perspective Défense	Paris, France	Office	6/2013; $165.8	8.5%	289,670	100%
Total for International Office Properties					2,135,844	99%

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
International Other Investments
Brindleyplace Project	Birmingham, England	Mixed-Use	7/2010; $282.5	7.0%	566,048	90%
FM Logistic	Moscow, Russia	Industrial	4/2011; $70.8	11.2%	748,578	100%
Poland Logistics Portfolio	Poland	Industrial	03/2012 & 10/2012; $157.2	8.1%	2,267,631	96%
Fiege Mega Centre	Erfurt, Germany	Industrial	10/2013; $53.0	7.7%	952,530	100%
Total for International Other Investments					4,534,787	97%
Total for All Investments					12,128,748	97%	(4)

(1)
Represents the percentage leased based on the effective ownership of the Operating Partnership in the properties listed. On September 30, 2013, the Company owned a 99.99% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. We own a 60% interest in the Brindleyplace Project through our investment in the Brindleyplace JV. See Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions for additional information concerning the Brindleyplace Project and the Brindleyplace JV.

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

The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of each property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions, with respect to each property, that in-place tenants will continue to perform under their lease agreements during the 12 months following our acquisition of the property.  In addition, with respect to the Brindleyplace Project, Hock Plaza, Southpark, Fifty South Sixth, Fisher Plaza, the Poland Logistics Portfolio, the Minneapolis Retail Center, 465 Victoria, One West Ferry Circus, Riverside Center, 825 Ann, the Campus at Playa Vista, the Markets at Town Center and the Avenue at Murfreesboro, these included assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.

(4)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is also 97%.

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

•
@1377 — @1377 is a multi-family development project in Atlanta, Georgia, in which we have 51.7% ownership interest, and which is being developed by an affiliate of Hines. The estimated total cost of the project is expected to be $33.4 million and the project will consist of 215 units upon completion. Construction began in July 2012 and is expected to be completed by March 2014, although there can be no assurances as to when construction will be completed.

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

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which provides for financing of real estate projects up to $69.3 million. The joint venture has seven loans receivable, totaling $36.8 million, outstanding as of September 30, 2013. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP.

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

Financial Condition, Liquidity and Capital Resources

To date, our principal demands for funds have been to purchase real estate properties and make other real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on indebtedness. Generally, we expect to meet operating cash needs from our cash flows from operating activities, and we expect to meet cash needs for acquisitions and investments from the net proceeds of our public offerings and from debt proceeds. Through September 30, 2013, the Company raised $2.0 billion of gross offering proceeds from its public offerings, including $335.4 million from the Second Offering. In July 2013, we announced that we expect to terminate the Second Offering at the earlier of the date by which we raise an additional $500 million to $750 million of offering proceeds or June 30, 2014. We will continue to monitor these factors during the course of the Second Offering, and our board of directors reserves the right to adjust the anticipated offering termination date to an earlier or later date, as it deems appropriate, in its sole discretion.

One of our primary concerns is to invest proceeds raised from our offerings as quickly and prudently as possible. In 2010, a significant amount of investment capital began pursuing high-quality, well-located assets and these conditions caused aggressive competition and higher pricing for assets which match our investment strategy.  Accordingly, we experienced delays in investing our public offering proceeds which, combined with higher pricing, caused us to reduce the amount of per share, per day distributions declared from $0.00191781 to $0.0017808 effective January 1, 2012. See “Cash Flows from Financing Activities – Distributions” later in this section for additional information regarding our distributions. As of September 30, 2013, substantially all of the proceeds from our public offerings raised to date had been invested in or committed to various real estate investments.

Until the proceeds from our public offerings are fully invested, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from our public offerings. In April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that our modified funds from operations (“MFFO”), as disclosed in each of our quarterly reports, for a particular quarter amounts to less than 100% of the aggregate distributions declared for such quarter. This fee waiver is not a deferral and accordingly, these fees will not be paid to our Advisor in cash at any time in the future. As a result of this waiver, the Advisor waived $3.6 million of asset management fees payable to it during the three months ended March 31, 2013. However, because MFFO exceeded distributions declared to our stockholders during the three months ended June 30, 2013 and September 30, 2013, no asset management fees were waived for those periods. During the three and nine months ended September 30, 2012, our Advisor waived $1.5 million and $6.1 million in asset management fees, respectively. To date, the Advisor has waived $12.2 million in asset management fees. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from this offering, cash advances by our Advisor and cash resulting from a waiver or deferral fees.

We believe that the proper use of leverage can enhance returns on real estate investments. We expect that once we have fully invested the proceeds of our offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. As of September 30, 2013, our portfolio was 53% leveraged, based on the values of our real estate investments. At that time, we had $2.0 billion of principal outstanding under our various loan agreements with a weighted average interest rate of 3.3%, including the effects of related interest rate swaps. As of December 31, 2012, our portfolio was 39% leveraged, based on the aggregate purchase price of our real estate investments, and we had $858.3 million of principal outstanding under various loan agreements with a weighted average interest rate of 4.4%, including the effects of related interest rate swaps.

The discussions below provide additional details regarding our cash flows.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 was $25.8 million compared to $21.8 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we paid $70.9 million in acquisition fees and acquisition-related expenses related to our acquisition of eleven properties with an aggregate purchase price of $1.5 billion. During the nine months ended September 30, 2012, we paid $28.7 million in acquisition fees and acquisition-related expenses related to our acquisition of eight properties with a net purchase price of $596.0 million. Excluding these fees and expenses, operating cash flows increased by $46.1 million between these periods as a result of our significant acquisition activity.

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to payments made for the acquisition of our real estate investments, including deposits for pending acquisitions and activities related to our loans receivable. During the nine months ended September 30, 2013, we paid $1.5 billion related to our acquisition of eleven real estate investments. We also paid $9.1 million in capital expenditures at our operating properties and paid $31.3 million in capital expenditures at our multi-family development projects in Houston, Texas and Miami, Florida during the nine months ended September 30, 2013. Additionally, during the nine months ended September 30, 2013, we made real estate loans of $12.4 million and received proceeds from the collection of real estate loans receivable of $6.8 million.

By comparison, during the nine months ended September 30, 2012, we paid $565.5 million related to eight acquisitions and paid $1.3 million related to deposits on pending acquisitions. We made real estate loans of $28.7 million and received proceeds from the collection of real estate loans receivable of $3.1 million. Further, we paid $14.6 million in capital expenditures at our properties and investments in our multi-family development project in Houston, Texas. We also paid $3.6 million related to our investment in Ashford during the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, we had an increase in restricted cash of $6.5 million primarily related to escrows required by several of our outstanding mortgage loans. During the nine months ended September 30, 2012, restricted cash increased $1.2 million related to such escrows.

Cash Flows from Financing Activities

Public Offerings

During the nine months ended September 30, 2013 and 2012, respectively, we raised proceeds of $469.5 million and $329.0 million from our public offerings, excluding proceeds from the distribution reinvestment plan. In addition, during the nine months ended September 30, 2013 and 2012, respectively, we redeemed $14.3 million and $8.0 million in shares of our common stock through our redemption plan.

In addition to the investing activities described above, we use proceeds from our public offerings to make certain payments to the Advisor, Hines Securities, Inc. (the “Dealer Manager”) and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the nine months ended September 30, 2013 and 2012, respectively, we made payments of $52.2 million and $35.9 million, for selling commissions, dealer manager fees and issuer costs related to our public offerings. The increase is primarily related to an increase in the proceeds raised from our public offerings for the nine months ended September 30, 2013.

Distributions

We have declared distributions for the months of January 2012 through December 2013 at an amount equal to $0.0017808 per share, per day. Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan.

Distributions paid to stockholders (including those reinvested in stock) during the three and nine months ended September 30, 2013 were $29.6 million and $82.2 million, respectively. Distributions paid to stockholders during the three and nine months ended September 30, 2012 were $18.6 million and $50.4 million, respectively.

Hines Moorfield UK Venture I S.A.R.L. (the “Brindleyplace JV”) declared distributions related to the operations of the Brindleyplace Project of $1.7 million and $1.6 million to Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) for the nine months ended September 30, 2013 and 2012, respectively. The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders (Hines Global REIT Associates Limited Partnership, Moorfield and Flagship Capital GP) as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities (1)
2013
September 30, 2013	$14,561	$16,079	$30,640	$638	$4,234	14%	$27,044	86%
June 30, 2013	13,265	14,551	27,816	685	20,934	73%	7,567	27%
March 31, 2013	12,418	13,772	26,190	554	643	2%	26,101	98%
Total	$40,244	$44,402	$84,646	$1,877	$25,811	30%	$60,712	70%
2012
December 31, 2012	$10,676	$11,606	$22,282	$1,227	$17,017	72%	$6,492	28%
September 30, 2012	9,266	10,001	19,267	711	1,435	7%	18,543	93%
June 30, 2012	8,236	8,865	17,101	675	5,746	32%	12,030	68%
March 31, 2012	7,403	7,922	15,325	546	14,652	92%	1,219	8%
Total	$35,581	$38,394	$73,975	$3,159	$38,850	50%	$38,284	50%

(1)	Cash flows from financing activities includes proceeds from our public offerings and proceeds from debt financings.

In our initial quarters of operations, and from time to time thereafter, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We funded 70% of total distributions for the nine months ended September 30, 2013 and 50% of total distributions for the year ended December 31, 2012, respectively, with cash flows from financing activities, which include proceeds from our public offerings and proceeds from our debt financings. Also, during the nine months ended September 30, 2013 and 2012, respectively, we paid $70.9 million and $28.7 million in acquisition fees and expenses. Under accounting principles generally accepted in the United States (“GAAP”), acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital. See “— Results of Operations — Funds from Operations and Modified Funds from Operations” for additional information regarding our fund performance.

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association to provide funding for near-term investment or working capital needs. During the nine months ended September 30, 2013, we entered into $572.1 million of mortgage financing with a weighted average interest rate of 3.0%, related to our acquisitions. Additionally, two of our multi-family development projects borrowed $31.3 million to fund construction costs. The Flagship JV borrowed an additional $3.9 million under its revolving credit facility related to the funding of its loans receivable during the period and made payments of $4.7 million on its revolving credit facility.

During nine months ended September 30, 2013, we also borrowed $1.2 billion under our Revolving Credit Facility and bridge loan and made payments of $664.7 million. We replaced the bridge loan that we entered into in March 2013 with additional financing under our Revolving Credit Facility, which is discussed further in Note 6 — Debt Financing. During the nine months ended September 30, 2013, we settled forward contracts that hedged against the 56.3 million AUD payment ($58.5 million as of the date of the transaction) on the 144 Montague credit facility in February 2013 and we received proceeds of $5.3 million as a result of these settlements, which is shown as a reduction in cash paid on our notes payable on our condensed consolidated cash flow statement. Additionally, in August 2013, we borrowed 56.3 million AUD ($51.4 million based on an exchange rate of $0.91 per AUD of the date of the transaction).

During the nine months ended September 30, 2013, we made payments of $9.4 million for financing costs related to our loans and $3.9 million related to our interest rate caps.

During the nine months ended September 30, 2012, we entered into $234.6 million of mortgage financing with a weighted average interest rate of 4.68%, related to the acquisition of eight operating properties with an aggregate net purchase price of $596.0 million. Additionally, two of our multi-family development projects borrowed $12.3 million to fund construction costs and the Flagship JV borrowed $7.5 million related to its investments in loans receivable. Additionally, during the nine months ended September 30, 2012 we received proceeds of $492.5 million and made payments of $402.6 million related to the Revolving Credit Facility and bridge loans that were outstanding during that period in 2012. During the nine months ended September 30, 2012, we also made payments of $5.2 million and $1.6 million for financing costs related to our loans and payments related to our interest rate caps, respectively.

Results of Operations

Same-store Analysis

We owned 36 real estate investments that were 97% leased as of September 30, 2013, compared to 20 real estate investments that were 95% leased as of September 30, 2012. As we are currently in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties, as indicated by the same-store analysis in the tables below. Recent acquisitions are also responsible for the increases in depreciation and amortization, interest expense, interest income and income tax provision identified in the tables above.

The following table presents the property-level revenues in excess of expenses for the three months ended September 30, 2013, as compared to the same period in 2012, by reportable segment. Same-store properties for the three months ended September 30, 2013 include 14 properties owned as of July 1, 2012. All amounts are in thousands, except for percentages:

	Three Months Ended September 30,		Change
	2013	2012	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	9,298	9,762	(464)	(5)%
Domestic other investments	5,395	4,849	546	11%
International office investments	6,442	6,735	(293)	(4)%
International other investments	8,897	8,230	667	8%
Total same-store properties	30,032	29,576	456	2%
Recent acquisitions	31,192	4,416	26,776	606%
Total property revenues in excess of expenses	$61,224	$33,992	$27,232	80%

Other
Depreciation and amortization	$37,985	$22,778	$15,207	67%
Interest expense	$17,515	$10,387	$7,128	69%
Interest income	$86	$28	$58	207%
Income tax provision	$1,245	$148	$1,097	741%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

In total, property revenues in excess of expenses of the same-store properties increased 2% for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. See bullet points below describing variances in our property revenues in excess of expenses at our same-store properties:

•	Domestic office investments:

◦	We experienced an increase in property taxes at one of our properties due to higher property valuations and tax rates during the three months ended September 30, 2013.

•	Domestic other investments:

◦
We experienced an increase in interest income earned on our real estate loans receivable from the Flagship Capital JV during the three months ended September 30, 2013 due to an increase in our loan real estate receivable balance. As of September 30, 2013, our loans receivable balance from the Flagship Capital JV was $36.8 million as compared to $29.1 million at September 30, 2012.

•	International office investments:

◦
The weighted average exchange rate between the Australian dollar and US dollar declined by more than 10% during the three months ended September 30, 2013, which reduced property revenues in excess of expenses at our Australian properties during the three months ended September 30, 2013 as compared to the same period in 2012.

•	International other investments:

◦
There was an increase in property revenues at the Brindleyplace Project due to an increase in its percentage leased. As of September 30, 2013, the Brindleyplace Project was 90% leased compared to 67% leased as of September 30, 2012.

The following table presents the property-level revenues in excess of expenses for the nine months ended September 30, 2013, as compared to the same period in 2012, by reportable segment. Same-store properties for the nine months ended September 30, 2013 include 12 properties owned as of January 1, 2012. All amounts are in thousands, except for percentages:

	Nine Months Ended September 30,		Change
	2013	2012	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$28,885	$29,743	$(858)	(3)%
Domestic other investments	15,054	13,357	1,697	13%
International office investments	13,310	13,676	(366)	(3)%
International other investments	18,174	18,015	159	1%
Total same-store properties	$75,423	$74,791	$632	1%
Recent acquisitions	78,520	12,891	65,629	509%
Total property revenues in excess of expenses	$153,943	$87,682	$66,261	76%

Other
Depreciation and amortization	$95,360	$60,602	$34,758	57%
Interest expense	$43,200	$26,912	$16,288	61%
Interest income	$355	$55	$300	545%
Income tax provision (benefit)	$436	$(154)	$590	(383)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

In total, property revenues in excess of expenses of our same-store properties increased by 1% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. See bullet points below describing variances in our property revenues in excess of expenses at our same-store properties:

•	Domestic office investments:

◦	We experienced an increase in property taxes at one of our properties due to higher property valuations and tax rates for the nine months ended September 30, 2013.

◦	One of our properties experienced an early lease termination during the nine months ended September 30, 2013, which reduced property revenues for the property.

•	Domestic other investments:

◦
We experienced an increase in interest income earned on our real estate loans receivable from the Flagship Capital JV for the nine months ended September 30, 2013 due to an increase in our loan real estate receivable balance. As of September 30, 2013, our loans receivable balance from the Flagship Capital JV was $36.8 million as compared to $29.1 million at September 30, 2012.

•	International office investments:

◦
The weighted average exchange rate between the GBP and the US Dollar declined by approximately 2% during the nine months ended September 30, 2013, which reduced our property revenues in excess of expenses at Stonecutter Court as compared to the same period in 2012.

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

The table below summarizes the activity related to our derivatives for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gain (loss) on interest rate contracts	$596	$(1,542)	$4,602	$(3,513)
Unrealized gain (loss) on foreign currency forward contracts	(1,118)	148	750	2,255
Gain (loss) on settlement of foreign currency forward contracts	656	—	4,251	1,685
Gain (loss) on derivative instruments	$134	$(1,394)	$9,603	$427

Other Expenses

During the nine months ended September 30, 2013, we invested in eleven real estate investments with an aggregate net purchase price of $1.5 billion, compared to eight real estate investments during the nine months ended September 30, 2012 for a net purchase price of $596.0 million. The table below provides detail relating to our asset management and acquisition fees, acquisition-related expenses, and general and administrative expenses for the three and nine months ended September 30, 2013 and 2012.  These fees and expenses were generally higher for the three and nine months ended September 30, 2013 than for the same periods in 2012, primarily due to our acquisition of more real estate investments in 2013. All amounts in thousands, except percentages:

	Three Months Ended September 30,		Change
	2013	2012	$	%
Acquisition fee	$9,434	$8,390	$1,044	12%
Asset management fee	$6,175	$2,270	$3,905	172%
Asset management and acquisition fees	$15,609	$10,660	$4,949	46%

Acquisition-related expenses	$2,298	$4,855	$(2,557)	(53)%
General and administrative expenses	$1,245	$769	$476	62%

	Nine Months Ended September 30,		Change
	2013	2012	$	%
Acquisition fee	$35,569	$15,485	$20,084	130%
Asset management fee	$13,242	$3,942	$9,300	236%
Asset management and acquisition fees	$48,811	$19,427	$29,384	151%

Acquisition-related expenses	$37,597	$11,577	$26,020	225%
General and administrative expenses	$3,785	$2,650	$1,135	43%

We pay our Advisor acquisition fees equal to 2.25% of the net purchase price of our real estate investments. Also, acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. These costs vary significantly from one acquisition to another. Acquisition-related expenses decreased for the three months ended September 30, 2013, as compared to the same period in 2012, primarily due to our acquisition of an international property during the three months ended September 30, 2012. Acquisition-related expenses are generally higher for international acquisitions than domestic acquisitions.

We also pay monthly asset management fees to our Advisor based on an annual fee equal to 1.5% of the amount of net equity capital invested in real estate investments. However, in April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it for each quarter in 2012 and 2013 to the extent that our MFFO, as disclosed in each quarterly report, for a particular quarter amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. This fee waiver is not a deferral and, accordingly, these fees will not be paid to the Advisor in cash at any time in the future. As a result of this fee waiver, our Advisor waived $3.6 million of asset management fees payable to it during the three months ended March 31, 2013. However, because MFFO exceeded distributions declared to our stockholders during the three months ended June 30, 2013 and September 30, 2013, no asset management fees were waived for those periods. During the three and nine months ended September 30, 2012, our Advisor waived $1.5 million and $6.1 million in asset management fees, respectively. To date, our Advisor has waived $12.2 million in asset management fees.

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

Foreign currency gains (losses)

Foreign currency gains (losses) primarily reflect the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than our functional currencies. During the nine months ended September 30, 2013 and 2012, these losses primarily related to the effect of remeasuring our borrowings denominated in a foreign currency into U.S. dollars and the changes in the foreign currency to the U.S. dollar exchange rate between the date of the borrowing and September 30, 2013 and 2012.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the three and nine months ended September 30, 2013 and 2012 and the period from inception (December 10, 2008) through September 30, 2013. As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the two periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (December 10, 2008) through September 30, 2013
	2013	2012	2013	2012
Net income (loss)	$(12,826)	$(14,243)	$(76,914)	$(32,404)	$(201,041)
Depreciation and amortization (1)	37,985	22,778	95,360	60,602	249,286
Adjustments for noncontrolling interests (2)	(1,327)	(775)	(3,639)	(2,209)	(7,520)
Funds from operations	23,832	7,760	14,807	25,989	40,725
Loss (gain) on derivative instruments (3)	(134)	1,394	(9,603)	(427)	2,723
Loss (gain) on foreign currency (4)	(1,048)	(2,687)	11,296	(341)	10,841
Other components of revenues and expenses (5)	(2,962)	(532)	(4,220)	(1,729)	(7,447)
Acquisition fees and expenses (6)	11,732	13,166	73,094	26,934	146,834
Adjustments for noncontrolling interests (2)	768	166	1,755	464	(4,310)
Modified Funds From Operations	$32,188	$19,267	$87,129	$50,890	$189,366
Basic and Diluted Loss Per Common Share Attributable to Common Stockholders	$(0.07)	$(0.12)	$(0.45)	$(0.30)	$(2.81)
Funds From Operations Per Common Share	$0.13	$0.07	$0.08	$0.25	$0.58
Modified Funds From Operations Per Common Share	$0.17	$0.16	$0.50	$0.48	$2.71
Weighted Average Shares Outstanding	187,205	117,695	174,250	105,985	69,798

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

(5)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (December 10, 2008) through September 30, 2013
	2013	2012	2013	2012
Straight-line rent adjustment (a)	$(4,758)	$(2,187)	$(9,349)	$(5,824)	$(22,287)
Amortization of lease incentives (b)	433	152	1,092	264	1,808
Amortization of out-of-market leases (b)	1,488	1,047	3,947	3,125	11,601
Other	(125)	456	90	706	1,431
	$(2,962)	$(532)	$(4,220)	$(1,729)	$(7,447)

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

•
Amortization of deferred financing costs was $1.4 million and $0.9 million for the three months ended September 30, 2013 and 2012, respectively. Amortization of deferred financing costs was $3.8 million and $2.4 million for the nine months ended September 30, 2013 and 2012, respectively.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from our public offerings. Our Advisor waived $3.6 million of asset management fees payable to it during the three months ended March 31, 2013. However, because MFFO exceeded distributions declared to our stockholders during the three months ended June 30, 2013 and September 30, 2013, no asset management fees were waived for those periods. During the three and nine months ended September 30, 2012, our Advisor waived $1.5 million and $6.1 million in asset management fees, respectively. To date, our Advisor has waived $12.2 million in asset management fees. See “Results of Operations — Same-store Analysis — Other Expenses," for additional information regarding our asset management fee waiver. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

From inception through September 30, 2013, we declared distributions to our stockholders totaling $219.8 million, compared to total aggregate FFO of $40.7 million and cash flows from operating activities of $72.0 million. For the nine months ended September 30, 2013, we declared distributions to our stockholders totaling $84.6 million, compared to total aggregate FFO of $14.8 million. For the nine months ended September 30, 2012, we declared distributions to our stockholders totaling $51.7 million, compared to total aggregate FFO of $26.0 million. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income and FFO. From inception through September 30, 2013, we incurred acquisition fees and expenses totaling $146.8 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Fiege Mega Centre

In October 2013, we acquired Fiege Mega Centre, a logistics project located in Erfurt, Germany that consists of 952,539 square feet that is 100% leased. The contract purchase price for Fiege Mega Centre was €39.2 million (approximately $53.0 million assuming a rate of $1.35 per EUR as of the transaction date), exclusive of transaction costs and working capital reserves. The acquisition was funded with proceeds from our Revolving Credit Facility and a €23.7 million (approximately $32.1 million assuming a rate of $1.35 per EUR as of the transaction date) mortgage loan with Deutsche Pfandbriefbank AG. The loan matures on October 31, 2018 and requires interest at EURIBOR plus 1.70%.

Probable Acquisitions

In October 2013, we entered into a contract to acquire 55 M Street, an office building located in Washington, D.C. that consists of 266,566 square feet of rentable area that is 89% leased. The contract purchase price is expected to be approximately $140.9 million, exclusive of transaction costs and working capital reserves. The acquisition will be funded with a combination of available cash and proceeds from our Revolving Credit Facility. We expect to close on this acquisition during the fourth quarter of 2013. There can be no assurances that this acquisition will be consummated, and if we elect not to close on this acquisition, we could potentially forfeit our $15.0 million earnest money deposit funded in October 2013.

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

At September 30, 2013, we had fixed-rate debt of $621.4 million and variable-rate debt of $1,381.1 million, after adjusting for the $328.4 million notional amount of our interest rate swap contracts. If interest rates were to increase by 1% and all other variables were held constant, we would incur $13.8 million in additional annual interest expense associated with our variable-rate debt. Additionally, we have notional amounts of approximately $458.8 million in interest rate caps to cap our variable-rate debt. As of September 30, 2013, the variable interest rates did not exceed their capped interest rates.

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

Additionally, we are typically a net receiver of these foreign currencies, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. The table below identifies the effect that an 10% immediate, unfavorable change in the exchange rates would have on our equity in these international real estate investments and their net income for the most recently completed period, by foreign currency (in thousands)(1):

	Reduction in Book Value as of September 30, 2013	Reduction in Net Income (Loss) for the Nine Months Ended September 30, 2013
AUD	$8,185	$1,192
EUR	$16,187	$6,972
GBP	$22,702	$711

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of November 13, 2013, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our 2012 Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, we did not sell or issue any equity securities that were not registered under the Securities Act.

All eligible requests for redemption that were received for the three months ended September 30, 2013 were redeemed and the redemptions were funded with proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
July 1, 2013 to July 30, 2013	330,712	$9.53	330,712	169,081
August 1, 2013 to August 31, 2013	165,965	$9.71	165,965	366,288
September 1, 2013 to September 30, 2013	105,488	$9.56	105,488	448,488
Total	602,165		602,165

(1)
This amount represents the number of shares available for redemption on September 30, 2013. Our share redemption program was first announced at the commencement of our initial public offering in February 2009. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year, and unless our board of directors determines otherwise, redemptions will be further limited to the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder.

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

HINES GLOBAL REIT, INC.

November 13, 2013	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

November 13, 2013	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.		Description
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

31.1	*	Certification
31.2	*	Certification
32.1
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

101	*
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 13, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*		Filed herewith