Form 10-K
period 2013-12-31
Hines Global REIT, Inc.
filed 2014-03-27
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
The registrant had 260.9 million shares of common stock outstanding as of March 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement in connection with its 2014 annual meeting of stockholders are incorporated by reference in Part III.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, potential future acquisitions, the completion of projects in development, economic conditions that may impact our operations, our future leverage and financial position, our future capital expenditures, future distributions, other developments and trends in the commercial real estate industry and our business strategy. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.

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

Item 1.  Business

General Description of Business and Operations

Hines Global REIT, Inc. (“Hines Global”) was incorporated under the Maryland General Corporation Laws on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global raised approximately $1.7 billion in gross proceeds through its first offering of up to $3.5 billion of shares of its common stock (the “Initial Offering”), prior to the termination of the Initial Offering on February 1, 2013. Hines Global commenced a follow-on offering, effective February 4, 2013, through which it is offering up to approximately $3.5 billion in shares of common stock (the “Second Offering”) and has raised $993.7 million from the sale of 97.2 million shares through March 21, 2014. Hines Global currently anticipates that the Second Offering will terminate on or before April 11, 2014. Our board of directors established a new offering price of $10.40 per share effective March 4, 2014. Previously, in February 2013, our board of directors established an offering price of $10.28 per share. The increase in our per share offering price is largely due to a 4.7% increase in our real estate values when such values are compared to (i) the previously determined appraised value of our assets (for assets that were acquired prior to 2013) and (ii) to the cost of our assets that were acquired during 2013. Please see “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” for a description for the determination of the new offering price for the Second Offering.

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

Hines Global made its initial real estate investment in June 2010 and as of December 31, 2013, owned interests in 38 real estate investments which contain, in the aggregate, 12.4 million square feet of leasable space. The Company’s investments consisted of the following:

•	Domestic office investments (11 investments)

•	Domestic other investments (9 investments)

•	International office investments (10 investments)

•	International other investments (8 investments)

Discussed below are additional details related to our investments in multi-family projects and investments in real estate related debt, each of which is included in our domestic other investments segment. All other investments are operating real estate investments.

•
WaterWall Place JV — 93% interest in a joint venture that was formed to invest in a multi-family development project in Houston, Texas. The estimated total cost of the project is expected to be $65.0 million and the project will consist of 322 units upon completion. An affiliate of Hines Interests Limited Partnership (“Hines”) owns the remaining 7% interest in this joint venture. As of December 31, 2013, 41 units have been delivered and 48 leases have been executed. Construction began in July 2012 and is expected to be completed by June 2014, although there can be no assurances as to when construction will be completed.

•
@1377 — @1377 is a multi-family development project in Atlanta, Georgia, which is being developed by an affiliate of Hines. The estimated total cost of the project is expected to be $33.4 million and the project will consist of 215 units upon completion. As of December 31, 2013, 171 units had been delivered and 106 leases had been executed. Construction began in July 2012 and was substantially complete in March 2014 with all 215 units delivered.

•
Ponce & Bird JV — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. The estimated total cost of the project is expected to be $66.0 million and the project will consist of 276 units upon completion. Affiliates of Hines own the remaining 17% interest in this joint venture. Construction began in April 2013 and is expected to be completed by December 2014, although there can be no assurances as to when construction will be completed.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. We have committed to investing up to $49.4 million into the Flagship JV. The joint venture has eight loans receivable, totaling $39.6 million, outstanding as of December 31, 2013. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP.

We have no employees. Our business is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of Hines, under the terms and conditions of an advisory agreement between us and the Advisor (the “Advisory Agreement”). As compensation for these services, we pay the Advisor asset management, acquisition, debt financing and disposition fees and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the advisory agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by or for the benefit of Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 3,350 employees have over 50 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Our office is located at 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Our telephone number is 1-888-220-6121. Our web site is www.HinesSecurities.com. The information on our website is not incorporated by reference into this report.

Primary Investment Objectives

Our primary investment objectives are to:

•	preserve invested capital;

•	invest in a diversified portfolio of quality commercial real estate properties and other real estate investments;

•	pay regular cash distributions;

•	achieve attractive total returns upon the ultimate sale of our investments or occurrence of another liquidity event; and

•	remain qualified as a real estate investment trust (“REIT”) for federal income tax purposes.

Acquisition and Investment Policies

We have invested and expect to continue to invest primarily in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. We may purchase properties or make other real estate investments that relate to varying property types including but not limited to office, retail, industrial and multi-family. We may invest in operating properties, properties under development, and undeveloped properties such as land. Other real estate investments may include equity or debt interests, including securities in other real estate entities and debt related to properties such as mortgages, mezzanine loans, bridge loans, construction loans and securitized debt. We believe that there is an opportunity to create attractive total returns by employing a strategy of investing in a diversified portfolio of such investments if they are well-selected, well-managed and disposed of at an optimal time. Our principal targeted assets are investments in properties, and other real estate investments that relate to properties, that have quality construction and desirable locations which can attract quality tenants. These types of investments are, or relate to, properties generally located in central business districts or suburban markets of major metropolitan cities worldwide. We intend to invest in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant. We anticipate that international real estate investments will continue to comprise a substantial portion of our portfolio.

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

Financing Strategy and Policies

We have and may continue to use debt financing from time to time for acquisitions, property improvements, lease inducements, tenant improvements, redemptions and other working capital needs. As of December 31, 2013, our portfolio was 48% leveraged based on the values of our real estate investments.

Our existing indebtedness and any additional indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties about the Company in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default on the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal.

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

As a result of market conditions and our goal of increasing our distribution coverage with operating cash flows, we have declared distributions for the months of January 2012 through March 2014 at an amount equal to $0.0017808 per share, per day, which was a decrease from the amount per share, per day that was declared for the period from October 20, 2009 through December 31, 2011.

In our initial quarters of operations, and from time to time thereafter, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We funded 53% of total distributions for 2011, 50% of total distributions for 2012 and 67% of total distributions for 2013 with cash flows from financing activities, which include proceeds from our public offerings and proceeds from our debt financings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” for additional information regarding our distributions.

In April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it for each quarter in 2012 and 2013 to the extent that our modified funds from operations (“MFFO”) for a particular quarter, as disclosed in each quarterly report, amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. In December 2013, our Advisor agreed to waive asset management fees otherwise payable to it for the year ended December 31, 2014 to the extent that our MFFO for the year ended December 31, 2014, as disclosed in our Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to our stockholders for the year ended December 31, 2014. These fee waivers are not deferrals and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. As of December 31, 2013, our Advisor had waived asset management fees of $12.2 million payable to it since inception.

Tax Status

We have elected to be treated as a REIT under the Code. Our management believes that we operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2013, 2012 and 2011 in the accompanying consolidated financial statements.  In 2013, 2012 and 2011, income tax expense recorded by the Company was primarily comprised of foreign income taxes related to the operation of its international properties.

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

We believe Hines’ extensive real estate experience and depth and breadth of its organization of 3,350 employees located in 100 cities across the United States and 17 foreign countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. During the year ended December 31, 2013, the Company did not earn more than 10% of its total rental revenue from any individual tenant.

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

Available Information

Stockholders may obtain copies of our filings with the Securities and Exchange Commission (“SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.HinesSecurities.com. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings will be available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. However, the information from our website is not incorporated by reference into this report.

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

Despite improved access to capital for some market participants, the capital and credit markets continue to be affected by the extreme volatility and disruption of recent years, and the health of the global capital markets remains a concern. The financial industry has been experiencing improved earnings, but the continuing relatively low-growth economic environment has caused the markets to question whether financial institutions are truly appropriately capitalized. The downgrade of the U.S. government’s credit rating in 2011 increased these concerns, especially for the larger banks. Smaller financial institutions have continued to work with borrowers to amend and extend existing loans. However, as these loans reach maturity, there is the potential for future credit losses. The Federal Deposit Insurance Corporation (“FDIC”) has characterized a substantial number of financial institutions as “troubled,” and the threat of more bank closings continues to weigh on the financial markets. Liquidity in the global credit market has been reduced by market disruptions, and new lending is expected to remain subdued in the near term. We have relied in part on debt financing to finance our investments. As a result of the uncertainties in the credit market, we may not be able to refinance our existing indebtedness or obtain additional debt financing on attractive terms. If we are not able to refinance existing indebtedness on attractive terms at its maturity, we may be forced to dispose of some of our assets. Further disruptions in the financial markets and continued uncertain economic conditions could adversely affect the values of our investments and could make it more difficult to sell any of our investments at attractive prices if we determine to do so. These disruptions in the markets and corresponding economic uncertainty may adversely impact our results of operations and our ability to pay distributions to our stockholders and may result in a decrease in the value of our stockholders’ investments in our shares.

Yields on and safety of deposits may be lower due to the extensive decline in the financial markets.

We may hold funds in investments, including money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. Continued or unusual declines in the financial markets could result in a loss of some or all of these funds. In particular, money market funds have recently experienced intense redemption pressure and have had difficulty satisfying redemption requests. As such, we may not be able to access the cash in our money market investments. In addition, current yields from these investments are minimal.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The FDIC, only insures amounts up to $250,000 per depositor. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose any amounts of our deposits over federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investments.

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

We expect our income, if any, to consist almost solely of our share of the Operating Partnership’s income, and the cash available for the payment of distributions by us to our stockholders will consist of our share of cash distributions made by the Operating Partnership. As the general partner of the Operating Partnership, we will determine the amount of any distributions made by the Operating Partnership. However, we must consider a number of factors in making such distributions, including:

•	the amount of the cash available for distribution;

•	the impact of such distribution on other partners of the Operating Partnership;

•	the Operating Partnership’s financial condition;

•	the Operating Partnership’s capital expenditure requirements and reserves therefore; and

•	the annual distribution requirements contained in the Code necessary to qualify and maintain our qualification as a REIT.

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

We are parties to several joint venture arrangements, including joint ventures in which Hines and its affiliates are parties. Joint ownership of properties or other investments, under certain circumstances, may involve risks not otherwise present with other methods of owning real estate or other real estate investments. Examples of these risks include:

•	the possibility that our partners or co-investors might become insolvent or bankrupt;

•
the possibility that such partners or co-investors might have economic or other business interests or goals that are inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties or other investments held in the joint venture or the timing of the termination and liquidation of the venture;

•	the possibility that we may incur liabilities as the result of actions taken by our partners or co-investors; or

•
the possibility that such partners or co-investors may be in controlling positions and/or be in a position to take actions contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

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

We are Hines’ second publicly-offered real estate investment vehicle. We collectively refer to real estate joint ventures, funds and programs as investment vehicles. All but one of the previous real estate investment vehicles of Hines and its affiliates were conducted through privately-held entities not subject to either the up-front commissions, fees and expenses associated with our public offerings or all the laws and regulations that govern us, including reporting requirements under the federal securities laws and tax and other regulations applicable to REITs. Hines’ first public fund is concentrating primarily on office buildings in the United States, whereas we have invested and expect to continue to invest internationally and in a broader array of property types as well as in debt and other instruments.

The past performance of other real estate investment vehicles sponsored by Hines or its affiliates may not be indicative of our future results, and we may not be able to successfully operate our business and implement our investment strategy, which may be different in a number of respects from the operations previously conducted by Hines. In addition, Hines has limited experience in acquiring and operating certain types of real estate investments that we may acquire as a significant amount of real estate investments that have been made by Hines’ other investment vehicles have consisted of acquisitions and development of office or industrial properties or land. We may therefore need to use third parties to source or manage investments in which Hines has limited experience. In addition, a significant portion of Hines’ other programs and investments involve development projects. Although we have invested in development projects, we do not anticipate that a significant portion of the proceeds from our public offerings will be invested in development projects. As a result of all of these factors, our stockholders should not rely on the past performance of other investment vehicles sponsored by Hines and its affiliates to predict or as an indication of our future performance.

Our success will be dependent on the performance of Hines as well as key employees of Hines. Certain other investment vehicles sponsored by Hines have experienced adverse developments in recent years and there is a risk that we may experience similar adverse developments.

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

We may not be able to retain our key employees. For example, Charles N. Hazen, our former Chief Executive Officer and President, resigned from these positions effective March 15, 2013. Sherri W. Schugart succeeded Mr. Hazen in these positions as of the same date. In connection with Ms. Schugart’s new roles, Ms. Schugart resigned from her current role as Chief Operating Officer and this role has remained vacant following her resignation. To the extent we are unable to retain and/or find qualified successors for key employees that depart the Company, our results of operations may be adversely impacted. Our officers and the management of the Advisor also serve in similar capacities for numerous other entities. If Hines (or any of its key employees) is distracted by these other activities or suffers from adverse financial or operational problems in connection with its operations unrelated to us, the ability of Hines and its affiliates to allocate time and/or resources to our operations may be adversely affected. If Hines is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted. We will not provide key-man life insurance policies for any of Hines’ key employees. Please see “— Risks Related to Potential Conflicts of Interest — Employees of our Advisor and Hines will face conflicts relating to time management and allocation of resources and investment opportunities.”

Certain other investment vehicles sponsored by Hines have experienced adverse developments in recent years. For example, Hines Real Estate Income Trust, Inc. (“Hines REIT”) suspended its share redemption program, except with respect to redemptions in connection with the death or disability of a stockholder, in December 2009. Hines REIT re-opened its share redemption program with respect to ordinary redemption requests on April 1, 2013. As of December 31, 2013, shares redeemed pursuant to the share redemption program were redeemed at $5.45 per share, with respect to ordinary redemption requests, and $6.40 per share with respect to requests in connection with the death or disability of a stockholder. In May 2011, Hines REIT’s board of directors determined an estimated per share net asset value (“NAV”) of $7.78, a reduction from the most recent offering price of $10.08. In November 2012, Hines REIT’s board determined an estimated per share NAV of $7.61. Subsequently, Hines REIT declared a special distribution of $0.80 per share, which, combined with the additional special distributions (all of which represent a return of capital) paid since Hines REIT’s announcement of an estimated per share NAV of $7.61, resulted in a reduction of the estimated per share NAV to $6.75, effective April 2, 2013. In November 2013, Hines REIT’s board determined an estimated per share NAV of $6.40. In addition, Hines REIT decreased its distribution rate in July 2010 and further decreased the rate in April 2013.

In addition to Hines REIT and HMS Income Fund, Inc. (“HMS”), Hines has sponsored more than 20 privately-offered programs in the past ten years. Several of Hines’ privately-offered programs have experienced adverse economic developments in recent years due to the global financial crisis and deteriorating economic conditions in several European and South American countries, Mexico and several U.S. markets. The adverse market conditions may cause these programs to alter their investment strategy, generate returns lower than originally expected, or ultimately incur losses. There is a risk that we may experience similar adverse developments, as an investment vehicle sponsored by Hines.

Terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate our operations and our profitability.

Terrorist attacks and other acts of violence, civilian unrest or war may negatively affect our operations and our stockholders’ investments in our shares. Certain of our real estate investments are located in areas that may be susceptible to attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. Further, even if we do obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism in the areas in which we acquire properties or other real estate investments could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans.

The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or our stockholders’ investments in our shares. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in or damage to, the United States and worldwide financial markets and economy. They also could result in a continuation of the current economic uncertainty in the United States or abroad. Our revenues will be dependent upon the payment of rent and the return of our other investments which may be particularly vulnerable to uncertainty in the local economy. Increased economic volatility could adversely affect our tenants’ ability to pay rent or the return on our other investments or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

Risks Related to Investments in Real Estate

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area.  An investment in our common stock will therefore be subject to greater risk to the extent that we lack a geographically diversified portfolio.  For example, based on our pro-rata share of the estimated market value of the real estate investments in which we owned interests as of December 31, 2013, approximately 10% of our portfolio consists of three properties located in Minneapolis, Minnesota and 10% of our portfolio consists of properties located in Boston, Massachusetts. Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets. Please see “Item 2. Properties — Market Concentration.”

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in these industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on our pro rata share of space leased to tenants as of December 31, 2013, 22% of our space is leased to tenants in the retail industry, 20% is leased to tenants in the transportation and warehousing industry and 10% is leased to tenants in the finance and insurance industry. Please see “Item 2. Properties — Industry Concentration.”

We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

Rental income from real property constitutes a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may be able to renew their leases on terms that are less favorable to us than the terms of the current leases. The weakening of the financial condition of or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations and our ability to pay distributions.

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

We may suffer adverse consequences if our revenues decline since our operating costs do not necessarily decline in proportion to our revenue.

We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in proportion to changes in our rental revenue. As a result, our costs will not necessarily decline even if our revenues do. Similarly, our operating costs could increase while our revenues stay flat or decline. In either such event, we may be forced to borrow funds to cover our costs, we may incur losses or we may not have cash available to service our debt and to pay distributions to our stockholders.

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

We may be adversely affected by trends in the office real estate industry.

Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make distributions to our shareholders.

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

Numerous real estate companies that operate in the markets in which we may operate will compete with us in acquiring real estate investments and obtaining creditworthy tenants to occupy such properties or the properties owned by such investments. Two such companies with whom we may compete for tenants are Hines REIT or Hines Global REIT II, Inc. Such competition could adversely affect our business. There are numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors that will compete with us in seeking investments and tenants for properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or investments or lower our occupancy rates and the rent we may charge tenants. In addition, the arrival of new competitors in the immediate areas where we have assets could require unplanned investments in our assets, which may adversely affect us. We may also have difficulty in renewing leases or in leasing to new tenants, which may lead to a reduction in our cash flow and operating income, since the proximity of new competitors could divert existing or new tenants to such competitors, resulting in vacancies.

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

Our properties are subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our properties are subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. We anticipate that most of our leases will generally provide that the property taxes or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.

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

We have invested in properties on which developments or improvements are to be constructed or completed. As such, we are subject to the risks associated with development and construction activities including the following:

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

We have invested in properties on which developments or improvements are to be constructed or completed and we may experience delays in the development of our real properties. Such delays could adversely affect our stockholders’ returns. When properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months or longer to complete construction, to rent available space, and for rent payments to commence. Therefore, we may not receive any income from these properties and our ability to pay distributions to our stockholders could suffer. If we are delayed in the completion of any such construction project, our tenants may have the right to terminate preconstruction leases for space at such newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly-constructed projects. Furthermore, the price we agree to pay for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of the real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

Retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant.

We have acquired properties that include retail space. Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

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

Short-term multifamily community leases associated with any multifamily residential properties we own may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to our stockholders.

We expect that substantially all of our multifamily community leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

Continued high levels of unemployment could adversely affect the occupancy and rental rates of any multifamily residential properties we own, with high quality multifamily communities suffering even more severely.

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

We will face significant competition with respect to our investments in multifamily residential properties.  Any multifamily communities we own in may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area because of the tightening of mortgage lending underwriting criteria, homeowner foreclosures, the decline in single-family home and condominium sales and the lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

We have purchased assets at a time when the commercial real estate market was experiencing substantial influxes of capital investment and competition for properties, and the real estate we purchased may not appreciate or may decrease in value.

Real estate investment transaction volume has increased since 2010, and estimated going-in capitalization rates, or cap rates (ratio of the net projected operating income of a property in its initial fiscal year divided by the net purchase price), have fallen relative to their post-recession peaks in late 2009.  There continues to be a significant amount of investment capital pursuing high-quality, well-located assets that generate stable cash flows, causing aggressive competition and pricing for assets which match our investment strategy.  This may continue to drive prices higher, resulting in lower cap rates and returns. We have purchased real estate in this environment and we are subject to the risks that the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets if the real estate market ceases to attract the same level of capital investment in the future as it attracted when we purchased such assets, or if the number of companies seeking to acquire such assets decreases. If any of these circumstances occur or the values of our investments are otherwise negatively affected, the value of an investment in our common stock may be lower.

Risks Related to Investments in Debt

Hines does not have substantial experience investing in mortgage, mezzanine, bridge or construction loans, securitized debt or other debt related to properties in which we invest which could adversely affect our return on our loan investments.

We have made, and may continue to make, investments in mortgage, mezzanine, bridge or construction loans, securitized debt or other debt related to properties if the Advisor determines that it is advantageous to us due to the state of the real estate market or in order to diversify our investment portfolio. However neither the Advisor nor any of its affiliates has any substantial experience investing in these types of loans and we may not have the expertise necessary to maximize the return on our investment in these types of loans.

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

Many of the properties in our portfolio are located outside the United States. We may purchase others and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors peculiar to the laws and business practices of the jurisdictions in which the properties are located.

These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose the following risks:

•	the burden of complying with a wide variety of foreign laws;

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such environmental laws;

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

For example, recent events in Russia and Ukraine could adversely affect our real estate investments in Russia. We currently have two real estate investments in Moscow, representing $130 million of equity or approximately 7% of our total invested equity. We believe the primary risk to our real estate investments resulting from unfolding events in Ukraine is the potential for the crisis to escalate to the point of significant and prolonged destabilization of the Russian economy, as well as the impact of potential long-term sanctions imposed on Russia by the United States and Europe. These risks could adversely impact ongoing valuations and operating performance of our Russian real estate investments, as well as their ultimate liquidity.

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

Lack of compliance with the United States Foreign Corrupt Practices Act (“FCPA”) could subject us to penalties and other adverse consequences.

We are subject to the FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including potential competitors, are not subject to these prohibitions. Fraudulent practices, including corruption, extortion, bribery, pay-

offs, theft and others, occur from time-to-time in countries in which we may do business. If people acting on our behalf or at our request are found to have engaged in such practices, severe penalties and other consequences could be imposed on us that may have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

Risks Related to Organizational Structure

Any interest in Hines Global will be diluted by the Special OP Units and any other OP Units in the Operating Partnership, and any interest in Hines Global may be diluted if we issue additional shares.

Hines Global owned a 99.99% general partner interest in the Operating Partnership as of December 31, 2013. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. Hines Global REIT Associates Limited Partnership owns the special units of the Operating Partnership (the “Special OP Units”), which were issued as consideration for an obligation by Hines and its affiliates to perform services in connection with our real estate operations. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

Stockholders do not have preemptive rights to acquire any shares issued by us in the future. Therefore, investors purchasing our common shares may experience dilution of their equity investment if we:

•	sell shares in the Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan;

•	sell securities that are convertible into shares, such as units of the Operating Partnership (“OP Units”);

•	at the option of our Advisor, issue OP Units to pay for certain fees;

•	issue OP Units or common shares to the Advisor or affiliates in exchange for advances or deferrals of fees;

•	issue shares in a private offering; or

•	issue shares to sellers of properties acquired by us in connection with an exchange of partnership units from the Operating Partnership.

Our stockholders may experience dilution.

Our stockholders do not have preemptive rights. If we continue to issue additional shares in the Second Offering, issue additional shares pursuant to our distribution reinvestment plan or otherwise issue additional shares, stockholders who do not participate in those other stock issuances will experience dilution in their percentage ownership of our outstanding shares. Furthermore, stockholders may experience a dilution in the value of their shares depending on the terms and pricing of any share issuances (including the shares being sold in the Offering) and the value of our assets at the time of issuance.

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
Whether a company is an investment company can involve analysis of complex laws, regulations and SEC staff interpretations. Hines Global and the Operating Partnership intend to continue to conduct operations so as not to become subject to regulation as an investment company under the Investment Company Act. So long as Hines Global conducts its businesses directly and through its Operating Partnership and its wholly-owned or majority-owned subsidiaries that are not investment companies and none of Hines Global, the Operating Partnership and the wholly-owned or majority-owned subsidiaries hold themselves out as being engaged primarily in the business of investing in securities, Hines Global will not have to register. The securities issued by any subsidiary that is excepted from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other “investment securities” (as used in the Investment Company Act) its parent may own, may not meet the standards of the 40% test. In other words, even if some interests in other entities were deemed to be investment securities, so long as such investment securities do not comprise more than 40% of an entity’s assets, the entity will not be required to register as an investment company. If an entity held investment securities and the value of these securities exceeded 40% of the value of its total assets, and no other exemption from registration was available, then that entity might be required to register as an investment company.
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

If Hines Global, the Operating Partnership or any subsidiary owns assets that qualify as “investment securities” as such term is defined under the Investment Company Act and the value of such assets exceeds 40% of the value of its total assets, the entity could be deemed to be an investment company. In that case the entity would have to qualify for an exemption from registration as an investment company in order to operate without registering as an investment company. Certain of the subsidiaries that we may form in the future could seek to rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of that Act, which is available for, among other things, entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of an entity’s portfolio must be comprised of qualifying assets and at least another 25% of such entity’s portfolio must be comprised of real estate-related assets (as such terms are used under the Investment Company Act) and no more than 20% of such entity’s portfolio may be comprised of miscellaneous assets. Qualifying assets for this purpose include certain mortgage loans and other assets, such as whole pool agency residential mortgage backed securities(“RMBS”) that the SEC staff, in various no-action letters, has determined are the functional equivalent of mortgage loans for the purposes of the Investment Company Act. We intend to treat as real estate-related assets non-agency RMBS, CMBS, debt and equity securities of companies primarily engaged in real estate businesses, agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets.

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

Hines has existing real estate joint ventures, funds and programs, which we collectively refer to as investment vehicles, with investment objectives and strategies similar to ours including Hines REIT and Hines Global REIT II, Inc. Because we compete with these investment vehicles for investment opportunities, Hines faces conflicts of interest in allocating investment opportunities between us and these other investment vehicles. We have limited rights to specific investment opportunities located by Hines. Some of these entities have a priority right over other Hines investment vehicles, including us, to accept investment opportunities that meet certain defined investment criteria. Because we and other Hines investment vehicles rely on Hines to present us with investment opportunities, these rights will reduce our investment opportunities. We therefore may not be able to invest in, or we may only invest indirectly with or through another Hines affiliated investment vehicles in, certain investments we otherwise would make directly. To the extent we invest in opportunities with another investment vehicles affiliated with Hines, we may not have the control over such investment we would otherwise have if we owned all of or otherwise controlled such assets.

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

Our Umbrella Partnership Real Estate Investment Trust(“UPREIT”) structure may result in potential conflicts of interest.

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

We believe that we qualify as a REIT under the Code. A REIT generally is not taxed at the corporate level on income that it currently distributes to its stockholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If we were to fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to our stockholders when computing our taxable income;

•	we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•	our cash available for distribution would be reduced and we would have less cash to distribute to our stockholders; and

•	we might be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations that we may incur as a result of our disqualification.

We may be required to defer repatriation of cash from foreign jurisdictions in order to qualify as a REIT.

Investments in foreign real property may give rise to foreign currency gains and losses. Certain foreign currency gains may be excluded from income for purposes of determining our satisfaction of one or both of the REIT gross revenue tests; however, under certain circumstances (for example, if  we regularly trade in foreign securities) such gains will be treated as non-qualifying income. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal income or other taxes on our income as a result of foreign currency gains.

If the Operating Partnership is classified as a “publicly traded partnership” under the Code, our operations and our ability to pay distributions to our stockholders could be adversely affected.

We believe that the Operating Partnership will be treated as a partnership, and not as an association or a publicly traded partnership for federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or repurchase of partnership units in the Operating Partnership. However, if the Internal Revenue Service successfully determined that the Operating Partnership should be taxed as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute non-deductible distributions in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT, and the imposition of a corporate tax on the Operating Partnership would reduce our amount of cash available for distribution to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common shares, or gain from the sale of common shares, should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

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

If our stockholders participate in the distribution reinvestment plan, they generally will be required to take into account, in computing their taxable income, ordinary and capital gain distributions allocable to shares that they own, even though they receive no cash because such distributions are reinvested.

Foreign investors may be subject to the Foreign Investment in Real Property Tax Act (“FIRPTA”) on sale of common shares if we are unable to qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to tax under FIRPTA on the gain recognized on the disposition.

FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s capital stock, by value, has been owned, directly and indirectly, by persons who are not U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our common shares would be subject to tax under FIRPTA (unless our common shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common shares).  Our common shares are not currently traded on an established securities market.

In certain circumstances, we may be subject to federal, state, local or foreign income or other taxes as a REIT, which would reduce our cash available to pay distributions to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to certain federal, state, local or foreign income or other taxes or state taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid paying federal income tax and/or the 4% excise tax that applies to certain income retained by a REIT. We may also decide to retain income that we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the Operating Partnership or of other entities through which we indirectly own our assets. Any taxes that we pay will reduce our cash available for distribution to our stockholders.

We have entered, and may continue to enter into, certain hedging transactions which may have a potential impact on our REIT status.

We have entered into hedging transactions with respect to certain of our activities and may continue to enter into similar transactions in the future. Our hedging activities may include entering into interest rate and/or foreign currency swaps, caps, and floors, options to purchase these items, and futures and forward contracts.

The gross income tests generally exclude any income or gain from a hedging or similar transaction entered into by the REIT primarily to manage the risk of  interest rate, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to manage the risk of currency fluctuations with respect to an item of income or gain that would be qualifying income under the 75% or 95% gross income test (or any property which generates such income or gain), provided that we properly identify such hedges and other transactions in the manner required by the Code. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is likely to be treated as non-qualifying income for purposes of the gross income tests and may affect our ability to qualify as a REIT. In addition, to the extent that our position in a hedging transaction has positive value, the instrument may be treated as a non-qualifying asset for purposes of the gross asset tests to which REITs are subject.

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

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts or estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in our common shares to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of our common shares.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We have purchased and may continue to purchase real properties and lease them back to the sellers of such properties. We use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, but cannot assure our stockholders that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. We might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization if a sale-leaseback transaction were so recharacterized. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of shares of our common stock. We may be required to forego otherwise attractive investments or make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

We must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets in order to ensure our qualification as a REIT. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

Legislative or regulatory action could adversely affect us and/or our investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to the qualification and taxation of REITs and to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and may be given retroactive or prospective effect, and we cannot assure our stockholders that any such changes will not adversely affect how we are taxed or the taxation of our stockholders. Any such changes could have an adverse effect on us and on an investment in shares of our common stock. We urge our stockholders to consult with their own tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Risks Related to ERISA

If our assets are deemed to be plan assets under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”), the Advisor and the fiduciaries of investing ERISA plans may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.

In some circumstances where an ERISA plan holds an interest in an entity, an undivided interest in the assets of the entity attributable to that interest are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable regulations of the U.S. Department of the Treasury. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. In addition, if that were the case, an investment in our common shares might constitute an ineffective delegation of fiduciary responsibility to our Advisor, and expose the fiduciary of the benefit plan to co-fiduciary liability under ERISA for any breach by our Advisor of the fiduciary duties mandated under ERISA. If our Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, potential investors should consult with their legal and other advisors concerning the impact of ERISA and the Code on such investors’ investment and our performance.

There are special considerations that apply to pension or profit sharing trusts or individual retirement accounts, (“IRAs”) investing in our common stock.

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

Investment Risks

The prior performance of other Hines affiliated entities may not be a good measure of our future results.

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

The offering price does not increase or decrease with the value of our assets and, therefore, will not accurately represent the current value of our assets at any particular time; therefore the purchase price that stockholders pay for shares of our common stock may be higher than the value of our assets per share of our common stock at the time of the purchase.

The price for shares of our common stock in the offering does not vary based on the underlying value of our assets at any time. Our board of directors determines the offering price and any changes to such price in its sole discretion. Please see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” for a description of how our board of directors determined the offering price.

The offering price established for shares of our common stock in the Second Offering may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at any time. In addition, the offering price may not be indicative of either the price our stockholders would receive if they sold their shares, the price at which shares of our common stock would trade if they were listed on a national securities exchange or if we were liquidated or dissolved. Similarly, the amount our stockholders may receive upon redemption of their shares, if they determine to participate in our share redemption program, may be less than the amount they paid for the shares, regardless of any increase in the underlying value of any assets we own.

Because we are conducting an ongoing offering, we are providing information about our net tangible book value per share. As of December 31, 2013, our net tangible book value per share was $6.86, which is less than the offering price for shares of our common stock. Net tangible book value is a rough approximation of value calculated simply as total book value of assets minus total liabilities (all of which are adjusted for noncontrolling interests). It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, (iii) the substantial fees paid in connection with our public offerings, such as selling commissions and marketing fees, all or a portion of which have been re-allowed by our dealer manager to participating broker dealers and (iv) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments.

Our distributions have been and may continue to be paid using cash flows from financing activities, including proceeds from our public offerings and proceeds from debt financings and some or all of the distributions we pay in the future may be paid from similar sources or sources such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. The use of sources other than our cash flow from operations to fund distributions could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders’ investment.

Our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source when we do not have sufficient cash flow from operations to fund such distributions.  We may choose to use advances, deferrals or waivers of fees, if available, from the Advisor or affiliates, borrowings, proceeds from our public offerings and/or proceeds from the sale of assets or other sources to fund distributions to our stockholders. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. The Advisor has agreed to waive the asset management fee otherwise payable to it pursuant to our Advisory Agreement for each quarter in 2012 and 2013, to the extent that our MFFO for a particular quarter, as disclosed in each quarterly report, amounts to less than 100% of the aggregate distributions declared for such quarter. In December 2013, our Advisor agreed to waive asset management fees otherwise payable to it for the year ended December 31, 2014 to the extent that our MFFO for the year ended December 31, 2014, as disclosed in our Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to our stockholders for the year ended December 31, 2014.

However, the Advisor and affiliates are under no obligation to advance funds to us or to defer or waive fees in order to support our distributions. For example, 53% of total distributions for 2011, 50% of total distributions for 2012 and 67% of total distributions for 2013 were funded with cash flows from financing activities, which include proceeds from our public offerings and proceeds from debt financings. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings, to fund distributions, then we will have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, and our stockholders overall return may be reduced and it may result in the dilution of our stockholders’ investment. In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in us. Furthermore, to the extent distributions exceed cash flows from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

We have reduced our distribution rate in the past and cannot guarantee that distributions will continue to be paid at the current rate or at all.

Commencing with distributions for the month of January 2012, as a result of market conditions and our goal of increasing our distribution coverage, our board of directors declared distributions in an amount equal to $0.0017808 per share, per day. This amount, which our board of directors has continued to declare through March 2014, was a decrease from the distribution amount of $0.00191781 per share, per day, which had been declared by our board of directors in each prior quarter since October of 2009. There can be no assurance that the current distribution rate will be maintained.

If we pay distributions from sources other than our cash flow from operations, our stockholders’ overall return may be reduced.

Our organizational documents permit us to make distributions from any source and we may choose to continue to pay distributions when we do not have sufficient cash flow from operations to fund such distributions. If we fund distributions from borrowings or the net proceeds from our public offerings, as we have since in our initial quarters of operations, we will have less funds available for acquiring properties and other investments, and our stockholders’ overall return may be reduced.

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

Under our share redemption program, shares currently may be repurchased at varying prices depending on the number of years the shares have been held and whether the redemptions are sought upon a stockholder’s death or disability. Although the offering price per share for our Second Offering represents the most recent price at which most investors are willing to purchase such shares, it will not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, when we repurchase shares of our common stock at the offering price or at a percentage of the offering price, the actual value of the shares that we repurchase may be less, and, if so, then the repurchase will be dilutive to our remaining stockholders.

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

We will pay substantial compensation to Hines, the Advisor and their affiliates, which may be increased during the Offering or in the future by our independent directors.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We make real estate investments directly and through entities wholly-owned by the Operating Partnership, or indirectly through other entities. As of December 31, 2013, we owned interests in 38 real estate investments which contain, in the aggregate, 12.4 million square feet of leasable space that was 93% leased.

The following table provides additional information regarding each of the properties we owned an interest in as of December 31, 2013 and includes the acquisition of The Rim, which was acquired during February 2014:

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased
Domestic Office Investments
17600 Gillette	Irvine, California	Office	6/2010; $20.4	13.4%	98,925	100%
Hock Plaza	Durham, North Carolina	Office	9/2010; $97.9	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	Office	11/2010; $185.0	7.4%	698,783	96%
250 Royall	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	95%
9320 Excelsior	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	282,773	100%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	98%
The Campus at Playa Vista	Los Angeles, California	Office	5/2013; $216.6	5.7%	324,955	97%
2300 Main	Irvine, California	Office	8/2013; $39.5	6.4%	132,064	100%
55 M Street	Washington, D.C.	Office	12/2013; $140.9	4.8%	267,339	89%
Total for Domestic Office Investments					3,614,033	97%

Domestic Other Investments
Southpark	Austin, Texas	Industrial	10/2010; $31.2	8.5%	372,125	96%
Komo Plaza (f/k/a Fisher Plaza)	Seattle, Washington	Mixed-Use	12/2011; $160.0	7.9%	293,727	96%
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	380,649	98%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,425	94%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	758,963	88%
The Rim	San Antonio, Texas	Retail	02/2014: $176.4	5.9%	658,964	100%
Total for Domestic Other Investments					2,781,853	95%

International Office Investments
Stonecutter Court	London, England	Office	3/2011; $145.6	6.8%	152,808	100%
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	85,736	100%
144 Montague	Brisbane, Australia	Office	4/2012; $91.3	8.7%	164,839	100%
100 Brookes St.	Brisbane, Australia	Office	7/2012; $67.6	10.5%	105,637	100%
Mercedes Benz Bank	Stuttgart, Germany	Office	2/2013; $70.2	8.8%	255,926	100%
465 Victoria	Sydney, Australia	Office	2/2013; $90.8	8.0%	171,652	98%
One Westferry Circus	London, England	Office	2/2013; $124.6	7.4%	218,900	97%
New City	Warsaw, Poland	Office	3/3013; $163.5	7.1%	484,186	99%
825 Ann	Brisbane, Australia	Office	4/2013; $128.2	8.0%	206,505	93%
Perspective Defense	Paris, France	Office	6/2013; $165.8	8.5%	289,667	100%
Total for International Office Properties					2,135,856	98%

International Other Investments
Brindleyplace Project	Birmingham, England	Mixed-Use	7/2010; $282.5	7.0%	567,991	90%
FM Logistic	Moscow, Russia	Industrial	4/2011 $70.8	11.2%	748,578	100%
Poland Logistics Portfolio	Poland (4)	Industrial	03/2012 & 10/2012; $157.2	8.1%	2,268,287	74%
Fiege Mega Centre	Erfurt, Germany	Industrial	10/2013; $53.6	7.7%	952,530	100%
Total for International Other Investments					4,537,386	86%
Total for All Investments					13,069,128	93%	(5)

(1)
On December 31, 2013, the Company effectively owned a 99.99% interest in the properties listed, with the exception of the Brindleyplace JV, through the ownership interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. We own a 60% interest in the Brindleyplace Project through our investment in the Brindleyplace JV. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions” for additional information on the Brindleyplace Project and the Brindleyplace JV.

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

The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of each property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions, with respect to each property, that in-place tenants will continue to perform under their lease agreements during the 12 months following our acquisition of the property.  In addition, with respect to the Brindleyplace Project, Hock Plaza, Southpark, Fifty South Sixth, Komo Plaza, the Poland Logistics Portfolio, the Minneapolis Retail Center, 465 Victoria, One West Ferry Circus, Riverside Center, 825 Ann, the Campus at Playa Vista, the Markets at Town Center, the Avenue at Murfreesboro and 55 M Street, these include assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.

(4)	The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(5)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 93%.

Other Real Estate Investments

•
WaterWall Place JV — 93% interest in a joint venture that was formed to invest in a multi-family development project in Houston, Texas. The estimated total cost of the project is expected to be $65.0 million and the project will consist of 322 units upon completion. An affiliate of Hines owns the remaining 7% interest in this joint venture. As of December 31, 2013, 41 units have been delivered and 48 leases have been executed. Construction began in July 2012 and is expected to be completed by June 2014, although there can be no assurances as to when construction will be completed.

•
@1377 — @1377 (formerly referred to as the Ashford at Brookhaven Development) is a multi-family development project in Atlanta, Georgia, which is being developed by an affiliate of Hines. The estimated total cost of the project is expected to be $33.4 million and the project will consist of 215 units upon completion. As of December 31, 2013, 171 units had been delivered and 106 leases had been executed. Construction began in July 2012 and was substantially complete in March 2014 with all 215 units delivered.

•
Ponce & Bird JV — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. The estimated total cost of the project is expected to be $66.0 million and the project will consist of 276 units upon completion. Affiliates of Hines own the remaining 17% interest in this joint venture. Construction began in April 2013 and is expected to be completed by December 2014, although there can be no assurances as to when construction will be completed.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to initially provide real estate loans. We have committed to investing up to $49.4 million into the Flagship JV. The joint venture has eight loans receivable, totaling $39.6 million, outstanding as of December 31, 2013. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP.

Investment Type

Our portfolio is comprised of investments in a variety of real estate asset classes, including office, mixed-use, retail and industrial properties as well as multi-family development projects and real estate-related debt investments. The following chart depicts the percentage of our portfolio’s investment types based on our pro-rata share of the estimated value of each of our investments as of December 31, 2013, and includes the effect of the acquisition of The Rim, which was acquired in February 2014. The estimated values of our real estate property investments were based on their appraised values as of December 31, 2013. Values of our multi-family development projects (which have not been completed) were based on their estimated cost at completion and values of our real estate-related debt investments were based on the amounts outstanding under each loan as of December 31, 2013.

Lease Expirations

The following table lists our pro-rata share of the scheduled lease expirations and related expiring base rents for each of the years ending December 31, 2014 through December 31, 2023 and thereafter for all of the properties in which we owned an interest as of December 31, 2013, and includes the effect of the acquisition of The Rim, which was acquired in February 2014. The table also shows the approximate leasable square feet represented by the applicable lease expirations (1):

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	Percent of Total Annual Base Rental Income
Vacant	—	896,899	7.0%	$—	—%
2014	38	596,821	4.6%	$8,169,439	2.8%
2015	67	593,219	4.6%	$19,081,356	6.5%
2016	55	1,747,135	13.6%	$33,010,579	11.2%
2017	48	1,297,118	10.1%	$34,520,832	11.7%
2018	68	1,847,596	14.4%	$35,090,779	11.9%
2019	67	1,254,542	9.8%	$48,598,031	16.2%
2020	43	743,043	5.8%	$24,462,719	8.3%
2021	14	758,326	5.9%	$32,435,640	11.0%
2022	17	122,626	1.0%	$4,083,690	1.4%
2023	30	1,807,223	14.1%	$28,270,986	9.6%
Thereafter	74	1,164,967	9.1%	$27,905,011	9.4%

(1)	The table excludes amounts related to development projects and investments in real estate-related debt.

Market Concentration

The map below depicts the location of our real estate investments, and includes the effect of the acquisition of The Rim, which was acquired in February 2014. Approximately 59% of our portfolio is located throughout the United States and approximately 41% is located internationally (based on our pro rata share of the estimated value of each of the investments). The estimated values of our real estate property investments were based on their appraised values as of December 31, 2013. Values of our multi-family development projects (which have not been completed) were based on their estimated cost at completion and values of our real estate-related debt investments were based on the amounts outstanding under each loan as of December 31, 2013. The estimated value of The Rim, which was acquired during February 2014, was based on the contract purchase price.

The following table provides a summary of the market concentration of our portfolio based on our pro-rata share of the estimated value of each of the investments in which we owned interests as of December 31, 2013 including the effect of the acquisition of The Rim, which was acquired in February 2014.

Market	Market Concentration (1)
Minneapolis, Minnesota	10%
Boston, Massachusetts	10%
London, United Kingdom	8%
Brisbane, Australia	6%
Los Angeles, California	6%
Warsaw, Poland	6%
Seattle, Washington	5%
San Francisco, California	5%
Birmingham, United Kingdom	5%
Moscow, Russia	4%
San Antonio, Texas	4%
Paris, France	4%
Nashville, Tennessee	4%
Washington, DC	4%
Other (2)	19%

(1)	Includes costs of development projects which have not been completed and investments in real estate-related debt.

(2)
Other is made up of markets which are individually 3% or less of our portfolio and includes: Durham, North Carolina; Houston, Texas; Sydney, Australia; Stuttgart, Germany; Katowice, Poland; Erfurt, Germany; Miami, Florida; Austin, Texas; Wroclaw, Poland; Orange County, California; Atlanta, Georgia; Jacksonville, Florida; and Dallas, Texas.

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of the properties in which we owned interests based on our pro-rata share of their leased square footage as of December 31, 2013, including the effect of the acquisition of The Rim in February 2014:

Industry	Industry Concentration (1)
Retail	22%
Transportation and Warehousing	20%
Other (2)	12%
Finance and Insurance	10%
Information	7%
Other Professional Services	6%
Manufacturing	6%
Health Care	5%
Oil and Gas	3%
Accounting	3%
Legal	3%
Educational Services	3%

(1)	Industry concentration does not include development projects or investments in real estate-related debt.

(2)
Other is made up of industries which are individually less than 3% of our portfolio and includes: administrative and support services, agriculture, arts, entertainment and recreation, construction, hospitality, government, other services, real estate, utilities and wholesale trade.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 27, 2014, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2013, we had 229.0 million common shares outstanding, held by a total of approximately 57,400 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.

Previously, on January 25, 2013, our board of directors established an offering price of $10.28 per share for the Second Offering. Subsequently, our board of directors established a new offering price for our primary shares of $10.40 per share effective March 4, 2014, which is an increase from our Initial Offering price of $10.00 per share and which was the offering price on December 31, 2012. Commencing with the Second Offering, we offered shares of our common stock pursuant to our distribution reinvestment plan at a price of $9.77 per share. In connection with the new offering price for our primary shares, effective March 4, 2014, we began offering shares of our common stock pursuant to our distribution reinvestment plan in our Second Offering at a price of $9.88 per share.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offerings in their effort to comply with FINRA Rule 5110, we disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we plan to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares and such statements should not be used for any other purpose. Although, as described below, our board of directors met in February 2014 and determined an estimated net asset value per share of $8.90 as of December 31, 2013, we have determined that for the purposes described above, the estimated value of our shares shall be deemed to be $10.40 per share as of the date of filing of this Annual Report on Form 10-K, as that is the price at which we are currently offering and selling shares of our common stock in our Second Offering. Although this deemed estimated value is the price currently paid to acquire a share in our Second Offering, this estimated value is not likely to reflect the proceeds our stockholders would receive upon our liquidation or upon the sale of our stockholders’ shares because (i) this estimate is not designed to reflect the price at which properties and other assets can be sold; (ii) our proceeds invested in real estate are reduced by fees such as the commissions, dealer manager fee and issuer costs associated with the Second Offering; (iii) no public market for our shares exists or is likely to develop; and (iv) the current offering price for our Second Offering is not a statement of our net asset value per share.

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

We engaged Cushman & Wakefield, Inc. (“Cushman”) a division of which is an independent third party real estate advisory and consulting firm, to provide, or cause its subsidiaries to provide, appraised values of our domestic real estate property investments as of December 31, 2013. These appraisals were performed in accordance with Uniform Standards of Professional Appraisal Practice. Cushman has extensive experience in conducting appraisals and valuations on real properties and each of our appraisals was prepared by personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) designation.

Additionally, we engaged Knight Frank, LLP, (“Knight Frank”) an independent third party real estate advisory and consulting services firm, to provide appraised values of our international real estate investments as of December 31, 2013. These appraisals were performed in accordance with the professional standards as published by the Royal Institution of Chartered Surveyors, with the exception of our Australian real estate property investments, in which case the appraisals were performed in accordance with the Australian Property Institute and the International Valuation Standards.

We also engaged Jones Lang LaSalle Incorporated (“JLL”), an independent third party real estate advisory and consulting services firm, to perform valuations of our debt obligations as of December 31, 2013.

In establishing the fixed offering price of $10.40 per share, in addition to using the appraised values of our real estate property investments and values of our debt obligations, our board of directors also included in its determination the values of other assets and liabilities such as cash, tenant and loan receivables, accounts payable and accrued expenses, distributions payable and other assets and liabilities, all of which were valued at cost. Our board of directors also took into consideration the costs and expenses associated with raising equity in connection with this offering and other fees and expenses related to making real estate investments. No liquidity discounts or discounts relating to the fact that we are externally managed were applied to the fixed offering price and no attempt was made to value Hines Global as an enterprise.

Additionally, we engaged Cushman to assess the reasonableness of our new estimated NAV per share. In doing so, Cushman utilized their appraised values as described above, the appraised values provided by Knight Frank, the valuations of our debt obligations provided by JLL and information provided by management regarding balances of cash, tenant and loan receivables, accounts payable and accrued expenses, distributions payable and other assets and liabilities. Cushman concluded that our board of directors’ determination of the new estimated NAV per share was reasonable.

The aggregate appraised value of our real estate property investments was approximately $4.0 billion, including amounts attributable to noncontrolling interests, which represents a 4.7% increase when compared to the previously determined appraised value of our assets (for assets that were acquired prior to 2013) and to the cost of our assets that were acquired during 2013.  The increase in the offering price from the appreciation of our real estate property investments was partially offset by the dilution of acquisition fees and expenses incurred from our real estate investments made since our last valuation.

The aggregate appraised value of our real estate property investments also represented a 9.5% increase compared to the net purchase price of the real estate property investments of $3.7 billion, excluding closing costs, transaction fees and additional capital investments since acquisition. The table below sets forth the calculation of our estimated NAV per share and offering price effective March 4, 2014:

	Effective March 4, 2014
	Gross Amount (in millions)	Per Share
Real estate property investments	$4,001	$16.04
Other assets	402	1.61
Liabilities	(2,123)	(8.51)
Noncontrolling interests	(61)	(0.24)
Estimated NAV	$2,219	$8.90
Shares outstanding	249
Costs of raising and investing capital		$1.50
Offering price		$10.40

Our board of directors determined the offering price effective March 4, 2014 by (i) utilizing the appraised values of our real estate property investments of approximately $4.0 billion and adding our other assets comprised of our cash, tenant and other receivables, loans receivable and other assets of $402 million, (ii) subtracting the values of our debt obligations and other liabilities comprised of our accounts payable and accrued expenses, due to affiliates, distributions payable and other liabilities of $2.1 billion, as well as amounts related to noncontrolling interests of $61 million, and (iii) dividing the total by our pro forma common shares outstanding as of February 28, 2014 of 249 million, resulting in an estimated NAV per share of $8.90. Additionally, our board of directors considered the costs and expenses associated with raising equity in connection with this offering and other fees and expenses related to making real estate investments, resulting in the fixed offering price of $10.40, which is a $0.12 increase over our previous per share offering price of $10.28.

Other than with respect to the appraised values of our real estate property investments and values of our debt obligations, the values of the assets and liabilities described above were determined based on their cost as of December 31, 2013 and included certain pro forma adjustments primarily related to: (i) the issuance of additional shares of our common stock from January 1, 2014 through February 28, 2014, and (ii) pro forma adjustments to reflect acquisition fees and expenses expected to be incurred to invest the proceeds in (i) above. Other than those adjustments described above, we did not make additional adjustments related to the operations for the period from January 1, 2014 through February 28, 2014 because we did not believe they would have a material impact on our estimated NAV. Additionally, the calculation of the offering price excluded certain items on our unaudited consolidated balance sheet that were determined to have no future value or economic impact on the valuation. Examples include receivables related to straight-line rental revenue and costs incurred to put debt in place. Other items were excluded because they were already considered elsewhere in the valuation. Examples include intangible lease assets and liabilities related to our real estate property investments and costs incurred for capital expenditures that were included in the appraised values of our real estate property investments and the fair values of interest rate swaps and caps, as they were included in the valuation of our debt.

The appraised values provided by Cushman and Knight Frank described above were determined primarily by using methodologies that are commonly used in the commercial real estate industry. For our domestic real estate property investments, these methodologies included discounted cash flow analyses and reviews of current, historical and projected capitalization rates for properties comparable to those owned by us and assume a two-year holding period for multifamily development projects and a 10-12 year holding period for the remaining domestic real estate property investments. Additionally, the multifamily development project appraisals included assumptions regarding projected construction completion and stabilization. For our international real estate investments, these methodologies included cash flow analyses and going-in capitalization rates for properties comparable to those owned by us. The tables below summarize the key assumptions that were used in the valuations of our real estate property investments.

	Range	Weighted Average
Domestic Real Estate Property Investments
Office/Industrial/Mixed-use/Retail
Exit capitalization rate	6.00% - 8.00%	6.82%
Discount rate/internal rate of return	6.75% - 9.00%	7.57%
Multi-Family
Exit capitalization rate	5.00% - 5.50%	5.36%
Discount rate/internal rate of return	7.25% - 7.50%	7.38%
International Real Estate Property Investments
Office/Industrial/Mixed-use
Going-in capitalization rate	5.27% - 11.23%	7.47%

While our board of directors believes that the assumptions used in determining the appraised values of our real estate property investments are reasonable, a change in these assumptions would impact the calculation of such values. For example, assuming all other factors remained unchanged, an increase in the average discount rate of 25 basis points would yield a decrease in the appraised values of our domestic real estate property investments of 1.9%, while a decrease in the average discount rate of 25 basis points would yield an increase in the appraised values of our domestic real estate property investments of 1.9%. Likewise, an increase in the average exit capitalization rate of 25 basis points would yield a decrease in the appraised values of our domestic real estate property investments of 2.2%, while a decrease in the average exit capitalization rate of 25 basis points would yield an increase in the appraised values of our domestic real estate property investments of 2.3%. Additionally, an increase in the average going-in capitalization rate of 25 basis points would yield a decrease in the appraised values of our international real estate property investments of 3.4%, while a decrease in the average going-in capitalization rate of 25 basis points would yield an increase in the appraised values of our international real estate property investments of 3.7%.

We expect that we will next disclose a new estimated NAV per share by March 31, 2015, but our board of directors may determine, in its sole discretion, to defer any such disclosure to a later date; provided such deferral is permitted under applicable rules and regulations in effect at that time.

Distributions

With the authorization of our board of directors, we declared distributions to our stockholders and HALP for the period from October 20, 2009 through December 31, 2011. These distributions were calculated based on stockholders of record for each day in an amount equal to 0.00191781 per share, per day.

As a result of market conditions and our goal of increasing our distribution coverage with operating cash flows, we have declared distributions for the months of January 2012 through March 2014 at an amount equal to $0.0017808 per share, per day, which was a decrease from the amount per share, per day that was declared for the period from October 20, 2009 through December 31, 2011.

Our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. Therefore some or all of our distributions may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor, and cash resulting from a waiver or deferral of fees. We funded 53% of total distributions for 2011, 50% of total distributions for 2012 and 67% of total distributions for 2013 with cash flows from financing activities, which include proceeds from our public offerings and proceeds from our debt financings. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” for additional information regarding our distributions.

During the years ended December 31, 2013 and 2012, respectively, we paid $83.1 million and $29.6 million in acquisition fees and expenses. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations” for additional information regarding our fund performance.

 The table below outlines our total distributions declared to stockholders and noncontrolling interests (HALP, Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) and Flagship Capital GP) for each of the quarters during the years ended December 31, 2013 and December 31, 2012, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands):

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2013
December 31, 2013	$16,458	$18,660	$35,118	$1,454
September 30, 2013	14,561	16,079	30,640	638
June 30, 2013	13,265	14,551	27,816	685
March 31, 2013	12,418	13,772	26,190	554
Total	$56,702	$63,062	$119,764	$3,331
2012
December 31, 2012	$10,676	$11,606	$22,282	$1,227
September 30, 2012	9,266	10,001	19,267	711
June 30, 2012	8,236	8,865	17,101	675
March 31, 2012	7,403	7,922	15,325	546
Total	$35,581	$38,394	$73,975	$3,159

In April 2012, the Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that our MFFO for a particular quarter, as disclosed in each quarterly report, amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. As a result of the waiver of these fees, cash flows from operations that would have been paid to the Advisor for asset management fees may be available to pay distributions to stockholders. In December 2013, our Advisor agreed to waive asset management fees otherwise payable to it for the year ended December 31, 2014 to the extent that our MFFO for the year ended December 31, 2014, as disclosed in our Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to our stockholders for the year ended December 31, 2014. These fee waivers are not deferrals and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. During the years ended December 31, 2013 and December 31, 2012, the Advisor waived $3.6 million and $8.6 million in asset management fees, respectively.

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

For the years ended December 31, 2013 and 2012, respectively, approximately 62.8% and 66.6% of the distributions paid were taxable to the investor as ordinary income and approximately 37.2% and 33.4% were treated as a return of capital for federal income tax purposes. The primary driver for the increase in the distribution taxability was an increase in 2012 taxable income due to the asset management fee waiver discussed above. The amount of distributions paid and taxable portion in each period are not indicative or predictive of amounts anticipated in future periods.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the past three years.

Share Redemption Program

We offer a share redemption program that may allow stockholders who have purchased their shares from us or received their shares through a non-cash transaction, not in the secondary market, and who have held their shares for a minimum of one year, to have their shares redeemed subject to certain limitations and restrictions. We allow redemptions of our shares on a monthly basis. No fees will be paid to Hines in connection with any redemption. Our board of directors may terminate, suspend or amend the share redemption program upon 30 days’ written notice without stockholder approval, which notice shall take the form of a current report on Form 8-K filed at least 30 days prior to the effective date of any such termination, suspension or amendment. On December 21, 2012, we filed a current report on Form 8-K to provide notice to our stockholders that we were amending and restating our share redemption program to reflect a new formula to determine the price at which shares may be redeemed under the program, which was effective on February 2, 2013.

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

In the event a stockholder is having all his shares redeemed, we may waive the one-year holding requirement for shares purchased under our distribution reinvestment plan. In addition, we may waive the one-year holding requirement in the event of a stockholder’s bankruptcy. If we determine to waive the one-year holding requirement in these circumstances, then, for purposes of determining the applicable redemption price, the stockholder will be deemed to have held his shares for one year. In the event of the death or disability of the holder, upon request, we will waive the one-year holding requirement. Except as noted below, shares that are redeemed in connection with the death or disability of a stockholder will be redeemed at a purchase price equal to the price paid to acquire such shares from us; provided, that, the redemption price cannot exceed the then-current offering price and, as described below, the redemption price will be reduced as necessary to equal the then-current offering price. For purposes of the one-year holding period, limited partners of the Operating Partnership who exchange their OP Units for shares of our common stock (and any persons to whom they transfer such stock) shall be deemed to have owned those shares of our common stock as of the date the related OP Units were issued.

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

Issuer Redemptions of Equity Securities

All eligible requests for redemptions were redeemed using the proceeds from our distribution reinvestment plan. The following table lists shares we redeemed (in thousands) under our share redemption plan during the period covered by this report, including the average price paid per share.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
October 1, 2013 to October 31, 2013	143,123	$9.64	143,123	416,356
November 1, 2013 to November 30, 2013	162,583	$9.64	162,583	444,931
December 1, 2013 to December 31, 2013	153,366	$9.74	153,366	471,407
Total	459,072		459,072

(1)	See description of our share redemption program above for a description of the limitations on the number of shares that may be redeemed.

Item 6.  Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except per share amounts).

	2013	2012	2011	2010	2009
Operating Data:
Revenues	$322,862	$187,240	$95,526	$24,874	$—
Depreciation and amortization	$140,187	$84,747	$53,167	$16,029	$—
Asset management and acquisition fees	$60,490	$22,006	$20,453	$11,236	$—
Organizational expenses	$—	$—	$—	$—	$337
General and administrative	$5,344	$3,590	$3,129	$1,866	$228
Income (loss) before benefit (provision) for income taxes	$(85,062)	$(32,393)	$(55,724)	$(30,759)	$(562)
Benefit (provision) for income taxes	$(701)	$(1,147)	$(2,885)	$(657)	$—
Net income (loss)	$(85,763)	$(33,540)	$(58,609)	$(31,416)	$(562)
Net (income) loss attributable to noncontrolling interests	$(3,173)	$(939)	$1,592	$5,951	$154
Net income (loss) attributable to common stockholders	$(88,936)	$(34,479)	$(57,017)	$(25,465)	$(408)
Basic and diluted income (loss) per common share:	$(0.48)	$(0.30)	$(0.85)	$(1.30)	$(1.19)
Distributions declared per common share (1)	$0.65	$0.65	$0.70	$0.70	$0.14
Weighted average common shares outstanding - basic and diluted	184,412	113,578	67,429	19,597	343
Balance Sheet Data:
Total investment property	$2,799,850	$1,482,478	$950,430	$449,029	$—
Cash and cash equivalents	$124,859	$97,398	$66,490	$146,953	$28,168
Total assets	$3,803,219	$2,078,572	$1,381,317	$775,684	$28,481
Long-term obligations (2)	$1,982,791	$873,585	$647,204	$378,333	$—

(1)	Distributions declared for the period from October 20, 2009 through December 31, 2009, were paid in March 2010.

(2)	These amounts include notes payable, notes payable to affiliates and long-term derivative instruments.

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines Global REIT Properties, LP (the “Operating Partnership”) were formed in December 2008 and January 2009, respectively, to invest in a diversified portfolio of quality commercial real estate properties and related investments in the United States and internationally. On August 5, 2009, we commenced our initial public offering of up to $3.5 billion in shares of common stock for sale to the public (the “Initial Offering”), which was terminated on February 1, 2013. We commenced a follow-on offering on February 4, 2013, through which we are offering up to $3.5 billion in shares of common stock (the “Second Offering”). We have received gross offering proceeds of approximately $2.3 billion from the sale of 233.0 million shares in our public offerings through December 31, 2013. Our board of directors established a new offering price of $10.40 per share effective March 4, 2014. Previously, in February 2013, our board of directors established an offering price of $10.28 per share. The increase in our per share offering price is largely due to a 4.7% increase in our real estate values when such values are compared to (i) the previously determined appraised value of our assets (for assets that were acquired prior to 2013) and (ii) to the cost of our assets that were acquired during 2013.

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. These investments could include a variety of asset types in the US and internationally such as office, retail, industrial, multi-family, etc. In addition, we may invest in operating properties, properties under development and undeveloped properties or real estate-related investments such as real estate securities or debt. We fund our acquisitions primarily with proceeds from offerings of our securities and debt financing. As of December 31, 2013, we owned interests in 38 real estate investments which contain, in the aggregate, 12.4 million square feet of leasable space, and we believe each property is suitable for its intended purpose. These investments consisted of:

•	Domestic office investments (11 investments)

•	Domestic other investments (9 investments)

•	International office investments (10 investments)

•	International other investments (8 investments)

Discussed below are additional details related to our investments in multi-family projects and investments in real estate related debt, each of which is included in our domestic other investments segment. All other investments are operating real estate investments.

•
WaterWall Place JV — 93% interest in a joint venture that was formed to invest in a multi-family development project in Houston, Texas. The estimated total cost of the project is expected to be $65.0 million and the project will consist of 322 units upon completion. An affiliate of Hines owns the remaining 7% interest in this joint venture. As of December 31, 2013, 41 units have been delivered and 48 leases have been executed. Construction began in July 2012 and is expected to be completed by June 2014, although there can be no assurances as to when construction will be completed.

•
@1377 — @1377 is a multi-family development project in Atlanta, Georgia, which is being developed by an affiliate of Hines. The estimated total cost of the project is expected to be $33.4 million and the project will consist of 215 units upon completion. As of December 31, 2013, 171 units had been delivered and 106 leases had been executed. Construction began in July 2012 and was substantially complete in March 2014 with all 215 units delivered.

•
Ponce & Bird JV — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. The estimated total cost of the project is expected to be $66.0 million and the project will consist of 276 units upon completion. Affiliates of Hines own the remaining 17% interest in this joint venture. Construction began in April 2013 and is expected to be completed by December 2014, although there can be no assurances as to when construction will be completed.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. We have committed to investing up to $49.4 million into the Flagship JV. The joint venture has eight loans receivable, totaling $39.6 million, outstanding as of December 31, 2013. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP. See Note 5 — Real Estate Loans Receivable for additional information regarding these loans receivable.

As described in “Item 2 – Properties,” our portfolio is comprised of approximately 59% domestic and 41% international investments, including the effect of The Rim acquisition, which was acquired subsequent to December 31, 2013. We believe that this diversification is directly in-line with our investment strategies in maintaining a well-diversified real estate portfolio and providing additional diversification across currencies.

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

Any investments in partially owned real estate joint ventures and partnerships are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may exceed its fair value. In such an instance, we will record an impairment charge if we determine that a decline in the value of an investment below its fair value is other than temporary.  Our analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and our intent and ability to hold the investment to full recovery. Based on our analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investments in unconsolidated, partially owned real estate joint ventures for the years ended December 31, 2013 and 2012. We had no investments in unconsolidated, partially owned real estate joint ventures for the year ended December 31, 2011. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s investments, impairment charges may be recorded in future periods.

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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the years ended December 31, 2013, 2012, and 2011.

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

Revenue Recognition and Valuation of Receivables

We are required to recognize minimum rent revenues on a straight-line basis over the terms of tenant leases, including rent holidays and bargain renewal options, if any. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant’s lease provision. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term and are included in other revenue in the accompanying consolidated statements of operations. To the extent our leases provide for rental increases at specified intervals, we will record a receivable for rent not yet due under the lease terms. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of unbilled rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity.

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

Additionally, a real estate loan receivable is considered to be impaired when, based upon current events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. If a real estate loan receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at its effective interest rate or to the value of the underlying collateral if the real estate loan receivable is collateral dependent. Evaluating real estate loans receivable for potential impairment can require management to exercise significant judgment. No impairment charges were recorded for the years ended December 31, 2013, 2012, and 2011.

Derivative Instruments

We have entered into several interest rate swap contracts and interest rate cap agreements as economic hedges against the variability of future interest rates on our variable interest rate borrowings.  Our interest rate swaps effectively fixed the interest rates on each of the loans to which they relate and the interest rate cap contracts have effectively limited the interest rate on the loans to which they relate. We have not designated any of these contracts as fair value or cash flow hedges for accounting purposes.

The valuation of the interest rate contracts and agreements is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate contracts and agreements are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The interest rate contracts have been recorded at their estimated fair values in the accompanying consolidated balance sheets as of December 31, 2013 and 2012. Changes in the fair values of the interest rate contracts have been recorded in the accompanying consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011.

We also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates on our international investments in 2013. These forward contracts effectively fixed the currency exchange rates on each of the investments to which they relate. We did not designate any of these contracts as fair value or cash flow hedges for accounting purposes.

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

In October 2012, FASB clarified and relocated guidance in the Accounting Standards Codification (“ASC” or the “Codification”), corrected unintended application of guidance and made minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Amendments made to the Codification without transition guidance are effective upon issuance and amendments subject to transition guidance were effective for fiscal periods beginning after December 15, 2012. This guidance did not have a material impact on our financial statements.

In February 2013, FASB issued guidance to improve transparency of reporting reclassifications out of accumulated other comprehensive income. The adoption of this guidance was effective for interim and annual periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on our financial statements.

In February 2013, FASB issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We have not concluded our analysis on this guidance, but we do not believe the adoption of this guidance will have a material impact on our financial statements.

In March 2013, FASB issued guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years beginning after December 15, 2013. We have not concluded our analysis on this guidance, but we do not believe the adoption of this guidance will have a material impact on our financial statements.

In July 2013, FASB issued amendments to the Codification to provide guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. We have not concluded our analysis on this guidance, but we do not believe the adoption of this guidance will have a material impact on our financial statements.

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

One of our primary concerns is to invest proceeds raised from our offerings as quickly and prudently as possible.  In 2010, a significant amount of investment capital began pursuing high-quality, well located assets and these conditions caused aggressive competition and higher pricing for assets which match our investment strategy.  Accordingly, we experienced delays in investing our public offering proceeds which, combined with higher pricing, caused us to reduce the amount of per share, per day distributions declared from $0.00191781 to $0.0017808 effective January 1, 2012. See “Cash Flows from Financing Activities – Distributions” later in this section for additional information regarding our distributions. As of December 31, 2013, all of the proceeds from our public offerings raised to date had been invested in or committed to various real estate investments.

Until the proceeds from our public offerings are fully invested, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions paid. Therefore some or all of our distributions may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor, and cash resulting from a waiver or deferral of fees. In April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that our MFFO for a particular quarter, as disclosed in each of our quarterly reports, amounts to less than 100% of the aggregate distributions declared for such quarter. In December 2013, our Advisor agreed to waive asset management fees otherwise payable to it for the year ended December 31, 2014 to the extent that our MFFO for the year ended December 31, 2014, as disclosed in our Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to our stockholders for the year ended December 31, 2014. These fee waivers are not deferrals and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. The Advisor waived $3.6 million of asset management fees payable to it during the three months ended March 31, 2013. However, because MFFO exceeded distributions declared to our stockholders for each of the last three quarters of 2013, no asset management fees were waived for those periods. During the year ended December 31, 2012, the Advisor waived $8.6 million in asset management fees. See “Results of Operations — Year ended December 31, 2013 compared to the year ended December 31, 2012 — Other Expenses,” for additional information regarding our asset management fee waiver. To date, the Advisor has waived $12.2 million in asset management fees. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from this offering, cash advances by our Advisor and cash resulting from a waiver or deferral fees.

We believe that the proper use of leverage can enhance returns on real estate investments. We expect that once we have fully invested the proceeds of our offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. As of December 31, 2013, our portfolio was 48% leveraged, based on the values of our real estate investments. At that time, we had $2.0 billion of principal outstanding under our various loan agreements with a weighted average interest rate of 3.3%, including the effects of related interest rate swaps. Comparatively, as of December 31, 2012, our portfolio was 39% leveraged, based on the aggregate purchase price of our real estate investments, and we had $858.3 million of principal outstanding under various loan agreements with a weighted average interest rate of 4.4%, including the effects of related interest rate swaps.

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

Net cash provided by operating activities for the year ended December 31, 2013 was $40.5 million compared to $38.9 million as of December 31, 2012. Net cash provided by operating activities was reduced by the payment of acquisition fees and acquisition-related expenses totaling $83.1 million during the year ended December 31, 2013 and $29.6 million during the year ended December 31, 2012. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital. Excluding the effect of these fees and expenses, operating cash flows increased by $55.2 million. This increase is due to our acquisition of 13 operating properties during 2013 and the operation of properties acquired during 2012 for the entire year.

Net cash provided by operating activities for the year ended December 31, 2012 was $38.9 million compared to cash provided by operating activities of $24.0 million for the year ended December 31, 2011. Net cash provided by operating activities was reduced by the payment of acquisition fees and acquisition-related expenses totaling $29.6 million during the year ended December 31, 2012 and $17.5 million during the year ended December 31, 2011. Excluding these fees and expenses, operating cash flows increased by $26.9 million between these periods as a result of our acquisition of nine operating properties during 2012 and the operation of properties which were acquired during 2011 for the entire year.

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to payments made for the acquisition of our real estate investments, including deposits for pending acquisitions and activities related to our loans receivable. During the year ended December 31, 2013, we paid $1.7 billion primarily related to our acquisition of 13 real estate investments. We also paid $11.7 million in capital expenditures at our operating properties and paid $44.4 million in capital expenditures at our multi-family development projects in Houston, Texas and Miami, Florida during the year ended December 31, 2013. Additionally, during the year ended December 31, 2013, we made loans of $20.0 million and received proceeds from loans receivable of $12.4 million.

By comparison, during the year ended December 31, 2012, we paid $593.4 million related to our acquisitions of nine real estate investments. We also paid $12.5 million in capital expenditures at our operating properties and paid $18.7 million in capital expenditures at our multi-family development projects in Houston, Texas and Miami, Florida during the December 31, 2012. We also paid $3.6 million related to our unconsolidated joint venture investment in @1377 and paid $7.5 million related to deposits on pending acquisitions that were completed in 2013. Additionally, during the year ended December 31, 2012, we made loans of $33.3 million and received proceeds from loans receivable of $3.1 million.

During the year ended December 31, 2011, we paid $603.9 million related to our acquisitions of seven real estate investments. We also paid $1.3 million in capital expenditures at our operating properties and paid $8.3 million in capital expenditures at our multi-family development projects in Houston, Texas for the year ended December 31, 2011. We also paid $24.4 million related to deposits on pending acquisitions that were completed in 2012 and invested $4.9 million in real estate loans receivable during December 31, 2011. Additionally, during the year ended December 31, 2011, we made loans of $4.9 million.

During the year ended December 31, 2013, we had an increase in restricted cash of $4.6 million primarily related to escrows required by several of our outstanding mortgage loans. During the year ended December 31, 2012, we had an increase in restricted cash of $0.3 million primarily related to escrows required by several of our outstanding mortgage loans. During the year ended December 31, 2011, restricted cash increased by $6.3 million primarily related to a reserve that the Brindleyplace JV was required to fund that was depleted in 2012 and escrows required by several of our outstanding mortgage loans.

Cash Flows from Financing Activities

Public Offerings

During the years ended December 31, 2013, 2012 and 2011, respectively, we raised proceeds of $772.7 million, $556.7 million and $468.7 million from our public offerings, excluding proceeds from the distribution reinvestment plan. In addition, during the years ended December 31, 2013, 2012 and 2011, respectively, we redeemed $18.7 million, $11.1 million and $7.1 million in shares of our common stock through our share redemption program. As described previously, we terminated the Initial Offering on February 1, 2013 and commenced the Second Offering on February 4, 2013.

In addition to the investing activities described above, we use proceeds from our public offerings of securities to make certain payments to the Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the years ended December 31, 2013, 2012 and 2011, respectively, we made payments of $84.1 million, $58.3 million and $51.2 million, for selling commissions, dealer manager fees and issuer costs related to our public offerings. The increase from year to year is primarily related to an increase in the proceeds raised from our public offerings during each successive year.

Distributions

With the authorization of our board of directors, we declared distributions to our stockholders and HALP for the period from October 20, 2009 through December 31, 2011. These distributions were calculated based on stockholders of record for each day in an amount equal to $0.0019178 per share, per day.

As described previously in the Financial Condition, Liquidity and Capital Resources section, we have declared distributions for the months of January 2012 through March 2014 at an amount equal to $0.0017808 per share, per day. This per share, per day amount was a decrease from the amount per share, per day that was declared for the period from October 20, 2009 through December 31, 2011.

In our initial quarters of operations, and from time to time thereafter, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We funded 53% of total distributions for 2011, 50% of total distributions for 2012 and 67% of total distributions for 2013 with cash flows from financing activities, which include proceeds from our public offerings and proceeds from our debt financings. Also, during the years ended December 31, 2013, 2012, and 2011, respectively, we paid $83.1 million, $29.6 million and $17.5 million in acquisition fees and expenses. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital. See “— Results of

Operations — Funds from Operations and Modified Funds from Operations” for additional information regarding our fund performance.

Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. Distributions paid to stockholders (including those reinvested in stock) during the years ended December 31, 2013, 2012 and 2011 were $115.3 million, $71.3 million and $44.3 million, respectively.

The Brindleyplace JV declared distributions related to the operations of the Brindleyplace Project of $2.8 million, $2.9 million and $3.8 million to Moorfield for the years ended December 31, 2013, 2012 and 2011, respectively. The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders (HALP, Moorfield and Flagship Capital GP) as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Years Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities (1)
December 31, 2013	$56,702	$63,062	$119,764	$3,331	$40,524	33%	$82,571	67%
December 31, 2012	$35,581	$38,394	$73,975	$3,159	$38,850	50%	$38,284	50%
December 31, 2011	$22,287	$24,911	$47,198	$3,808	$23,991	47%	$27,015	53%

(1)	Cash flows from financing activities includes proceeds from our public offerings, equity capital contributions from noncontrolling interests and proceeds from debt financings.

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our revolving credit facility with JPMorgan Chase Bank, N.A. (the “Revolving Credit Facility”) to provide funding for near-term investment or working capital needs. During the year ended December 31, 2013, we entered into $676.4 million of mortgage financing with a weighted average interest rate of 2.8%, related to the acquisition of 13 operating properties with an aggregate net purchase price of $1.7 billion. Additionally, two of our multi-family development projects borrowed $44.6 million to fund construction costs. The Flagship JV borrowed an additional $8.3 million under its revolving credit facility related to the funding of its loans receivable during the period and made payments of $4.7 million on its revolving credit facility.

During year ended December 31, 2013, we also borrowed approximately $1.3 billion under our Revolving Credit Facility and bridge loan and made payments of $943.7 million. Additionally, we also made payments of $53.2 million (net of hedge settlement) and received proceeds of $51.4 million on the 56.3 million AUD credit facility related to 144 Montague.

During the year ended December 31, 2013, we made payments of $10.1 million for financing costs related to our loans and $4.3 million related to our interest rate caps.

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

During the year ended December 31, 2011, we entered into $189.4 million of mortgage financing (including $97.4 million in mortgages that were assumed) with a weighted average interest rate of 5.29%, related to the acquisition of four operating properties with an aggregate net purchase price of $702.0 million. We also made payments of $4.0 million for financing costs related to our loans.

Contributions From Noncontrolling Interests

During the years ended December 31, 2013 and 2012, Moorfield made contributions in the amount of $2.0 million and $4.1 million, which is recorded in contributions from noncontrolling interests in our consolidated statement of cash flows. During the years ended December 31, 2013 and 2012, the Flagship Capital GP, the noncontrolling interest in the Flagship JV, contributed $0.6 million and $1.0 million, respectively to the Flagship Capital JV which is also recorded in contributions from noncontrolling interests in our consolidated statement of cash flows.

Results of Operations

Year ended December 31, 2013 compared to the year ended December 31, 2012

Same-store Analysis

We owned 34 real estate investments that were 93% leased as of December 31, 2013, compared to 21 real estate investments that were 94% leased as of December 31, 2012. The following table presents the property-level revenues in excess of expenses for the year ended December 31, 2013, as compared to the same period in 2012, by reportable segment. Same-store properties for the year ended December 31, 2013 include 12 properties owned as of January 1, 2012 that were 97% leased as of December 31, 2013 compared to 93% leased as of December 31, 2012. Further, the results below reflect three real estate investments, including the Flagship JV and two multi-family projects that have not been completed. As we are currently in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties, as indicated by the same-store analysis below. All amounts are in thousands, except for percentages:

	Years Ended December 31,		Change
	2013	2012	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$38,960	$39,591	$(631)	(2)%
Domestic other investments	20,135	18,026	2,109	12%
International office investments	18,139	18,438	(299)	(2)%
International other investments	25,502	25,101	401	2%
Total same-store properties	$102,736	$101,156	$1,580	2%
Recent acquisitions	118,033	25,045	92,988	371%
Total property revenues in excess of expenses	$220,769	$126,201	$94,568	75%

Other
Depreciation and amortization	$140,187	$84,747	$55,440	65%
Interest expense	$60,968	$37,915	$23,053	61%
Interest income	$454	$227	$227	100%
Income tax provision	$701	$1,147	$(446)	(39)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

In total, property revenues in excess of expenses of the same-store properties increased 2% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. See bullet points below describing the most significant variances in our property revenues in excess of expenses at our same-store properties:

•	Domestic other investments:

◦
We experienced an increase in interest income earned on our real estate loans receivable from the Flagship Capital JV for the year ended December 31, 2013, due to an increase in our loan real estate receivable balance. As of December 31, 2013, our loans receivable balance from the Flagship Capital JV was $39.6 million, as compared to $31.4 million at December 31, 2012.

◦
We experienced an increase in fees received for telecommunication-related services for new and existing tenants at Komo Plaza (previously referred to as Fisher Plaza) which increased our rental revenues for the property.

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

The table below summarizes the activity related to our derivatives for the years ended December 31, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2013	2012
Gain (loss) on interest rate contracts	$5,082	$(2,663)
Unrealized gain (loss) on foreign currency forward contracts	576	(198)
Gain (loss) on settlement of foreign currency forward contracts	4,251	4,259
Gain (loss) on derivative instruments	$9,909	$1,398

Other Expenses

The tables below provide detail relating to our acquisition-related expenses, asset management and acquisition fees and general and administrative expenses for the years ended December 31, 2013 and 2012. These fees and expenses were generally higher for 2013 compared to 2012, primarily due to our acquisition of more real estate investments in 2013. All amounts in thousands, except percentages:

	Years Ended December 31,		Change
	2013	2012	$	%
Acquisition fee	$40,136	$16,064	$24,072	150%
Asset management fee	$20,354	$5,942	$14,412	243%
Asset management and acquisition fees	$60,490	$22,006	$38,484	175%

Acquisition-related expenses	$42,747	$12,633	$30,114	238%
General and administrative expenses	$5,344	$3,590	$1,754	49%

We pay our Advisor acquisition fees equal to 2.25% of the net purchase price of our real estate investments. Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. These costs vary significantly from one acquisition to another. Acquisition-related expenses increased for the year ended December 31, 2013, as compared to the same period in 2012, primarily due to our acquisition of more international properties during the year ended December 31, 2013. Acquisition-related expenses are generally higher for international acquisitions than domestic acquisitions.

We also pay monthly asset management fees to our Advisor based on an annual fee equal to 1.5% of the amount of net equity capital invested in real estate investments. However, in April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it for each quarter in 2012 and 2013 to the extent that our MFFO for a particular quarter, as disclosed in each quarterly report, amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. In December 2013, our Advisor agreed to waive asset management fees otherwise payable to it for the year ended December 31, 2014 to the extent that our MFFO for the year ended December 31, 2014, as disclosed in our Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to our stockholders for the year ended December 31, 2014. These fee waivers are not deferrals and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. The Advisor waived $3.6 million of asset management fees payable to it for the three months ended March 31, 2013. However, because MFFO exceeded distributions declared to our stockholders for each of the last three quarters of 2013, no asset management fees were waived for those periods. During the year ended December 31, 2012, the Advisor waived $8.6 million in asset management fees. Since inception, the Advisor has waived $12.2 million in asset management fees. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from this offering, cash advances by our Advisor and cash resulting from a waiver or deferral fees.

General and administrative expenses includes legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. The increase identified in the tables above in our general and administrative costs is primarily due to increased transfer agent costs resulting from an increase in the number of stockholders compared to the same period in 2012, as well as an increase in audit and tax fees as a result of an increase in acquisition and leasing activity in 2013. Certain of these costs are variable and will continue to increase in the future as we continue to raise capital and make additional real estate investments.

Foreign Currency Gains (Losses)

Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than our functional currencies. During the years ended December 31, 2013 and 2012, these gains and losses were primarily related to the effect of remeasuring our borrowings denominated in foreign currencies into U.S. dollars and the changes in exchange rates between the date of the borrowing and December 31, 2013 and 2012.

Year ended December 31, 2012 compared to the year ended December 31, 2011

Our results of operations for the years ended December 31, 2012 and 2011 are not indicative of those expected in future periods as we did not make our first real estate investment until June 2010. Amounts recorded in our consolidated statements of operations for the years ended December 31, 2012 and 2011 were due to the following:

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

(2)Property expenses include property operating expenses, real property taxes, property management fees and income taxes.

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

Other Expenses

The tables below provide detail relating to our acquisition-related expenses, asset management and acquisition fees and general and administrative expenses for the years ended December 31, 2012 and 2011. All amounts in thousands, except percentages

	Years Ended December 31,		Change
	2012	2011	$	%
Acquisition-related expenses	$12,633	$5,863	$6,770	115%
Asset management and acquisition fees	$22,006	$20,453	$1,553	8%
General and administrative expenses	$3,590	$3,129	$461	15%

Acquisition-related expenses represents costs incurred on properties we have acquired and those which we may acquire in future periods. These costs vary significantly from one acquisition to another. These costs increased significantly in 2012 compared to 2011, due primarily to Stamp Duty taxes and other costs paid in relation to our international acquisitions in 2012.

We pay our Advisor acquisition fees equal to 2.25% of the net purchase price of our real estate investments. Prior to March 29, 2012, we paid our Advisor acquisition fees equal to 2.0% of the net purchase price of our real estate investments. During the years ended December 31, 2012 and 2011, respectively, we incurred $16.1 million and $14.2 million of acquisition fees.

We also pay monthly asset management fees to our Advisor based on an annual fee equal to 1.5% of the amount of net equity capital invested in real estate investments. However, in April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it for each quarter in 2012 and 2013 to the extent that our MFFO for a particular quarter, as disclosed in each quarterly report, amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. In December 2013, our Advisor agreed to waive asset management fees otherwise payable to it for the year ended December 31, 2014 to the extent that our MFFO for the year ended December 31, 2014, as disclosed in our Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to our stockholders for the year ended December 31, 2014. These fee waivers are not deferrals and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. Our Advisor waived asset management fees payable to it during the year ended December 31, 2012 of $8.6 million. During the year ended December 31, 2012, we incurred asset management fees of $5.9 million, compared to $6.3 million of asset management fees incurred during the year ended December 31, 2011.

General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. Certain of these costs are variable and will continue to increase in the future as we continue to raise capital and make additional real estate investments.

Other Gains (Losses)

Other gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than our functional currencies. During the year ended December 31, 2012, these losses primarily relate to the effect of remeasuring our Euro-denominated borrowings into U.S. dollars and the changes in the Euro – U.S. dollar exchange rate between the date of the borrowing and December 31, 2012.

Funds from Operations and Modified Funds from Operations

Funds from Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and is widely recognized by investors and analysts as one measure of operating performance of a real estate company. FFO excludes items such as real estate depreciation and amortization. Depreciation and amortization, as applied in accordance with GAAP, implicitly assumes that the value of real estate assets diminishes predictably over time and also assumes that such assets are adequately maintained and renovated as required in order to maintain their value. Since real estate values have historically risen or fallen with market conditions such as occupancy rates, rental rates, inflation, interest rates, the business cycle, unemployment and consumer spending, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies using historical cost accounting alone is insufficient. In addition, FFO excludes gains and losses from the sale of real estate and impairment charges related to depreciable real estate assets and in-substance real estate equity investments, which we believe provides management and investors with a helpful additional measure of the historical performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs. A property will be evaluated for impairment if events or circumstances indicate that the carrying amount may not be recoverable (i.e. the carrying amount exceeds the total estimated undiscounted future cash flows from the property). Undiscounted future cash flows are based on anticipated operating performance, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows. While impairment charges are excluded from the calculation of FFO as described above, stockholders are cautioned that due to the limited term of our operations, it could be difficult to recover any impairment charges.

In addition to FFO, management uses MFFO, as defined by the Investment Program Association, (the “IPA”), as a non-GAAP supplemental financial performance measure to evaluate our operating performance. The IPA has recommended the use of MFFO as a supplemental measure for publicly registered, non-listed REITs to enhance the assessment of the operating performance of a non-listed REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be useful as a measure of the long-term operating performance of our investments or as a comparative measure to other publicly registered, non-listed REITs if we do not continue to operate with a limited life and targeted exit strategy, as currently intended and described herein. MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are appropriate. Such items include reversing the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment and certain other items as described below. Some of these adjustments are necessary to address changes in the accounting and reporting rules under GAAP such as the accounting for acquisition-related expenses from a capitalization/depreciation model to an expensed-as-incurred model that were put into effect in 2009 and other changes to GAAP rules for real estate subsequent to the establishment of NAREIT’s definition of FFO. These changes in the accounting and reporting rules under GAAP affected all industries, and as a result of these changes, acquisition fees and expenses are typically accounted for as operating expenses under GAAP. Management believes these fees and expenses do not affect our overall long-term operating performance. These changes also have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the years ended December 31, 2013, 2012 and 2011. As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the three periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

	Period from Inception (December 10, 2008) through December 31, 2013
		Years Ended December 31,
		2013	2012	2011
Net income (loss)	$(209,890)	$(85,763)	$(33,540)	$(58,609)
Depreciation and amortization (1)	294,118	140,187	84,747	53,167
Adjustments for noncontrolling interests (2)	(9,279)	(5,397)	(3,711)	(3,082)
Funds from operations	74,949	49,027	47,496	(8,524)
Loss (gain) on derivative instruments (3)	2,416	(9,909)	(1,398)	16,523
Loss (gain) on foreign currency (4)	5,978	6,433	(455)	—
Other components of revenues and expenses (5)	(8,823)	(5,596)	(1,884)	(469)
Acquisition fees and expenses (6)	155,791	82,050	28,535	19,759
Adjustments for noncontrolling interests (2)	(3,397)	2,667	872	(1,767)
Modified Funds From Operations	$226,914	$124,672	$73,166	$25,522
Basic and Diluted Loss Per Common Share Attributable to Common Stockholders	$(1.03)	$(0.48)	$(0.30)	$(0.85)
Funds From Operations Per Common Share	$0.38	$0.27	$0.42	$(0.13)
Modified Funds From Operations Per Common Share	$1.14	$0.68	$0.64	$0.38
Weighted Average Shares Outstanding	199,441	184,412	113,578	67,429

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

(5)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Period from Inception (December 10, 2008) through December 31, 2013
		Years Ended December 31,
		2013	2012	2011
Straight-line rent adjustment (a)	$(26,865)	$(13,927)	$(7,512)	$(3,812)
Amortization of lease incentives (b)	2,451	1,736	486	170
Amortization of out-of-market leases (b)	13,643	5,990	4,479	2,681
Other	1,948	605	663	492
	$(8,823)	$(5,596)	$(1,884)	$(469)

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

•
Amortization of deferred financing costs was $10.9 million for the period from inception through December 31, 2013 and $5.2 million, $3.4 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As noted previously, in our initial quarters of operations, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions paid. Therefore some or all of our distributions may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from our public offerings, cash advances by the Advisor, and cash resulting from a waiver or deferral of fees. The Advisor waived $3.6 million of asset management fees payable to it for the three months ended March 31, 2013. However, because MFFO exceeded distributions declared to our stockholders for each of the last three quarters of 2013, no asset management fees were waived for those periods. During the year ended December 31, 2012, the Advisor waived $8.6 million in asset management fees. See “— Results of Operations — Year ended December 31, 2013 compared to the year ended December 31, 2012 — Other Expenses,” for additional information regarding our asset management fee waiver. To date, the Advisor has waived $12.2 million in asset management fees. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from this offering, cash advances by our Advisor and cash resulting from a waiver or deferral fees. See “Year ended December 31, 2013 compared to the year ended December 31, 2012 — Other Expenses,” for additional information regarding our asset management fee waiver.

From inception through December 31, 2013, we declared distributions to our stockholders totaling $254.9 million, compared to total aggregate FFO of $74.9 million and cash flows from operating activities of $86.7 million. For the year ended December 31, 2013, we declared distributions to our stockholders totaling $119.8 million, compared to total aggregate FFO of $49.0 million. For the years ended December 31, 2012 and 2011, we declared distributions to our stockholders totaling $74.0 million and $47.2 million, respectively, compared to an FFO of $47.5 million and an FFO loss of $8.5 million, respectively. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income and FFO. From inception through December 31, 2013, we incurred acquisition fees and expenses totaling $155.8 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2013. The table below excludes $48.3 million in obligations comprised principally of construction contracts which are generally due within the next 12 months related to our new development projects because such amounts are not fixed or determinable. Specifically included are our obligations under long-term debt agreements and our operating lease agreement (in thousands):

	Payments due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Notes payable (1)	$127,255	$1,048,155	$637,012	$326,784	$2,139,206
Notes payable to affiliates (1)	21,134	17,418	—	—	38,552
Operating lease agreement (2)	387	774	774	3,874	5,809
Total contractual obligations	$148,776	$1,066,347	$637,786	$330,658	$2,183,567

(1)
Notes payable includes principal and interest payments under our mortgage and construction loans. For the purpose of this table, we assumed that rates of our unhedged variable-interest loans were equal to the rates in effect as of December 31, 2013 and remain constant for the remainder of the loan term. Further, for the purpose of this table, for mortgages denominated in a foreign currency, we assumed the exchange rate in effect as of December 31, 2013 remains constant for the remainder of the loan term.

(2)
The operating lease agreement relates to the Brindleyplace JV, which leases space from a tenant in one of its properties through a non-cancellable lease agreement which expires on December 24, 2028.  The Company expects to make annual payments of approximately £0.2 million ($0.4 million assuming a rate of $1.65 per GBP as of December 31, 2013) pursuant to the lease, which will be recorded in rental expense in its consolidated statement of operations. For the purpose of this table, we assumed the exchange rate of $1.65 per GBP remains constant for the remainder of the lease term.

Recent Developments and Subsequent Events

The Rim Acquisition

In February 2014, we acquired 658,964 square feet of retail space that is 100% leased in an outdoor retail center located in San Antonio, Texas known as The Rim. The contract purchase price was $176.4 million, exclusive of transaction costs and working capital reserves. The Rim consists of 1.8 million square feet and we have acquired rights to purchase additional space that is expected to be developed over the next two years, as described below.

We have not concluded our accounting for this recent acquisition, but we expect that the purchase price will primarily be allocated to building, land and intangible assets and liabilities.

In February 2014, we also entered into a purchase and sale agreement with Phase V Rim, LLC (“Phase V”) to acquire 271,873 square feet of additional retail space at The Rim that is currently under construction and expected to be completed by December 31, 2014 (with an option to extend to April 30, 2015). Also, in February 2014, we entered into an option and right of first offer agreement with Phase V pursuant to which we have the option, but not the obligation, to purchase 97,000 square feet of additional retail center space. Construction of this space has not begun but is expected to be completed by December 31, 2015.

The purchase price for each of the additional phases described above will be calculated based on respective financial models that have been agreed upon by us and Phase V, and therefore the price of a component cannot be determined until construction of that component is completed.

25 Cabot Square

In March 2014, we entered into a contract to acquire 25 Cabot Square, a single-tenant Class A office building located in London, England. 25 Cabot Square consists of 455,687 square feet and is 100% leased to Morgan Stanley UK. The contract purchase price for 25 Cabot Square is £225.0 million (approximately $371.4 million assuming an exchange rate of $1.65 per GBP as of the date the contract was signed). There can be no assurances that this acquisition will be consummated, and if we elect not to close on this acquisition, we could potentially forfeit our $37.2 million earnest money deposit.

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

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. One of our interest rate risk management objectives is to limit the impact of interest rate changes on cash flows. To achieve this objective, we may borrow at fixed rates or fix and cap the variable rates of interest on variable interest rate borrowings through the use of interest rate swaps and caps. We have and may continue to enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We are exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts.  In the event of non-performance by the counterparty, if we were not able to replace these swaps, we would be subject to the variability of interest rates on the total amount of debt outstanding under the mortgage.

At December 31, 2013, we had fixed rate debt of $627.1 million and variable rate debt of $1.3 billion, after adjusting for the $333.0 million notional amount of our interest rate swap contracts. If interest rates were to increase by 1% and all other variables were held constant, we would incur $13.5 million in additional annual interest expense associated with our variable-rate debt. Additionally, we have notional amounts of approximately $498.3 million in interest rate caps to cap our variable rate debt. As of December 31, 2013, the variable interest rates did not exceed their capped interest rates.

Foreign Currency Risks

We currently have real estate investments located in countries outside of the U.S. that are subject to the effects of exchange rate movements between the foreign currency of each real estate investment and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. Generally, we have entered into mortgage loans denominated in foreign currencies for these investments, which provide natural hedges with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of these foreign currencies, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. The table below identifies the effect that an 10% immediate, unfavorable change in the exchange rates would have on our equity in these international real estate investments and their net income for the most recently completed period, by foreign currency (in thousands)(1):

	Reduction in Book Value as of December 31, 2013	Reduction in Net Income (Loss) for the Year Ended December 31, 2013
AUD	$7,826	$1,146
EUR	$16,194	$2,961
GBP	$22,962	$995

(1)
Our real estate assets in Moscow, Russia were purchased in U.S. dollars and we expect that when we dispose of these assets, the sale transactions will also be denominated in U.S. dollars. Accordingly, we do not expect to have rouble exposure upon disposition.

Additionally, our Revolving Credit Facility allows for borrowings denominated in foreign currencies, which subject us to risks related to the effects of exchange rate movement. As of December 31, 2013, we had €18.5 million outstanding on our Revolving Credit Facility. Holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the Euro and the U.S. dollar would result in an increase of our principal balance by $2.5 million.

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

As described elsewhere in this Annual Report on Form 10-K, our Advisor has agreed to waive asset management fees payable to it in order to more closely align the amount of distributions paid with our operations. In December 2013, our Advisor agreed to waive asset management fees otherwise payable to it for the year ended December 31, 2014 to the extent that our MFFO for the year ended December 31, 2014, as disclosed in our Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to our stockholders for the year ended December 31, 2014. There can be no assurances that the expiration of this waiver at the end of 2014 will not negatively impact the cash available to pay distributions in future periods.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hines Global REIT, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Global REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Global REIT, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Houston, Texas
March 27, 2014

HINES GLOBAL REIT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012

	2013	2012
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$2,799,850	$1,482,478
Investment in unconsolidated entities	3,573	3,573
Cash and cash equivalents	124,859	97,398
Restricted cash	12,283	7,457
Derivative instruments	5,294	790
Tenant and other receivables, net	48,247	33,615
Intangible lease assets, net	695,724	385,532
Deferred leasing costs, net	43,999	7,850
Deferred financing costs, net	15,874	10,927
Real estate loans receivable	43,237	34,701
Other assets	10,279	14,251
Total assets	$3,803,219	$2,078,572
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$72,941	$35,889
Due to affiliates	16,419	10,198
Intangible lease liabilities, net	68,355	27,183
Other liabilities	33,875	18,472
Derivative instruments	9,817	15,453
Distributions payable	14,143	8,777
Notes payable to affiliates	37,561	28,535
Notes payable	1,935,901	829,795
Total liabilities	2,189,012	974,302

Commitments and contingencies (Note 14)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2013 and 2012	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized as of December 31, 2013 and 2012; 229,035 and 148,889 common shares issued and outstanding as of December 31, 2013 and 2012, respectively	229	149
Additional paid-in capital	1,800,936	1,189,739
Accumulated deficit	(206,305)	(117,369)
Accumulated other comprehensive income (loss)	(23,921)	(8,612)
Total stockholders’ equity	1,570,939	1,063,907
Noncontrolling interests	43,268	40,363
Total equity	1,614,207	1,104,270
Total liabilities and equity	$3,803,219	$2,078,572

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$298,943	$174,794	$88,657
Other revenue	23,919	12,446	6,869
Total revenues	322,862	187,240	95,526
Expenses:
Property operating expenses	65,716	40,511	19,403
Real property taxes	28,638	16,576	7,677
Property management fees	7,739	3,952	2,231
Depreciation and amortization	140,187	84,747	53,167
Acquisition related expenses	42,747	12,633	5,863
Asset management and acquisition fees	60,490	22,006	20,453
General and administrative	5,344	3,590	3,129
Total expenses	350,861	184,015	111,923
Income (loss) before other income (expenses) and benefit (provision) for income taxes	(27,999)	3,225	(16,397)
Other income (expenses):
Gain (loss) on derivative instruments	9,909	1,398	(16,523)
Foreign currency gains (losses)	(6,458)	672	174
Interest expense	(60,968)	(37,915)	(23,167)
Interest income	454	227	189
Income (loss) before benefit (provision) for income taxes	(85,062)	(32,393)	(55,724)
Benefit (provision) for income taxes	(701)	(1,147)	(2,885)
Net income (loss)	(85,763)	(33,540)	(58,609)
Net (income) loss attributable to noncontrolling interests	(3,173)	(939)	1,592
Net income (loss) attributable to common stockholders	$(88,936)	$(34,479)	$(57,017)
Basic and diluted income (loss) per common share:	$(0.48)	$(0.30)	$(0.85)
Weighted average number of common shares outstanding	184,412	113,578	67,429
Net comprehensive income (loss):
Net income (loss)	$(85,763)	$(33,540)	$(58,609)
Other comprehensive income (loss):
Foreign currency translation adjustment	(14,840)	12,301	(20,765)
Net comprehensive income (loss):	(100,603)	(21,239)	(79,374)
Net comprehensive (income) loss attributable to noncontrolling interests	(3,642)	(2,111)	1,269
Net comprehensive income (loss) attributable to common stockholders	$(104,245)	$(23,350)	$(78,105)

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	Hines Global REIT, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2011	41,287	$41	$350,561	$(25,873)	$1,347	$326,076	$38,309
Issuance of common shares	49,479	50	492,716	—	—	492,766	—
Contribution from noncontrolling interest	—	—	—	—	—	—	97
Distributions declared	—	—	(47,198)	—	—	(47,198)	(15)
Distributions on Convertible Preferred Equity Certificates (“CPEC”)	—	—	—	—	—	—	(3,793)
Redemption of common shares	(743)	(1)	(7,190)	—	—	(7,191)	—
Selling commissions and dealer manager fees	—	—	(46,187)	—	—	(46,187)	—
Issuer costs	—	—	(4,086)	—	—	(4,086)	—
Net income (loss)	—	—	—	(57,017)	—	(57,017)	(1,592)
Foreign currency translation adjustment	—	—	—	—	(21,088)	(21,088)	323
Balance as of December 31, 2011	90,023	$90	$738,616	$(82,890)	$(19,741)	$636,075	$33,329
Issuance of common shares	60,019	60	596,683	—	—	596,743	—
Contributions from noncontrolling interest	—	—	—	—	—	—	8,082
Distributions declared	—	—	(73,975)	—	—	(73,975)	(293)
Distributions on CPEC	—	—	—	—	—	—	(2,866)
Redemption of common shares	(1,153)	(1)	(11,323)	—	—	(11,324)	—
Selling commissions and dealer manager fees	—	—	(54,552)	—	—	(54,552)	—
Issuer costs	—	—	(5,710)	—	—	(5,710)	—
Net income (loss)	—	—	—	(34,479)	—	(34,479)	939
Foreign currency translation adjustment	—	—	—	—	11,129	11,129	1,172
Balance as of December 31, 2012	148,889	$149	$1,189,739	$(117,369)	$(8,612)	$1,063,907	$40,363
Issuance of common shares	82,085	82	833,748	—	—	833,830	—
Contributions from noncontrolling interest	—	—	—	—	—	—	2,594
Distributions declared	—	—	(119,764)	—	—	(119,764)	(544)
Distributions on CPEC	—	—	—	—	—	—	(2,787)
Redemption of common shares	(1,939)	(2)	(20,071)	—	—	(20,073)	—
Selling commissions and dealer manager fees	—	—	(75,579)	—	—	(75,579)	—
Issuer costs	—	—	(7,137)	—	—	(7,137)	—
Net income (loss)	—	—	—	(88,936)	—	(88,936)	3,173
Foreign currency translation adjustment	—	—	—	—	(22,794)	(22,794)	469
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	7,485	7,485	—
Balance as of December 31, 2013	229,035	$229	$1,800,936	$(206,305)	$(23,921)	$1,570,939	$43,268

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$(85,763)	$(33,540)	$(58,609)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	153,203	93,526	58,327
Foreign currency (gains) losses	6,458	(672)	—
(Gain) loss on derivative instruments	(9,909)	(1,398)	16,523
Changes in assets and liabilities:
Change in other assets	(3,965)	(1,497)	823
Change in tenant and other receivables	(15,539)	(15,355)	(5,188)
Change in deferred leasing costs	(38,168)	(6,542)	(1,494)
Change in accounts payable and accrued expenses	27,078	4,221	7,638
Change in other liabilities	(121)	(431)	3,259
Change in due to affiliates	7,250	538	2,712
Net cash from operating activities	40,524	38,850	23,991
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(1,669,620)	(593,428)	(603,908)
Capital expenditures at operating properties and developments	(56,148)	(31,219)	(9,605)
Investments in unconsolidated entities	—	(3,573)	—
Deposits on investment property	—	(7,458)	(24,404)
Investments in real estate loans receivable	(20,022)	(33,316)	(4,919)
Proceeds from collection of real estate loans receivable	12,397	3,107	—
Change in restricted cash	(4,621)	(286)	(6,299)
Net cash from investing activities	(1,738,014)	(666,173)	(649,135)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	772,693	556,657	468,730
Contribution from noncontrolling interest	2,594	5,082	93
Redemption of common shares	(18,713)	(11,099)	(7,082)
Payment of issuer costs	(7,121)	(5,675)	(4,481)
Payment of selling commissions and dealer manager fees	(77,018)	(52,660)	(46,766)
Distributions paid to stockholders and noncontrolling interests	(57,277)	(39,493)	(22,751)
Proceeds from notes payable	2,118,606	749,076	157,009
Proceeds from related party notes payable	8,273	19,628	8,403
Payments on notes payable	(1,010,807)	(557,588)	(3,151)
Change in security deposit liability	1,475	542	(30)
Deferred financing costs paid	(10,119)	(5,504)	(3,961)
Payments related to interest rate contracts	(4,330)	(1,795)	—
Net cash from financing activities	1,718,256	657,171	546,013
Effect of exchange rate changes on cash	6,695	1,060	(1,332)
Net change in cash and cash equivalents	27,461	30,908	(80,463)
Cash and cash equivalents, beginning of period	97,398	66,490	146,953
Cash and cash equivalents, end of period	$124,859	$97,398	$66,490

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

On August 5, 2009, the Company commenced its initial public offering of up to $3.5 billion in shares of common stock for sale to the public (the “Initial Offering”). The Initial Offering was terminated on February 1, 2013 and the Company commenced a follow-on offering effective February 4, 2013 through which it is offering up to $3.5 billion in shares of common stock (the “Second Offering”). Hines Global currently anticipates that the Second Offering will terminate on or before April 11, 2014. The Company has received gross offering proceeds of approximately $2.3 billion from the sale of 233.0 million shares in its public offerings through December 31, 2013. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for its public offerings. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Second Offering. The Company has invested and intends to continue to invest the net proceeds from its public offerings in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Properties purchased by the Company may have varying uses including office, retail, industrial, multi-family residential and hospitality or leisure. The Company may invest in operating properties, properties under development, and undeveloped properties, such as land. In addition, the Company may also make other real estate investments including investments in equity or debt interests, which may include securities in other real estate entities and debt related to real estate.

The Company made its initial real estate investment in June 2010 and owned interests in 38 real estate investments as of December 31, 2013. The Company’s investments consisted of the following types of investments:

•	Domestic office investments (11 investments)

•	Domestic other investments (9 investments)

•	International office investments (10 investments)

•	International other investments (8 investments)

Discussed below are additional details related to the Company’s investments in multi-family projects and investments in real estate related debt, each of which are included in the Company’s domestic other investments segment. All other investments are operating real estate investments.

•
WaterWall Place JV — 93% interest in a joint venture that was formed to invest in a multi-family development project in Houston, Texas. The estimated total cost of the project is expected to be $65.0 million and the project will consist of 322 units upon completion. An affiliate of Hines owns the remaining 7% interest in this joint venture. As of December 31, 2013, 41 units have been delivered and 48 leases have been executed. Construction began in July 2012 and is expected to be completed by June 2014, although there can be no assurances as to when construction will be completed.

•
@1377 — @1377 is a multi-family development project in Atlanta, Georgia, which is being developed by an affiliate of Hines. The estimated total cost of the project is expected to be $33.4 million and the project will consist of 215 units upon completion. As of December 31, 2013, 171 units had been delivered and 106 leases had been executed. Construction began in July 2012 and was substantially complete in March 2014 with all 215 units delivered. See “Joint Ventures, Equity Method Investments and Noncontrolling Interests” below for additional information regarding the Company’s accounting for the @1377 development.

•
Ponce & Bird JV — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. The estimated total cost of the project is expected to be $66.0 million and the project will consist of 276 units upon completion. Affiliates of Hines own the remaining 17% interest in this joint venture. Construction began in April 2013 and is expected to be completed by December 2014, although there can be no assurances as to when construction will be completed.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The Company has committed to investing up to $49.4 million into the Flagship JV. The joint venture has eight loans receivable, totaling $39.6 million, outstanding as of December 31, 2013. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP. See Note 5 — Real Estate Loans Receivable for additional information regarding these loans receivable.

Joint Ventures, Equity Method Investments and Noncontrolling Interests

On January 7, 2009, the Company and Hines Global REIT Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines Global REIT Properties, LP (the “Operating Partnership”). The Company conducts most of its operations through the Operating Partnership. On January 14, 2009, the Company and HALP made initial capital contributions to the Operating Partnership of $10,000 and $190,000, respectively and accordingly, HALP owned a 95.0% noncontrolling interest in the Operating Partnership. As of December 31, 2013 and 2012, HALP owned a 0.01% and 0.01% interest in the Operating Partnership, respectively.

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

The Company has concluded its investment in the Brindleyplace JV does not qualify as a variable interest entity (“VIE”) under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or the “Codification”) 810 “Consolidation.” Based on the Company’s majority voting interest as well as certain additional voting rights and other factors, the Company has consolidated the Brindleyplace JV and its wholly-owned subsidiaries in its financial statements. See Note 10 — Noncontrolling Interests for additional information regarding our noncontrolling interests in the Brindleyplace JV.

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

A summary of our consolidated VIEs is as follows (in thousands):

	December 31, 2013	December 31, 2012
Maximum risk of loss (1)	$25,278	$28,626
Assets held by VIEs	$126,528	$68,699
Assets held as collateral for debt	$126,528	$68,699
Liabilities held by VIEs	$94,675	$43,912

(1)	Represents the Company's contributions, net of distributions, made to the consolidated VIEs.

Restrictions on the use of these assets are significant because they serve as collateral for the VIE’s debt, and the Company is generally required to obtain its partners’ approval in accordance with the respective joint venture agreements for any major transactions. Transactions with these joint ventures on the Company’s consolidated financial statements primarily relate to contributions for the funding of loans receivable at the Flagship JV. The Company and its partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required. During the year ended December 31, 2013, the Company made capital contributions of $4.9 million, net of received distributions of $12.8 million in accordance with the Company’s respective joint venture agreements. During the year ended December 31, 2012, the Company made capital contributions of $26.4 million in accordance with the Company’s respective joint venture agreements.

Unconsolidated VIEs

The @1377 Equity Method Investment

In November 2011, a wholly-owned subsidiary of the Operating Partnership entered into a loan agreement with an affiliate of Hines to provide pre-construction financing for the development of a multi-family project in Atlanta, Georgia to be marketed as @1377. In June 2012, this loan was repaid. Subsequent to the initial loan being repaid, the Company provided a preferred equity investment in the project of $3.6 million, representing a 51.7% ownership in the project, for the year ended December 31, 2012. The Company has concluded that @1377 qualifies as a VIE. @1377 is financed with a $23.3 million secured loan made by Cadence Bank, N.A., which is solely guaranteed by the Company’s joint venture partner (the “JV Partner”), and a $3.2 million mezzanine loan commitment plus accrued interest made by the Company, of which $3.7 million was outstanding at December 31, 2013. The JV Partner is the manager of the project, allowing the JV Partner to direct the activities of the VIE that most significantly impact the VIE’s financial performance. Based upon the loan guarantees and the JV Partner’s ability to direct the activities that significantly impact the economic performance of the VIE, the Company has determined that it is not the primary beneficiary of this VIE and will account for its preferred equity investment in the project as an equity method investment. The Company’s maximum loss exposure is expected to change in future periods as a result of additional contributions made and any additional borrowings under its loan receivable with the VIE. Other than the initial capital contributions provided by the Company, the Company has not provided any additional subordinated financial support.

The table below includes the Company’s maximum loss exposure related to this investment as of December 31, 2013 and December 31, 2012, which is equal to the carrying value of its investment in the joint venture included in the balance sheet line item “Investment in unconsolidated entities” and the Company’s outstanding loan receivable balance held by the VIE which is included in the balance sheet line item “Real estate loans receivable” in the consolidated balance sheets as of December 31, 2013 and December 31, 2012 (in thousands).

Period	Investment in @1377 Development (1)	Maximum Risk of Loss
December 31, 2013	$3,573	$7,246
December 31, 2012	$3,573	$6,893

(1)	Represents the carrying amount of the investment in @1377, which represents the Company’s contribution made to the VIE.

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

The Company’s investments in partially owned real estate joint ventures are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may not be recoverable. In such an instance, the Company will record an impairment charge if it determines that a decline in the value of an investment below its fair value is other than temporary. The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery. Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investments in unconsolidated, partially owned real estate joint ventures for the years ended December 31, 2013 and 2012. The Company had no investments in unconsolidated, partially owned real estate joint ventures for the year ended December 31, 2011. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s investments, impairment charges may be recorded in future periods.

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

These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement accounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency transaction gains and losses are recorded in foreign currency gains (losses) on the consolidated statement of operations and result from the effect of changes in exchange rates on transactions denominated in currencies other than a subsidiary’s functional currency, including transactions between consolidated subsidiaries. An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included as currency translation adjustments and are reported in the consolidated statement of equity as accumulated other comprehensive gains or losses. During the year ended December 31, 2013, an intercompany loan agreement with a consolidated subsidiary in Russia was amended to change the functional currency of the loan and as a result the Company recognized $1.3 million of accumulated other comprehensive loss into earnings. Additionally, an intercompany loan with a consolidated subsidiary in Australia was repaid and as a result, the Company recognized $6.2 million of accumulated other comprehensive loss into earnings. Upon disposal of the Company’s foreign subsidiaries, the Company will remove any accumulated translation adjustment from stockholders’ equity and include it in the gain or loss on disposal in its consolidated statement of operations.

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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the years ended December 31, 2013, 2012, and 2011.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

The Company has restricted cash primarily related to certain escrow accounts required by several of the Company’s mortgage agreements.

Concentration of Credit Risk

As of December 31, 2013, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash.

In addition, as of December 31, 2013, the Company had $69.0 million of cash and cash equivalents deposited in certain financial institutions located in the United Kingdom, Russia, Poland, Australia, Germany, and France. Management regularly monitors the financial stability of these financial institutions in an effort to manage its exposure to any significant credit risk in cash and cash equivalents.

Tenant and Other Receivables

Receivable balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost in the consolidated balance sheets, net of allowance for doubtful accounts of $2.0 million at December 31, 2013. $0.3 million of such allowances were recorded as of December 31, 2012.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions, tenant inducements and legal costs are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing, including the financing fees paid to the Advisor (see Note 9 – Related Party Transactions). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations.  For the years ended December 31, 2013, 2012, and 2011, $5.2 million, $3.4 million and $1.8 million, were amortized into interest expense, respectively.

Real Estate Loans Receivable

Real estate loans receivable are shown at cost, net of any applicable allowance for uncollectibility and net of deferred loan origination fees. The Company defers certain loan origination fees and amortizes them as an adjustment of yield over the term of the related real estate loan receivable. The related amortization of the deferred loan origination fees are recorded in other revenue in the accompanying consolidated statement of operations and comprehensive income (loss). An allowance for the uncollectible portion of the real estate loans receivable is determined based upon an analysis of the economic conditions in the area in which the property is located and credit quality indicators which include: borrower’s payment history, the financial condition of the borrower, and business conditions in the industry in which the borrower operates.

Additionally, a real estate loan receivable is considered to be impaired, when based upon current events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. If a real estate loan receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at its effective interest rate or to the value of the underlying collateral if the real estate loan receivable is collateral dependent. Evaluating real estate loans receivable for potential impairment can require management to exercise significant judgment. No impairment was recorded for the years ended December 31, 2013, 2012 and 2011, respectively. Further, as of December 31, 2013 and December 31, 2012, no allowances for uncollectibility have been recorded.

Other Assets

Other assets included the following (in thousands):

	December 31, 2013	December 31, 2012
Deposits on investment property	$—	$7,767
Deferred offering costs	—	848
Prepaid expenses	2,259	1,470
Deferred tax assets	7,340	3,702
Other	680	464
Other assets	$10,279	$14,251

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of December 31, 2013 and December 31, 2012, respectively, the Company recorded liabilities of $27.2 million and $14.9 million related to prepaid rental payments which were included in other liabilities in the accompanying consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $26.9 million and $13.1 million as of December 31, 2013 and December 31, 2012, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Other revenues consist primarily of parking revenue, tenant reimbursements and interest on loans receivable. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Issuer Costs

The Company reimburses the Advisor for any issuer costs related to the Company’s public offerings that it pays on the Company’s behalf.  Such costs consist of, among other costs, expenses of the Company’s organization, legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. Organizational issuer costs, such as expenses associated with the formation of the Company and its board of directors are expensed and other issuer costs related to our public offerings are recorded as an offset to additional paid-in capital.

Income Taxes

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company’s management believes that it operates in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2013, 2012 and 2011 in the accompanying consolidated financial statements. In 2013, 2012 and 2011, income tax expense recorded by the

Company was primarily comprised of foreign income taxes related to the operation its international properties. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Redemption of Common Stock

The Company complies with FASB ASC 480 “Distinguishing Liabilities from Equity” which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  When approved, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded liabilities of $2.3 million and $0.9 million in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2013 and December 31, 2012, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity.

Per Share Data

Net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

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

In October 2012, FASB clarified and relocated guidance in the Codification, corrected unintended application of guidance and made minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Amendments made to the Codification without transition guidance are effective upon issuance and amendments subject to transition guidance were effective for fiscal periods beginning after December 15, 2012. This guidance did not have a material impact on the Company’s financial statements.

In February 2013, FASB issued guidance to improve transparency of reporting reclassifications out of accumulated other comprehensive income. The adoption of this guidance was effective for interim and annual periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on the Company’s financial statements.

In February 2013, FASB issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company has not concluded on its analysis on this guidance, but it does not believe the adoption of this guidance will have a material impact on the Company’s financial statements.

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

In July 2013, FASB issued amendments to the Codification to provide guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. The Company has not concluded its analysis on this guidance, but it does not believe the adoption of this guidance will have a material impact on the Company’s financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013	December 31, 2012
Buildings and improvements (1)	$2,371,242	$1,319,954
Less: accumulated depreciation	(94,414)	(47,197)
Buildings and improvements, net	2,276,828	1,272,757
Land	523,022	209,721
Investment property, net	$2,799,850	$1,482,478

(1)
Included in buildings and improvements is approximately $64.0 million and $13.9 million of construction-in-progress related to the Company’s multi-family developments in Houston, Texas and Miami, Florida as of December 31, 2013 and December 31, 2012, respectively.

As of December 31, 2013, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$772,948	$116,818	$(80,844)
Less: accumulated amortization	(166,109)	(27,933)	12,489
Net	$606,839	$88,885	$(68,355)

As of December 31, 2012, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$407,249	$77,539	$(32,583)
Less: accumulated amortization	(84,361)	(14,895)	5,400
Net	$322,888	$62,644	$(27,183)

Amortization expense of in-place leases was $92.5 million, $57.2 million and $37.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization of out-of-market leases was a decrease to rental revenue of approximately $6.0 million, $4.5 million and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for each of the years ending December 31, 2014 through December 31, 2018 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
2014	$103,917	$6,476
2015	92,963	7,644
2016	82,758	7,281
2017	69,262	5,187
2018	51,140	1,838

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2013, the approximate fixed future minimum rentals for each of the years ending December 31, 2014 through 2018 and thereafter were as follows (in thousands):

Fixed Future Minimum Rentals
2014	$272,753
2015	252,323
2016	234,273
2017	214,185
2018	185,841
Thereafter	971,012
Total	$2,130,387

Pursuant to the lease agreements with certain tenants in one of its buildings, a wholly-owned subsidiary of the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the years ending December 31, 2014 through 2018 and thereafter are $3.0 million, $3.0 million, $2.9 million, $2.5 million, $2.5 million and $5.6 million, respectively.

During the year ended December 31, 2013, the Company did not earn more than 10% of its total rental revenue from any individual tenant.

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

4. RECENT ACQUISITIONS OF REAL ESTATE

For the years ended December 31, 2013, 2012 and 2011, the Company acquired the assets and assumed certain liabilities of 13, nine and seven real estate operating properties located in the United States and internationally, respectively, for an aggregate net purchase price of $1.7 billion, $626.7 million and $702.0 million, respectively.

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2013, 2012 and 2011 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (1)		Land (1)	In-place Lease Intangibles (1)	Out-of- Market Lease Intangibles, Net (1)	Total (1)
2013
Mercedes Benz Bank	2/7/2013	$47,643		$11,953	$7,093	$3,533	$70,222
One Westferry Circus	2/28/2013	$48,874		$—	$74,693	$1,049	$124,616
465 Victoria	2/28/2013	$48,788		$26,566	$17,712	$(2,233)	$90,833
Riverside Center	3/27/2013	$125,014		$45,888	$30,360	$(4,170)	$197,092
New City	3/28/2013	$115,208		$—	$46,117	$2,137	$163,462
825 Ann	4/30/2013	$83,802		$20,669	$23,725	$—	$128,196
The Campus at Playa Vista	5/14/2013	$125,567		$41,160	$37,320	$12,580	$216,627
Perspective Défense	6/21/2013	$109,704		$29,039	$22,038	$5,060	$165,841
The Markets at Town Center	7/23/2013	$76,067		$52,130	$19,020	$(12,210)	$135,007
The Avenue	8/12/2013	$71,990		$54,940	$47,350	$(11,280)	$163,000
2300 Main	8/29/2013	$27,940		$3,570	$7,990	$—	$39,500
Fiege Mega Centre	10/18/2013	$36,005		$10,107	$7,481	$—	$53,593
55 M Street	12/9/2013	$85,277		$24,810	$34,730	$(3,940)	$140,877

2012
Poland Logistics Portfolio (2)	03/29/12 and 10/10/12 (3)	$97,627		$25,893	$33,062	$644	$157,226
144 Montague	4/16/2012	$49,424		$13,803	$28,083	$—	$91,310
100 Brookes	7/13/2012	$41,404		$8,600	$12,859	$4,737	$67,600
Minneapolis Retail Center (4)	8/1/2012	$78,711		$30,792	$34,176	$(13,078)	$130,601
550 Terry Francois	8/31/2012	$109,760		$41,270	$20,860	$8,110	$180,000

2011
Stonecutter Court	3/11/2011	$90,677	(5)	$—	$53,317	$1,598	$145,592
FM Logistic	4/27/2011	$51,588		$5,320	$15,780	$(1,840)	$70,848
Gogolevsky 11	8/25/2011	$85,120		$—	$11,150	$(170)	$96,100
250 Royall	9/9/2011	$22,860		$8,910	$11,500	$13,730	$57,000
Campus at Marlborough	10/28/2011	$54,710		$23,310	$23,770	$1,210	$103,000
Komo Plaza	12/15/2011	$111,390		$19,560	$29,680	$(630)	$160,000
9320 Excelsior	12/27/2011	$51,110		$2,730	$14,460	$1,170	$69,470

(1)	For acquisitions denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on the acquisition date.

(2)	The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(3)
The first four industrial parks in the Poland Logistics Portfolio were acquired on March 29, 2012 and the remaining fifth industrial park, Distribution Park Sosnowiec, was acquired on October 10, 2012.

(4)	The Minneapolis Retail Center includes the acquisition of a parking garage on December 26, 2012.

(5)	Amount includes approximately $0.7 million of deferred tax assets related to net operating loss carry-forwards as of the date of acquisition.

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2013, 2012, and 2011 acquisitions, as of the date of the acquisition, was as follows:

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2013 Acquisitions:
Mercedes Benz Bank	5.0	5.0	—
One Westferry Circus (1)	8.4	9.9	13.1
465 Victoria	4.7	5.2	7.3
Riverside Center	6.2	1.0	6.9
New City (1)	4.8	4.3	3.0
825 Ann	9.5	—	—
The Campus at Playa Vista	6.7	8.6	7.1
Perspective Défense	3.8	3.8	3.8
The Markets at Town Center	9.4	0.5	7.0
The Avenue	4.1	6.8	17.2
2300 Main	5.6	—	—
Fiege Mega Centre	10.2	—	—
55 M Street	7.1	7.8	7.3

2012 Acquisitions:
Poland Logistics Portfolio	4.1	5.6	3.4
144 Montague	9.6	—	—
100 Brookes	5.6	5.6	—
Minneapolis Retail Center	6.9	8.7	9.2
550 Terry Francois	5.2	5.2	—

2011 Acquisitions:
Stonecutter Court	8.2	8.2	9.0
FM Logistic	4.9	—	4.9
Gogolevsky 11	3.3	3.4	3.3
250 Royall	7.7	7.7	—
The Campus at Marlborough	5.6	5.6	6.4
Komo Plaza	8.3	11.4	9.3
9320 Excelsior	12.0	12.0	—

(1)Excludes the effect of ground leases which significantly increase the weighted average useful life for these intangibles.

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the year ended December 31, 2013, which are included in the Company’s consolidated results of operations for the year ended December 31, 2013 (in thousands):

		For the Year Ended
2013 Acquisitions		December 31, 2013
Mercedes Benz Bank	Revenue	$5,752
	Net income (loss)	$(4,781)
One Westferry Circus	Revenue	$11,938
	Net income (loss)	$(6,717)
465 Victoria	Revenue	$7,403
	Net income (loss)	$(5,576)
Riverside Center	Revenue	$15,854
	Net income (loss)	$2,468
New City	Revenue	$11,509
	Net income (loss)	$(4,167)
825 Ann	Revenue	$7,724
	Net income (loss)	$(7,318)
The Campus at Playa Vista	Revenue	$12,815
	Net income (loss)	$1,244
Perspective Défense	Revenue	$8,325
	Net income (loss)	$(12,035)
The Markets at Town Center	Revenue	$5,654
	Net income (loss)	$2,482
The Avenue at Murfreesboro	Revenue	$5,423
	Net income (loss)	$(191)
2300 Main	Revenue	$1,428
	Net income (loss)	$(146)
Fiege Mega Centre	Revenue	$877
	Net income (loss)	$(3,353)
55 M Street	Revenue	$799
	Net income (loss)	$(2,501)

The following unaudited consolidated information is presented to give effect to current year acquisitions through December 31, 2013 as if the acquisitions occurred on January 1, 2012. This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition fees and expenses of $82.1 million and $28.7 million for the years ended December 31, 2013 and 2012, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2012, nor does it purport to represent our future operations (amounts in thousands, except per share amounts):

	For the Years Ended
	December 31,
	Pro Forma 2013	Pro Forma 2012
Revenues	$388,133	$348,012
Net income (loss)	$(21,472)	$(31,255)
Basic and diluted income (loss) per common share	$(0.12)	$(0.20)

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

The following unaudited consolidated information is presented to give effect to 2012 acquisitions through December 31, 2012 as if the acquisitions occurred on January 1, 2011. This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition fees and expenses of $28.7 million and $20.0 million for the years ended December 31, 2012 and 2011, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2011, nor does it purport to represent our future operations (amounts in thousands, except per share amounts):

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

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the year ended December 31, 2011, which are included in the Company’s consolidated results of operations for the year ended December 31, 2011 (in thousands):

		For the Year Ended
2011 Acquisitions		December 31, 2011
Stonecutter Court	Revenue	$8,264
	Net income (loss)	$(11,045)
FM Logistic	Revenue	$5,937
	Net income (loss)	$1,691
Gogolevsky 11	Revenue	$3,994
	Net income (loss)	$(1,102)
250 Royall	Revenue	$1,885
	Net income (loss)	$286
Campus at Marlborough	Revenue	$2,529
	Net income (loss)	$(440)
Komo Plaza	Revenue	$975
	Net income (loss)	$(310)
9320 Excelsior	Revenue	$76
	Net income (loss)	$(134)

The following unaudited consolidated information is presented to give effect to 2011 acquisitions through December 31, 2011 as if the acquisitions occurred on January 1, 2010. This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition fees and expenses of $20.0 million and $25.7 million for the year ended December 31, 2011 and 2010, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2010, nor does it purport to represent our future operations (amounts in thousands, except per share amounts):

	For the Years Ended
	December 31,
	Pro Forma 2011	Pro Forma 2010
Revenues	$150,432	$102,979
Net income (loss)	$(35,850)	$(2,816)
Basic and diluted income (loss) per common share	$(0.53)	$(0.03)

See Note 16 — Subsequent Events for details regarding our investments that were acquired subsequent to December 31, 2013.

5. REAL ESTATE LOANS RECEIVABLE

Real estate loans receivable included the following at December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Flagship Capital JV	$39,564	$31,381
@1377	3,673	3,320
Real estate loans receivable	$43,237	$34,701

The table below provides additional detail on the Company’s outstanding real estate loans receivable through the Flagship Capital JV for the years ended December 31, 2013 and 2012 (in thousands):

Property	Original Funding Date	Maturity Date	Interest Rate	Total Loan Commitment	Balance as of December 31, 2013	Balance as of December 31, 2012
Norchester Village	3/1/2012	3/1/2014	7.75%	$4,961	$4,289	$4,229
Rutland Place	3/28/2012	9/28/2013	N/A	7,720	—	6,528
The Lakeside Apartments	12/22/2011	3/21/2015	N/A	5,359	—	5,041
Bay Park Apartments	7/30/2012	7/30/2014	7.80%	3,231	3,212	2,823
Houston Retail Portfolio	8/2/2012	8/2/2015	7.60%	11,804	11,363	11,326
Motor Circle	12/28/2012	12/28/2014	8.00%	3,175	2,412	1,857
Deer Creek	2/7/2013	2/7/2015	8.00%	5,450	5,287	—
Casa Blanca	2/7/2013	2/7/2015	8.00%	5,742	5,350	—
Falls of Kirkwood	10/18/2013	10/12/2015	8.00%	3,800	3,641	—
Falls of Town Park Apartments	12/30/2013	12/30/2015	7.75%	5,327	4,364	—
			7.82%	$56,569	$39,918	$31,804
Less: Origination fees					(354)	(423)
					$39,564	$31,381

6. DEBT FINANCING

As of December 31, 2013 and 2012, the Company had $2.0 billion and $858.3 million of debt outstanding, respectively, with a weighted average years to maturity of 3.2 years and 3.7 years, respectively, and a weighted average interest rate of 3.3% and 4.4%, respectively. The following table describes the Company’s debt outstanding at December 31, 2013 and 2012 (in thousands):

	Origination or Assumption Date	Maturity Date	Interest Rate Description	Interest Rate as of		Principal Outstanding at	Principal Outstanding at
Description				December 31, 2013		December 31, 2013	December 31, 2012
Secured Mortgage Debt
Brindleyplace Project	7/1/2010	7/7/2015	75% fixed via swap / 25% variable	3.46%	(1)	$199,608	$195,552
Hock Plaza	9/8/2010	12/6/2015	Fixed	5.58%		76,839	77,957
Southpark	10/19/2010	12/6/2016	Fixed	5.67%		18,000	18,000
Fifty South Sixth	11/4/2010	11/4/2015	Fixed via swap	3.62%		95,000	95,000
Stonecutter Court	3/11/2011	3/11/2016	Fixed via swap	4.79%		88,296	88,527
Gogolevsky 11	8/25/2011	4/7/2021	Variable	6.49%		36,500	37,900
Campus at Marlborough	10/28/2011	12/1/2014	Fixed	5.21%		54,596	55,897
Flagship Capital JV (2)	3/8/2012	3/8/2017	Variable, subject to floor of 4.5%	4.50%		11,047	7,469
144 Montague	4/16/2012	4/16/2017	Variable, subject to interest rate cap	5.22%		49,937	58,368
100 Brookes	7/13/2012	7/31/2017	Variable, subject to interest rate cap	5.30%		38,354	44,829
Poland Logistics Portfolio (3)	8/2/2012	6/30/2017	Variable, subject to interest rate cap	3.02%		88,812	85,937
Minneapolis Retail Center	8/2/2012	8/10/2019	Fixed	3.50%		65,500	65,500
825 Ann	11/16/2012	4/30/2016	Variable	4.67%		71,901	—
Mercedes Benz Bank	2/7/2013	12/31/2019	Variable, subject to interest rate cap	1.72%		47,304	—
465 Victoria	2/28/2013	2/28/2016	Variable, subject to interest rate cap	4.71%		47,211	—
New City	3/28/2013	3/28/2018	Variable, subject to interest rate cap	3.02%		111,532	—
One Westferry Circus	5/9/2013	5/5/2020	Fixed	3.30%		79,142	—
The Campus at Playa Vista	5/14/2013	6/1/2016	Variable	1.67%		115,000	—
Perspective Defense	6/21/2013	7/25/2019	Variable, subject to interest rate cap	2.72%		96,362	—
Fiege Mega Centre	10/18/2013	10/18/2018	Variable, subject to interest rate cap	1.90%		32,542	—
55 M Street	12/9/2013	12/9/2017	Variable	1.62%		72,000	—
Other Notes Payable
JPMorgan Chase Revolving Credit Facility (4)	4/13/2012	5/22/2016	Variable	2.17%	(1)	204,467	—
JPMorgan Chase Revolving Credit Facility - Term Loan (4)	5/22/2013	5/22/2017	Variable	2.07%		200,000	—
WaterWall Place Construction Loan	6/29/2012	6/29/2016	Variable, subject to interest rate cap	2.42%	(1)	30,107	—
Ponce & Bird JV Construction Loan	5/10/2013	5/10/2017	Variable	2.42%	(1)	6,557	—
Total Principal Outstanding						$1,936,614	$830,936
Unamortized Discount (5)						(713)	(1,141)
Notes Payable						$1,935,901	$829,795
Affiliates Notes Payable
WaterWall Place Construction Loan	12/15/2011	12/14/2014	Variable	2.17%		20,341	18,180
Ponce & Bird Construction Loan	7/13/2012	7/13/2015	Variable	2.17%		17,220	10,355
Notes Payable to Affiliates						$37,561	$28,535
						$1,973,462	$858,330

(1)	Represents the weighted average interest rate for the year ended December 31, 2013.

(2)	In March 2013, the Flagship JV amended its revolving line of credit agreement to increase the maximum commitment amount to $18.3 million.

(3)
See the discussion below under the heading “Financial Covenants” for additional information regarding the Company’s noncompliance with a debt covenant on its loan secured by the Poland Logistics Portfolio.

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

As of December 31, 2013 and 2012, the fixed rate debt includes $333.0 million and $330.2 million, respectively, of variable rate debt economically fixed through the use of interest rate swaps. The variable rate debt has variable interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 1.60% to 6.25% per annum. Additionally, $498.3 million of our variable rate debt was capped at strike rates ranging from 1.0% to 5.3%. See Note 7 — Derivative Instruments for more information regarding our interest rate contracts.

JP Morgan Chase Revolving Credit Agreement and Bridge Loans

In April 2012, the Operating Partnership entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent for itself and various lenders named in the Credit Agreement. The Credit Agreement, as amended and restated in May 2013, provides for borrowings up to $425.0 million under a revolving credit facility (the “Revolving Loan Commitment”) and $200.0 million under a term loan (the “Term Loan Commitment”). The Company refers to the Revolving Loan Commitment and Term Loan Commitment collectively as the “Revolving Credit Facility.” The borrowings under the Revolving Loan Commitment may be denominated in U.S. dollars, British pound sterling, Euros, Australian dollars or Canadian dollars with aggregate foreign currency commitments constituting up to $212.5 million of the maximum amount available under the Revolving Loan Commitment. Pending future commitments, the maximum aggregate borrowings under the Revolving Loan Commitment could be increased to up to $750.0 million and the maximum aggregate borrowings under the Term Loan Commitment could be increased to up to $250.0 million. The Revolving Loan Commitment has a maturity date of May 22, 2016, subject to two one-year extensions at the Company’s option and subject to the satisfaction of certain conditions. The Term Loan Commitment has a maturity date of May 22, 2017, subject to a one-year extension at the Company’s option and subject to the satisfaction of certain conditions.

For the period from January 2013 through December 2013, the Company made draws of approximately $1.3 billion and payments of $943.7 million under its bridge loan and the Revolving Credit Facility, and incurred a loss of $1.9 million through December 31, 2013 related to its borrowings on its loans denominated in a foreign currency. From January 1, 2014 through March 27, 2014, the Company made draws of $294.7 million and payments of $184.0 million under the Revolving Credit Facility resulting in an outstanding principal balance of $515.2 million, including the effect of changes in exchange rates as of March 27, 2014.

Notes Payable to Affiliates

In December 2011, the WaterWall Place JV (as described in Note 1 — Organization) entered into a construction loan agreement with an affiliate of Hines with a maximum principal amount of $22.8 million related to the development of a multi-family project in Houston, Texas. Interest on the loan is charged monthly at a variable rate, based on Hines’ then-current borrowing rate under its revolving credit facility. The loan requires monthly payments of principal and interest to the extent that net cash flow of the WaterWall JV exceeds amounts then due and payable. The line of credit facility has a maturity date that is the earlier of (i) the date on which 94% of the residential units in the project have been leased or (ii) December 14, 2014. The Company currently expects to repay this loan upon its maturity in December 2014.

In July 2012, the Ponce & Bird JV (as described in Note 1— Organization) entered into a construction loan agreement with a maximum principal amount of $20.1 million with an affiliate of Hines related to the development of a multi-family project in Miami, Florida. Interest on the loan is charged monthly at a variable rate, based on Hines’ then-current borrowing rate under its revolving credit facility. The loan requires monthly payments of principal and interest to the extent that net cash flow of the

Ponce & Bird JV exceeds amounts then due and payable. This line of credit has a maturity date that is the earlier of (i) the date on which 95% of the residential units in the project have been leased or (ii) July 13, 2015.

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

The loan agreement for the loan secured by the Poland Logistics Portfolio requires that an occupancy level of at least 80% be maintained across the portfolio. In the fourth quarter of 2013, the Poland Logistics Portfolio did not meet this required occupancy level. Due to this fact, the Company is required to set up a reserve in connection with the Poland Logistics Portfolio consisting of any excess NOI (defined by the loan agreement as the amount equal to the total income of the portfolio less value-add taxes and payments on account service charges), which may be used towards repayment of the loan if the required occupancy has not been met for more than six months. The reserve will be discharged when the covenant has been met for two consecutive quarters. Subsequent to December 31, 2013, the Company was able to re-lease a significant portion of the vacant space in the Poland Logistics Portfolio and the required occupancy level of 80% has been met. Other than described above, the Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of December 31, 2013.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the years ending December 31, 2014 through December 31, 2018 and for the period thereafter. Amounts are in thousands:

	Payments due by Year
	2014	2015	2016	2017	2018	Thereafter
Principal payments	$84,278	$395,834	$577,340	$468,830	$133,354	$314,539

7. DERIVATIVE INSTRUMENTS

The Company has entered into several interest rate swap contracts and interest rate cap agreements as economic hedges against the variability of future interest rates on its variable interest rate borrowings.  The Company’s interest rate swaps economically fixed the interest rates on each of the loans to which they relate and the interest rate cap contracts have economically limited the interest rate on the loans to which they relate.  The Company has not designated any of these derivatives as fair value or cash flow hedges for accounting purposes. See Note 11 — Fair Value Measurements for additional information regarding the fair value of our interest rate contracts.

The Company also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates on future international investments in 2013. These forward contracts economically fixed the currency exchange rates on each of the investments to which they related and all but one forward were settled prior to December 31, 2013 for a total gain of $4.3 million. The Company did not designate any of these contracts as fair value or cash flow hedges for accounting purposes. See Note 11 — Fair Value Measurements for additional information regarding the fair value of our foreign currency forwards.

The table below provides additional information regarding the Company’s interest rate contracts (in thousands, except percentages).

Interest Rate Contracts
Type	Effective Date	Expiration Date	Notional Amount (1)		Interest Rate Received	Pay Rate /Strike Rate
Interest rate swaps	July 7, 2010	July 7, 2015	$149,706	(2)	LIBOR	2.29%
Interest rate swap	November 4, 2010	November 4, 2015	$95,000		LIBOR	1.37%
Interest rate swap	March 11, 2011	March 11, 2016	$88,296		LIBOR	2.71%
Interest rate cap	April 16, 2012	April 16, 2017	$37,453		BBSW	5.25%
Interest rate cap	August 2, 2012	June 30, 2017	$66,082		EURIBOR	2.00%
Interest rate cap	August 13, 2012	August 13, 2015	$19,177		BBSY	4.00%
Interest rate cap	October 9, 2012	June 30, 2017	$13,737		EURIBOR	2.00%
Interest rate cap	January 7, 2013	June 29, 2016	$29,122		LIBOR	1.00%
Interest rate cap	March 11, 2013	March 31, 2018	$47,304		EURIBOR	1.50%
Interest rate cap	March 20, 2013	February 29, 2016	$24,489		BBSW	4.33%
Interest rate cap	July 30, 2013	April 30, 2016	$53,926		BBSW	4.50%
Interest rate cap	April 11, 2013 May 6, 2013	March 16, 2018	$78,072	(3)	EURIBOR	2.50%
Interest rate cap	July 25, 2013	July 25, 2019	$96,362		EURIBOR	1.70%	(4)
Interest rate cap	October 18, 2013	October 18, 2018	$32,540		EURIBOR	2.00%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on December 31, 2013.

(2)	On July 7, 2010, the Company executed five swap agreements with identical terms with an aggregate notional amount of $149.7 million as of December 31, 2013.

(3)	On April 11, 2013 and May 6, 2013, the Company executed two interest cap agreements containing identical terms with an aggregate notional amount of $78.1 million as of December 31, 2013.

(4)	Beginning in July 2016, the strike rate of this interest rate cap will increase to 2.00% for the remaining term of the interest rate cap.

The table below provides additional information regarding the Company’s foreign currency forward contracts that are outstanding as of December 31, 2013 (in thousands).

Foreign Currency Forward Contracts
Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
February 5, 2013	February 5, 2014	$23,492	USD/EUR	$1.35
February 22, 2013	February 5, 2014	€4,000	EUR/USD	$1.32
May 22, 2013	February 5, 2014	€7,000	EUR/USD	$1.29

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Assets—Derivative Instruments” and “Liabilities—Derivative Instruments” on the Company’s consolidated balance sheets, as of December 31, 2013 and December 31, 2012 (in thousands):

	Derivative Assets		Derivative Liabilities
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$(9,329)	$(15,255)
Interest rate caps	4,428	790	—	—
Foreign currency forward contracts	866	—	(488)	(198)
Total derivatives	$5,294	$790	$(9,817)	$(15,453)

The table below presents the effects of the changes in fair value of our derivative instruments in our consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2013, 2012 and 2011 (in thousands):

	Gain (Loss) on Derivative Instruments
	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Derivatives not designated as hedging instruments:
Interest rate swaps	$5,910	$(1,479)	$(16,523)
Interest rate caps	(828)	(1,184)	—
Foreign currency forward contracts	4,827	4,061	—
Total gain (loss) on derivatives	$9,909	$1,398	$(16,523)

8.  DISTRIBUTIONS

With the authorization of its board of directors, the Company declared distributions to its stockholders and HALP for the period from October 20, 2009 through December 31, 2011. These distributions were calculated based on stockholders of record for each day in an amount equal to 0.00191781 per share, per day.

As a result of market conditions and the Company’s goal of increasing its distribution coverage with operating cash flows, the Company has declared distributions for the months of January 2012 through March 2014 at an amount equal to $0.0017808 per share, per day. This amount per share, per day was a decrease from the amount per share, per day that was declared for the period from October 20, 2009 through December 31, 2011.

The Brindleyplace JV declared distributions in the amount of $2.8 million, $2.9 million and $3.8 million to Moorfield for the years ended December 31, 2013, 2012 and 2011, respectively, related to the operations of the Brindleyplace Project.  The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests (HALP, Moorfield and Flagship Capital GP) for the years ended December 31, 2013, 2012 and 2011, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands). The Company declares distributions to the Company’s stockholders as of daily record dates and aggregates and pays such distributions monthly.

	Stockholders			Noncontrolling Interests
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
December 31, 2013	$56,702	$63,062	$119,764	$3,331
December 31, 2012	$35,581	$38,394	$73,975	$3,159
December 31, 2011	$22,287	$24,911	$47,198	$3,808

9.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the years ended December 31, 2013, 2012 and 2011 and amounts unpaid as of December 31, 2013 and 2012 (in thousands):

	Incurred During the Years Ended December 31,			Unpaid as of December 31,
Type and Recipient	2013	2012	2011	2013	2012
Selling Commissions- Dealer Manager	$56,259	$40,560	$34,467	$658	$1,598
Dealer Manager Fee- Dealer Manager	$19,321	$13,992	$11,720	(5)	494
Issuer Costs- the Advisor	$7,137	$5,710	$4,086	482	1,314
Acquisition Fee- the Advisor	$40,136	$16,064	$14,160	—	—
Asset Management Fee- the Advisor	$20,354	$5,942	$6,294	7,241	2,000
Debt Financing Fee- the Advisor	$—	$—	$1,894	—	—
Other (1) - the Advisor	$5,216	$2,894	$1,652	1,166	1,040
Property Management Fee- Hines	$5,599	$3,000	$1,268	(144)	(113)
Construction Management Fee- Hines	$4,010	$119	$263	83	13
Leasing Fee - Hines	$3,371	$228	$70	1,735	3
Redevelopment Construction Management- Hines	$—	$107	$—	—	—
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	$7,074	$4,562	$2,227	5,203	3,849
Due to Affiliates				$16,419	$10,198

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

@1377 Development

In June 2012, the Company entered into a $3.2 million mezzanine loan commitment plus accrued interest to provide construction financing to the @1377 development, which is being developed by an affiliate of Hines. As of December 31, 2013 and December 31, 2012, $3.7 million and $3.3 million were outstanding under the mezzanine loan, respectively. See Note 1 — Organization for additional information concerning the @1377 development.

Dealer Manager Agreement

The Dealer Manager receives a selling commission of up to 7.5% of gross offering proceeds and a dealer manager fee of up to 2.5% of gross offering proceeds, both of which are recorded as an offset to additional paid-in-capital in the Company’s financial statements. Pursuant to separately negotiated agreements, the Dealer Manager may reallow up to 7.0% of gross proceeds as a selling commission and up to 1.5% of gross proceeds from its dealer manager fee as a marketing fee to broker-dealers participating in the Company’s public offerings. The Dealer Manager may also pay to broker-dealers up to an additional 1.0% of the gross offering proceeds as reimbursements for distribution and marketing-related costs and expenses. No selling commissions or dealer manager fees will be paid for sales under the Company’s distribution reinvestment plan.

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

Financing Fee – Prior to April 2012, the Advisor also received a debt financing fee equal to 1.0% of (i) the amount obtained, assumed or made available to the Company under any loan or line of credit and (ii) the Company’s pro rata share of any amount obtained, assumed or made available under any loan or line of credit to any of its joint ventures. These fees will be deferred and amortized into interest expense using the straight-line method, which approximates the effective interest method, over the life of the related debt. In March 2012, the Advisory Agreement was amended to eliminate the debt financing fee.

Asset Management Fee – The Advisor receives an asset management fee equal to 0.125% per month of the net equity capital invested by the Company in real estate investments as of the end of each month. In April 2012, the Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that the Company’s modified funds from operations (“MFFO”) for a particular quarter, as disclosed in each of its quarterly reports, amounts to less than 100% of the aggregate distributions declared for such quarter. In December 2013, the Advisor agreed to waive asset management fees otherwise payable to it for the year ended December 31, 2014 to the extent that the Company’s MFFO for the year ended December 31, 2014, as disclosed in its Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to its stockholders for the year ended December 31, 2014. These fee waivers are not deferrals and accordingly, these fees will not be paid to the Advisor in cash at any time in the future. The Advisor waived $3.6 million of asset management fees payable to it for the three months ended March 31, 2013. However, because MFFO exceeded distributions declared to the Company’s stockholders for each of the last three quarters of 2013, no asset management fees were waived for those periods. During the year ended December 31, 2012, the Advisor waived $8.6 million in asset management fees. During the years ended December 31, 2013, 2012 and 2011, the Company incurred asset management fees of $20.4 million, $5.9 million and $6.3 million, respectively.

Disposition Fee – The Advisor or its affiliates also will be paid a disposition fee of 1.0% of the sales price of any real estate investments sold or 1.0% of the Company’s pro rata share of the sales price with respect to the Company’s indirect investments.

Special OP Units – The Advisor or its affiliates may receive special units of the Operating Partnership (“Special OP Units”), which, if issued, will entitle them to receive distributions in an amount equal to 15% of distributions, including from sales of real estate investments, refinancings and other sources, but only after the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus an 8.0% cumulative, non-compounded annual pre-tax return on such invested capital.

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

Other Affiliate Transactions

In 2011, the Company received rent under a lease of parking space with an affiliate of Hines at the Brindleyplace Project, which expired in January 2012.  Under this agreement, during the year ended December 31, 2011, the Company recorded rental revenues of approximately $2.1 million.

10.  NONCONTROLLING INTERESTS

In December 2012, the Brindleyplace JV issued 2.5 million Series B3 Convertible Preferred Equity Certificates (“CPEC”)to Moorfield as a result of their £2.5 million contribution ($4.1 million based on the exchange rate in effect on the date of contribution). Each CPEC is convertible into one capital share of the Brindleyplace JV at anytime. The CPECs may be redeemed at the option of the Brindleyplace JV any time prior to the earlier of the liquidation of the Brindleyplace Project or their expiration on July 7, 2059. If redeemed, they will be redeemed at a price of £1 per CPEC, plus any accrued and unpaid distributions thereon. However, the Brindleyplace JV may elect to satisfy any redemption request through the issuance of one capital share per CPEC.

In December 2013, the Brindleyplace JV issued 1.2 million Series B3 CPEC to Moorfield as a result of their £1.2 million contribution ($2.0 million based on the exchange rate in effect on the date of contribution). The series B3 CPEC have the same terms as the Series B CPEC described above.

Distributions are declared and paid quarterly to Moorfield based on the distributable income of the Brindleyplace Project and payment of the distributions will be subject to the approval of the board of directors of the Brindleyplace JV. During the years ended December 31, 2013, 2012 and 2011, respectively, the Brindleyplace JV declared $2.8 million, $2.9 million and $3.8 million of preferred dividends to Moorfield related to the CPECs. These amounts were included in the net (income) loss attributable to noncontrolling interests in the accompanying consolidated statements of operations and comprehensive income (loss) and offsets net income of $0.3 million and net losses of $2.0 million and $5.4 million that was attributable to Moorfield during the years ended December 31, 2013 and 2012 and 2011, respectively, related to the results of operations of the Brindleyplace JV.

As described in Note 1 — Organization, the Company has a 97% interest in the Flagship Capital JV with Flagship Capital GP, which is the entity that owns the remaining 3% interest in the joint venture. During the years ended December 31, 2013 and 2012, the Flagship Capital GP, the noncontrolling interest in the Flagship JV, contributed $0.6 million and $1.0 million, respectively to the Flagship Capital JV which is also recorded in contributions from noncontrolling interests in our consolidated statement of cash flows. In accordance with the partnership agreement that governs the joint venture, distributions are declared and paid when the joint venture has available cash (all cash held by the joint venture less what is reasonably needed to reserve or satisfy cash needs) with respect to an investment made by the joint venture. The Flagship Capital JV declared distributions to the Flagship Capital GP for the years ended December 31, 2013 and 2012 of $0.5 million and $0.3 million, respectively.

Also, as described in Note 1 — Organization, the Company has an 83% interest in the Ponce & Bird JV with Ponce & Bird Holdings LLC and Ponce MF GP, LLC, which are the entities that own the remaining 17% interest in the joint venture that was formed in July 2012. There have been no contributions from the noncontrolling interests during the year ended December 31, 2013. During 2012, Ponce & Bird Holdings LLC and Ponce MF GP, LLC contributed, in total, $3.0 million in land as their initial capital contribution to the Ponce & Bird JV. No distributions have been declared to the noncontrolling interests in the Ponce & Bird JV since inception of the Ponce & Bird JV.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Eurohypo, PB Capital Corporation, Landesbank Baden-Württemberg, Commonwealth Bank of Australia, Bank of Western Australia, Deutsche Pfandbriefbank AG, Crédit Agricole, and SMBC Capital Markets, Inc. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2013 and 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

The following table sets forth the Company’s derivatives which are measured at fair value on a recurring basis, by level within the fair value hierarchy as of December 31, 2013 and December 31, 2012 (all amounts are in thousands):

		Basis of Fair Value Measurements
Period	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Interest rate swaps	$(9,329)	$—	$(9,329)	$—
Interest rate caps	$4,428	$—	$4,428	$—
Foreign currency forwards - Assets	$866	$—	$866	$—
Foreign currency forwards - Liabilities	$(488)	$—	$(488)	$—
December 31, 2012
Interest rate swaps	$(15,255)	$—	$(15,255)	$—
Interest rate caps	$790	$—	$790	$—
Foreign currency forwards - Liabilities	$(198)	$—	$(198)	$—

Financial Instruments Fair Value Disclosures

As of December 31, 2013, the Company estimated that the fair value of its notes payable, which had a book value (including any unamortized discount or premium) of $2.0 billion, was $2.0 billion. As of December 31, 2012, the Company estimated that the fair value of its notes payable, which had a book value (including any unamortized discount or premium) of $858.3 million, was $858.7 million. Management has utilized available market information or present value techniques to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of December 31, 2013 and 2012, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

As of December 31, 2013 and 2012, the Company estimated that the book values of its real estate loans receivable approximated their fair values. Although the Company has determined the majority of the inputs used to value its real estate notes receivable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of real estate notes receivable utilize Level 3 inputs. However, as of December 31, 2013 and 2012, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of real estate notes receivable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Financial Instruments Measured on a Nonrecurring Basis

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances.  The fair value methodologies used to measure long-lived assets are described in Note 2 ─ Summary of Significant Accounting Policies ─ Investment Property and Lease Intangibles.  The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  There were no events during the years ended December 31, 2013, 2012 and 2011 which indicated that fair value adjustments of our long-lived assets were necessary.

12. REPORTABLE SEGMENTS

The Company’s real estate investments are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company’s investments that are not office properties in “other” based on the geographic location of the investment due to the Company’s ownership of interests in various different types of investments that do not stand alone as their own reportable segment.

•	Domestic office investments (11 investments)

•	Domestic other investments (9 investments)

•	International office investments (10 investments)

•	International other investments (8 investments)

The tables below provide additional information related to each of the Company’s segments, geographic location and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments. Further, amounts related to prior years have been reclassified into the appropriate segment to be consistent with the presentation for the year ended December 31, 2013 (all amounts are in thousands, except for percentages):

	Years Ended December 31,
	2013	2012	2011
Total Revenue
Domestic office investments	$114,480	$70,943	$41,462
Domestic other investments	62,407	36,712	4,341
International office investments	68,274	32,123	12,258
International other investments	77,701	47,462	37,465
Total Revenue	$322,862	$187,240	$95,526

For the years ended December 31, 2013, 2012 and 2011 the Company’s total revenue was attributable to the following countries:

	Years Ended December 31,
	2013	2012	2011
United States	55%	57%	48%
United Kingdom	15%	20%	42%
Australia	10%	6%	—
Poland	9%	6%	—
Russia	6%	11%	10%
France	3%	—	—
Germany	2%	—	—

For the years ended December 31, 2013, 2012 and 2011, the Company’s property revenues in excess of expenses by segment was as follows:

	Years Ended December 31,
	2013	2012	2011
Property revenues in excess of expenses (1)
Domestic office investments	$72,547	$44,088	$25,273
Domestic other investments	39,413	22,492	2,726
International office investments	73,226	27,803	10,712
International other investments	35,583	31,818	27,504
Total property revenues in excess of expenses	$220,769	$126,201	$66,215

(1)	Revenues less property operating expenses, real property taxes and property management fees.

For the years ended December 31, 2013 and 2012, the Company’s total assets by segment was as follows:

	Years Ended December 31,
	2013	2012
Total Assets
Domestic office investments	$1,273,779	$680,272
Domestic other investments	789,204	412,506
International office investments	1,176,394	396,237
International other investments	515,788	532,972
Corporate-level accounts	48,054	56,585
Total Assets	$3,803,219	$2,078,572

For the years ended December 31, 2013 and 2012, the Company’s total assets were attributable to the following countries:

	Years Ended December 31,
	2013	2012
United States	55%	56%
United Kingdom	15%	21%
Australia	9%	8%
Poland	9%	8%
Russia	4%	7%
France	5%	—
Germany	3%	—

For the years ended December 31, 2013, 2012 and 2011 the Company’s reconciliation to the Company’s net loss is as follows:

	Years Ended December 31,
	2013	2012	2011
Reconciliation to net loss
Total property revenues in excess of expenses	$220,769	$126,201	$66,215
Depreciation and amortization	(140,187)	(84,747)	(53,167)
Acquisition related expenses	(42,747)	(12,633)	(5,863)
Asset management and acquisition fees	(60,490)	(22,006)	(20,453)
General and administrative expenses	(5,344)	(3,590)	(3,129)
Gain (loss) on derivatives	9,909	1,398	(16,523)
Foreign currency gains (losses)	(6,458)	672	174
Interest expense	(60,968)	(37,915)	(23,167)
Interest income	454	227	189
Benefit (provision) for income taxes	(701)	(1,147)	(2,885)
Net income (loss)	$(85,763)	$(33,540)	$(58,609)

13. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	2013	2012	2011
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$53,942	$32,784	$21,326
Cash paid for income taxes	$4,742	$4,461	$909
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$14,143	$8,777	$7,996
Other receivables	$5,441	$4,889	$1,784
Distributions reinvested	$60,585	$36,981	$23,445
Shares tendered for redemption	$2,287	$927	$702
Non-cash net liabilities acquired	$12,867	$4,745	$519
Assumption of mortgage upon acquisition of property	$—	$—	$97,416
In-kind contribution from noncontrolling interest	$—	$3,000	$—
Accrued additions to investment property	$8,538	$5,524	$—

14. COMMITMENTS AND CONTINGENCIES

In November 2013, Dorsey & Whitney LLP signed a lease renewal for its space in 50 South Sixth located in Minneapolis, Minnesota. In connection with this renewal, the Company committed to fund $20.8 million of tenant improvements and leasing commissions related to its space, to be paid in future periods. As of December 31, 2013, $15.2 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

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

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2013 and 2012 (in thousands except per share amounts):

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$60,032	$75,824	$90,081	$96,925
Net (income) loss attributable to noncontrolling interests	$(521)	$(437)	$(616)	$(1,599)
Net income (loss) attributable to common stockholders	$(32,492)	$(32,556)	$(13,442)	$(10,446)
Income (loss) per common share, basic and diluted	$(0.20)	$(0.19)	$(0.07)	$(0.05)
	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues	$36,781	$42,628	$50,346	$57,485
Net (income) loss attributable to noncontrolling interests	$17	$382	$109	$(1,447)
Net income (loss) attributable to common stockholders	$(8,754)	$(9,006)	$(14,134)	$(2,585)
Income (loss) per common share, basic and diluted	$(0.09)	$(0.09)	$(0.12)	$(0.02)

16. SUBSEQUENT EVENTS

The Rim Acquisition

In February 2014, the Company acquired 658,964 square feet of retail space that is that is 100% leased in an outdoor retail center located in San Antonio, Texas known as The Rim. The contract purchase price was $176.4 million, exclusive of transaction costs and working capital reserves. The Rim consists of 1.8 million square feet and the Company has acquired rights to purchase additional space that is expected to be developed over the next two years, as described below.

The Company has not concluded its accounting for this recent acquisition, but it expects that the purchase price will primarily be allocated to building, land and intangible assets and liabilities.

In February 2014, the Company entered into a purchase and sale agreement with Phase V Rim, LLC (“Phase V”) to acquire 271,873 square feet of additional retail space at The Rim that is currently under construction and expected to be completed by December 31, 2014 (with an option to extend to April 30, 2015). Also, in February 2014, the Company also entered into an option and right of first offer agreement with Phase V pursuant to which the Company has the option, but not the obligation, to purchase 97,000 square feet of additional retail center space. Construction of this space has not begun but is expected to be completed by December 31, 2015.

The purchase price for each of the additional phases described above will be calculated based on respective financial models that have been agreed upon by the Company and Phase V, and therefore the price of a component cannot be determined until construction of that component is completed.

25 Cabot Square

In March 2014, the Company entered into a contract to acquire 25 Cabot Square, a single-tenant Class A office building located in London, England. 25 Cabot Square consists of 455,687 square feet and is 100% leased to Morgan Stanley UK. The contract purchase price for 25 Cabot Square is £225.0 million (approximately $371.4 million assuming an exchange rate of $1.65 per GBP as of the date the contract was signed). There can be no assurances that this acquisition will be consummated, and if the Company elects not to close on this acquisition, it could potentially forfeit its $37.2 million earnest money deposit.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2013 was based on the framework for effective internal control over financial reporting described in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2013, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 27, 2014

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2014.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2014.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2014.

 PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global REIT, Inc.
Consolidated Financial Statements — as of December 31, 2013 and 2012 and for the Years Ended December 31, 2013, 2012, and 2011

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is set forth beginning on page 101 hereof.

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 102 hereof.

Schedule IV —Mortgage Loans on Real Estate is set forth beginning on page 104 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 106 for a list of all exhibits filed as a part of this report.

* * * * * *

Hines Global REIT, Inc.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions (a)	Balance at the End of the Period
	(amounts in thousands)
Allowance for Doubtful Accounts as of December 31, 2013	$330	$2,105	$(424)	$2,011
Allowance for Doubtful Accounts as of December 31, 2012	$—	$1,110	$(780)	$330
Allowance for Doubtful Accounts as of December 31, 2011	$—	$—	$—	$—

(a)	Write-offs of accounts receivable previously reserved.

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2013

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2013
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed (e)
(In thousands)
17600 Gillette	Irvine, California	$—	$2,800	$7,250	$10,050	$51	$2,800	$7,301	$10,101	$(647)	1977	June - 10	10 to 40 years
Brindleyplace Project	Birmingham, United Kingdom	199,608	—	207,592	207,592	37,346	—	244,938	244,938	(20,173)	1997 - 2000	July - 10	10 to 40 years
Hock Plaza	Durham, North Carolina	75,782	1,220	69,704	70,924	—	1,220	69,704	70,924	(5,777)	2004	September - 10	10 to 40 years
Southpark	Austin, Texas	18,344	3,920	20,507	24,427	—	3,920	20,507	24,427	(1,642)	2001	October - 10	10 to 40 years
Fifty South Sixth	Minneapolis, Minnesota	95,000	1,390	134,262	135,652	275	1,390	134,537	135,927	(10,630)	2001	November - 10	10 to 40 years
Stonecutter Court	London, England	88,296	—	89,979	89,979	2,134	—	92,113	92,113	(6,473)	1995	March - 11	10 to 40 years
FM Logistic	Moscow, Russia	—	5,320	51,588	56,908	(8,474)	4,528	43,906	48,434	(2,944)	1998 - 2004	April - 11	10 to 40 years
Gogolevsky 11	Moscow, Russia	36,500	—	85,126	85,126	(9,764)	—	75,362	75,362	(5,018)	1996	August - 11	10 to 40 years
250 Royall	Canton, Massachusetts	—	8,910	22,860	31,770	—	8,910	22,860	31,770	(1,321)	2005	September - 11	10 to 40 years
Campus at Marlborough	Marlborough, Massachusetts	54,596	23,790	54,230	78,020	1,037	23,310	55,747	79,057	(2,976)	1999	October - 11	10 to 40 years
Komo Plaza	Seattle, Washington	—	19,560	111,182	130,742	4,507	19,560	115,689	135,249	(5,769)	2000 - 2003	December - 11	10 to 40 years
9320 Excelsior	Hopkins, Minnesota	—	2,730	51,110	53,840	—	2,730	51,110	53,840	(2,573)	2010	December - 11	10 to 40 years
WaterWall Place	Houston, Texas	50,448	8,229	—	8,229	46,032	8,231	46,030	54,261	—	2012	December - 11	10 to 40 years
Ponce & Bird	Miami, Florida	23,777	12,053	—	12,053	18,340	12,112	18,281	30,393	—	2012	July - 12	10 to 40 years
Poland Logistics Portfolio	Upper Silesia, Warsaw and Wroclaw, Poland	88,812	25,893	97,627	123,520	4,864	26,837	101,547	128,384	(4,218)	1995 - 2009	March - 12 & October - 12	10 to 40 years
144 Montague	Brisbane, Australia	49,937	13,803	49,424	63,227	(9,130)	11,808	42,289	54,097	(1,806)	2009	April - 12	10 to 40 years
100 Brookes Street	Brisbane, Australia	38,354	8,600	41,404	50,004	(6,357)	7,507	36,140	43,647	(1,326)	2008	July - 12	10 to 40 years
Minneapolis Retail Center	Minneapolis, Minnesota	65,500	30,792	78,711	109,503	752	30,792	79,463	110,255	(2,759)	1974	August - 12 & December - 12	10 to 40 years
550 Terry Francois	San Francisco, California	—	41,270	109,760	151,030	—	41,270	109,760	151,030	(3,673)	2002	August - 12	10 to 40 years
Mercedes Benz Bank	Stuttgart, Germany	47,304	11,953	47,643	59,596	1,045	12,155	48,486	60,641	(1,090)	2003	February - 13	10 to 40 years
One Westferry Circus	London, England	79,142	—	48,874	48,874	4,890	—	53,764	53,764	(1,110)	1992	February - 13	10 to 40 years
465 Victoria	Sydney, Australia	47,211	26,566	48,788	75,354	(10,049)	23,015	42,290	65,305	(889)	1995	February - 13	10 to 40 years
Riverside Center	Boston, Massachusetts	—	45,888	125,014	170,902	—	45,888	125,014	170,902	(2,355)	2000	March - 13	10 to 40 years
New City	Warsaw, Poland	111,532	—	115,208	115,208	8,894	—	124,102	124,102	(2,372)	2010	March - 13	10 to 40 years
825 Ann	Brisbane, Australia	71,901	20,669	83,802	104,471	(14,682)	17,764	72,025	89,789	(1,200)	2013	April - 13	10 to 40 years
The Campus at Playa Vista	Los Angeles, California	115,000	41,160	125,567	166,727	—	41,160	125,567	166,727	(2,018)	2009-2010	May - 13	10 to 40 years

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2013
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed (e)
Perspective Defense	Paris, France	96,362	29,039	109,704	138,743	6,943	30,492	115,194	145,686	(1,563)	2007	June - 13	10 to 40 years
The Markets at Town Center	Jacksonville, Florida	—	52,130	76,067	128,197	—	52,130	76,067	128,197	(838)	2009	July - 13	10 to 40 years
The Avenue	Nashville, Tennessee	—	54,940	71,990	126,930	—	54,940	71,990	126,930	(697)	2007	August - 13	10 to 40 years
2300 Main	Irvine, California	—	3,570	27,940	31,510	—	3,570	27,940	31,510	(239)	2002	August - 13	10 to 40 years
Fiege Mega Centre	Erfurt, Germany	32,542	10,107	36,005	46,112	303	10,173	36,242	46,415	(186)	1995	October - 13	10 to 40 years
55 M Street	Washington, D.C.	72,000	24,810	85,277	110,087	—	24,810	85,277	110,087	(132)	2009	December - 13	10 to 40 years
		$1,557,948	$531,112	$2,284,195	$2,815,307	$78,957	$523,022	$2,371,242	$2,894,264	$(94,414)

(a)	Assets consist of institutional-quality office, mixed-use and retail properties, industrial/distribution facilities and multi-family development.

(b)	Components of initial cost for properties acquired using a foreign currency were converted using the currency exchange rate as of the date of acquisition.

(c)	Includes the effect of changes in the exchange rate between the date of acquisition and December 31, 2013 for properties that are denominated in a foreign currency.

(d)	The aggregate cost for federal income tax purposes is $3.0 billion as of December 31, 2013.

(e)
Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings.

The changes in total real estate assets for the years ended December 31, (in thousands):

	2013	2012	2011
Gross real estate assets
Balance, beginning of period	$1,529,675	$969,421	$452,922
Additions during the period:
Acquisitions	1,322,485	509,335	534,614
Other additions	61,259	28,149	2,190
Effect of changes in foreign currency exchange rates	(19,155)	22,770	(20,305)
Balance, end of period	$2,894,264	$1,529,675	$969,421
Accumulated Depreciation
Balance, beginning of period	$(47,197)	$(18,991)	$(3,893)
Depreciation	(46,973)	(27,361)	(15,470)
Effect of changes in foreign currency exchange rates	(244)	(845)	372
Balance, end of period	$(94,414)	$(47,197)	$(18,991)

Schedule IV — Mortgage Loans on Real Estate
December 31, 2013
(amounts in thousands)

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (a)
Construction Loans:
Multi-family
Bay Park Apartments	Houston, TX	7.80%	7/30/2014	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	3,231	3,212
@1377	Atlanta, GA	10.00%	7/1/2016	No payment until completion	—	3,673	3,673
Deer Creek	Houston, TX	8.00%	2/7/2015	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	5,450	5,287
Casa Blanca	Dallas, TX	8.00%	2/7/2015	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	5,742	5,350
Falls of Kirkwood	Houston, TX	8.00%	10/12/2015	Monthly payments of principal and interest based on a 30-year amortization schedule	—	3,800	3,641
Falls of Town Park Apartments	Houston, TX	7.75%	12/30/2015	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	5,327	4,364

Industrial
Motor Circle	Dallas, TX	8.00%	12/28/2014	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	3,175	2,412

Shopping Centers
Norchester Village	Houston, TX	7.75%	3/1/2014	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	4,961	4,289
Houston Retail Portfolio	Houston, TX	7.60%	8/2/2015	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	11,804	11,363
					$—	$47,163	$43,591

(a)	The aggregate cost for federal income tax purposes is $43.6 million as of December 31, 2013.

Changes in mortgage loans on real estate are summarized below (in thousands):

	2013	2012	2011
Balance at beginning of period	$35,124	$4,919	$—
Additions during period:
New loans	18,633	30,003	4,882
Additional advances on existing loans	1,389	2,554	—
Interest income added to principal	842	755	37
Deductions during period:
Collection of principal	(12,397)	(3,107)	—
Balance at close of period	$43,591	$35,124	$4,919

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES GLOBAL REIT, INC. (registrant)

March 27, 2014	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2014.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 27, 2014
Jeffrey C. Hines

/s/ Sherri W. Schugart	President and Chief Executive Officer	March 27, 2014
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 27, 2014
Ryan T. Sims	(Principal Financial Officer)

/s/ J. Shea Morgenroth	Chief Accounting Officer and Treasurer	March 27, 2014
J. Shea Morgenroth	(Principal Accounting Officer)

/s/ Charles M. Baughn	Director	March 27, 2014
Charles M. Baughn

/s/ Jack L. Farley	Director	March 27, 2014
Jack L. Farley

/s/ Colin P. Shepherd	Director	March 27, 2014
Colin P. Shepherd

/s/ Thomas L. Mitchell	Director	March 27, 2014
Thomas L. Mitchell

/s/ John S. Moody	Director	March 27, 2014
John S. Moody

/s/ Peter Shaper	Director	March 27, 2014
Peter Shaper

INDEX TO EXHIBITS

Exhibit No.	Description

3.1
Articles of Amendment and Restatement of Hines Global REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, SEC File No. 333-156742 (the “Registration Statement”), on August 3, 2009 and incorporated by reference herein)

3.2	Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on March 18, 2009 and incorporated by reference herein)
4.1
Hines Global REIT, Inc. Distribution Reinvestment Plan (included as Appendix C to the Prospectus contained in the Registrant’s Registration Statement on Form S-11 (File No. 333-182340), as amended and supplemented (the “Second Registration Statement”) and incorporated herein)

10.1
Amended and Restated Credit Agreement, dated as of May 22, 2013, among Hines Global REIT Properties, L.P. and the Lenders party thereto, JP Morgan Chase Bank, National Association, as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Foreign Currencies, JPMorgan Chase Bank, National Association, Toronto Branch as Administrative Agent for Canadian Dollars, Bank of America, N.A., as Syndication Agent, and BMO Harris Financing, Inc., Regions Bank and U.S. Bank National Association, as Co-Documentation Agents, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners and Joint Lead Arrangers (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on May 29, 2013 and incorporated by reference herein)

10.2
Purchase and Sale Agreement, dated as of April 16, 2013, by and between PV Campus Parcel 3, L.P. and Hines Global REIT Campus Playa Vista LP (filed as Exhibit 10.47 to the Post-Effective Amendment No. 2 to the Registration Statement on July 19, 2013 and incorporated by reference herein)

21.1*	List of Subsidiaries of Hines Global REIT, Inc.
31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101*
The following materials from Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 27, 2014, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Statements of Equity, (iv) of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*    Filed herewith