Form 10-Q
period 2014-03-31
Hines Global REIT, Inc.
filed 2014-05-14
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of May 7, 2014, approximately 267.6 million shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	40

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	41

SIGNATURES
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification of CEO & CFO pursuant to Section 906
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$3,128,480	$2,799,850
Investment in unconsolidated entities	3,573	3,573
Cash and cash equivalents	154,894	124,859
Restricted cash	16,820	12,283
Derivative instruments	2,366	5,294
Tenant and other receivables, net	65,724	48,247
Intangible lease assets, net	918,097	695,724
Deferred leasing costs, net	52,162	43,999
Deferred financing costs, net	16,727	15,874
Real estate loans receivable	42,659	43,237
Other assets	27,052	10,279
Total assets	$4,428,554	$3,803,219
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$99,426	$72,941
Due to affiliates	27,928	16,419
Intangible lease liabilities, net	93,715	68,355
Other liabilities	43,874	33,875
Derivative instruments	8,485	9,817
Distributions payable	16,737	14,143
Notes payable to affiliates	37,765	37,561
Notes payable	2,250,014	1,935,901
Total liabilities	2,577,944	2,189,012

Commitments and contingencies (Note 14)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2014 and December 31, 2013	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 263,153 and 229,035 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	263	229
Additional paid-in capital	2,077,320	1,800,936
Accumulated deficit	(242,694)	(206,305)
Accumulated other comprehensive income (loss)	(28,069)	(23,921)
Total stockholders’ equity	1,806,820	1,570,939
Noncontrolling interests	43,790	43,268
Total equity	1,850,610	1,614,207
Total liabilities and equity	$4,428,554	$3,803,219

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2014 and 2013
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$97,946	$55,904
Other revenue	7,177	4,128
Total revenues	105,123	60,032
Expenses:
Property operating expenses	21,157	12,548
Real property taxes	9,882	5,299
Property management fees	2,298	1,328
Depreciation and amortization	45,393	24,465
Acquisition related expenses	17,536	16,473
Asset management and acquisition fees	20,560	16,097
General and administrative expenses	1,530	1,088
Total expenses	118,356	77,298
Income (loss) before other income (expenses) and benefit (provision) for income taxes	(13,233)	(17,266)
Other income (expenses):
Gain (loss) on derivative instruments	(964)	21
Foreign currency gains (losses)	(1,930)	(4,531)
Interest expense	(17,498)	(10,693)
Interest income	141	90
Income (loss) before benefit (provision) for income taxes	(33,484)	(32,379)
Benefit (provision) for income taxes	(1,958)	408
Net income (loss)	(35,442)	(31,971)
Net (income) loss attributable to noncontrolling interests	(947)	(521)
Net income (loss) attributable to common stockholders	$(36,389)	$(32,492)
Basic and diluted income (loss) per common share	$(0.15)	$(0.20)
Distributions declared per common share	$0.16	$0.16
Weighted average number of common shares outstanding	246,271	163,514
Net comprehensive income (loss):
Net income (loss)	$(35,442)	$(31,971)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,893)	(12,499)
Net comprehensive income (loss)	(39,335)	(44,470)
Net comprehensive (income) loss attributable to noncontrolling interests	(1,202)	1,160
Net comprehensive income (loss) attributable to common stockholders	$(40,537)	$(43,310)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2014 and 2013
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2014	229,035	$229	$1,800,936	$(206,305)	$(23,921)	$1,570,939	$43,268
Issuance of common shares	35,051	35	358,876	—	—	358,911	—
Distributions declared	—	—	(39,415)	—	—	(39,415)	(35)
Distributions on Convertible Preferred Equity Certificates (CPEC)	—	—	—	—	—	—	(645)
Redemption of common shares	(933)	(1)	(8,715)	—	—	(8,716)	—
Selling commissions and dealer manager fees	—	—	(32,982)	—	—	(32,982)	—
Issuer costs	—	—	(1,380)	—	—	(1,380)	—
Net income (loss)	—	—	—	(36,389)	—	(36,389)	947
Foreign currency translation adjustment	—	—	—	—	(4,148)	(4,148)	255
Balance as of March 31, 2014	263,153	$263	$2,077,320	$(242,694)	$(28,069)	$1,806,820	$43,790

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2013	148,889	$149	$1,189,739	$(117,369)	$(8,612)	$1,063,907	$40,363
Issuance of common shares	19,168	19	190,471	—	—	190,490	—
Contribution from noncontrolling interest	—	—	—	—	—	—	315
Distributions declared	—	—	(26,190)	—	—	(26,190)	(3)
Distributions on CPECs	—	—	—	—	—	—	(551)
Redemption of common shares	(334)	—	(3,906)	—	—	(3,906)	—
Selling commissions and dealer manager fees	—	—	(16,899)	—	—	(16,899)	—
Issuer costs	—	—	(1,923)	—	—	(1,923)	—
Net income (loss)	—	—	—	(32,492)	—	(32,492)	521
Foreign currency translation adjustment	—	—	—	—	(10,818)	(10,818)	(1,681)
Balance as of March 31, 2013	167,723	$168	$1,331,292	$(149,861)	$(19,430)	$1,162,169	$38,964

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014 and 2013
(UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$(35,442)	$(31,971)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	51,378	27,142
Foreign currency (gains) losses	1,930	4,531
(Gain) loss on derivative instruments	964	(21)
Changes in assets and liabilities:
Change in other assets	(16,603)	(4,276)
Change in tenant and other receivables	(17,240)	2,031
Change in deferred leasing costs	(9,893)	(5,821)
Change in accounts payable and accrued expenses	25,553	5,236
Change in other liabilities	7,342	(3,339)
Change in due to affiliates	11,337	7,131
Net cash from operating activities	19,326	643
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(544,964)	(681,803)
Capital expenditures at operating properties and developments	(17,294)	(11,852)
Investments in real estate loans receivable	(2,549)	(10,206)
Proceeds from collection of real estate loans receivable	3,288	—
Change in restricted cash	(4,553)	(4,122)
Net cash from investing activities	(566,072)	(707,983)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	338,987	181,542
Contribution from noncontrolling interest	—	315
Redemption of common shares	(8,947)	(3,238)
Payments of issuer costs	(1,208)	(1,096)
Payment of selling commissions and dealer manager fees	(32,151)	(18,758)
Distributions paid to stockholders and noncontrolling interests	(17,501)	(11,826)
Proceeds from notes payable	518,463	663,306
Proceeds from related party notes payable	—	2,139
Payments on notes payable	(219,149)	(133,106)
Change in security deposit liability	163	2,144
Deferred financing costs paid	(2,270)	(2,113)
Payments related to interest rate contracts	—	(776)
Net cash from financing activities	576,387	678,533
Effect of exchange rate changes on cash	394	1,543
Net change in cash and cash equivalents	30,035	(27,264)
Cash and cash equivalents, beginning of period	124,859	97,398
Cash and cash equivalents, end of period	$154,894	$70,134

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and 2013

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2013 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of March 31, 2014, the results of operations for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

On August 5, 2009, the Company commenced its initial public offering of common stock for sale to the public (the “Initial Offering”) which expired on February 1, 2013. The Company commenced a follow-on offering effective February 4, 2013, through which it offered up to $3.5 billion in shares of common stock (the “Second Offering”), and ceased offering primary shares pursuant to the Second Offering on April 11, 2014. Collectively, through its public offerings, the Company received gross offering proceeds of $2.7 billion from the sale of 267.9 million shares from inception through March 31, 2014. The Company commenced a $500.0 million offering of shares of its common stock under its distribution reinvestment plan on April 24, 2014 (the “DRP Offering”).

The Company owned interests in 40 real estate investments as of March 31, 2014. These investments consisted of:

•	Domestic office investments (11 investments)

•	Domestic other investments (10 investments)

•	International office investments (11 investments)

•	International other investments (8 investments)

Discussed below are additional details related to the Company’s investments in multi-family projects and investments in real estate-related debt, each of which are included in the Company’s domestic other investments segment. All other investments are operating real estate investments.

•
WaterWall Place JV — 93% interest in a joint venture that was formed to invest in a multi-family development project in Houston, Texas. The estimated total cost of the project is expected to be $65.0 million and the project will consist of 322 units upon completion. An affiliate of Hines owns the remaining 7% interest in this joint venture. As of March 31, 2014, 135 units have been delivered and 126 leases have been executed. Construction began in July 2012 and is expected to be completed by June 2014, although there can be no assurances as to when construction will be completed.

•
@1377 — 51.7% ownership interest in a $33.4 million multi-family development project in Atlanta, Georgia that was completed in March 2014. The project consists of 215 units and was 62% leased as of March 31, 2014.

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

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has eight loans receivable, totaling $38.9 million, outstanding as of March 31, 2014. Flagship Capital GP owns the remaining 3% interest in the joint venture. The Company is not affiliated with Flagship Capital GP. See Note 5 — Real Estate Loans Receivable for additional information regarding these loans receivable.

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

	March 31, 2014	December 31, 2013
Maximum risk of loss (1)	$24,438	$25,278
Assets held by VIEs	$144,626	$126,528
Assets held as collateral for debt	$144,626	$126,528
Liabilities held by VIEs	$113,680	$94,675

(1)	Represents the Company's contributions, net of distributions, made to the consolidated VIEs.

Restrictions on the use of a VIE’s assets are significant because they serve as collateral for such VIE’s debt, and the Company is generally required to obtain its partners’ approval in accordance with the respective joint venture agreements for any major transactions. Transactions with these joint ventures on the Company’s consolidated financial statements primarily relate to contributions for the funding of loans receivable at the Flagship JV. The Company and its partners are subject to the provisions of the joint venture agreements for the VIEs, which include provisions for when additional contributions may be required. During the three months ended March 31, 2014 and 2013, the Company received distributions of $0.8 million and made capital contributions of $9.5 million, respectively, in accordance with the Company’s respective joint venture agreements. This activity is eliminated in consolidation of the VIEs, but increases, or decreases in the case of distributions received, the Company’s maximum risk of loss.

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

The table below summarizes the Company’s maximum loss exposure related to this investment as of March 31, 2014 and December 31, 2013, which is equal to the carrying value of its investment in the joint venture included in the balance sheet line item “Investment in unconsolidated entities” and the Company’s outstanding loan receivable balance held by the VIE which is included in the balance sheet line item “Real estate loans receivable” in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 (in thousands).

Period	Investment in @1377 Development (1)	Maximum Risk of Loss
March 31, 2014	$3,573	$7,339
December 31, 2013	$3,573	$7,246

(1)	Includes the carrying amount of the investment in @1377, which represents the Company’s contribution made to the VIE.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Described below are certain of the Company’s significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a complete listing of all of its significant accounting policies.

Tenant and Other Receivables

Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $1.6 million and $2.0 million at March 31, 2014 and December 31, 2013, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended March 31, 2014 and 2013, $1.5 million and $1.0 million, respectively, were amortized into interest expense.

Other Assets

Other assets included the following (in thousands):

	March 31, 2014		December 31, 2013
Prepaid expenses	3,654		2,259
Deferred tax assets	7,328		7,340
Other	16,070	(1)	680
Other assets	$27,052		$10,279

(1)	Other primarily consists of 25 Cabot Square’s Stamp Duty Tax of $15.0 million, which was held in an escrow account by the escrow agent as of March 31, 2014.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month or quarter to which they relate. As of March 31, 2014 and December 31, 2013, respectively, the Company recorded liabilities of $35.2 million and $27.2 million related to prepaid rental payments, which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease, including rent holidays, if any. Straight-line rent receivable was $32.1 million and $26.9 million as of March 31, 2014 and December 31, 2013, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued amendments to provide guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In March 2013, FASB issued guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In July 2013, FASB issued amendments to the Accounting Standards Codification (the “Codification”) to provide guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In March 2014, FASB made technical corrections and improvements related to glossary terms in the Codification.  The amendments were effective upon issuance and did not have a material impact on the Company’s financial statements.

In April 2014, FASB issued amendments to the Codification to provide guidance on reporting discontinued operations. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and early adoption is permitted. The Company has elected to adopt these amendments early, effective January 1, 2014, and the early adoption of these amendments has not had a material impact on the Company’s financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Buildings and improvements (1)	$2,646,906	$2,371,242
Less: accumulated depreciation	(109,244)	(94,414)
Buildings and improvements, net	2,537,662	2,276,828
Land	590,818	523,022
Investment property, net	$3,128,480	$2,799,850

(1)
Included in buildings and improvements is approximately $81.1 million and $64.0 million of construction-in-progress related to the Company’s multi-family developments in Houston, Texas and Miami, Florida as of March 31, 2014 and December 31, 2013, respectively.

As of March 31, 2014, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$1,020,179	$123,009	$(108,337)
Less: accumulated amortization	(191,370)	(33,721)	14,622
Net	$828,809	$89,288	$(93,715)

As of December 31, 2013, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$772,948	$116,818	$(80,844)
Less: accumulated amortization	(166,109)	(27,933)	12,489
Net	$606,839	$88,885	$(68,355)

Amortization expense of in-place leases was $30.0 million and $15.9 million for the three months ended March 31, 2014 and 2013, respectively. Net amortization of out-of-market leases resulted in a decrease to rental revenue of $3.1 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for the period from April 1, 2014 through December 31, 2014 and for each of the years ending December 31, 2015 through December 31, 2018 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
April 1, 2014 through December 31, 2014	$92,848	$4,343
2015	112,503	6,953
2016	102,477	7,333
2017	79,765	5,463
2018	58,459	2,001

Leases

The Company has entered into non-cancelable lease agreements with tenants for space. As of March 31, 2014, the approximate fixed future minimum rentals for the period from April 1, 2014 through December 31, 2014, for each of the years ending December 31, 2015 through December 31, 2018 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2014 through December 31, 2014	$239,927
2015	296,944
2016	277,974
2017	270,362
2018	214,226
Thereafter	1,263,152
Total	$2,562,585

Pursuant to the lease agreements with certain tenants in one of its buildings, a wholly-owned subsidiary of the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the period from April 1, 2014 through December 31, 2014, for each of the years ended December 31, 2015 through 2018 and for the period thereafter are $2.2 million, $3.0 million, $2.9 million, $2.5 million, $2.5 million and $5.6 million, respectively.

During the three months ended March 31, 2014 and 2013, the Company did not earn more than 10% of its total rental revenue from any individual tenant.

4. RECENT ACQUISITIONS OF REAL ESTATE

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2014 and 2013 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)	In-place Lease Intangibles (1)	Out-of- Market Lease Intangibles, Net (1)	Total (1)
2014
The Rim	02/13/14	$90,990	$65,890	$41,360	$(21,940)	$176,300
25 Cabot Square	03/28/14	$165,121	$—	$206,640	$(16)	$371,745

2013
Mercedes Benz Bank	02/07/13	$47,643	$11,953	$7,093	$3,533	$70,222
One Westferry Circus	02/28/13	$48,874	$—	$74,693	$1,049	$124,616
465 Victoria	02/28/13	$48,788	$26,566	$17,712	$(2,233)	$90,833
Riverside Center	03/27/13	$125,014	$45,888	$30,360	$(4,170)	$197,092
New City	03/28/13	$115,208	$—	$46,117	$2,137	$163,462
825 Ann	04/30/13	$83,802	$20,669	$23,725	$—	$128,196
The Campus at Playa Vista	05/14/13	$125,567	$41,160	$37,320	$12,580	$216,627
Perspective Défense	06/21/13	$109,704	$29,039	$22,038	$5,060	$165,841
The Markets at Town Center	07/23/13	$76,067	$52,130	$19,020	$(12,210)	$135,007
The Avenue	08/12/13	$71,990	$54,940	$47,350	$(11,280)	$163,000
2300 Main	08/29/13	$27,940	$3,570	$7,990	$—	$39,500
Fiege Mega Centre	10/18/13	$36,005	$10,107	$7,481	$—	$53,593
55 M Street	12/09/13	$85,277	$24,810	$34,730	$(3,940)	$140,877

(1)	For acquisitions denominated in a foreign currency, amounts have been translated at a rate based on the exchange rate in effect on the acquisition date.

The purchase price allocations for the Company’s 2014 acquisitions are preliminary and subject to change as it finalizes the allocations, which will be no later than twelve months from the acquisition date.

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2014 and 2013 acquisitions, as of the date of the respective acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2014 Acquisitions:
The Rim	16.5	12.9	35.3
25 Cabot Square (1)	11.7	0.5	3.0

2013 Acquisitions:
Mercedes Benz Bank	5.0	5.0	—
One Westferry Circus (1)	8.4	9.9	13.1
465 Victoria	4.7	5.2	7.3
Riverside Center	6.2	1.0	6.9
New City (1)	4.8	4.3	3.0
825 Ann	9.5	—	—
The Campus at Playa Vista	6.7	8.6	7.1
Perspective Défense	3.8	3.8	3.8
The Markets at Town Center	9.4	0.5	7.0
The Avenue	4.1	6.8	17.2
2300 Main	5.6	—	—
Fiege Mega Centre	10.2	—	—
55 M Street	7.1	7.8	7.3

(1)Excludes the effect of ground leases which significantly increase the weighted average useful life for these intangibles.

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the three months ended March 31, 2014, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2014 (in thousands):

		For the Three Months Ended
2014 Acquisitions		March 31, 2014
The Rim	Revenue	$2,048
	Net income (loss)	$(188)
25 Cabot Square	Revenue	$254
	Net income (loss)	$(18,157)

The following unaudited consolidated information is presented to give effect to current year acquisitions through March 31, 2014 as if the acquisitions occurred on January 1, 2013. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $29.9 million and $31.0 million for the three months ended March 31, 2014 and 2013, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2013, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	Pro Forma 2014	Pro Forma 2013
Revenues	$112,455	$69,665
Net income (loss)	$(3,014)	$(861)
Basic and diluted income (loss) per common share	$(0.01)	$(0.01)

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the three months ended March 31, 2013, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2013 (in thousands):

		For the Three Months Ended
2013 Acquisitions		March 31, 2013
Mercedes Benz Bank	Revenue	$935
	Net income (loss)	$(4,355)
One Westferry Circus	Revenue	$1,155
	Net income (loss)	$(5,298)
465 Victoria	Revenue	$872
	Net income (loss)	$(5,292)
Riverside Center	Revenue	$251
	Net income (loss)	$(97)
New City	Revenue	$92
	Net income (loss)	$(765)

The following unaudited consolidated information is presented to give effect to the 2013 acquisitions through March 31, 2013 as if the acquisitions occurred on January 1, 2012. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $31.0 million and $3.7 million for the three months ended March 31, 2013 and 2012, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2012, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	Pro Forma 2013	Pro Forma 2012
Revenues	$70,612	$50,667
Net income (loss)	$(6,751)	$(11,889)
Basic and diluted income (loss) per common share	$(0.04)	$(0.06)

5. REAL ESTATE LOANS RECEIVABLE

Real estate loans receivable included the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Flagship Capital JV	$38,893	$39,564
@1377	3,766	3,673
Real estate loans receivable	$42,659	$43,237

The table below provides additional detail on the Company’s outstanding real estate loans receivable through the Flagship Capital JV as of March 31, 2014 (in thousands):

Property	Original Funding Date	Maturity Date	Interest Rate	Total Loan Commitment	Balance as of March 31, 2014	Balance as of December 31, 2013
Norchester Village	3/1/2012	5/5/2015	7.75%	$4,961	$4,608	$4,289
Bay Park Apartments	7/30/2012	7/30/2014	7.80%	3,231	—	3,212
Houston Retail Portfolio	8/2/2012	8/2/2015	7.60%	11,804	11,323	11,363
Motor Circle	12/28/2012	12/28/2014	8.00%	3,175	2,801	2,412
Deer Creek	2/7/2013	2/7/2015	8.00%	5,450	5,297	5,287
Casa Blanca	2/7/2013	2/7/2015	8.00%	5,742	5,344	5,350
Falls of Kirkwood	10/18/2013	10/12/2015	8.00%	3,800	3,648	3,641
Falls of Town Park Apartments	12/30/2013	12/30/2015	7.75%	5,327	4,364	4,364
Precinct Villages	3/18/2014	3/17/2016	8.50%	2,595	1,811	—
			7.85%	$46,085	$39,196	$39,918
Less: Origination fees					(303)	(354)
					$38,893	$39,564

6. DEBT FINANCING

As of March 31, 2014 and December 31, 2013, the Company had approximately $2.3 billion and $2.0 billion of debt outstanding, respectively, with a weighted average years to maturity of 3.2 years and 3.2 years, respectively, and a weighted average interest rate of 3.3% and 3.3%, respectively. The following table describes the Company’s debt outstanding at March 31, 2014 and December 31, 2013 (in thousands):

Description	Origination or Assumption Date	Maturity Date	Interest Rate Description	Interest Rate as of March 31, 2014		Principal Outstanding at March 31, 2014	Principal Outstanding at December 31, 2013
Secured Mortgage Debt
Brindleyplace Project	7/1/2010	7/7/2015	75% fixed via swap / 25% variable	3.46%	(1)	$201,412	$199,608
Hock Plaza	9/8/2010	12/6/2015	Fixed	5.58%		76,535	76,839
Southpark	10/19/2010	12/6/2016	Fixed	5.67%		18,000	18,000
Fifty South Sixth	11/4/2010	11/4/2015	Fixed via swap	3.62%		95,000	95,000
Stonecutter Court	3/11/2011	3/11/2016	Fixed via swap	4.79%		88,572	88,296
Gogolevsky 11	8/25/2011	4/7/2021	Variable	6.48%		36,150	36,500
Campus at Marlborough	10/28/2011	12/1/2014	Fixed	5.21%		54,248	54,596
Flagship Capital JV	3/8/2012	3/8/2017	Variable, subject to floor of 4.5%	4.50%		11,841	11,047
144 Montague	4/16/2012	4/16/2017	Variable, subject to interest rate cap	5.29%		52,042	49,937
100 Brookes	7/13/2012	7/31/2017	Variable, subject to interest rate cap	5.34%		39,970	38,354
Poland Logistics Portfolio (2)	8/2/2012	6/30/2017	Variable, subject to interest rate cap	3.09%		88,218	88,812
Minneapolis Retail Center	8/2/2012	8/10/2019	Fixed	3.50%		65,500	65,500
825 Ann	11/16/2012	4/30/2016	Variable, subject to interest rate cap	4.67%		74,932	71,901
Mercedes Benz Bank	2/7/2013	12/31/2019	Variable, subject to interest rate cap	1.79%		47,137	47,304
465 Victoria	2/28/2013	2/28/2016	Variable, subject to interest rate cap	4.73%		49,201	47,211
New City	3/28/2013	3/28/2018	Variable, subject to interest rate cap	3.09%		110,642	111,532
One Westferry Circus	5/9/2013	5/5/2020	Fixed	3.30%		79,858	79,142
The Campus at Playa Vista	5/14/2013	6/1/2016	Variable	1.66%		115,000	115,000
Perspective Défense	6/21/2013	7/25/2019	Variable, subject to interest rate cap	2.80%		96,264	96,362
Fiege Mega Centre	10/18/2013	10/18/2018	Variable, subject to interest rate cap	1.99%		32,407	32,542
55 M Street	12/9/2013	12/9/2017	Variable	1.60%		72,000	72,000
25 Cabot Square	3/26/2014	3/26/2020	Fixed	3.50%		205,883	—
Other Notes Payable
JPMorgan Chase Revolving Credit Facility - Revolving Loan	4/13/2012	5/22/2016	Variable	2.35%	(1)	286,461	204,467
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	5/22/2017	Variable	2.06%		200,000	200,000
WaterWall Place Construction Loan	6/29/2012	6/29/2016	Variable, subject to interest rate cap	2.41%	(1)	36,223	30,107
Ponce & Bird JV Construction Loan	5/10/2013	5/10/2017	Variable	2.41%	(1)	17,123	6,557
Total Principal Outstanding						$2,250,619	$1,936,614
Unamortized Discount						(605)	(713)
Notes Payable						$2,250,014	$1,935,901
Notes Payable to Affiliates
WaterWall Place Construction Loan	12/15/2011	12/14/2014	Variable	2.16%		20,451	20,341
Ponce & Bird Construction Loan	7/13/2012	7/13/2015	Variable	2.16%		17,314	17,220
Total Notes Payable to Affiliates						$37,765	$37,561
						$2,287,779	$1,973,462

(1)	Represents the weighted average interest rate as of March 31, 2014.

(2)	See the discussion below under the heading “Financial Covenants” for additional information regarding the Company’s debt covenant on its loan secured by the Poland Logistics Portfolio.

As of March 31, 2014 and December 31, 2013, the fixed-rate debt included $334.6 million and $333.0 million, respectively, of variable-rate debt economically fixed through the use of interest rate swaps. The variable-rate debt has variable interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 1.60% to 6.25% per annum. Additionally, as of March 31, 2014, $510.4 million of the Company’s variable-rate debt was capped at strike rates ranging from 1.0% to 5.3%. See Note 7 — Derivative Instruments for more information regarding the Company’s interest rate contracts.

JPMorgan Chase Revolving Credit Agreement

For the period from January 2014 through March 2014, the Company made draws of approximately $294.7 million and payments of $214.0 million under its revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association (“Chase”), and incurred a loss of $1.3 million through March 31, 2014 related to its borrowings on its loans denominated in a foreign currency. From April 1, 2014 through May 14, 2014, the Company made payments of $60.0 million under the Revolving Credit Facility resulting in an outstanding principal balance of $426.5 million, including the effect of changes in exchange rates as of May 14, 2014.

In April 2014, the Company entered into an amendment to the Revolving Credit Facility resulting in the following changes:

•
an increase of the term loan commitment (the “Term Loan Commitment”) from $200.0 million to $378.0 million. The additional $178.0 million must be borrowed by June 24, 2014 or it will be forfeited and no longer available for the Company to borrow;

•	an increase of the foreign currency commitments under the revolving loan commitment (the “Revolving Loan Commitment”) from $212.5 million to $400.0 million; and

•
the removal of the $750.0 million maximum under the Revolving Loan Commitment and the $250.0 million maximum under the Term Loan Commitment. As a result of this amendment, the Company may request increases in each commitment so long as the aggregate commitments do not exceed $1.0 billion.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents.

The loan agreement for the loan secured by the Poland Logistics Portfolio requires that an occupancy level of at least 80% be maintained across the portfolio. In the fourth quarter of 2013, the Poland Logistics Portfolio did not meet this required occupancy level and was required to set up a reserve consisting of any excess net operating income (defined by the loan agreement as the amount equal to the total income of the portfolio less value-add taxes and payments on account service charges), which may be used towards repayment of the loan if the required occupancy has not been met for more than six months. The reserve will be discharged when the covenant has been met for two consecutive quarters. The Poland Logistics Portfolio did not meet the required occupancy as of December 31, 2013, but did meet it as of March 31, 2014. However, subsequent to March 31, 2014, a tenant in the Poland Logistics Portfolio moved out of its space, dropping the occupancy level to 75%, which could result in the establishment of additional reserves as of June 30, 2014. The Company is not aware of any additional instances of noncompliance with financial covenants on any of its loans as of March 31, 2014.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from April 1, 2014 through December 31, 2014, for each of the years ending December 31, 2015 through December 31, 2018 and for the period thereafter. Amounts are in thousands:

	Payments due by Year
	April 1, 2014 through December 31, 2014	2015	2016	2017	2018	Thereafter
Principal payments	$81,452	$397,705	$671,184	$483,889	$133,160	$520,994

7. DERIVATIVE INSTRUMENTS

The Company has entered into several interest rate swap contracts and interest rate cap agreements as economic hedges against the variability of future interest rates on its variable interest rate borrowings.  The Company’s interest rate swaps effectively fixed the interest rates on each of the loans to which they relate and the interest rate cap contracts have effectively limited the interest rate on the loans to which they relate.  The Company has not designated any of these derivatives as hedges for accounting purposes. See Note 10 — Fair Value Measurements for additional information regarding the fair value of the Company’s interest rate contracts.

The Company has also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates on future international investments. These forward contracts economically fixed the currency exchange rates on each of the investments to which they related. The Company did not designate any of these contracts as fair value or cash flow hedges for accounting purposes. All of the outstanding forward contracts as of December 31, 2013 were settled in February 2014 for a gain of $0.6 million. See Note 10 — Fair Value Measurements for additional information regarding the fair value of the Company’s foreign currency forwards.

The table below provides additional information regarding the Company’s interest rate contracts (in thousands, except percentages).

Type	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Interest rate swaps	July 7, 2010	July 7, 2015	$151,059	LIBOR	2.29%
Interest rate swap	November 4, 2010	November 4, 2015	$95,000	LIBOR	1.37%
Interest rate swap	March 11, 2011	March 11, 2016	$88,572	LIBOR	2.71%
Interest rate cap	April 16, 2012	April 16, 2017	$39,032	BBSW	5.25%
Interest rate cap	August 2, 2012	June 30, 2017	$65,788	EURIBOR	2.00%
Interest rate cap	August 13, 2012	August 13, 2015	$19,985	BBSY	4.00%
Interest rate cap	October 9, 2012	June 30, 2017	$13,680	EURIBOR	2.00%
Interest rate cap	January 7, 2013	June 29, 2016	$36,937	LIBOR	1.00%
Interest rate cap	March 11, 2013	March 31, 2018	$47,137	EURIBOR	1.50%
Interest rate cap	March 20, 2013	February 29, 2016	$25,522	BBSW	4.33%
Interest rate cap	July 30, 2013	April 30, 2016	$56,199	BBSW	4.50%
Interest rate caps	April 11, 2013 May 6, 2013	March 16, 2018	$77,449	EURIBOR	2.50%
Interest rate cap	July 25, 2013	July 25, 2019	$96,264	EURIBOR	1.70%	(2)
Interest rate cap	October 18, 2013	October 18, 2018	$32,406	EURIBOR	2.00%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the exchange rate in effect on March 31, 2014.

(2)	Beginning in July 2016, the strike rate of this interest rate cap will increase to 2.00% for the remaining term of the interest rate cap.

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated condensed balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Assets—Derivative instruments” and “Liabilities—Derivative instruments” on the Company’s condensed consolidated balance sheets, as of March 31, 2014 and December 31, 2013 (in thousands):

	Derivative Assets		Derivative Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$(8,485)	$(9,329)
Interest rate caps	2,366	4,428	—	—
Foreign currency forward contracts	—	866	—	(488)
Total derivatives	$2,366	$5,294	$(8,485)	$(9,817)

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2014 and 2013 (in thousands):

	Gain (Loss) Recorded on Derivative Instruments
	Three Months Ended
	March 31, 2014	March 31, 2013
Derivatives not designated as hedging instruments:
Interest rate swaps	$908	$753
Interest rate caps	(2,051)	(59)
Foreign currency forward contracts	179	(673)
Total gain (loss) on derivatives	$(964)	$21

8.  DISTRIBUTIONS

The Company has declared distributions for the months of January 2013 through May 2014 at an amount equal to $0.0017808 per share, per day. Hines Moorfield UK Venture I S.A.R.L. (the “Brindleyplace JV”) declared distributions in the amount of $0.6 million and $0.6 million to Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) for the three months ended March 31, 2014 and 2013, respectively, related to the operations of several properties acquired by the Brindleyplace JV located in Birmingham, England (the “Brindleyplace Project”).

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests (Hines Global REIT Associates Limited Partnership (“HALP”), Moorfield and Flagship Capital GP) for each of the quarters ended during 2014 and for each of the quarters ended during 2013, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands). The Company declares distributions to the Company’s stockholders as of daily record dates and aggregates and pays such distributions monthly.

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2014
March 31, 2014	$18,336	$21,079	$39,415	$680
Total	$18,336	$21,079	$39,415	$680
2013
December 31, 2013	$16,458	$18,660	$35,118	$1,454
September 30, 2013	14,561	16,079	30,640	638
June 30, 2013	13,265	14,551	27,816	685
March 31, 2013	12,418	13,772	26,190	554
Total	$56,702	$63,062	$119,764	$3,331

9.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2014	2013	March 31, 2014	December 31, 2013
Selling Commissions- Dealer Manager	$24,510	$12,468	$1,513	$658
Dealer Manager Fee- Dealer Manager	8,472	4,431	(28)	(5)
Issuer Costs- the Advisor	1,380	1,923	653	482
Acquisition Fee- the Advisor and affiliates of Hines	12,372	14,570	9,406	—
Asset Management Fee- the Advisor and affiliates of Hines	8,188	1,527	8,399	7,241
Other (1) - the Advisor	1,056	853	760	1,166
Property Management Fee- Hines	1,724	939	201	(144)
Development/Construction Management Fee- Hines (2)	1,168	634	50	83
Leasing Fee- Hines	1,306	494	2,433	1,735
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	2,541	1,483	4,541	5,203
Due to Affiliates			$27,928	$16,419

(1)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

(2)
Generally, as compensation for providing development management services, Hines will be paid a fee equal to 3% of the development project costs and as compensation for providing construction management services, an affiliate of Hines also will be paid a contractor’s fee of 5% of the total construction costs of the project.

Notes Payable to Affiliates

The WaterWall Place JV and Ponce & Bird JV (as described in Note 1 — Organization) have entered into separate construction loans with an affiliate of Hines related to the development of multi-family projects in Houston, Texas and Miami, Florida, respectively. See Note 6 — Debt Financing for additional information regarding these construction loans.

@1377 Development

In June 2012, the Company entered into a mezzanine loan commitment of $3.2 million (plus any accrued interest) to provide construction financing to the @1377 development, which is being developed by an affiliate of Hines. As of March 31, 2014 and December 31, 2013, $3.8 million and $3.7 million were outstanding under the mezzanine loan, respectively. See Note 1 — Organization for additional information concerning the @1377 development.

Other Affiliate Transactions

In April 2012, the Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that the Company’s modified funds from operations (“MFFO”), as disclosed in each quarterly report, for a particular quarter amounted to less than 100% of the aggregate distributions declared to its stockholders for such quarter. As a result of the fee waiver in 2013, the Advisor waived $3.6 million of asset management fees payable to it during the three months ended March 31, 2013 and a total of $12.2 million through the expiration of the waiver on December 31, 2013.

In December 2013, the Advisor agreed to waive asset management fees otherwise payable to it for the year ended December 31, 2014 to the extent that the Company’s MFFO for the year ended December 31, 2014, as disclosed in its Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to its stockholders for the year ended December 31, 2014. The Advisor did not waive any asset management fees owed to it during the three months ended March 31, 2014.

As a result of the waiver of these fees, cash flows from operations that would have been paid to the Advisor for asset management fees may be available to pay distributions to stockholders. The fee waivers described above are not deferrals and accordingly, any fees that are waived will not be paid to the Advisor in cash at any time in the future.

10.  FAIR VALUE MEASUREMENTS

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Eurohypo, PB Capital Corporation, Landesbank Baden-Württemberg, Commonwealth Bank of Australia, Bank of Western Australia, Deutsche Pfandbriefbank AG, Crédit Agricole, and SMBC Capital Markets, Inc. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

The following table sets forth the Company’s derivatives which are measured at fair value on a recurring basis, by level within the fair value hierarchy as of March 31, 2014 and December 31, 2013 (all amounts are in thousands):

		Basis of Fair Value Measurements
Period	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Interest rate swaps	$(8,485)	$—	$(8,485)	$—
Interest rate caps	$2,366	$—	$2,366	$—
December 31, 2013
Interest rate swaps	$(9,329)	$—	$(9,329)	$—
Interest rate caps	$4,428	$—	$4,428	$—
Foreign currency forwards - Assets	$866	$—	$866	$—
Foreign currency forwards - Liabilities	$(488)	$—	$(488)	$—

Other Items

Financial Instruments Fair Value Disclosures

As of March 31, 2014, the Company estimated that the fair value of its notes payable, which had a book value of $2.3 billion, was $2.3 billion. As of December 31, 2013, the Company estimated that the fair value of its notes payable, which had a book value of $2.0 billion, was $2.0 billion. Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of March 31, 2014, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

As of March 31, 2014, the Company estimated that the book values of its real estate loans receivable approximate their fair values. Although the Company has determined the majority of the inputs used to value its real estate notes receivable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of real estate notes receivable utilize Level 3 inputs. However, as of March 31, 2014, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of real estate notes receivable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Financial Instruments Measured on a Nonrecurring Basis

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  There were no events during the three months ended March 31, 2014 and 2013 which indicated that fair value adjustments of the Company’s long-lived assets were necessary.

11. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company's investments that are not office properties in “other” based on the geographic location of the investment, due to the Company's ownership of interests in various different types of investments that do not stand alone as their own reportable segment. The Company’s reporting segments consist of the following, based on the Company’s investments as of March 31, 2014:

•	Domestic office investments (11 investments)

•	Domestic other investments (10 investments)

•	International office investments (11 investments)

•	International other investments (8 investments)

The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts other than percentages are in thousands).

	Three Months Ended March 31,
	2014	2013
Total Revenue
Domestic office investments	$37,402	$21,118
Domestic other investments	23,015	12,335
International office investments	21,166	12,738
International other investments	23,540	13,841
Total Revenue	$105,123	$60,032

For the three months ended March 31, 2014 and December 31, 2013 the Company’s total revenue was attributable to the following countries:

	Three Months Ended March 31,
	2014	2013
Total Revenue
United States	58%	55%
United Kingdom	14%	17%
Australia	8%	9%
Poland	8%	8%
Russia	5%	9%
France	4%	—%
Germany	3%	2%

For the three months ended March 31, 2014 and 2013, the Company’s property revenues in excess of expenses by segment was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Property revenues in excess of expenses (1)
Domestic office investments	$23,933	$13,391
Domestic other investments	14,271	7,426
International office investments	23,622	10,698
International other investments	9,960	9,342
Property revenues in excess of expenses	$71,786	$40,857

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of March 31, 2014 and December 31, 2013, the Company’s total assets by segment was as follows (in thousands):

	March 31, 2014	December 31, 2013
Total Assets
Domestic office investments	$1,268,195	$1,273,779
Domestic other investments	1,005,101	789,204
International office investments	1,566,455	1,176,394
International other investments	513,587	515,788
Corporate-level accounts	75,216	48,054
Total Assets	$4,428,554	$3,803,219

As of March 31, 2014 and December 31, 2013, the Company’s total assets were attributable to the following countries:

	March 31, 2014	December 31, 2013
Total Assets
United States	52%	55%
United Kingdom	22%	15%
Australia	8%	9%
Poland	8%	9%
Russia	3%	4%
France	4%	5%
Germany	3%	3%

For the three months ended March 31, 2014 and 2013 the Company’s reconciliation to the Company’s net loss is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$71,786	$40,857
Depreciation and amortization	(45,393)	(24,465)
Acquisition related expenses	(17,536)	(16,473)
Asset management and acquisition fees	(20,560)	(16,097)
General and administrative expenses	(1,530)	(1,088)
Gain (loss) on derivatives	(964)	21
Foreign currency gains (losses)	(1,930)	(4,531)
Interest expense	(17,498)	(10,693)
Interest income	141	90
Benefit (provision) for income taxes	(1,958)	408
Net income (loss)	$(35,442)	$(31,971)

12. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$12,752	$9,092
Cash paid for taxes	$1,729	$1,900
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$16,737	$10,555
Distributions reinvested	$20,022	$13,080
Non-cash net liabilities acquired	$2,524	$1,219
Accrued capital additions	$6,659	$2,210

13. COMMITMENTS AND CONTINGENCIES

In November 2013, Dorsey & Whitney LLP signed a lease renewal for its space in 50 South Sixth located in Minneapolis, Minnesota. In connection with this renewal, the Company committed to fund $20.8 million of tenant improvements and leasing commissions related to its space, to be paid in future periods. As of March 31, 2014, $15.2 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

14. SUBSEQUENT EVENTS

Simon Hegele Logistics

In April 2014, the Company entered into a contract to acquire Simon Hegele Logistics, a single-tenant logistics building located in Forchheim, Germany that consists of 370,000 square feet and is 100% leased to Simon Hegele Forchheim. The contract purchase price for Simon Hegele Logistics is €60.2 million (approximately $83.7 million assuming an exchange rate of $1.39 per EUR as of the date the contract was signed). The acquisition includes a 240,000 square foot expansion that is currently under construction and expected to be completed by November 2014. The expansion space is also leased to Simon Hegele Forchheim.

*****

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as amended. Such statements include statements concerning future financial performance and distributions, future debt and financing levels, acquisitions and investment objectives, payments to Hines Global REIT Advisors Limited Partnership (the “Advisor”), and its affiliates and other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto as well as all other statements that are not historical statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines Global REIT Properties, LP (the “Operating Partnership”) were formed in December 2008 and January 2009, respectively, to invest in a diversified portfolio of quality commercial real estate properties and related investments in the United States and internationally. On August 5, 2009, we commenced our initial public offering of common stock for sale to the public (the “Initial Offering”) which expired on February 1, 2013. We commenced a follow-on offering effective February 4, 2013, through which we offered up to $3.5 billion in shares of common stock (the “Second Offering”), and we ceased offering primary shares pursuant to the Second Offering on April 11, 2014. Collectively, through our public offerings, we received gross offering proceeds of $2.7 billion from the sale of 267.9 million shares from inception through March 31, 2014. We commenced a $500.0 million offering of shares of our common stock under our distribution reinvestment plan on April 24, 2014 (the “DRP Offering”).

Our board of directors established a new offering price of $10.40 per share for primary shares in the Second Offering and an estimated net asset value (“NAV”) per share of $8.90 effective March 4, 2014. These amounts represent an increase from the previous offering price of $10.28 per share and estimated NAV per share of $8.78, which were established in February 2013. The increases in these per share amounts were largely due to a 4.7% increase in the aggregate appraised value of our real estate property investments when such value is compared to (i) the previously determined appraised value of our assets (for assets that were acquired prior to 2013) and (ii) to the cost of our assets that were acquired during 2013.
We are approaching the end of our investing phase and one of our primary investment objectives was to invest in a real estate portfolio that is diversified by asset type, geographic area, lease expirations and tenant industries. We have made significant progress toward this objective. As of March 31, 2014, we owned interests in 40 real estate investments which contain, in the aggregate, 13.5 million square feet of leasable space.

These investments consisted of:

•	Domestic office investments (11 investments)

•	Domestic other investments (10 investments)

•	International office investments (11 investments)

•	International other investments (8 investments)

Our portfolio is comprised of approximately 54% domestic and 46% international investments (based on our pro rata share of the estimated value of each of the investments) and consists of a variety of real estate asset classes. Our current investment types encompass 65% office, 15% retail, 9% mixed-use, 8% industrial and 4% multifamily (based on our pro rata share of the estimated value of each of the investments). We believe that this diversification is directly in-line with our investment strategies of maintaining a well-diversified real estate portfolio and providing additional diversification across currencies.

The following tables provide additional information regarding each of the properties in which we owned an interest as of March 31, 2014.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Office Investments
17600 Gillette	Irvine, California	Office	6/2010; $20.4	13.4%	106,107	100%
Hock Plaza	Durham, North Carolina	Office	9/2010; $97.9	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	Office	11/2010; $185.0	7.4%	698,783	96%
250 Royall	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	95%
9320 Excelsior	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	282,773	100%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	98%
The Campus at Playa Vista	Los Angeles, California	Office	5/2013; $216.6	5.7%	324,955	97%
2300 Main	Irvine, California	Office	8/2013; $39.5	6.4%	132,064	100%
55 M Street	Washington, D.C.	Office	12/2013; $140.9	4.8%	267,339	89%
Total for Domestic Office Investments					3,621,215	97%

Domestic Other Investments
Southpark	Austin, Texas	Industrial	10/2010; $31.2	8.5%	372,125	96%
Komo Plaza (f/k/a Fisher Plaza)	Seattle, Washington	Mixed-Use	12/2011; $160.0	7.9%	293,727	95%
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	380,649	98%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,477	94%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	758,963	88%
The Rim	San Antonio, Texas	Retail	02/2014: $176.3	5.9%	658,964	100%
Total for Domestic Other Investments					2,781,905	95%

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
International Office Investments
Stonecutter Court	London, England	Office	3/2011; $145.6	6.8%	152,808	100%
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	86,694	100%
144 Montague	Brisbane, Australia	Office	4/2012; $91.3	8.7%	164,839	100%
100 Brookes St.	Brisbane, Australia	Office	7/2012; $67.6	10.5%	105,637	100%
Mercedes Benz Bank	Stuttgart, Germany	Office	2/2013; $70.2	8.8%	255,926	100%
465 Victoria	Sydney, Australia	Office	2/2013; $90.8	8.0%	171,652	98%
One West Ferry Circus	London, England	Office	2/2013; $124.6	7.4%	218,900	97%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,185	99%
825 Ann	Brisbane, Australia	Office	4/2013; $128.2	8.0%	206,505	100%
Perspective Défense	Paris, France	Office	6/2013; $165.8	8.5%	289,667	100%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	455,687	100%
Total for International Office Properties					2,592,500	99%

International Other Investments
Brindleyplace Project	Birmingham, England	Mixed-Use	7/2010; $282.5	7.0%	567,691	90%
FM Logistic	Moscow, Russia	Industrial	4/2011; $70.8	11.2%	748,578	100%
Poland Logistics Portfolio	Poland (4)	Industrial	03/2012 & 10/2012; $157.2	8.1%	2,269,001	82%
Fiege Mega Centre	Erfurt, Germany	Industrial	10/2013; $53.6	7.7%	952,530	100%
Total for International Other Investments					4,537,800	90%
Total for All Investments					13,533,420	95%	(5)

(1)
Represents the percentage leased based on the effective ownership of the Operating Partnership in the properties listed. On March 31, 2014, the Company owned a 99.99% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. We own a 60% interest in the Brindleyplace Project through our investment in the Brindleyplace JV. See Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions for additional information concerning the Brindleyplace Project and the Brindleyplace JV.

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

(4)	The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(5)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is also 95%.

Discussed below are additional details related to our investments in multi-family projects and investments in real estate-related debt, each of which are included in our domestic other investments segment. All other investments are operating real estate investments.

•
WaterWall Place JV — 93% interest in a joint venture that was formed to invest in a multi-family development project in Houston, Texas. The estimated total cost of the project is expected to be $65.0 million and the project will consist of 322 units upon completion. An affiliate of Hines owns the remaining 7% interest in this joint venture. As of March 31, 2014, 135 units have been delivered and 126 leases have been executed. Construction began in July 2012 and is expected to be completed by June 2014, although there can be no assurances as to when construction will be completed.

•
@1377 — 51.7% ownership interest in a $33.4 million multi-family development project in Atlanta, Georgia that was completed in March 2014. The project consists of 215 units and the project was 62% leased as of March 31, 2014.

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

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. We have committed to investing up to $49.4 million into the Flagship JV. The joint venture has eight loans receivable, totaling $38.9 million, outstanding as of March 31, 2014. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2013 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to our policies during 2014.

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

Our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid to stockholders. Therefore some or all of our distributions may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor, and cash resulting from a waiver or deferral of fees. In April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that our modified funds from operations (“MFFO”) for a particular quarter, as disclosed in each of our quarterly reports, amounted to less than 100% of the aggregate distributions declared for such quarter. As a result of the fee waiver in 2013, the Advisor waived $3.6 million of asset management fees payable to it during the three months ended March 31, 2013 and a total of $12.2 million through the expiration of the waiver on December 31, 2013.

In December 2013, the Advisor agreed to waive asset management fees otherwise payable to it for the year ended December 31, 2014 to the extent that the Company’s MFFO for the year ended December 31, 2014, as disclosed in its Annual Report on Form 10-K for such year, amounted to less than 100% of the aggregate distributions declared to its stockholders for the year ended December 31, 2014. The Advisor did not waive any asset management fees owed to it during the three months ended March 31, 2014. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances from our Advisor and cash resulting from a waiver or deferral fees.

We believe that the proper use of leverage can enhance returns on real estate investments. We expect that once we have fully invested the proceeds of our offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. As of March 31, 2014, our portfolio was 48% leveraged, based on the values of our real estate investments. At that time, we had $2.3 billion of principal outstanding under our various loan agreements with a weighted average interest rate of 3.3%, including the effects of related interest rate swaps.

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

Net cash provided by operating activities for the three months ended March 31, 2014 was $19.3 million compared to $0.6 million for the three months ended March 31, 2013. The increase in cash provided by operating activities is primarily due to our acquisition of additional properties during 2013.

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to payments made for the acquisition of our real estate investments and activities related to our loans receivable. Net cash used in investing activities decreased $141.9 million for the three months ended March 31, 2014 compared to the same period in 2013. The factors that contributed to the change between the two periods are summarized below.

2014

•We had cash outflows of $545.0 million related to our acquisition of two real estate investments.

•	We paid $1.1 million in capital expenditures at our operating properties and paid $16.2 million in capital expenditures at our multi-family development projects in Houston, Texas and Miami, Florida.

•	We made real estate loans of $2.5 million and received proceeds from the collection of real estate loans receivable of $3.3 million.

•
We had an increase in restricted cash of $4.6 million primarily related to an increase in escrowed tenant improvements at Perspective Defense, escrows required by several of our outstanding mortgage loans and the reserve required to be funded related to the Poland Logistics Portolio’s debt covenant. See Note 6 — Debt Financing for additional information regarding the Poland Logistics Portfolio’s debt covenant.

2013

•	We had cash outflows of $681.8 million related to our acquisition of five real estate investments.

•	We paid $4.3 million in capital expenditures at our operating properties and paid $7.6 million in capital expenditures at our multi-family development projects in Houston, Texas and Miami, Florida.

•	We made real estate loans of $10.2 million.

•	We had an increase in restricted cash of $4.1 million related to escrows required by several of our outstanding mortgage loans and security deposits at New City.

Cash Flows from Financing Activities

Public Offerings

During the three months ended March 31, 2014 and 2013, respectively, we raised proceeds of $339.0 million and $181.5 million from our public offerings, excluding proceeds from the distribution reinvestment plan. In addition, during the three months ended March 31, 2014 and 2013, respectively, we redeemed $8.9 million and $3.2 million in shares of our common stock through our redemption plan.

In addition to the investing activities described above, we use proceeds from our public offerings to make certain payments to the Advisor, Hines Securities, Inc. (the “Dealer Manager”) and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the three months ended March 31, 2014 and 2013, respectively, we made payments of $33.4 million and $19.9 million, for selling commissions, dealer manager fees and issuer costs related to our public offerings. The increase in these payments is primarily related to an increase in the proceeds raised from our public offerings for the three months ended March 31, 2014.

Distributions

We have declared distributions for the months of January 2013 through May 2014 at an amount equal to $0.0017808 per share, per day. Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. Distributions paid to stockholders (including those reinvested in stock) during the three months ended March 31, 2014 and 2013 were $37.5 million and $24.9 million, respectively.

Hines Moorfield UK Venture I S.A.R.L. (the “Brindleyplace JV”) declared distributions related to the operations of the Brindleyplace Project of $0.6 million to Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) for each of the three months ended March 31, 2014 and 2013. The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders (Hines Global REIT Associates Limited Partnership, Moorfield and Flagship Capital GP) as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities (1)
2014
March 31, 2014	$18,336	$21,079	$39,415	$680	$19,326	48%	$20,769	52%
Total	$18,336	$21,079	$39,415	$680	$19,326	48%	$20,769	52%
2013
December 31, 2013	$16,458	$18,660	$35,118	$1,454	$14,713	40%	$21,859	60%
September 30, 2013	14,561	16,079	30,640	638	4,234	14%	27,044	86%
June 30, 2013	13,265	14,551	27,816	685	20,934	73%	7,567	27%
March 31, 2013	12,418	13,772	26,190	554	643	2%	26,101	98%
Total	$56,702	$63,062	$119,764	$3,331	$40,524	33%	$82,571	67%

(1)	Cash flows from financing activities includes proceeds from our public offerings, equity capital contributions from noncontrolling interests and proceeds from debt financings.

Our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid to stockholders. We funded 52% of total distributions for the three months ended March 31, 2014 and 98% of total distributions for the three months ended March 31, 2013, respectively, with cash flows from financing activities, which include proceeds from our public offerings, equity capital contributions from noncontrolling interests and proceeds from our debt financings. Also, during the three months ended March 31, 2014 and 2013, respectively, we paid $18.7 million and $21.5 million in acquisition fees and expenses. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital. See “— Results of Operations — Funds from Operations and Modified Funds from Operations” for additional information regarding our fund performance.

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association to provide funding for near-term investment or working capital needs. During the three months ended March 31, 2014, we entered into $204.2 million of mortgage financing with a weighted average interest rate of 3.5%, related to our acquisitions. Additionally, two of our multi-family development projects borrowed $16.5 million to fund construction costs and the Flagship JV borrowed $3.1 million under its revolving credit facility related to the funding of its loans receivable during the period.

During the three months ended March 31, 2014, we also borrowed approximately $294.7 million and made payments of $214.0 million under the Revolving Credit Facility and made payments of $2.3 million for financing costs related to our loans outstanding.

During the three months ended March 31, 2013, we entered into $207.0 million of mortgage financing with a weighted average interest rate of 3.30%, related to the acquisition of five operating properties with an aggregate net purchase price of $646.2 million. Additionally, two of our multi-family development projects borrowed $7.7 million to fund construction costs. During this time, we also borrowed $450.7 million and made payments of $72.9 million under two bridge loans and our previous revolving credit facility. Additionally, during the three months ended March 31, 2013, we made payments of $2.1 million for financing costs related to our loans and $0.8 million related to our interest rate caps.

In April 2014, we entered into an amendment to the Revolving Credit Facility resulting in the following changes:

•
an increase of the term loan commitment (the “Term Loan Commitment”) from $200.0 million to $378.0 million. The additional $178.0 million must be borrowed by June 24, 2014 or it will be forfeited and no longer available for us to borrow;

•	an increase of the foreign currency commitments under the revolving loan commitment (the “Revolving Loan Commitment”) from $212.5 million to $400.0 million; and

•
the removal of the $750.0 million maximum under the Revolving Loan Commitment and the $250.0 million maximum under the Term Loan Commitment. As a result of this amendment, we may request increases in each commitment so long as the aggregate commitments do not exceed $1.0 billion.

Results of Operations

Same-store Analysis

We owned 40 real estate investments that were 95% leased as of March 31, 2014, compared to 30 real estate investments that were 97% leased as of March 31, 2013. The following table presents the property-level revenues in excess of expenses for the three months ended March 31, 2014, as compared to the same period in 2013, by reportable segment. Same-store properties for the three months ended March 31, 2014 include 21 properties owned as of January 1, 2013 that were 93% leased as of March 31, 2014 compared to 97% leased as of March 31, 2013. Further, the results below also reflect the Flagship JV and two multi-family projects that have not been completed. As we are currently in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties, as indicated by the same-store analysis in the tables below. All amounts are in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2014	2013	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$14,551	$13,173	$1,378	10%
Domestic other investments	7,619	7,426	193	3%
International office investments	8,101	8,349	(248)	(3)%
International other investments	9,957	9,340	617	7%
Total same-store properties	$40,228	$38,288	$1,940	5%
Recent acquisitions	31,558	2,569	28,989	1,128%
Total property revenues in excess of expenses	$71,786	$40,857	$30,929	76%

Other
Depreciation and amortization	$45,393	$24,465	$20,928	86%
Interest expense	$17,498	$10,693	$6,805	64%
Interest income	$141	$90	$51	57%
Income tax provision (benefit)	$1,958	$(408)	$2,366	(580)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

In total, property revenues in excess of expenses of our same-store properties increased by 5% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. See bullet points below describing the significant variances in our property revenues in excess of expenses at our same-store properties:

•	Domestic office investments:

◦
We received an early lease termination payment from a tenant at 17600 Gillette during the three months ended March 31, 2014, which increased property revenues for the property. The previous tenant vacated its space and the space has been re-leased to a new tenant.

•	International other investments:

◦	We experienced an increase in rental revenue at the Brindleyplace Project due to a new tenant that took occupancy in the third quarter of 2013.

◦	We received an early lease termination payment from a tenant at one of our properties in the Poland Logistics Portfolio, which increased property revenues for the property.

◦
We experienced a decrease in rental revenues at one of our properties in the Poland Logistics Portfolio resulting from vacant space. As of March 31, 2014, the Poland Logistics Portfolio was 82% leased compared to 95% leased as of March 31, 2013.

Recent acquisitions are responsible for the increases in depreciation and amortization, interest expense, interest income and income tax provision identified in the table above.

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

The table below summarizes the activity related to our derivatives for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Gain (loss) on interest rate contracts	$(1,143)	$694
Unrealized gain (loss) on foreign currency forward contracts	(378)	(673)
Gain (loss) on settlement of foreign currency forward contracts	557	—
Gain (loss) on derivative instruments	$(964)	$21

Other Expenses

The tables below provide detail relating to our asset management and acquisition fees, acquisition-related expenses, and general and administrative expenses for the three months ended March 31, 2014 and 2013.  All amounts in thousands, except percentages:

	Three Months Ended March 31,		Change
	2014	2013	$	%
Acquisition fee	$12,372	$14,570	$(2,198)	(15)%
Asset management fee	$8,188	$1,527	$6,661	436%
Asset management and acquisition fees	$20,560	$16,097	$4,463	28%

Acquisition-related expenses	$17,536	$16,473	$1,063	6%
General and administrative expenses	$1,530	$1,088	$442	41%

The changes identified in the table above are primarily due to the following:

•
We pay our Advisor acquisition fees equal to 2.25% of the net purchase price of our real estate investments. The decrease in acquisition fees identified above is a result of a decrease in our acquisition activity. For the three months ended March 31, 2014, we acquired two real estate investments with an aggregate net purchase price of $548.0 million compared to five real estate investments with an aggregate net purchase price of $646.2 million for the three months ended March 31, 2013.

•
We pay monthly asset management fees to our Advisor based on an annual fee of 1.5% of the net equity capital invested in real estate. Asset management fees were higher for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to our acquisition of additional real estate investments beginning in 2013 and the waiver of $3.6 million of asset management fees by the Advisor for the three months ended March 31, 2013. See “— Financial Condition, Liquidity and Capital Resources” for additional information regarding the Advisor’s asset management fee waivers.

•	Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. These costs vary significantly from one acquisition to another.

•
General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. The increase in our general and administrative costs is primarily due to increased transfer agent costs resulting from an increase in the number of stockholders compared to the same period in 2013.

Foreign Currency Gains (Losses)

Foreign currency gains (losses) primarily reflect the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than our functional currencies. During the three months ended March 31, 2014 and 2013, these losses were primarily related to the effect of remeasuring our borrowings denominated in foreign currencies into U.S. dollars and the changes in the related exchange rate between the date of the borrowing and the end of each period.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the three months ended March 31, 2014 and 2013 and the period from inception (December 10, 2008) through March 31, 2014. As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the two periods presented below. We expect revenues and expenses to increase in future periods as we acquire additional investments.

	Three Months Ended March 31,		Period from Inception (December 10, 2008) through March 31, 2014
	2014	2013
Net income (loss)	$(35,442)	$(31,971)	$(245,332)
Depreciation and amortization (1)	45,393	24,465	339,511
Adjustments for noncontrolling interests (2)	(1,633)	(1,197)	(10,912)
Funds from operations	8,318	(8,703)	83,267
Loss (gain) on derivative instruments (3)	964	(21)	3,380
Loss (gain) on foreign currency (4)	2,395	3,788	8,373
Other components of revenues and expenses (5)	(852)	(208)	(9,675)
Acquisition fees and expenses (6)	29,905	31,023	185,696
Adjustments for noncontrolling interests (2)	767	311	(2,630)
Modified Funds From Operations	$41,497	$26,190	$268,411
Basic and Diluted Loss Per Common Share Attributable to Common Stockholders	$(0.15)	$(0.20)	$(2.85)
Funds From Operations Per Common Share	$0.03	$(0.05)	$0.98
Modified Funds From Operations Per Common Share	$0.17	$0.16	$3.16
Weighted Average Shares Outstanding	246,271	163,514	85,038

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

(5)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,		Period from Inception (December 10, 2008) through March 31, 2014
	2014	2013
Straight-line rent adjustment (a)	$(4,871)	$(1,882)	$(31,735)
Amortization of lease incentives (b)	818	319	3,269
Amortization of out-of-market leases (b)	3,093	1,284	16,735
Other	108	71	2,056
	$(852)	$(208)	$(9,675)

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

•	Amortization of deferred financing costs was $1.5 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from our public offerings. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. Our Advisor has not waived any fees payable to it during the three months ended March 31, 2014. During the three months ended March 31, 2013, our Advisor waived $3.6 million in asset management fees. To date, our Advisor has waived $12.2 million in asset management fees. See “— Financial Condition, Liquidity and Capital Resources,” for additional information regarding the Advisor’s asset management fee waivers.

From inception through March 31, 2014, we declared distributions to our stockholders totaling $294.3 million, compared to total aggregate FFO of $83.3 million and cash flows from operating activities of $106.0 million. For the three months ended March 31, 2014, we declared distributions to our stockholders totaling $39.4 million, compared to total aggregate FFO of $8.3 million. For the three months ended March 31, 2013, we declared distributions to our stockholders totaling $26.2 million, compared to total aggregate FFO loss of $8.7 million. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income (loss) and FFO. From inception through March 31, 2014, we incurred acquisition fees and expenses totaling $185.7 million.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. See Note 9 — Related Party Transactions in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information concerning our related-party transactions.

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Simon Hegele Logistics

In April 2014, we entered into a contract to acquire Simon Hegele Logistics, a single-tenant logistics building located in Forchheim, Germany that consists of 370,000 square feet and is 100% leased to Simon Hegele Forchheim. The contract purchase price for Simon Hegele Logistics is €60.2 million (approximately $83.7 million assuming an exchange rate of $1.39 per EUR as of the date the contract was signed). The acquisition includes a 240,000 square foot expansion that is currently under construction and expected to be completed by November 2014. The expansion space is also leased to Simon Hegele Forchheim.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk, foreign currency risk and real estate valuation risk are the primary market risks to which we are exposed.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. One of our interest rate risk management objectives is to limit the impact of interest rate changes on cash flows. To achieve this objective, we may borrow at fixed rates or fix the variable rates of interest on variable interest rate borrowings through the use of interest rate swaps and caps. We have and may continue to enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We are exposed to credit risk of the counterparty to these contracts in the event of non-performance under the terms of the derivative contracts.  In the event of non-performance by the counterparty, if we were not able to replace these contracts, we would be subject to the variability of interest rates on the total amount of debt outstanding under the mortgage.

At March 31, 2014, we had fixed-rate debt of $834.7 million and variable-rate debt of $1.5 billion, after adjusting for the $334.6 million notional amount of our interest rate swap contracts. If interest rates were to increase by 1% and all other variables were held constant, we would incur $14.5 million in additional annual interest expense associated with our variable-rate debt. Additionally, we have notional amounts of approximately $510.4 million in interest rate caps to cap our variable-rate debt. As of March 31, 2014, the variable interest rates did not exceed their capped interest rates.

Foreign Currency Risk

We currently have real estate investments located in countries outside of the U.S. that are subject to the effects of exchange rate movements between the foreign currency of each real estate investment and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Generally, we have entered into mortgage loans denominated in foreign currencies for these investments, which provide natural hedges with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of these foreign currencies, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. The table below identifies the effect that a 10% immediate, unfavorable change in the exchange rates would have on our equity in these international real estate investments and their net income for the most recently completed period, by foreign currency (in thousands)(1):

	Reduction in Book Value as of March 31, 2014	Reduction in Net Income (Loss) for the Three Months Ended March 31, 2014
AUD	$7,122	$93
EUR	$15,673	$550
GBP	$39,559	$2,000

(1)
Our real estate assets in Moscow, Russia were purchased in U.S. dollars and we expect that when we dispose of these assets, the sale transactions will also be denominated in U.S. dollars. Accordingly, we do not expect to have rouble exposure upon disposition.

Additionally, our Revolving Credit Facility allows for borrowings denominated in foreign currencies, which subject us to risks related to the effects of exchange rate movement. As of March 31, 2014, we had £105.8 million and €18.5 million outstanding under our Revolving Credit Facility. Holding everything else constant, a 10% immediate, unfavorable change in the exchange rates between the Euro, the Pound and the U.S. dollar would result in an increase of our principal balance by $20.1 million.

Other Risks

As described elsewhere in this Quarterly Report on Form 10-Q, our Advisor has agreed to waive asset management fees otherwise payable to it for the year ended December 31, 2014 to the extent that our MFFO for the year ended December 31, 2014, as disclosed in our Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to our stockholders for the year ended December 31, 2014. There can be no assurances that the expiration of this waiver at the end of 2014 will not negatively impact the cash available to pay distributions in future periods.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of May 14, 2014, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013. There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

All eligible requests for redemption that were received for the three months ended March 31, 2014 were redeemed and the redemptions were funded with proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
January 1, 2014 to January 31, 2014	238,483	$9.59	238,483	439,278
February 1, 2014 to February 28, 2014	273,678	$9.75	273,678	430,253
March 1, 2014 to March 31, 2014	423,596	$9.42	423,596	244,005
Total	935,757		935,757

(1)
This amount represents the number of shares available for redemption on March 31, 2014. Our share redemption program was first announced at the commencement of our initial public offering in February 2009. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year, and unless our board of directors determines otherwise, redemptions will be further limited to the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder.

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

HINES GLOBAL REIT, INC.

May 14, 2014	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

May 14, 2014	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.		Description
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
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 14, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*		Filed herewith