Form 10-Q
period 2014-06-30
Hines Global REIT, Inc.
filed 2014-08-13
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of August 1, 2014, approximately 268.9 million shares of the registrant’s common stock were outstanding.

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
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$3,191,899	$2,799,850
Investment in unconsolidated entities	3,573	3,573
Cash and cash equivalents	116,984	124,859
Restricted cash	23,133	12,283
Derivative instruments	966	5,294
Tenant and other receivables, net	65,715	48,247
Intangible lease assets, net	894,681	695,724
Deferred leasing costs, net	54,039	43,999
Deferred financing costs, net	16,394	15,874
Real estate loans receivable	37,627	43,237
Other assets	11,890	10,279
Total assets	$4,416,901	$3,803,219
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$89,237	$72,941
Due to affiliates	18,496	16,419
Intangible lease liabilities, net	89,988	68,355
Other liabilities	42,780	33,875
Derivative instruments	8,401	9,817
Distributions payable	17,506	14,143
Notes payable to affiliates	37,970	37,561
Notes payable	2,254,673	1,935,901
Total liabilities	2,559,051	2,189,012

Commitments and contingencies (Note 13)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 268,144 and 229,035 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	268	229
Additional paid-in capital	2,079,371	1,800,936
Accumulated deficit	(253,275)	(206,305)
Accumulated other comprehensive income (loss)	(13,335)	(23,921)
Total stockholders’ equity	1,813,029	1,570,939
Noncontrolling interests	44,821	43,268
Total equity	1,857,850	1,614,207
Total liabilities and equity	$4,416,901	$3,803,219

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2014 and 2013
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$110,402	$69,877	$208,348	$125,781
Other revenue	7,438	5,947	14,616	10,075
Total revenues	117,840	75,824	222,964	135,856
Expenses:
Property operating expenses	21,063	15,302	42,220	27,850
Real property taxes	10,323	6,456	20,205	11,754
Property management fees	2,320	2,199	4,619	3,527
Depreciation and amortization	52,067	32,910	97,461	57,375
Acquisition related expenses	3,787	18,826	21,323	35,299
Asset management and acquisition fees	9,969	17,105	30,529	33,202
General and administrative expenses	1,708	1,457	3,239	2,546
Total expenses	101,237	94,255	219,596	171,553
Income (loss) before other income (expenses) and benefit (provision) for income taxes	16,603	(18,431)	3,368	(35,697)
Other income (expenses):
Gain (loss) on derivative instruments	(1,163)	9,447	(2,127)	9,468
Foreign currency gains (losses)	(3,822)	(8,723)	(5,752)	(13,253)
Interest expense	(20,424)	(14,992)	(37,922)	(25,685)
Interest income	136	179	277	269
Income (loss) before benefit (provision) for income taxes	(8,670)	(32,520)	(42,156)	(64,898)
Benefit (provision) for income taxes	(813)	401	(2,771)	809
Net income (loss)	(9,483)	(32,119)	(44,927)	(64,089)
Net (income) loss attributable to noncontrolling interests	(1,097)	(437)	(2,043)	(958)
Net income (loss) attributable to common stockholders	$(10,580)	$(32,556)	$(46,970)	$(65,047)
Basic and diluted income (loss) per common share	$(0.04)	$(0.19)	$(0.18)	$(0.39)
Distributions declared per common share	$0.16	$0.16	$0.32	$0.32
Weighted average number of common shares outstanding	267,440	171,772	256,914	167,666
Net comprehensive income (loss):
Net income (loss)	$(9,483)	$(32,119)	$(44,927)	$(64,089)
Other comprehensive income (loss):
Foreign currency translation adjustment	15,395	(30,740)	11,502	(43,239)
Net comprehensive income (loss)	5,912	(62,859)	(33,425)	(107,328)
Net comprehensive (income) loss attributable to noncontrolling interests	(1,757)	(476)	(2,959)	684
Net comprehensive income (loss) attributable to common stockholders	$4,155	$(63,335)	$(36,384)	$(106,644)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2014 and 2013
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2014	229,035	$229	$1,800,936	$(206,305)	$(23,921)	$1,570,939	$43,268
Issuance of common shares	40,724	41	416,559	—	—	416,600	—
Contribution from noncontrolling interest	—	—	—	—	—	—	129
Distributions declared	—	—	(82,743)	—	—	(82,743)	(171)
Distributions on Convertible Preferred Equity Certificates (CPEC)	—	—	—	—	—	—	(1,364)
Redemption of common shares	(1,615)	(2)	(16,973)	—	—	(16,975)	—
Selling commissions and dealer manager fees	—	—	(36,355)	—	—	(36,355)	—
Issuer costs	—	—	(2,053)	—	—	(2,053)	—
Net income (loss)	—	—	—	(46,970)	—	(46,970)	2,043
Foreign currency translation adjustment	—	—	—	—	10,586	10,586	916
Balance as of June 30, 2014	268,144	$268	$2,079,371	$(253,275)	$(13,335)	$1,813,029	$44,821

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2013	148,889	$149	$1,189,739	$(117,369)	$(8,612)	$1,063,907	$40,363
Issuance of common shares	28,955	29	290,186	—	—	290,215	—
Contribution from noncontrolling interest	—	—	—	—	—	—	315
Distributions declared	—	—	(54,006)	—	—	(54,006)	(137)
Distributions on CPECs	—	—	—	—	—	—	(1,102)
Redemption of common shares	(877)	(1)	(10,734)	—	—	(10,735)	—
Selling commissions and dealer manager fees	—	—	(25,297)	—	—	(25,297)	—
Issuer costs	—	—	(4,758)	—	—	(4,758)	—
Net income (loss)	—	—	—	(65,047)	—	(65,047)	958
Foreign currency translation adjustment	—	—	—	—	(41,597)	(41,597)	(1,642)
Balance as of June 30, 2013	176,967	$177	$1,385,130	$(182,416)	$(50,209)	$1,152,682	$38,755

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014 and 2013
(UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$(44,927)	$(64,089)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	105,580	63,018
Foreign currency (gains) losses	5,752	13,253
(Gain) loss on derivative instruments	2,127	(9,468)
Changes in assets and liabilities:
Change in other assets	(1,103)	(3,359)
Change in tenant and other receivables	(22,018)	1,000
Change in deferred leasing costs	(12,563)	(11,948)
Change in accounts payable and accrued expenses	11,429	7,846
Change in other liabilities	5,070	2,146
Change in due to affiliates	4,349	23,178
Net cash from operating activities	53,696	21,577
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(594,134)	(1,146,567)
Capital expenditures at operating properties and developments	(32,116)	(25,642)
Deposits on investment property	—	(1,500)
Investments in real estate loans receivable	(7,364)	(11,780)
Proceeds from collection of real estate loans receivable	13,268	6,769
Change in restricted cash	(10,899)	(3,524)
Net cash from investing activities	(631,245)	(1,182,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	378,804	264,238
Contribution from noncontrolling interest	129	315
Redemption of common shares	(15,612)	(8,498)
Payments of issuer costs	(2,371)	(4,440)
Payment of selling commissions and dealer manager fees	(37,011)	(26,636)
Distributions paid to stockholders and noncontrolling interests	(37,762)	(25,162)
Proceeds from notes payable	753,958	1,646,528
Proceeds from related party notes payable	—	5,104
Payments on notes payable	(468,924)	(659,428)
Change in security deposit liability	336	1,445
Deferred financing costs paid	(3,469)	(9,315)
Payments related to interest rate contracts	—	(1,525)
Net cash from financing activities	568,078	1,182,626
Effect of exchange rate changes on cash	1,596	(2,173)
Net change in cash and cash equivalents	(7,875)	19,786
Cash and cash equivalents, beginning of period	124,859	97,398
Cash and cash equivalents, end of period	$116,984	$117,184

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2014 and 2013

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2013 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of June 30, 2014, the results of operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

On August 5, 2009, the Company commenced its initial public offering of common stock for sale to the public which expired on February 1, 2013. The Company commenced a follow-on offering effective February 4, 2013, through which it offered up to $3.5 billion in shares of common stock (the “Second Offering”), and ceased offering primary shares pursuant to the Second Offering on April 11, 2014. Collectively, through its public offerings, the Company received gross offering proceeds of $2.8 billion from the sale of 273.7 million shares from inception through the end of its public offerings. The Company commenced a $500.0 million offering of shares of its common stock under its distribution reinvestment plan on April 24, 2014 (the “DRP Offering”).

The Company owned interests in 41 real estate investments as of June 30, 2014. These investments consisted of:

•	Domestic office investments (11 investments)

•	Domestic other investments (10 investments)

•	International office investments (11 investments)

•	International other investments (9 investments)

Discussed below are additional details related to the Company’s investments in multi-family projects and investments in real estate-related debt, each of which are included in the Company’s domestic other investments segment. All other investments are operating real estate investments.

•
WaterWall Place JV — 93% interest in a multi-family development project in Houston, Texas that was completed in July 2014. An affiliate of Hines owns the remaining 7% interest in this joint venture. The project was 68% leased as of August 1, 2014.

•	@1377 — 51.7% ownership interest in a multi-family development project in Atlanta, Georgia that was completed in March 2014. The project consists of 215 units and was 95% leased as of June 30, 2014.

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

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has seven loans receivable, totaling $33.8 million, outstanding as of June 30, 2014. Flagship Capital GP owns the remaining 3% interest in the joint venture. The Company is not affiliated with Flagship Capital GP. See Note 5 — Real Estate Loans Receivable for additional information regarding these loans receivable.

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

	June 30, 2014	December 31, 2013
Maximum risk of loss (1)	$24,406	$25,278
Assets held by VIEs	$150,672	$126,528
Assets held as collateral for debt	$150,672	$126,528
Liabilities held by VIEs	$119,892	$94,675

(1)	Represents the Company's contributions, net of distributions, made to the consolidated VIEs.

Restrictions on the use of a VIE’s assets are significant because they serve as collateral for such VIE’s debt, and the Company is generally required to obtain its partners’ approval in accordance with the respective joint venture agreements for any major transactions. Transactions with these joint ventures on the Company’s consolidated financial statements primarily relate to contributions for the funding of loans receivable at the Flagship JV. The Company and its partners are subject to the provisions of the joint venture agreements for the VIEs, which include provisions for when additional contributions may be required. During the six months ended June 30, 2014, the Company made capital contributions of $3.9 million, net of received distributions of $4.7 million, in accordance with the Company’s respective joint venture agreements. During the six months ended June 30, 2013, the Company made capital contributions of $9.6 million in accordance with the Company’s respective joint venture agreements. This activity is eliminated in consolidation of the VIEs, but increases, or decreases in the case of distributions received, the Company’s maximum risk of loss.

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

The table below summarizes the Company’s maximum loss exposure related to this investment as of June 30, 2014 and December 31, 2013, which is equal to the carrying value of its investment in the joint venture included in the balance sheet line item “Investment in unconsolidated entities” and the Company’s outstanding loan receivable balance held by the VIE which is included in the balance sheet line item “Real estate loans receivable” in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 (in thousands).

Period	Investment in @1377 Development (1)	Maximum Risk of Loss
June 30, 2014	$3,573	$7,434
December 31, 2013	$3,573	$7,246

(1)	Includes the carrying amount of the investment in @1377, which represents the Company’s contribution made to the VIE.

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

Tenant and Other Receivables

Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $2.0 million and $2.0 million at June 30, 2014 and December 31, 2013, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended June 30, 2014 and 2013, $1.6 million and $1.4 million, respectively, were amortized into interest expense. For the six months ended June 30, 2014 and 2013, $3.1 million and $2.4 million, respectively, were amortized into interest expense.

Other Assets

Other assets included the following (in thousands):

	June 30, 2014	December 31, 2013
Prepaid expenses	$3,077	$2,259
Deferred tax assets	8,063	7,340
Other	750	680
Other assets	$11,890	$10,279

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month or quarter to which they relate. As of June 30, 2014 and December 31, 2013, respectively, the Company recorded liabilities of $34.2 million and $27.2 million related to prepaid rental payments, which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease, including rent holidays, if any. Straight-line rent receivable was $40.2 million and $26.9 million as of June 30, 2014 and December 31, 2013, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

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

In March 2013, FASB issued guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The guidance was effective on a prospective basis for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Buildings and improvements (1)	$2,718,943	$2,371,242
Less: accumulated depreciation	(127,245)	(94,414)
Buildings and improvements, net	2,591,698	2,276,828
Land	600,201	523,022
Investment property, net	$3,191,899	$2,799,850

(1)
Included in buildings and improvements is approximately $93.5 million and $64.0 million of construction-in-progress related to the Company’s multi-family developments in Houston, Texas and Miami, Florida as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$1,029,652	$117,479	$(107,444)
Less: accumulated amortization	(220,612)	(31,838)	17,456
Net	$809,040	$85,641	$(89,988)

As of December 31, 2013, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$772,948	$116,818	$(80,844)
Less: accumulated amortization	(166,109)	(27,933)	12,489
Net	$606,839	$88,885	$(68,355)

Amortization expense of in-place leases was $34.9 million and $21.5 million for the three months ended June 30, 2014 and 2013, respectively. Net amortization of out-of-market leases resulted in a decrease to rental revenue of $0.1 million and $1.2 million for the three months ended June 30, 2014 and 2013, respectively.

Amortization expense of in-place leases was $64.9 million and $37.4 million for the six months ended June 30, 2014 and 2013, respectively. Net amortization of out-of-market leases resulted in a decrease to rental revenue of $3.2 million and $2.5 million for the six months ended June 30, 2014 and 2013, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for the period from July 1, 2014 through December 31, 2014 and for each of the years ending December 31, 2015 through December 31, 2018 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
July 1, 2014 through December 31, 2014	$63,743	$2,402
2015	117,484	5,754
2016	107,094	6,160
2017	81,647	4,596
2018	63,340	711

Leases

The Company has entered into non-cancelable lease agreements with tenants for space. As of June 30, 2014, the approximate fixed future minimum rentals for the period from July 1, 2014 through December 31, 2014, for each of the years ending December 31, 2015 through December 31, 2018 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
July 1, 2014 through December 31, 2014	$165,883
2015	307,037
2016	288,385
2017	280,780
2018	217,254
Thereafter	1,269,606
Total	$2,528,945

Pursuant to the lease agreements with certain tenants in one of its buildings, a wholly-owned subsidiary of the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the period from July 1, 2014 through December 31, 2014, for each of the years ended December 31, 2015 through 2018 and for the period thereafter are $1.5 million, $3.0 million, $2.9 million, $2.5 million, $2.5 million and $5.6 million, respectively.

During the six months ended June 30, 2014 and 2013, the Company did not earn more than 10% of its total rental revenue from any individual tenant.

4. RECENT ACQUISITIONS OF REAL ESTATE

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2014 and 2013 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)	In-place Lease Intangibles (1)	Out-of- Market Lease Intangibles, Net (1)	Total (1)
2014
The Rim	02/13/14	$90,990	$65,890	$41,360	$(21,940)	$176,300
25 Cabot Square	03/28/14	$165,121	$—	$206,640	$(16)	$371,745
Simon Hegele Logistics	06/03/14	$34,663	$8,481	$5,986	$41	$49,171

2013
Mercedes Benz Bank	02/07/13	$47,643	$11,953	$7,093	$3,533	$70,222
One Westferry Circus	02/28/13	$48,874	$—	$74,693	$1,049	$124,616
465 Victoria	02/28/13	$48,788	$26,566	$17,712	$(2,233)	$90,833
Riverside Center	03/27/13	$125,014	$45,888	$30,360	$(4,170)	$197,092
New City	03/28/13	$115,208	$—	$46,117	$2,137	$163,462
825 Ann	04/30/13	$83,802	$20,669	$23,725	$—	$128,196
The Campus at Playa Vista	05/14/13	$125,567	$41,160	$37,320	$12,580	$216,627
Perspective Défense	06/21/13	$109,704	$29,039	$22,038	$5,060	$165,841
The Markets at Town Center	07/23/13	$76,067	$52,130	$19,020	$(12,210)	$135,007
The Avenue	08/12/13	$71,990	$54,940	$47,350	$(11,280)	$163,000
2300 Main	08/29/13	$27,940	$3,570	$7,990	$—	$39,500
Fiege Mega Centre	10/18/13	$36,005	$10,107	$7,481	$—	$53,593
55 M Street	12/09/13	$85,277	$24,810	$34,730	$(3,940)	$140,877

(1)	For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

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

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2014 and 2013 acquisitions, as of the date of the respective acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2014 Acquisitions:
The Rim	16.5	12.9	35.3
25 Cabot Square (1)	11.7	0.5	3.0
Simon Hegele Logistics	13.4	13.4	—

2013 Acquisitions:
Mercedes Benz Bank	5.0	5.0	—
One Westferry Circus (1)	8.4	9.9	13.1
465 Victoria	4.7	5.2	7.3
Riverside Center	6.2	1.0	6.9
New City (1)	4.8	4.3	3.0
825 Ann	9.5	—	—
The Campus at Playa Vista	6.7	8.6	7.1
Perspective Défense	3.8	3.8	3.8
The Markets at Town Center	9.4	0.5	7.0
The Avenue	4.1	6.8	17.2
2300 Main	5.6	—	—
Fiege Mega Centre	10.2	—	—
55 M Street	7.1	7.8	7.3

(1)Excludes the effect of ground leases which significantly increase the weighted average useful life for these intangibles.

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the six months ended June 30, 2014, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 (in thousands):

		For the Three Months Ended	For the Six Months Ended
2014 Acquisitions		June 30, 2014	June 30, 2014
The Rim	Revenue	$4,432	$6,480
	Net income (loss)	$(480)	$(669)
25 Cabot Square	Revenue	$9,439	$9,693
	Net income (loss)	$116	$(18,041)
Simon Hegele Logistics	Revenue	$301	$301
	Net income (loss)	$(3,541)	$(3,541)

The following unaudited consolidated information is presented to give effect to current year acquisitions through June 30, 2014 as if the acquisitions occurred on January 1, 2013. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $4.9 million and $30.4 million for the three months ended June 30, 2014 and 2013, respectively, and $34.8 million and $61.4 million for the six months ended June 30, 2014 and 2013, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2013, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Pro Forma 2014	Pro Forma 2013	Pro Forma 2014	Pro Forma 2013
Revenues	$117,967	$89,809	$234,307	$163,673
Net income (loss)	$(4,639)	$(5,611)	$(11,120)	$(10,735)
Basic and diluted income (loss) per common share	$(0.02)	$(0.03)	$(0.04)	$(0.06)

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the six months ended June 30, 2013, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 (in thousands):

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

The following unaudited consolidated information is presented to give effect to the 2013 acquisitions through June 30, 2013 as if the acquisitions occurred on January 1, 2012. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $30.4 million and $11.7 million for the three months ended June 30, 2013 and 2012, respectively, and $61.4 million and $15.5 million for the six months ended June 30, 2013 and 2012, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2012, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Pro Forma 2013	Pro Forma 2012	Pro Forma 2013	Pro Forma 2012
Revenues	$81,689	$53,187	$164,063	$131,251
Net income (loss)	$(2,417)	$(2,796)	$(8,200)	$(14,435)
Basic and diluted income (loss) per common share	$(0.01)	$(0.02)	$(0.05)	$(0.08)

5. REAL ESTATE LOANS RECEIVABLE

Real estate loans receivable included the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Flagship Capital JV	$33,766	$39,564
@1377	3,861	3,673
Real estate loans receivable	$37,627	$43,237

The table below provides additional detail on the Company’s outstanding real estate loans receivable through the Flagship Capital JV as of June 30, 2014 (in thousands):

Property	Original Funding Date	Maturity Date	Interest Rate	Total Loan Commitment	Balance as of June 30, 2014	Balance as of December 31, 2013
Norchester Village	3/1/2012	5/5/2015	7.75%	$4,961	$—	$4,289
Bay Park Apartments	7/30/2012	7/30/2014	7.80%	3,231	—	3,212
Houston Retail Portfolio	8/2/2012	8/2/2015	7.60%	11,804	11,284	11,363
Motor Circle	12/28/2012	12/28/2014	8.00%	3,175	2,975	2,412
Deer Creek	2/7/2013	2/7/2015	8.00%	5,450	—	5,287
Casa Blanca	2/7/2013	2/7/2015	8.00%	5,742	5,419	5,350
Falls of Kirkwood	10/18/2013	10/12/2015	8.00%	3,800	3,725	3,641
Falls of Town Park Apartments	12/30/2013	12/30/2015	7.75%	5,327	4,909	4,364
Precinct Villages	3/18/2014	3/17/2016	8.50%	2,595	1,811	—
Manor Palms	6/26/2014	12/25/2015	7.00%	4,109	3,959	—
			7.74%	$50,194	$34,082	$39,918
Less: Origination fees					(316)	(354)
					$33,766	$39,564

6. DEBT FINANCING

As of June 30, 2014 and December 31, 2013, the Company had approximately $2.3 billion and $2.0 billion of debt outstanding, respectively, with a weighted average years to maturity of 3.1 years and 3.2 years, respectively, and a weighted average interest rate of 3.3% and 3.3%, respectively. The following table describes the Company’s debt outstanding at June 30, 2014 and December 31, 2013 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date	Interest Rate Description	Interest Rate as of June 30, 2014		Principal Outstanding at June 30, 2014	Principal Outstanding at December 31, 2013
Secured Mortgage Debt
Brindleyplace Project	7/1/2010	7/7/2015	75% fixed via swap / 25% variable	3.46%	(1)	$206,145	$199,608
Hock Plaza	9/8/2010	12/6/2015	Fixed	5.58%		76,251	76,839
Southpark	10/19/2010	12/6/2016	Fixed	5.67%		18,000	18,000
Fifty South Sixth	11/4/2010	11/4/2015	Fixed via swap	3.62%		95,000	95,000
Stonecutter Court	3/11/2011	3/11/2016	Fixed via swap	4.79%		90,120	88,296
Gogolevsky 11	8/25/2011	4/7/2021	Variable	6.48%		35,800	36,500
Campus at Marlborough	10/28/2011	12/1/2014	Fixed	5.21%		54,025	54,596
Flagship Capital JV	3/8/2012	3/8/2017	Variable, subject to floor of 4.5%	4.50%		4,834	11,047
144 Montague	4/16/2012	4/16/2017	Variable, subject to interest rate cap	5.34%		53,010	49,937
100 Brookes	7/13/2012	7/31/2017	Variable, subject to interest rate cap	5.41%		40,714	38,354
Poland Logistics Portfolio (2)	8/2/2012	6/30/2017	Variable, subject to interest rate cap	3.14%		87,176	88,812
Minneapolis Retail Center	8/2/2012	8/10/2019	Fixed	3.50%		65,500	65,500
825 Ann	11/16/2012	4/30/2016	Variable, subject to interest rate cap	4.73%		76,326	71,901
Mercedes Benz Bank	2/7/2013	12/31/2019	Variable, subject to interest rate cap	1.81%		46,651	47,304
465 Victoria	2/28/2013	2/28/2016	Variable, subject to interest rate cap	4.81%		50,116	47,211
New City	3/28/2013	3/28/2018	Variable, subject to interest rate cap	3.11%		109,191	111,532
One Westferry Circus	5/9/2013	5/5/2020	Fixed	3.30%		81,734	79,142
The Campus at Playa Vista	5/14/2013	6/1/2016	Variable	1.66%		115,000	115,000
Perspective Défense	6/21/2013	7/25/2019	Variable, subject to interest rate cap	2.83%		95,515	96,362
Fiege Mega Centre	10/18/2013	10/18/2018	Variable, subject to interest rate cap	2.01%		32,053	32,542
55 M Street	12/9/2013	12/9/2017	Variable	1.61%		72,000	72,000
25 Cabot Square	3/26/2014	3/26/2020	Fixed	3.50%		210,722	—
Simon Hegele Logistics	4/28/2014	6/15/2019	Fixed	1.90%		29,454	—
Other Notes Payable
JPMorgan Chase Revolving Credit Facility - Revolving Loan	4/13/2012	5/22/2016	Variable	1.99%	(1)	65,935	204,467
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	5/22/2017	Variable	1.93%		378,000	200,000
WaterWall Place Construction Loan	6/29/2012	6/29/2016	Variable, subject to interest rate cap	2.41%	(1)	40,196	30,107
Ponce & Bird JV Construction Loan	5/10/2013	5/10/2017	Variable	2.40%	(1)	25,703	6,557
Total Principal Outstanding						$2,255,171	$1,936,614
Unamortized Discount						(498)	(713)
Notes Payable						$2,254,673	$1,935,901
Notes Payable to Affiliates
WaterWall Place Construction Loan	12/15/2011	12/14/2014	Variable	2.15%		20,562	20,341
Ponce & Bird Construction Loan	7/13/2012	7/13/2015	Variable	2.15%		17,408	17,220
Total Notes Payable to Affiliates						$37,970	$37,561
						$2,292,643	$1,973,462

(1)	Represents the weighted average interest rate as of June 30, 2014.

(2)	See the discussion below under the heading “Financial Covenants” for additional information regarding the Company’s debt covenant on its loan secured by the Poland Logistics Portfolio.

As of June 30, 2014 and December 31, 2013, the fixed-rate debt included $339.7 million and $333.0 million, respectively, of variable-rate debt economically fixed through the use of interest rate swaps. The variable-rate debt has variable interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 1.00% to 6.25% per annum. Additionally, as of June 30, 2014, $515.9 million of the Company’s variable-rate debt was capped at strike rates ranging from 1.0% to 5.3%. See Note 7 — Derivative Instruments for more information regarding the Company’s interest rate contracts.

JPMorgan Chase Revolving Credit Agreement

For the period from January 2014 through June 2014, the Company made draws of approximately $488.4 million and payments of $453.9 million under its revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association, and incurred a loss of $5.0 million through June 30, 2014 related to its borrowings on its loans denominated in a foreign currency. From July 1, 2014 through August 13, 2014, the Company had borrowings of $30.0 million under the Revolving Credit Facility resulting in an outstanding principal balance of $473.1 million, including the effect of changes in exchange rates as of August 13, 2014.

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

The loan agreement for the loan secured by the Poland Logistics Portfolio requires that an occupancy level of at least 80% be maintained across the portfolio. In the fourth quarter of 2013, the Poland Logistics Portfolio did not meet this required occupancy level and was required to set up a reserve consisting of any excess net operating income (defined by the loan agreement as the amount equal to the total income of the portfolio less value-add taxes and payments on account service charges), which may be used towards repayment of the loan if the required occupancy has not been met for more than six months. The reserve will be discharged when the covenant has been met for two consecutive quarters. The Poland Logistics Portfolio did not meet the required occupancy as of June 30, 2014. The Company is not aware of any additional instances of noncompliance with financial covenants on any of its loans as of June 30, 2014.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from July 1, 2014 through December 31, 2014, for each of the years ending December 31, 2015 through December 31, 2018 and for the period thereafter (in thousands):

	Payments due by Year
	July 1, 2014 through December 31, 2014	2015	2016	2017	2018	Thereafter
Principal payments	$79,981	$404,066	$460,435	$661,382	$132,537	$554,740

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

The table below provides additional information regarding the Company’s interest rate contracts (in thousands, except percentages).

Type	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Interest rate swaps	July 7, 2010	July 7, 2015	$154,605	LIBOR	2.29%
Interest rate swap	November 4, 2010	November 4, 2015	$95,000	LIBOR	1.37%
Interest rate swap	March 11, 2011	March 11, 2016	$90,118	LIBOR	2.71%
Interest rate cap	April 16, 2012	April 16, 2017	$39,759	BBSW	5.25%
Interest rate cap	August 2, 2012	June 30, 2017	$65,160	EURIBOR	2.00%
Interest rate cap	August 13, 2012	August 13, 2015	$20,357	BBSY	4.00%
Interest rate cap	October 9, 2012	June 30, 2017	$13,553	EURIBOR	2.00%
Interest rate cap	January 7, 2013	June 29, 2016	$43,202	LIBOR	1.00%
Interest rate cap	March 11, 2013	March 31, 2018	$46,652	EURIBOR	1.50%
Interest rate cap	March 20, 2013	February 29, 2016	$25,997	BBSW	4.33%
Interest rate cap	July 30, 2013	April 30, 2016	$57,246	BBSW	4.50%
Interest rate caps	April 11, 2013 May 6, 2013	March 16, 2018	$76,434	EURIBOR	2.50%
Interest rate cap	July 25, 2013	July 25, 2019	$95,516	EURIBOR	1.70%	(2)
Interest rate cap	October 18, 2013	October 18, 2018	$32,053	EURIBOR	2.00%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on June 30, 2014.

(2)	Beginning in July 2016, the strike rate of this interest rate cap will increase to 2.00% for the remaining term of the interest rate cap.

The table below provides additional information regarding the Company’s foreign currency forward contracts that are outstanding as of June 30, 2014 (in thousands).

Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
June 26, 2014	June 26, 2015	£105,800	USD/GBP	$1.69

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated condensed balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Assets—Derivative instruments” and “Liabilities—Derivative instruments” on the Company’s condensed consolidated balance sheets, as of June 30, 2014 and December 31, 2013 (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$(7,026)	$(9,329)
Interest rate caps	966	4,428	—	—
Foreign currency forward contracts	—	866	(1,375)	(488)
Total derivatives	$966	$5,294	$(8,401)	$(9,817)

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Gain (Loss) Recorded on Derivative Instruments
	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Derivatives not designated as hedging instruments:
Interest rate swaps	$1,604	$2,739	$2,512	$3,492
Interest rate caps	(1,392)	572	(3,443)	513
Foreign currency forward contracts	(1,375)	6,136	(1,196)	5,463
Total gain (loss) on derivatives	$(1,163)	$9,447	$(2,127)	$9,468

8.  DISTRIBUTIONS

The Company has declared distributions for the months of January 2013 through August 2014 at an amount equal to $0.0017808 per share, per day. Hines Moorfield UK Venture I S.A.R.L. (the “Brindleyplace JV”) declared distributions in the amount of $1.4 million and $1.1 million to Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) for the six months ended June 30, 2014 and 2013, respectively, related to the operations of several properties acquired by the Brindleyplace JV located in Birmingham, England (the “Brindleyplace Project”).

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

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2014
June 30, 2014	$20,117	$23,211	$43,328	$855
March 31, 2014	18,336	21,079	39,415	680
Total	$38,453	$44,290	$82,743	$1,535
2013
December 31, 2013	$16,458	$18,660	$35,118	$1,454
September 30, 2013	14,561	16,079	30,640	638
June 30, 2013	13,265	14,551	27,816	685
March 31, 2013	12,418	13,772	26,190	554
Total	$56,702	$63,062	$119,764	$3,331

9.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended June 30,		Six Months Ended June 30,		Unpaid as of
Type and Recipient	2014	2013	2014	2013	June 30, 2014	December 31, 2013
Selling Commissions- Dealer Manager	$2,511	$6,268	$27,021	$18,736	$—	$658
Dealer Manager Fee- Dealer Manager	862	2,130	9,334	6,561	—	(5)
Issuer Costs- the Advisor	673	2,835	2,053	4,758	164	482
Acquisition Fee- the Advisor and affiliates of Hines	1,104	11,565	13,476	26,135	2,835	—
Asset Management Fee- the Advisor and affiliates of Hines	8,865	5,540	17,053	7,067	8,949	7,241
Other (1) - the Advisor	1,516	980	2,573	1,833	774	1,166
Property Management Fee- Hines	1,623	1,070	3,281	2,090	98	(144)
Development/Construction Management Fee- Hines (2)	651	814	1,819	1,448	39	83
Leasing Fee- Hines	133	196	1,439	690	1,388	1,735
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	2,425	1,684	4,965	3,230	4,249	5,203
Due to Affiliates					$18,496	$16,419

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

@1377 Development

In June 2012, the Company entered into a mezzanine loan commitment of $3.2 million (plus any accrued interest) to provide construction financing to the @1377 development, which was completed in March 2014. As of June 30, 2014 and December 31, 2013, $3.9 million and $3.7 million were outstanding under the mezzanine loan, respectively. See Note 1 — Organization for additional information concerning the @1377 development.

Other Affiliate Transactions

In April 2012, the Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that the Company’s modified funds from operations (“MFFO”), as disclosed in each quarterly report, for a particular quarter amounted to less than 100% of the aggregate distributions declared to its stockholders for such quarter. As a result of the fee waiver in 2013, the Advisor waived $3.6 million of asset management fees payable to it during the three months ended March 31, 2013. However, because MFFO exceeded distributions declared to the Company’s stockholders during the three months ended June 30, September 30, and December 31, 2013 no asset management fees were waived during those periods. The Advisor waived a total of $12.2 million through the expiration of the waiver on December 31, 2013.

In December 2013, the Advisor agreed to waive asset management fees otherwise payable to it for the year ended December 31, 2014 to the extent that the Company’s MFFO for the year ended December 31, 2014, as disclosed in its Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to its stockholders for the year ended December 31, 2014. The Advisor did not waive any asset management fees owed to it during the six months ended June 30, 2014.

As a result of the waiver of these fees, if any, cash flows from operations that would have been paid to the Advisor for asset management fees may be available to pay distributions to stockholders. The fee waivers described above are not deferrals and accordingly, any fees that are waived will not be paid to the Advisor in cash at any time in the future.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Eurohypo, PB Capital Corporation, Landesbank Baden-Württemberg, Commonwealth Bank of Australia, Bank of Western Australia, Deutsche Pfandbriefbank AG, Crédit Agricole, and SMBC Capital Markets, Inc. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

The following table sets forth the Company’s derivatives which are measured at fair value on a recurring basis, by level within the fair value hierarchy as of June 30, 2014 and December 31, 2013 (all amounts are in thousands):

		Basis of Fair Value Measurements
Period	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Interest rate swaps	$(7,026)	$—	$(7,026)	$—
Interest rate caps	$966	$—	$966	$—
Foreign currency forwards - Assets	$—	$—	$—	$—
Foreign currency forwards - Liabilities	$(1,375)	$—	$(1,375)	$—
December 31, 2013
Interest rate swaps	$(9,329)	$—	$(9,329)	$—
Interest rate caps	$4,428	$—	$4,428	$—
Foreign currency forwards - Assets	$866	$—	$866	$—
Foreign currency forwards - Liabilities	$(488)	$—	$(488)	$—

Other Items

Financial Instruments Fair Value Disclosures

As of June 30, 2014, the Company estimated that the fair value of its notes payable, which had a book value of $2.3 billion, was $2.3 billion. As of December 31, 2013, the Company estimated that the fair value of its notes payable, which had a book value of $2.0 billion, was $2.0 billion. Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of June 30, 2014, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

As of June 30, 2014, the Company estimated that the book values of its real estate loans receivable approximate their fair values. Although the Company has determined the majority of the inputs used to value its real estate notes receivable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of real estate notes receivable utilize Level 3 inputs. However, as of June 30, 2014, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of real estate notes receivable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Financial Instruments Measured on a Nonrecurring Basis

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  As of June 30, 2014, there were no events that have occurred which indicated that fair value adjustments of the Company’s long-lived assets were necessary.

11. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company's investments that are not office properties in “other” based on the geographic location of the investment, due to the Company's ownership of interests in various different types of investments that do not stand alone as their own reportable segment. The Company’s reporting segments consist of the following, based on the Company’s investments as of June 30, 2014:

•	Domestic office investments (11 investments)

•	Domestic other investments (10 investments)

•	International office investments (11 investments)

•	International other investments (9 investments)

The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts other than percentages are in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total Revenue
Domestic office investments	$35,538	$27,966	$72,943	$49,084
Domestic other investments	26,970	12,589	49,985	24,924
International office investments	32,653	22,491	53,818	35,229
International other investments	22,679	12,778	46,218	26,619
Total Revenue	$117,840	$75,824	$222,964	$135,856

For the three and six months ended June 30, 2014 and 2013 the Company’s total revenue was attributable to the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total Revenue
United States	53%	54%	54%	55%
United Kingdom	21%	16%	18%	16%
Australia	8%	11%	8%	10%
Poland	7%	10%	8%	10%
Russia	5%	7%	5%	7%
France	3%	—%	4%	—%
Germany	3%	2%	3%	2%

For the three and six months ended June 30, 2014 and 2013, the Company’s property revenues in excess of expenses by segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Property revenues in excess of expenses (1)
Domestic office investments	$22,557	$18,227	$46,490	$31,619
Domestic other investments	18,241	7,760	32,512	15,186
International office investments	33,421	18,057	57,043	28,755
International other investments	9,915	7,823	19,875	17,165
Property revenues in excess of expenses	$84,134	$51,867	$155,920	$92,725

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of June 30, 2014 and December 31, 2013, the Company’s total assets by segment was as follows (in thousands):

	June 30, 2014	December 31, 2013
Total Assets
Domestic office investments	$1,249,591	$1,273,779
Domestic other investments	1,001,362	789,204
International office investments	1,606,967	1,176,394
International other investments	527,132	515,788
Corporate-level accounts	31,849	48,054
Total Assets	$4,416,901	$3,803,219

As of June 30, 2014 and December 31, 2013, the Company’s total assets were attributable to the following countries:

	June 30, 2014	December 31, 2013
Total Assets
United States	51%	55%
United Kingdom	22%	15%
Australia	8%	9%
Poland	8%	9%
Russia	3%	4%
France	4%	5%
Germany	4%	3%

For the three and six months ended June 30, 2014 and 2013 the Company’s reconciliation to the Company’s net loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$84,134	$51,867	$155,920	$92,725
Depreciation and amortization	(52,067)	(32,910)	(97,461)	(57,375)
Acquisition related expenses	(3,787)	(18,826)	(21,323)	(35,299)
Asset management and acquisition fees	(9,969)	(17,105)	(30,529)	(33,202)
General and administrative expenses	(1,708)	(1,457)	(3,239)	(2,546)
Gain (loss) on derivatives	(1,163)	9,447	(2,127)	9,468
Foreign currency gains (losses)	(3,822)	(8,723)	(5,752)	(13,253)
Interest expense	(20,424)	(14,992)	(37,922)	(25,685)
Interest income	136	179	277	269
Benefit (provision) for income taxes	(813)	401	(2,771)	809
Net income (loss)	$(9,483)	$(32,119)	$(44,927)	$(64,089)

12. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$29,497	$22,623
Cash paid for taxes	$2,976	$2,664
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$17,506	$11,212
Distributions reinvested	$43,238	$27,585
Non-cash net liabilities acquired	$2,524	$3,947
Accrued capital additions	$7,891	$4,740

13. COMMITMENTS AND CONTINGENCIES

In November 2013, Dorsey & Whitney LLP signed a lease renewal for its space in 50 South Sixth located in Minneapolis, Minnesota. In connection with this renewal, the Company committed to fund $20.8 million of tenant improvements and leasing commissions related to its space, to be paid in future periods. As of June 30, 2014, $13.3 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

—
Our distributions have been paid using cash flows from financing activities, including proceeds from our public offerings, proceeds from debt financings and cash from the waiver of fees, and some or all of the distributions we pay in the future may be paid from similar sources or sources such as cash advances by our Advisor or cash resulting from a deferral or waiver of fees. When we pay distributions from certain sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced;

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines Global REIT Properties, LP (the “Operating Partnership”) were formed in December 2008 and January 2009, respectively, to invest in a diversified portfolio of quality commercial real estate properties and related investments in the United States and internationally. On August 5, 2009, we commenced our initial public offering of common stock for sale to the public (the “Initial Offering”) which expired on February 1, 2013. We commenced a follow-on offering effective February 4, 2013, through which we offered up to $3.5 billion in shares of common stock (the “Second Offering”), and we ceased offering primary shares pursuant to the Second Offering on April 11, 2014. Collectively, we received gross offering proceeds of $2.8 billion from the sale of 273.7 million shares through our Initial Offering and our Second Offering. We commenced a $500.0 million offering of shares of our common stock under our distribution reinvestment plan on April 24, 2014 (the “DRP Offering”).

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
We are approaching the end of our investing phase and one of our primary investment objectives was to invest in a real estate portfolio that is diversified by asset type, geographic area, lease expirations and tenant industries. We have made significant progress toward this objective. As of June 30, 2014, we owned interests in 41 real estate investments which contain, in the aggregate, 14.2 million square feet of leasable space.

These investments consisted of:

•	Domestic office investments (11 investments)

•	Domestic other investments (10 investments)

•	International office investments (11 investments)

•	International other investments (9 investments)

Our portfolio is comprised of approximately 54% domestic and 46% international investments (based on our pro rata share of the estimated value of each of the investments) and consists of a variety of real estate asset classes. Our current investment types encompass approximately 65% office, 14% retail, 9% mixed-use, 9% industrial and 3% multi-family (based on our pro rata share of the estimated value of each of the investments). We believe that this diversification is directly in-line with our investment strategies of maintaining a well-diversified real estate portfolio and providing additional diversification across currencies.

The following tables provide additional information regarding each of the properties in which we owned an interest as of June 30, 2014.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Office Investments
17600 Gillette	Irvine, California	Office	6/2010; $20.4	13.4%	106,107	100%
Hock Plaza	Durham, North Carolina	Office	9/2010; $97.9	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	Office	11/2010; $185.0	7.4%	698,783	97%
250 Royall	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	95%
9320 Excelsior	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	282,773	100%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	97%
The Campus at Playa Vista	Los Angeles, California	Office	5/2013; $216.6	5.7%	324,955	97%
2300 Main	Irvine, California	Office	8/2013; $39.5	6.4%	132,064	100%
55 M Street	Washington, D.C.	Office	12/2013; $140.9	4.8%	267,339	89%
Total for Domestic Office Investments					3,621,215	97%

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)		Leasable Square Feet	Percent Leased (1)
Domestic Other Investments
Southpark	Austin, Texas	Industrial	10/2010; $31.2	8.5%		372,125	100%
Komo Plaza (f/k/a Fisher Plaza)	Seattle, Washington	Mixed-Use	12/2011; $160.0	7.9%		293,727	95%
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%		380,313	98%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%		317,477	85%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%		762,762	88%
The Rim	San Antonio, Texas	Retail	02/2014: $176.3	5.9%		658,964	100%
@1377	Atlanta, Georgia	Multi-family	03/2014: $31.9	5.0%	(6)	186,035	95%
Total for Domestic Other Investments						2,971,403	94%

International Office Investments
Stonecutter Court	London, England	Office	3/2011; $145.6	6.8%		152,808	100%
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%		86,692	100%
144 Montague	Brisbane, Australia	Office	4/2012; $91.3	8.7%		164,839	100%
100 Brookes St.	Brisbane, Australia	Office	7/2012; $67.6	10.5%		105,637	100%
Mercedes Benz Bank	Stuttgart, Germany	Office	2/2013; $70.2	8.8%		255,926	100%
465 Victoria	Sydney, Australia	Office	2/2013; $90.8	8.0%		171,652	98%
One Westferry Circus	London, England	Office	2/2013; $124.6	7.4%		218,900	97%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%		484,182	99%
825 Ann	Brisbane, Australia	Office	4/2013; $128.2	8.0%		206,505	100%
Perspective Défense	Paris, France	Office	6/2013; $165.8	8.5%		289,667	100%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%		455,687	100%
Total for International Office Properties						2,592,495	99%

International Other Investments
Brindleyplace Project	Birmingham, England	Mixed-Use	7/2010; $282.5	7.0%		567,691	95%
FM Logistic	Moscow, Russia	Industrial	4/2011; $70.8	11.2%		748,578	100%
Poland Logistics Portfolio	Poland (4)	Industrial	3/2012 & 10/2012; $157.2	8.1%		2,345,981	86%
Fiege Mega Centre	Erfurt, Germany	Industrial	10/2013; $53.6	7.7%		952,540	100%
Simon Hegele Logistics	Forchheim, Germany	Industrial	6/2014; $49.2	7.1%		371,345	100%
Total for International Other Investments						4,986,135	93%
Total for All Investments						14,171,248	95%	(5)

(1)
Represents the percentage leased based on the effective ownership of the Operating Partnership in the properties listed. On June 30, 2014, the Company owned a 99.99% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. We own a 60% interest in the Brindleyplace Project through our investment in the Brindleyplace JV. See Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions for additional information concerning the Brindleyplace Project and the Brindleyplace JV.

(2)	For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

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

The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of each property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions, with respect to each property, that in-place tenants will continue to perform under their lease agreements during the 12 months following our acquisition of the property.  In addition, with respect to the Brindleyplace Project, Hock Plaza, Southpark, Fifty South Sixth, Komo Plaza, the Poland Logistics Portfolio, the Minneapolis Retail Center, 465 Victoria, One Westferry Circus, Riverside Center, 825 Ann, the Campus at Playa Vista, the Markets at Town Center, the Avenue at Murfreesboro and 55 M Street, the projected property revenues in excess of expenses include assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.

(4)	The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(5)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is also 95%.

(6)
Construction has been completed for this multi-family development property. The estimated going-in capitalization rate is based on the projected revenues in excess of expenses once the property’s operations have stabilized divided by the construction cost of the property. The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of the property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions concerning estimates of timing and rental rates related to leasing vacant space and assumptions that in-place tenants will continue to perform under their lease agreements during the 12 months following stabilization of the property.

Discussed below are additional details related to our investments in multi-family projects which are still under development and investments in real estate-related debt. Each of these investments is included in our domestic other investments segment and excluded from the table above. All other investments are operating real estate investments.

•
WaterWall Place JV — 93% interest in a multi-family development project in Houston, Texas that was completed in July 2014. An affiliate of Hines owns the remaining 7% interest in this joint venture. The project was 68% leased as of August 1, 2014.

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

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. We have committed to investing up to $49.4 million into the Flagship JV. The joint venture has seven loans receivable, totaling $33.8 million, outstanding as of June 30, 2014. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP.

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

Our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid to stockholders. Therefore some or all of our distributions may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor, and cash resulting from a waiver or deferral of fees. In April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that our modified funds from operations (“MFFO”) for a particular quarter, as disclosed in each of our quarterly reports, amounted to less than 100% of the aggregate distributions declared for such quarter. As a result of the fee waiver in 2013, the Advisor waived $3.6 million of asset management fees payable to it during the three months ended March 31, 2013. However, because MFFO exceeded distributions declared to the Company’s stockholders during the three months ended June 30, September 30, and December 31, 2013, no asset management fees were waived during those periods. The Advisor waived a total of $12.2 million through the expiration of the waiver on December 31, 2013.

In December 2013, the Advisor agreed to waive asset management fees otherwise payable to it for the year ended December 31, 2014 to the extent that the Company’s MFFO for the year ended December 31, 2014, as disclosed in its Annual Report on Form 10-K for such year, amounted to less than 100% of the aggregate distributions declared to its stockholders for the year ended December 31, 2014. As MFFO has exceeded distributions, the Advisor did not waive any asset management fees owed to it during the six months ended June 30, 2014. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances from our Advisor and cash resulting from a waiver or deferral fees.

We believe that the proper use of leverage can enhance returns on real estate investments. We expect that once we have fully invested the proceeds of our offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 50% - 70% of the aggregate value of our real estate investments and other assets. As of June 30, 2014, our portfolio was 48% leveraged, based on the values of our real estate investments. As of June 30, 2014, we had $2.3 billion of principal outstanding under our various loan agreements with a weighted average interest rate of 3.3%, including the effects of related interest rate swaps.

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

Net cash provided by operating activities for the six months ended June 30, 2014 was $53.7 million compared to $21.6 million for the six months ended June 30, 2013. The increase in cash provided by operating activities is primarily due to our acquisition of additional properties during 2013 and 2014. Additionally, we paid $30.3 million in acquisition fees and expenses during the six months ended June 30, 2014, compared with $41.2 million during the six months ended June 30, 2013. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital.

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to payments made for the acquisition of our real estate investments and activities related to our loans receivable. Net cash used in investing activities decreased $551.0 million for the six months ended June 30, 2014 compared to the same period in 2013. The factors that contributed to the change between the two periods are summarized below.

2014

•We had cash outflows of $594.1 million related to our acquisition of three real estate investments.

•	We paid $3.9 million in capital expenditures at our operating properties and paid $28.2 million in capital expenditures at our multi-family development projects in Houston, Texas and Miami, Florida.

•	We made real estate loans of $7.4 million and received proceeds from the collection of real estate loans receivable of $13.3 million.

•
We had an increase in restricted cash of $10.9 million primarily related to: (i) $3.9 million resulting from cash funded to escrow accounts for acquisition expenses related to the Forchheim acquisition, which was not released by June 30, 2014; (ii) an increase in escrowed tenant improvements at Perspective Defense; (iii) escrows required by several of our outstanding mortgage loans and (iv) the reserve required to be funded related to the Poland Logistics Portolio’s debt covenant. See Note 6 — Debt Financing for additional information regarding the Poland Logistics Portfolio’s debt covenant.

2013

•	We had cash outflows of $1.1 billion related to our acquisition of eight real estate investments and paid $1.5 million related to deposits on pending acquisitions.

•	We paid $7.3 million in capital expenditures at our operating properties and paid $18.4 million in capital expenditures at our multi-family development projects in Houston, Texas and Miami, Florida.

•	We made real estate loans of $11.8 million and received proceeds from the collection of real estate loans receivable of $6.8 million.

•	We had an increase in restricted cash of $3.5 million related to escrows required by several of our outstanding mortgage loans and security deposits at New City.

Cash Flows from Financing Activities

Public Offerings

As described previously, we ceased offering primary shares pursuant to the Second Offering in April 2014. During the six months ended June 30, 2014 and 2013, respectively, we raised proceeds of $378.8 million and $264.2 million from our public offerings, excluding proceeds from the distribution reinvestment plan. In addition, during the six months ended June 30, 2014 and 2013, respectively, we redeemed $15.6 million and $8.5 million in shares of our common stock through our redemption plan.

In addition to the investing activities described above, we use proceeds from our public offerings to make certain payments to the Advisor, Hines Securities, Inc. (the “Dealer Manager”) and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the six months ended June 30, 2014 and 2013, respectively, we made payments of $39.4 million and $31.1 million, for selling commissions, dealer manager fees and issuer costs related to our public offerings. The increase in these payments is primarily related to an increase in the proceeds raised from our public offerings for the six months ended June 30, 2014.

Distributions

We have declared distributions for the months of January 2013 through August 2014 at an amount equal to $0.0017808 per share, per day. Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. Distributions paid to stockholders (including those reinvested in stock) during the three months ended June 30, 2014 and 2013 were $43.3 million and $27.7 million, respectively. Distributions paid to stockholders during the six months ended June 30, 2014 and 2013 were $80.8 million and $52.6 million, respectively.

Hines Moorfield UK Venture I S.A.R.L. (the “Brindleyplace JV”) declared distributions related to the operations of the Brindleyplace Project of $1.4 million and $1.1 million to Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) for the six months ended June 30, 2014 and 2013, respectively. The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders (Hines Global REIT Associates Limited Partnership, Moorfield and Flagship Capital GP) as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities
2014
June 30, 2014	$20,117	$23,211	$43,328	$855	$34,370	78%	$9,813	22%
March 31, 2014	18,336	21,079	39,415	680	19,326	48%	20,769	52%
Total	$38,453	$44,290	$82,743	$1,535	$53,696	64%	$30,582	36%
2013
December 31, 2013	$16,458	$18,660	$35,118	$1,454	$14,713	40%	$21,859	60%
September 30, 2013	14,561	16,079	30,640	638	4,234	14%	27,044	86%
June 30, 2013	13,265	14,551	27,816	685	20,934	73%	7,567	27%
March 31, 2013	12,418	13,772	26,190	554	643	2%	26,101	98%
Total	$56,702	$63,062	$119,764	$3,331	$40,524	33%	$82,571	67%

Our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid to stockholders. We funded 36% of total distributions for the six months ended June 30, 2014 and 61% of total distributions for the six months ended June 30, 2013, respectively, with cash flows from financing activities, which include proceeds from our public offerings and proceeds from our debt financings. Also, during the six months ended June 30, 2014 and 2013, respectively, we paid $30.3 million and $41.2 million in acquisition fees and expenses. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital. See “— Results of Operations — Funds from Operations and Modified Funds from Operations” for additional information regarding our fund performance.

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments. During the six months ended June 30, 2014, we entered into $233.7 million of mortgage financing with a weighted average interest rate of 3.7%, related to our acquisitions. Additionally, two of our multi-family development projects borrowed $28.8 million to fund construction costs and the Flagship JV borrowed $3.1 million under its revolving credit facility related to the funding of its loans receivable during the period.

We use borrowings under our term loan and revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association to provide funding for near-term investments or working capital needs. During the six months ended June 30, 2014, we borrowed approximately $488.4 million and made payments of $453.9 million under the Revolving Credit Facility. We also made payments of $3.5 million for financing costs related to our loans outstanding.

During the six months ended June 30, 2013, we entered into $572.1 million of mortgage financing with a weighted average interest rate of 3.4%, related to the acquisition of eight operating properties with an aggregate net purchase price of $1.2 billion. Additionally, two of our multi-family development projects borrowed $18.4 million to fund construction costs.

During the six months ended June 30, 2013, we also borrowed $1.1 billion and made payments of $596.7 million under two bridge loans and our previous revolving credit facility. During this time, we settled forward contracts that hedged against the 56.3 million AUD payment ($58.5 million as of the date of the transaction) on the 144 Montague credit facility in February 2013 and we received proceeds of $4.7 million as a result of these settlements, which is shown as a reduction in cash paid on our notes payable on our condensed consolidated statements of cash flows.

Additionally, during the six months ended June 30, 2013, we made payments of $9.3 million for financing costs related to our loans and $1.5 million related to our interest rate caps.

Results of Operations

Same-store Analysis

We owned 41 real estate investments that were 95% leased as of June 30, 2014, compared to 33 real estate investments that were 97% leased as of June 30, 2013. The following table presents the property-level revenues in excess of expenses for the three months ended June 30, 2014, as compared to the same period in 2013, by reportable segment. Same-store properties for the three months ended June 30, 2014 include 26 properties owned as of April 1, 2013 that were 95% leased as of June 30, 2014 compared to 97% leased as of June 30, 2013. Further, the results below also reflect the Flagship JV and two multi-family projects had not been completed as of June 30, 2014. As we are currently in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties, as indicated by the same-store analysis in the tables below. All amounts are in thousands, except for percentages:

	Three Months Ended June 30,		Change
	2014	2013	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$19,268	$19,020	$248	1%
Domestic other investments	7,768	7,760	8	—%
International office investments	17,483	15,254	2,229	15%
International other investments	9,912	7,792	2,120	27%
Total same-store properties	54,431	49,826	4,605	9%
Recent acquisitions	29,703	2,041	27,662	1,355%
Total property revenues in excess of expenses	$84,134	$51,867	$32,267	62%

Other
Depreciation and amortization	$52,067	$32,910	$19,157	58%
Interest expense	$20,424	$14,992	$5,432	36%
Income tax provision (benefit)	$813	$(401)	$1,214	(303)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

In total, property revenues in excess of expenses of our same-store properties increased by 9% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

•	International office investments:

◦
Revenue at Stonecutter Court increased by $1.2 million during the three months ended June 30, 2014, primarily as a result of an early lease termination payment. The previous tenant vacated its space and the space has been re-leased to a new tenant.

◦	We experienced a $511,000 increase in rental revenue at New City due to increases in the rental rates in 2014, as well as a new tenant that took occupancy in the second quarter of 2014.

•	International other investments:

◦	We experienced a $2.4 million increase in rental revenue at the Brindleyplace Project due to a new tenant that took occupancy in the third quarter of 2013.

Recent acquisitions are responsible for the increases in depreciation and amortization, interest expense, and income tax provision identified in the table above.

The following table presents the property-level revenues in excess of expenses for the six months ended June 30, 2014, as compared to the same period in 2013, by reportable segment. Same-store properties for the six months ended June 30, 2014 include 21 properties owned as of January 1, 2013 that were 94% leased as of June 30, 2014 compared to 97% leased as of June 30, 2013. Further, the results below also reflect the Flagship JV and two multi-family projects that had not been completed as of June 30, 2014. All amounts are in thousands, except for percentages:

	Six Months Ended June 30,		Change
	2014	2013	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$27,744	$26,149	$1,595	6%
Domestic other investments	15,387	15,186	201	1%
International office investments	17,248	16,501	747	5%
International other investments	19,872	17,314	2,558	15%
Total same-store properties	$80,251	$75,150	$5,101	7%
Recent acquisitions	75,669	17,575	58,094	331%
Total property revenues in excess of expenses	$155,920	$92,725	$63,195	68%

Other
Depreciation and amortization	$97,461	$57,375	$40,086	70%
Interest expense	$37,922	$25,685	$12,237	48%
Income tax provision (benefit)	$2,771	$(809)	$3,580	(443)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

In total, property revenues in excess of expenses of our same-store properties increased by 7% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

•	Domestic office investments:

◦
Revenue at include at 17600 Gillette increased by $1.4 million due to termination fees from a tenant in March 2014. The previous tenant vacated its space and the space has been re-leased to a new tenant.

•	International other investments:

◦	We experienced a $3.6 million increase in rental revenue at the Brindleyplace Project due to a new tenant that took occupancy in the third quarter of 2013.

◦
We experienced a $907,000 decrease in rental revenues at one of our properties in the Poland Logistics Portfolio resulting from vacant space. As of June 30, 2014, the Poland Logistics Portfolio was 86% leased compared to 95% leased as of June 30, 2013.

Recent acquisitions are responsible for the increases in depreciation and amortization, interest expense, and income tax provision identified in the table above.

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

The table below summarizes the activity related to our derivatives for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gain (loss) on interest rate contracts	$212	$3,311	$(931)	$4,005
Unrealized gain (loss) on foreign currency forward contracts	(1,375)	2,542	(1,753)	1,869
Gain (loss) on settlement of foreign currency forward contracts	—	3,594	557	3,594
Gain (loss) on derivative instruments	$(1,163)	$9,447	$(2,127)	$9,468

Other Expenses

The tables below provide detail relating to our asset management and acquisition fees, acquisition-related expenses, and general and administrative expenses for the three and six months ended June 30, 2014 and 2013.  All amounts in thousands, except percentages:

	Three Months Ended June 30,		Change
	2014	2013	$	%
Acquisition fee	$1,104	$11,565	$(10,461)	(90)%
Asset management fee	$8,865	$5,540	$3,325	60%
Asset management and acquisition fees	$9,969	$17,105	$(7,136)	(42)%

Acquisition-related expenses	$3,787	$18,826	$(15,039)	(80)%
General and administrative expenses	$1,708	$1,457	$251	17%

The changes identified in the table above are primarily due to the following:

•
We pay our Advisor acquisition fees equal to 2.25% of the net purchase price of our real estate investments. The decrease in acquisition fees identified above is a result of a decrease in our acquisition activity. For the three months ended June 30, 2014, we acquired one real estate investment with a net purchase price of $49.2 million, compared to three real estate investments with an aggregate net purchase price of $510.7 million for the three months ended June 30, 2013.

•
We pay monthly asset management fees to our Advisor based on an annual fee of 1.5% of the net equity capital invested in real estate. Asset management fees were higher for the three months ended June 30, 2014 compared to the same period in 2013, primarily due to our acquisition of additional real estate investments.

•
Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. These costs vary significantly from one acquisition to another. In general, the decrease is a result of fewer acquisitions completed during the current period.

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

	Six Months Ended June 30,		Change
	2014	2013	$	%
Acquisition fee	$13,476	$26,135	$(12,659)	(48)%
Asset management fee	$17,053	$7,067	$9,986	141%
Asset management and acquisition fees	$30,529	$33,202	$(2,673)	(8)%

Acquisition-related expenses	$21,323	$35,299	$(13,976)	(40)%
General and administrative expenses	$3,239	$2,546	$693	27%

The changes identified in the table above are primarily due to the following:

•
The decrease in acquisition fees identified above is a result of a decrease in our acquisition activity. For the six months ended June 30, 2014, we acquired three real estate investments with an aggregate net purchase price of $597.2 million compared to eight real estate investments with an aggregate net purchase price of $1.2 billion for the six months ended June 30, 2013.

•
Asset management fees were higher for the six months ended June 30, 2014 compared to the same period in 2013, primarily due to our acquisition of additional real estate investments beginning in 2013 and the waiver of $3.6 million of asset management fees by the Advisor for the three months ended March 31, 2013. See “— Financial Condition, Liquidity and Capital Resources” for additional information regarding the Advisor’s asset management fee waivers.

•
Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. These costs vary significantly from one acquisition to another. In general, the decrease is a result of fewer acquisitions completed during the current period.

•	The increase in our general and administrative costs is primarily due to increased transfer agent costs resulting from an increase in the number of stockholders compared to the same period in 2013.

Foreign Currency Gains (Losses)

Foreign currency gains (losses) reflect the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than our functional currencies. During the six months ended June 30, 2014 and 2013, these losses were primarily related to the effect of remeasuring our borrowings denominated in foreign currencies into U.S. dollars and the changes in the related exchange rate between the date of the borrowing and the end of each period.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the three and six months ended June 30, 2014 and 2013 and the period from inception (December 10, 2008) through June 30, 2014. As we have recently completed the capital raising phase of our life cycle and are still in the acquisition phase of our life cycle, FFO and MFFO are not useful in comparing operations for the two periods presented below. We expect revenues and expenses to increase in future periods as we acquire additional investments.

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (December 10, 2008) through June 30, 2014
	2014	2013	2014	2013
Net income (loss)	$(9,483)	$(32,119)	$(44,927)	$(64,089)	$(254,817)
Depreciation and amortization (1)	52,067	32,910	97,461	57,375	391,578
Adjustments for noncontrolling interests (2)	(1,764)	(1,117)	(3,397)	(2,312)	(12,677)
Funds from operations	40,820	(326)	49,137	(9,026)	124,084
Loss (gain) on derivative instruments (3)	1,163	(9,447)	2,127	(9,468)	4,543
Loss (gain) on foreign currency (4)	3,909	8,556	6,303	12,344	12,282
Other components of revenues and expenses (5)	(6,552)	(1,048)	(7,404)	(1,258)	(16,227)
Acquisition fees and expenses (6)	4,890	30,339	34,794	61,362	190,585
Adjustments for noncontrolling interests (2)	944	676	1,711	987	(1,686)
Modified Funds From Operations	$45,174	$28,750	$86,668	$54,941	$313,581
Basic and Diluted Loss Per Common Share Attributable to Common Stockholders	$(0.04)	$(0.19)	$(0.18)	$(0.39)	$(2.71)
Funds From Operations Per Common Share	$0.15	$—	$0.19	$(0.05)	$1.33
Modified Funds From Operations Per Common Share	$0.17	$0.17	$0.34	$0.33	$3.36
Weighted Average Shares Outstanding	267,440	171,772	256,914	167,666	93,396

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

(5)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (December 10, 2008) through June 30, 2014
	2014	2013	2014	2013
Straight-line rent adjustment (a)	$(7,793)	$(2,709)	$(12,663)	$(4,591)	$(39,528)
Amortization of lease incentives (b)	1,017	340	1,835	659	4,286
Amortization of out-of-market leases (b)	93	1,175	3,186	2,459	16,828
Other	131	146	238	215	2,187
	$(6,552)	$(1,048)	$(7,404)	$(1,258)	$(16,227)

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

•
Amortization of deferred financing costs was $1.6 million and $1.4 million for the three months ended June 30, 2014 and 2013, respectively. Amortization of deferred financing costs was $3.1 million and $2.4 million for the six months ended June 30, 2014 and 2013, respectively.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from our public offerings. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. The Advisor has not waived any fees payable to it during the six months ended June 30, 2014. During the three months ended March 31, 2013, the Advisor waived $3.6 million in asset management fees. However, because MFFO exceeded distributions declared to the Company’s stockholders during the three months ended June 30, September 30, and December 31, 2013, no asset management fees were waived during those periods. The Advisor waived a total of $12.2 million in asset management fees through the expiration of the waiver on December 31, 2013. See “— Financial Condition, Liquidity and Capital Resources,” for additional information regarding the Advisor’s asset management fee waivers.

From inception through June 30, 2014, we declared distributions to our stockholders totaling $337.6 million, compared to total aggregate FFO of $124.1 million and cash flows from operating activities of $140.4 million. For the six months ended June 30, 2014, we declared distributions to our stockholders totaling $82.7 million, compared to total aggregate FFO of $49.1 million. For the six months ended June 30, 2013, we declared distributions to our stockholders totaling $54.0 million, compared to total aggregate FFO loss of $9.0 million. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income (loss) and FFO. From inception through June 30, 2014, we incurred acquisition fees and expenses totaling $190.6 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At June 30, 2014, we had fixed-rate debt of $875.4 million and variable-rate debt of $1.4 billion, after adjusting for the $339.7 million notional amount of our interest rate swap contracts. If interest rates were to increase by 1% and all other variables were held constant, we would incur $14.2 million in additional annual interest expense associated with our variable-rate debt. Additionally, we have notional amounts of approximately $515.9 million in interest rate caps to cap our variable-rate debt. As of June 30, 2014, the variable interest rates did not exceed their capped interest rates.

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

	Reduction in Book Value as of June 30, 2014	Reduction in Net Income (Loss) for the Six Months Ended June 30, 2014
AUD	$7,301	$140
EUR	$14,964	$1,157
GBP	$39,638	$2,195

(1)
Our real estate assets in Moscow, Russia were purchased in U.S. dollars and we expect that when we dispose of these assets, the sale transactions will also be denominated in U.S. dollars. Accordingly, we do not expect to have rouble exposure upon disposition.

Additionally, our Revolving Credit Facility allows for borrowings denominated in foreign currencies, which subject us to risks related to the effects of exchange rate movement. As of June 30, 2014, we had €30.0 million outstanding under our Revolving Credit Facility. Holding everything else constant, a 10% immediate, unfavorable change in the exchange rates between the Euro and the U.S. dollar would result in an increase of our principal balance by $4.1 million.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of August 13, 2014, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

All eligible requests for redemption that were received for the three months ended June 30, 2014 were redeemed and the redemptions were funded with proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
April 1, 2014 to April 30, 2014	208,176	$9.91	208,176	568,907
May 1, 2014 to May 31, 2014	194,827	$9.58	194,827	576,897
June 1, 2014 to June 30, 2014	279,099	$9.80	279,099	521,951
Total	682,102	$9.76	682,102

(1)
This amount represents the number of shares available for redemption on June 30, 2014. Our share redemption program was first announced at the commencement of our initial public offering in February 2009. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year, and unless our board of directors determines otherwise, redemptions will be further limited to the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder.

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

HINES GLOBAL REIT, INC.

August 13, 2014	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

August 13, 2014	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.		Description
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
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 13, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*		Filed herewith