Form 10-Q
period 2014-09-30
Hines Global REIT, Inc.
filed 2014-11-13
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 3, 2014, approximately 270.2 million shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

SIGNATURES
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification of CEO & CFO pursuant to Section 906
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2014	December 31, 2013
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$3,084,455	$2,799,850
Investment in unconsolidated entities	3,573	3,573
Cash and cash equivalents	140,548	124,859
Restricted cash	20,301	12,283
Derivative instruments	8,230	5,294
Tenant and other receivables, net	65,968	48,247
Intangible lease assets, net	829,228	695,724
Deferred leasing costs, net	56,920	43,999
Deferred financing costs, net	14,632	15,874
Real estate loans receivable	58,676	43,237
Other assets	10,752	10,279
Total assets	$4,293,283	$3,803,219
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$91,831	$72,941
Due to affiliates	16,847	16,419
Intangible lease liabilities, net	86,759	68,355
Other liabilities	46,146	33,875
Derivative instruments	6,483	9,817
Distributions payable	18,084	14,143
Notes payable to affiliates	38,179	37,561
Notes payable	2,213,368	1,935,901
Total liabilities	2,517,697	2,189,012

Commitments and contingencies (Note 13)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 269,486 and 229,035 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	269	229
Additional paid-in capital	2,048,775	1,800,936
Accumulated deficit	(250,057)	(206,305)
Accumulated other comprehensive income (loss)	(67,209)	(23,921)
Total stockholders’ equity	1,731,778	1,570,939
Noncontrolling interests	43,808	43,268
Total equity	1,775,586	1,614,207
Total liabilities and equity	$4,293,283	$3,803,219

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2014 and 2013
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$109,917	$83,150	$318,265	$208,932
Other revenue	7,788	6,931	22,404	17,006
Total revenues	117,705	90,081	340,669	225,938
Expenses:
Property operating expenses	21,068	18,035	63,288	45,892
Real property taxes	12,507	8,679	32,712	20,433
Property management fees	2,521	2,143	7,140	5,670
Depreciation and amortization	49,401	37,985	146,861	95,360
Acquisition related expenses	158	2,298	21,480	37,597
Asset management and acquisition fees	9,026	15,609	39,555	48,811
General and administrative expenses	1,831	1,245	5,070	3,785
Total expenses	96,512	85,994	316,106	257,548
Income (loss) before other income (expenses) and benefit (provision) for income taxes	21,193	4,087	24,563	(31,610)
Other income (expenses):
Gain (loss) on derivative instruments	8,946	134	6,819	9,603
Foreign currency gains (losses)	(3,899)	1,627	(9,651)	(11,626)
Interest expense	(20,357)	(17,515)	(58,280)	(43,200)
Interest income	160	86	437	355
Income (loss) before benefit (provision) for income taxes	6,043	(11,581)	(36,112)	(76,478)
Benefit (provision) for income taxes	(1,865)	(1,245)	(4,635)	(436)
Net income (loss)	4,178	(12,826)	(40,747)	(76,914)
Net (income) loss attributable to noncontrolling interests	(964)	(616)	(3,005)	(1,573)
Net income (loss) attributable to common stockholders	$3,214	$(13,442)	$(43,752)	$(78,487)
Basic and diluted income (loss) per common share	$0.01	$(0.07)	$(0.17)	$(0.45)
Distributions declared per common share	$0.16	$0.16	$0.49	$0.49
Weighted average number of common shares outstanding	268,982	187,205	260,981	174,250
Net comprehensive income (loss):
Net income (loss)	$4,178	$(12,826)	$(40,747)	$(76,914)
Other comprehensive income (loss):
Foreign currency translation adjustment	(55,191)	27,930	(43,689)	(15,309)
Net comprehensive income (loss)	(51,013)	15,104	(84,436)	(92,223)
Net comprehensive (income) loss attributable to noncontrolling interests	355	(2,147)	(2,604)	(1,463)
Net comprehensive income (loss) attributable to common stockholders	$(50,658)	$12,957	$(87,040)	$(93,686)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2014 and 2013
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2014	229,035	$229	$1,800,936	$(206,305)	$(23,921)	$1,570,939	$43,268
Issuance of common shares	43,110	43	440,124	—	—	440,167	—
Contribution from noncontrolling interest	—	—	—	—	—	—	146
Distributions declared	—	—	(126,808)	—	—	(126,808)	(175)
Distributions on Convertible Preferred Equity Certificates (CPEC)	—	—	—	—	—	—	(2,035)
Redemption of common shares	(2,659)	(3)	(27,155)	—	—	(27,158)	—
Selling commissions and dealer manager fees	—	—	(36,355)	—	—	(36,355)	—
Issuer costs	—	—	(1,967)	—	—	(1,967)	—
Net income (loss)	—	—	—	(43,752)	—	(43,752)	3,005
Foreign currency translation adjustment	—	—	—	—	(43,288)	(43,288)	(401)
Balance as of September 30, 2014	269,486	$269	$2,048,775	$(250,057)	$(67,209)	$1,731,778	$43,808

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2013	148,889	$149	$1,189,739	$(117,369)	$(8,612)	$1,063,907	$40,363
Issuance of common shares	50,599	51	511,541	—	—	511,592	—
Contribution from noncontrolling interest	—	—	—	—	—	—	315
Distributions declared	—	—	(84,646)	—	—	(84,646)	(213)
Distributions on CPECs	—	—	—	—	—	—	(1,664)
Redemption of common shares	(1,480)	(1)	(14,636)	—	—	(14,637)	—
Selling commissions and dealer manager fees	—	—	(45,593)	—	—	(45,593)	—
Issuer costs	—	—	(5,990)	—	—	(5,990)	—
Net income (loss)	—	—	—	(78,487)	—	(78,487)	1,573
Foreign currency translation adjustment	—	—	—	—	(22,684)	(22,684)	(110)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	7,485	7,485	—
Balance as of September 30, 2013	198,008	$199	$1,550,415	$(195,856)	$(23,811)	$1,330,947	$40,264

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and 2013
(UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$(40,747)	$(76,914)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	158,934	104,291
Foreign currency (gains) losses	9,651	11,626
(Gain) loss on derivative instruments	(6,819)	(9,603)
Changes in assets and liabilities:
Change in other assets	(976)	(3,823)
Change in tenant and other receivables	(23,910)	(8,452)
Change in deferred leasing costs	(17,792)	(13,414)
Change in accounts payable and accrued expenses	19,707	18,191
Change in other liabilities	10,408	(2,174)
Change in due to affiliates	3,257	6,083
Net cash from operating activities	111,713	25,811
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(594,134)	(1,477,256)
Capital expenditures at operating properties and developments	(43,639)	(40,335)
Investments in real estate loans receivable	(29,130)	(12,442)
Proceeds from collection of real estate loans receivable	13,948	6,803
Change in restricted cash	(8,996)	(6,528)
Net cash from investing activities	(661,951)	(1,529,758)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	378,804	469,524
Contribution from noncontrolling interest	146	315
Redemption of common shares	(25,907)	(14,271)
Payments of issuer costs	(2,397)	(5,815)
Payment of selling commissions and dealer manager fees	(37,011)	(46,350)
Distributions paid to stockholders and noncontrolling interests	(58,191)	(39,334)
Proceeds from notes payable	833,059	1,870,619
Proceeds from related party notes payable	—	8,263
Payments on notes payable	(515,412)	(729,215)
Change in security deposit liability	1,349	1,452
Deferred financing costs paid	(3,931)	(9,433)
Payments related to interest rate contracts	(36)	(3,860)
Net cash from financing activities	570,473	1,501,895
Effect of exchange rate changes on cash	(4,546)	6,596
Net change in cash and cash equivalents	15,689	4,544
Cash and cash equivalents, beginning of period	124,859	97,398
Cash and cash equivalents, end of period	$140,548	$101,942

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2013 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of September 30, 2014, the results of operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

On August 5, 2009, the Company commenced its initial public offering of common stock for sale to the public which expired on February 1, 2013. The Company commenced a follow-on offering effective February 4, 2013, through which it offered up to $3.5 billion in shares of common stock (the “Second Offering”), and ceased offering primary shares pursuant to the Second Offering on April 11, 2014. The Company commenced a $500.0 million offering of shares of its common stock under its distribution reinvestment plan on April 24, 2014 (the “DRP Offering”). Collectively, through its public offerings, the Company received gross offering proceeds of $2.8 billion from the sale of 276.1 million shares from inception through September 30, 2014.

The Company owned interests in 41 real estate investments as of September 30, 2014. These investments consisted of:

•	Domestic office investments (11 investments)

•	Domestic other investments (10 investments)

•	International office investments (11 investments)

•	International other investments (9 investments)

Discussed below are additional details related to the Company’s investments in multi-family projects, which are still under development, and investments in real estate-related debt. Each of these investments is included in the Company’s domestic other investments segment. All other investments are operating real estate investments.

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

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has nine loans receivable, totaling $49.0 million, outstanding as of September 30, 2014. The Company is not affiliated with Flagship Capital GP. See Note 5 — Real Estate Loans Receivable for additional information regarding these loans receivable.

•
The Rim Loan Receivable — a variable interest entity ("VIE") that was formed to provide $29.8 million in construction financing to the developer of four additional retail parcels at The Rim, a 658,964 square-foot outdoor retail center located in San Antonio, Texas. As of September 30, 2014, the Company had loaned $5.7 million to the developer. The Company is not affiliated with the developer of the project. See “— Unconsolidated VIEs” for additional information regarding this VIE below.

Consolidated VIEs

The Company has a 93% ownership in Waterwall Place, a multi-family development project in Houston, Texas that was completed in July 2014. An affiliate of Hines owns the remaining 7% interest in this joint venture. The WaterWall Place JV, Ponce & Bird JV and Flagship Capital JV were each determined to be VIEs in which the Company is the primary beneficiary and the Company has consolidated these joint ventures accordingly. A summary of the assets and liabilities of these consolidated VIEs, as well as the maximum loss exposure of the Company from each VIE, is as follows (in thousands):

	September 30, 2014	December 31, 2013
Maximum risk of loss (1)	$25,030	$25,278
Assets held by VIEs	$174,415	$126,528
Assets held as collateral for debt	$174,415	$126,528
Liabilities held by VIEs	$142,837	$94,675

(1)	Represents the Company's contributions, net of distributions, made to the consolidated VIEs.

Restrictions on the use of a VIE’s assets are significant because they serve as collateral for such VIE’s debt, and the Company is generally required to obtain its partners’ approval in accordance with the respective joint venture agreements for any major transactions. Transactions with these joint ventures on the Company’s consolidated financial statements primarily relate to contributions for the funding of loans receivable at the Flagship JV. The Company and its partners are subject to the provisions of the joint venture agreements for the VIEs, which include provisions for when additional contributions may be required. During the nine months ended September 30, 2014, the Company received distributions of $0.2 million in excess of capital contributions of $4.5 million, in accordance with the Company’s respective joint venture agreements. During the nine months ended September 30, 2013, the Company made capital contributions of $3.7 million, net of received distributions of $6.0 million in accordance with the Company’s respective joint venture agreements. This activity is eliminated in consolidation of the VIEs, but increases, or decreases in the case of distributions received, the Company’s maximum risk of loss.

Unconsolidated VIEs

The Rim Loan Receivable

In February 2014, the Company completed the acquisition of The Rim, a 658,964 square-foot outdoor retail center located in San Antonio, Texas. In August 2014, the Company entered into a loan agreement with Central Rim LLC (the “Rim Borrower”) to provide $29.8 million of construction financing for the development of four additional retail parcels at The Rim. Following the completion of the development of each parcel, the Company will have certain rights or obligations to purchase each parcel. As a result of these purchase rights or obligations, and due to the fact that the Rim Borrower lacks the obligation to absorb losses upon the achievement of certain metrics, the Company has determined that the entity that owns these parcels is considered to be a VIE. Additionally, the Rim Borrower was determined to be the primary beneficiary of this VIE since it is the party most directly responsible for the success of the entity. The Company has funded $5.7 million through this agreement as of September 30, 2014. The Company's maximum exposure to loss is the amount borrowed under the facility agreement, plus any unpaid interest. The most significant source of the Company's exposure to the VIE is the variability related to the Rim Borrower's credit risk and its ability to repay the amounts funded.

The @1377 Equity Method Investment

The Company has a 51.7% ownership in @1377, a multi-family development project in Atlanta, Georgia, that was completed in March 2014. The Company’s investment in @1377 was determined to be a VIE in which the Company was determined not to be the primary beneficiary since the joint venture partner has the ability to direct the activities that significantly impact the economic performance of the VIE and the secured loan is fully guaranteed by the joint venture partner. The Company’s maximum loss exposure is expected to change in future periods as a result of additional contributions made and any additional borrowings under its loan receivable with the VIE. Other than the initial capital contributions provided by the Company, the Company has not provided any additional subordinated financial support.

The table below summarizes the Company’s maximum loss exposure related to its unconsolidated VIEs as of September 30, 2014 and December 31, 2013, which is equal to the carrying value of its investment in the unconsolidated VIEs included in the balance sheet line item “Investment in unconsolidated entities” and the Company’s outstanding loan receivable balance held by the VIEs which is included in the balance sheet line item “Real estate loans receivable” in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 (in thousands).

Period	Investment in Unconsolidated VIEs (1)	Maximum Risk of Loss (2)
September 30, 2014	$3,573	$13,272
December 31, 2013	$3,573	$7,246

(1)	Represents the Company’s contributions made to its VIEs.

(2)
Maximum Risk of Loss is equal to the amount outstanding under the loan plus the Company’s contributions made to the VIEs as of the date indicated. See Note 5 — Real Estate Loans Receivable for additional information regarding the loan.

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

These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement accounts are translated using the average exchange rate for the period and significant nonrecurring transactions are translated using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency transaction gains and losses are recorded in foreign currency gains (losses) on the consolidated statement of operations and result from the effect of changes in exchange rates on transactions denominated in currencies other than a subsidiary’s functional currency, including transactions between consolidated subsidiaries. An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included as currency translation adjustments and are reported in the consolidated statements of equity as accumulated other comprehensive gains or losses. There were no reclassifications of accumulated other comprehensive loss into earnings for the nine months ended September 30, 2014. During the nine months ended September 30, 2013, an intercompany loan agreement with a consolidated subsidiary in Russia was amended to change the functional currency of the loan and, as a result, the Company recognized $1.3 million of accumulated other comprehensive loss into earnings. Additionally, an intercompany loan with a consolidated subsidiary in Australia was repaid and, as a result, the Company recognized $6.2 million of accumulated other comprehensive loss into earnings. Upon disposal of the Company’s foreign subsidiaries, the Company will remove any accumulated translation adjustment from stockholders’ equity and include it in the gain or loss on disposal in its consolidated statements of operations.

Tenant and Other Receivables

Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $1.8 million and $2.0 million at September 30, 2014 and December 31, 2013, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended September 30, 2014 and 2013, $1.7 million and $1.4 million, respectively, were amortized into interest expense. For the nine months ended September 30, 2014 and 2013, $4.8 million and $3.8 million, respectively, were amortized into interest expense.

Other Assets

Other assets included the following (in thousands):

	September 30, 2014	December 31, 2013
Prepaid expenses	$2,323	$2,259
Deferred tax assets	7,649	7,340
Other	780	680
Other assets	$10,752	$10,279

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month or quarter to which they relate. As of September 30, 2014 and December 31, 2013, respectively, the Company recorded liabilities of $36.3 million and $27.2 million related to prepaid rental payments, which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease, including rent holidays, if any. Straight-line rent receivable was $46.0 million and $26.9 million as of September 30, 2014 and December 31, 2013, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

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

In May 2014, FASB issued amendments to the Codification to provide guidance on recognizing revenue from contracts with customers. The amendments also replace prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company is currently assessing the impact, if any, that the adoption of these amendments will have on its financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Buildings and improvements (1)	$2,634,884	$2,371,242
Less: accumulated depreciation	(138,994)	(94,414)
Buildings and improvements, net	2,495,890	2,276,828
Land	588,565	523,022
Investment property, net	$3,084,455	$2,799,850

(1)
Included in buildings and improvements is approximately $45.8 million and $64.0 million of construction-in-progress related to the Company’s multi-family developments as of September 30, 2014 and December 31, 2013, respectively. Construction of the property in Houston, Texas was completed in July 2014, and the property no longer has any assets classified as construction-in-progress as of September 30, 2014. As of September 30, 2014, the remaining amounts included in construction-in-progress are related to the Company’s multi-family development in Miami, Florida.

As of September 30, 2014, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$985,388	$114,558	$(106,073)
Less: accumulated amortization	(236,347)	(34,371)	19,314
Net	$749,041	$80,187	$(86,759)

As of December 31, 2013, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$772,948	$116,818	$(80,844)
Less: accumulated amortization	(166,109)	(27,933)	12,489
Net	$606,839	$88,885	$(68,355)

Amortization expense of in-place leases was $32.3 million and $24.6 million for the three months ended September 30, 2014 and 2013, respectively. Net amortization of out-of-market leases resulted in a decrease to rental revenue of $1.2 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively.

Amortization expense of in-place leases was $97.2 million and $62.0 million for the nine months ended September 30, 2014 and 2013, respectively. Net amortization of out-of-market leases resulted in a decrease to rental revenue of $4.4 million and $3.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for the period from October 1, 2014 through December 31, 2014 and for each of the years ending December 31, 2015 through December 31, 2018 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
October 1, 2014 through December 31, 2014	$30,333	$1,151
2015	113,395	5,512
2016	103,607	5,886
2017	79,258	4,419
2018	60,675	681

Leases

The Company has entered into non-cancelable lease agreements with tenants for space. As of September 30, 2014, the approximate fixed future minimum rentals for the period from October 1, 2014 through December 31, 2014, for each of the years ending December 31, 2015 through December 31, 2018 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
October 1, 2014 through December 31, 2014	$83,465
2015	311,618
2016	282,766
2017	275,410
2018	218,591
Thereafter	1,292,464
Total	$2,464,314

Pursuant to the lease agreements with certain tenants in one of its buildings, a wholly-owned subsidiary of the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the period from October 1, 2014 through December 31, 2014, for each of the years ended December 31, 2015 through 2018 and for the period thereafter are $0.7 million, $3.0 million, $2.9 million, $2.5 million, $2.5 million and $5.6 million, respectively.

During the nine months ended September 30, 2014 and 2013, the Company did not earn more than 10% of its total rental revenue from any individual tenant.

4. RECENT ACQUISITIONS OF REAL ESTATE

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2014 and 2013 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)	In-place Lease Intangibles (1)	Out-of- Market Lease Intangibles, Net (1)	Total (1)
2014
The Rim	02/13/14	$90,990	$65,890	$41,360	$(21,940)	$176,300
25 Cabot Square	03/28/14	$165,121	$—	$206,640	$(16)	$371,745
Simon Hegele Logistics	06/03/14	$34,663	$8,481	$5,986	$41	$49,171

2013
Mercedes Benz Bank	02/07/13	$47,643	$11,953	$7,093	$3,533	$70,222
One Westferry Circus	02/28/13	$48,874	$—	$74,693	$1,049	$124,616
465 Victoria	02/28/13	$48,788	$26,566	$17,712	$(2,233)	$90,833
Riverside Center	03/27/13	$125,014	$45,888	$30,360	$(4,170)	$197,092
New City	03/28/13	$115,208	$—	$46,117	$2,137	$163,462
825 Ann	04/30/13	$83,802	$20,669	$23,725	$—	$128,196
The Campus at Playa Vista	05/14/13	$125,567	$41,160	$37,320	$12,580	$216,627
Perspective Défense	06/21/13	$109,704	$29,039	$22,038	$5,060	$165,841
The Markets at Town Center	07/23/13	$76,067	$52,130	$19,020	$(12,210)	$135,007
The Avenue at Murfreesboro	08/12/13	$71,990	$54,940	$47,350	$(11,280)	$163,000
2300 Main	08/29/13	$27,940	$3,570	$7,990	$—	$39,500
Fiege Mega Centre	10/18/13	$36,005	$10,107	$7,481	$—	$53,593
55 M Street	12/09/13	$85,277	$24,810	$34,730	$(3,940)	$140,877

(1)	For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

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

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2014 and 2013 acquisitions, as of the date of the respective acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2014 Acquisitions:
The Rim	16.5	12.9	35.3
25 Cabot Square (1)	11.7	0.5	3.0
Simon Hegele Logistics	13.4	13.4	—

2013 Acquisitions:
Mercedes Benz Bank	5.0	5.0	—
One Westferry Circus (1)	8.4	9.9	13.1
465 Victoria	4.7	5.2	7.3
Riverside Center	6.2	1.0	6.9
New City (1)	4.8	4.3	3.0
825 Ann	9.5	—	—
The Campus at Playa Vista	6.7	8.6	7.1
Perspective Défense	3.8	3.8	3.8
The Markets at Town Center	9.4	0.5	7.0
The Avenue at Murfreesboro	4.1	6.8	17.2
2300 Main	5.6	—	—
Fiege Mega Centre	10.2	—	—
55 M Street	7.1	7.8	7.3

(1)Excludes the effect of ground leases which significantly increase the weighted average useful life for these intangibles.

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the nine months ended September 30, 2014, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 (in thousands):

		For the Three Months Ended	For the Nine Months Ended
2014 Acquisitions		September 30, 2014	September 30, 2014
The Rim	Revenue	$6,033	$12,513
	Net income (loss)	$937	$268
25 Cabot Square	Revenue	$8,839	$18,532
	Net income (loss)	$608	$(17,433)
Simon Hegele Logistics	Revenue	$930	$1,231
	Net income (loss)	$(15)	$(3,556)

The following unaudited consolidated information is presented to give effect to current year acquisitions through September 30, 2014 as if the acquisitions occurred on January 1, 2013. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $0.3 million and $11.7 million for the three months ended September 30, 2014 and 2013, respectively, and $35.1 million and $73.2 million for the nine months ended September 30, 2014 and 2013, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2013, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Pro Forma 2014	Pro Forma 2013	Pro Forma 2014	Pro Forma 2013
Revenues	$117,705	$105,147	$353,101	$270,645
Net income (loss)	$4,469	$(3,984)	$(6,571)	$(14,153)
Basic and diluted income (loss) per common share	$0.02	$(0.02)	$(0.03)	$(0.08)

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the nine months ended September 30, 2013, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 (in thousands):

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

The following unaudited consolidated information is presented to give effect to the 2013 acquisitions through September 30, 2013 as if the acquisitions occurred on January 1, 2012. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $11.7 million and $13.2 million for the three months ended September 30, 2013 and 2012, respectively, and $73.2 million and $27.1 million for the nine months ended September 30, 2013 and 2012, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2012, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Pro Forma 2013	Pro Forma 2012	Pro Forma 2013	Pro Forma 2012
Revenues	$93,281	$58,460	$277,077	$237,890
Net income (loss)	$(2,646)	$(5,324)	$(14,173)	$(21,753)
Basic and diluted income (loss) per common share	$(0.01)	$(0.03)	$(0.08)	$(0.11)

5. REAL ESTATE LOANS RECEIVABLE

Real estate loans receivable included the following at September 30, 2014 and December 31, 2013 (in thousands):

Property	Original Funding Date	Maturity Date	Interest Rate	Total Loan Commitment	Balance as of September 30, 2014	Balance as of December 31, 2013
Flagship Capital JV
Norchester Village	3/1/2012	5/5/2015	7.75%	$4,961	$—	$4,289
Bay Park Apartments	7/30/2012	7/30/2014	7.80%	3,231	—	3,212
Houston Retail Portfolio	8/2/2012	8/2/2015	7.60%	11,804	11,374	11,363
Motor Circle	12/28/2012	12/28/2014	8.00%	3,175	2,429	2,412
Deer Creek	2/7/2013	2/7/2015	8.00%	5,450	—	5,287
Casa Blanca	2/7/2013	2/7/2015	8.00%	5,742	5,401	5,350
Falls of Kirkwood	10/18/2013	10/12/2015	8.00%	6,300	6,235	3,641
Falls of Town Park Apartments	12/30/2013	12/30/2015	7.75%	5,327	4,909	4,364
Precinct Villages	3/18/2014	3/17/2016	8.50%	2,595	1,811	—
Manor Palms	6/26/2014	12/25/2015	7.00%	4,109	3,979	—
Randall’s	7/28/2014	7/28/2017	6.25%	10,939	8,110	—
Finesilver	7/31/2014	7/31/2016	6.45%	7,233	5,165	—
			7.37%	$70,866	$49,413	$39,918
Less: Origination fees					(436)	(354)
Total Flagship Capital JV					$48,977	$39,564
Other Loans Receivable
@1377	6/29/2012	7/1/2016	10.00%	$3,962	3,962	3,673
The Rim	9/8/2014	9/7/2015	8.50%	$29,800	5,737	—
Total Real Estate Loans Receivable					$58,676	$43,237

6. DEBT FINANCING

As of September 30, 2014 and December 31, 2013, the Company had approximately $2.3 billion and $2.0 billion of debt outstanding, respectively, with a weighted average years to maturity of 2.8 years and 3.2 years, respectively, and a weighted average interest rate of 3.2% and 3.3%, respectively. The following table describes the Company’s debt outstanding at September 30, 2014 and December 31, 2013 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date	Interest Rate Description	Interest Rate as of September 30, 2014		Principal Outstanding at September 30, 2014	Principal Outstanding at December 31, 2013
Secured Mortgage Debt
Brindleyplace Project	7/1/2010	7/7/2015	75% fixed via swap / 25% variable	3.46%	(1)	$196,593	$199,608
Hock Plaza	9/8/2010	12/6/2015	Fixed	5.58%		75,962	76,839
Southpark	10/19/2010	12/6/2016	Fixed	5.67%		18,000	18,000
Fifty South Sixth	11/4/2010	11/4/2015	Fixed via swap	3.62%		95,000	95,000
Stonecutter Court	3/11/2011	3/11/2016	Fixed via swap	4.79%		85,435	88,296
Gogolevsky 11	8/25/2011	4/7/2021	Variable	6.48%		35,450	36,500
Campus at Marlborough (2)	10/28/2011	12/1/2014	Fixed	5.21%		53,687	54,596
Flagship Capital JV (3)	7/2/2014	7/2/2019	Variable, subject to floor of 4.25%	4.25%		20,067	11,047
144 Montague	4/16/2012	4/16/2017	Variable, subject to interest rate cap	5.30%		49,104	49,937
100 Brookes	7/13/2012	7/31/2017	Variable, subject to interest rate cap	5.34%		37,714	38,354
Poland Logistics Portfolio (4)	8/2/2012	6/30/2017	Variable, subject to interest rate cap	2.99%		80,435	88,812
Minneapolis Retail Center	8/2/2012	8/10/2019	Fixed	3.50%		65,500	65,500
825 Ann	11/16/2012	4/30/2016	Variable, subject to interest rate cap	4.70%		70,702	71,901
Mercedes Benz Bank	2/7/2013	12/31/2019	Variable, subject to interest rate cap	1.71%		43,259	47,304
465 Victoria	2/28/2013	2/28/2016	Variable, subject to interest rate cap	4.73%		46,424	47,211
New City	3/28/2013	3/28/2018	Variable, subject to interest rate cap	3.01%		100,613	111,532
One Westferry Circus	5/9/2013	5/5/2020	Fixed	3.30%		77,947	79,142
The Campus at Playa Vista	5/14/2013	6/1/2016	Variable	1.66%		115,000	115,000
Perspective Défense	6/21/2013	7/25/2019	Variable, subject to interest rate cap	2.71%		88,795	96,362
Fiege Mega Centre	10/18/2013	10/18/2018	Variable, subject to interest rate cap	1.91%		29,704	32,542
55 M Street	12/9/2013	12/9/2017	Variable	1.61%		72,000	72,000
25 Cabot Square	3/26/2014	3/26/2020	Fixed	3.50%		200,958	—
Simon Hegele Logistics	4/28/2014	6/15/2019	Fixed	1.90%		27,313	—
Other Notes Payable
JPMorgan Chase Revolving Credit Facility - Revolving Loan	4/13/2012	5/22/2016	Variable	2.04%	(1)	75,000	204,467
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	5/22/2017	Variable	1.94%		378,000	200,000
WaterWall Place Construction Loan	6/29/2012	6/29/2016	Variable, subject to interest rate cap	2.40%	(1)	41,298	30,107
Ponce & Bird JV Construction Loan	5/10/2013	5/10/2017	Variable	2.40%	(1)	33,798	6,557
Total Principal Outstanding						$2,213,758	$1,936,614
Unamortized Discount						(390)	(713)
Notes Payable						$2,213,368	$1,935,901
Notes Payable to Affiliates
WaterWall Place Construction Loan	12/15/2011	12/14/2014	Variable	2.15%		20,676	20,341
Ponce & Bird Construction Loan	7/13/2012	7/13/2015	Variable	2.15%		17,503	17,220
Total Notes Payable to Affiliates						$38,179	$37,561
						$2,251,547	$1,973,462

(1)	Represents the weighted average interest rate as of September 30, 2014.

(2)	See Note 14 — Subsequent Events for more information regarding the Company’s note payable for the Campus at Marlborough.

(3)	In July 2014, the Flagship JV entered into a new credit agreement with a maximum commitment of $50.0 million and retired the previous credit agreement.

(4)	See the discussion below under the heading “Financial Covenants” for additional information regarding the Company’s debt covenant on its loan secured by the Poland Logistics Portfolio.

As of September 30, 2014 and December 31, 2013, the fixed-rate debt included $327.9 million and $333.0 million, respectively, of variable-rate debt economically fixed through the use of interest rate swaps. The variable-rate debt has interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 1.00% to 6.25% per annum. Additionally, as of September 30, 2014, $521.1 million of the Company’s variable-rate debt was capped at strike rates ranging from 1.0% to 5.3%. See Note 7 — Derivative Instruments for more information regarding the Company’s interest rate contracts.

JPMorgan Chase Revolving Credit Facility

In April 2014, the Company entered into an amendment to its revolving credit facility with JPMorgan Chase Bank, National Association (the “Revolving Credit Facility”), resulting in the following changes:

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

For the period from January 2014 through September 2014, the Company made draws of approximately $538.4 million and payments of $492.7 million under the Revolving Credit Facility, and incurred a loss of $2.9 million through September 30, 2014 related to its borrowings on its loans denominated in a foreign currency. Additionally, from October 1, 2014 through November 13, 2014, the Company had borrowings of $103.5 million under the Revolving Credit Facility resulting in an outstanding principal balance of $556.5 million, including the effect of changes in exchange rates as of November 13, 2014.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of September 30, 2014.

From time to time during 2014, the Company did not meet required occupancy levels at certain properties in the Poland Logistics Portfolio, as stipulated by its loan agreement. If the required occupancy levels are not met, certain reserves may be required to be funded by the loan agreement. As of September 30, 2014, no such reserves were required to be funded.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from October 1, 2014 through December 31, 2014, for each of the years ending December 31, 2015 through December 31, 2018 and for the period thereafter (in thousands):

	Payments due by Year
	October 1, 2014 through December 31, 2014		2015	2016	2017	2018	Thereafter
Principal payments	$76,757	(1)	$393,552	$456,275	$653,088	$123,780	$548,485

(1)	Subsequent to September 30, 2014, the Company retired $53.6 million related to its Campus at Marlborough secured mortgage debt. See Note 14 — Subsequent Events for more information.

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

The table below provides additional information regarding the Company’s interest rate contracts (in thousands, except percentages).

Type	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Interest rate swaps	July 7, 2010	July 7, 2015	$147,443	LIBOR	2.29%
Interest rate swap	November 4, 2010	November 4, 2015	$95,000	LIBOR	1.37%
Interest rate swap	March 11, 2011	March 11, 2016	$85,434	LIBOR	2.71%
Interest rate cap	April 16, 2012	April 16, 2017	$36,829	BBSW	5.25%
Interest rate cap	August 2, 2012	June 30, 2017	$60,259	EURIBOR	2.00%
Interest rate cap	August 13, 2012	August 13, 2015	$18,858	BBSY	4.00%
Interest rate cap	October 9, 2012	June 30, 2017	$12,537	EURIBOR	2.00%
Interest rate cap	January 7, 2013	June 29, 2016	$45,500	LIBOR	1.25%
Interest rate cap	March 11, 2013	March 31, 2018	$43,260	EURIBOR	1.50%
Interest rate cap	March 20, 2013	February 29, 2016	$24,082	BBSW	4.33%
Interest rate cap	July 30, 2013	April 30, 2016	$53,028	BBSW	4.50%
Interest rate caps	April 11, 2013 May 6, 2013	March 16, 2018	$70,429	EURIBOR	2.50%
Interest rate cap	July 25, 2013	July 25, 2019	$88,796	EURIBOR	1.70%	(2)
Interest rate cap	October 18, 2013	October 18, 2018	$29,704	EURIBOR	2.00%
Interest rate cap	September 5, 2014	December 5, 2016	$37,845	LIBOR	1.00%	(3)

(1)	For notional amounts denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on September 30, 2014.

(2)	Beginning in July 2016, the strike rate of this interest rate cap will increase to 2.00% for the remaining term of the interest rate cap.

(3)
Beginning in January 2015, the strike rate of this interest rate cap will increase to 2.00%, and beginning in January 2016, the strike rate of this interest rate cap will increase to 3.25% for the remaining term.

The table below provides additional information regarding the Company’s foreign currency forward contracts that are outstanding as of September 30, 2014 (in thousands).

Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
June 26, 2014	June 26, 2015	£105,800	USD/GBP	$1.69
September 10, 2014	June 26, 2015	£105,800	GBP/USD	$1.62

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated condensed balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Assets—Derivative instruments” and “Liabilities—Derivative instruments” on the Company’s condensed consolidated balance sheets, as of September 30, 2014 and December 31, 2013 (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$(5,906)	$(9,329)
Interest rate caps	501	4,428	—	—
Foreign currency forward contracts	7,729	866	(577)	(488)
Total derivatives	$8,230	$5,294	$(6,483)	$(9,817)

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Gain (Loss) Recorded on Derivative Instruments
	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Derivatives not designated as hedging instruments:
Interest rate swaps	$876	$831	$3,388	$4,324
Interest rate caps	(457)	(235)	(3,900)	278
Foreign currency forward contracts	8,527	(462)	7,331	5,001
Total gain (loss) on derivatives	$8,946	$134	$6,819	$9,603

8.  DISTRIBUTIONS

The Company has declared distributions for the months of January 2013 through November 2014 at an amount equal to $0.0017808 per share, per day. Hines Moorfield UK Venture I S.A.R.L. (the “Brindleyplace JV”) declared distributions in the amount of $2.0 million and $1.7 million to Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) for the nine months ended September 30, 2014 and 2013, respectively, related to the operations of several properties acquired by the Brindleyplace JV located in Birmingham, England (the “Brindleyplace Project”).

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

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2014
September 30, 2014	$20,453	$23,612	$44,065	$675
June 30, 2014	20,117	23,211	43,328	855
March 31, 2014	18,336	21,079	39,415	680
Total	$58,906	$67,902	$126,808	$2,210
2013
December 31, 2013	$16,458	$18,660	$35,118	$1,454
September 30, 2013	14,561	16,079	30,640	638
June 30, 2013	13,265	14,551	27,816	685
March 31, 2013	12,418	13,772	26,190	554
Total	$56,702	$63,062	$119,764	$3,331

9.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid as of
Type and Recipient	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Selling Commissions- Dealer Manager	$—	$15,151	$27,021	$33,887	$—	$658
Dealer Manager Fee- Dealer Manager	—	5,145	9,334	11,706	—	(5)
Issuer Costs- the Advisor	(86)	1,232	1,967	5,990	52	482
Acquisition Fee- the Advisor and affiliates of Hines	129	9,434	13,606	35,569	1,883	—
Asset Management Fee- the Advisor and affiliates of Hines	8,897	6,175	25,949	13,242	8,916	7,241
Other (1) - the Advisor	1,538	1,321	4,110	3,153	952	1,166
Property Management Fee- Hines	1,681	1,966	4,962	4,174	140	(144)
Development/Construction Management Fee- Hines (2)	807	1,631	2,626	3,079	8	83
Leasing Fee- Hines	128	302	1,567	992	1,354	1,735
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	2,846	1,997	7,812	5,235	3,542	5,203
Due to Affiliates					$16,847	$16,419

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

@1377

In June 2012, the Company entered into a mezzanine loan commitment of $3.2 million (plus any accrued interest) to provide construction financing to the @1377 development, which was completed in March 2014. As of September 30, 2014 and December 31, 2013, $4.0 million and $3.7 million were outstanding under the mezzanine loan, respectively. See Note 1 — Organization for additional information concerning the @1377 development.

Other Affiliate Transactions

In April 2012, the Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that the Company’s modified funds from operations (“MFFO”), as disclosed in each quarterly report, for a particular quarter amounted to less than 100% of the aggregate distributions declared to its stockholders for such quarter. As a result of the fee waiver in 2013, the Advisor waived $3.6 million of asset management fees payable to it during the three months ended March 31, 2013. However, because MFFO exceeded distributions declared to the Company’s stockholders during the three months ended June 30, September 30, and December 31, 2013 no asset management fees were waived during those periods. The Advisor waived a total of $12.2 million through the expiration of the waiver on December 31, 2013. As a result of the waiver of these fees, cash flows from operations that would have been paid to the Advisor for asset management fees were available to pay distributions to stockholders.

In December 2013, the Advisor agreed to waive asset management fees otherwise payable to it for the year ended December 31, 2014 to the extent that the Company’s MFFO for the year ended December 31, 2014, as disclosed in its Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to its stockholders for the year ended December 31, 2014. The Advisor did not waive any asset management fees owed to it during the nine months ended September 30, 2014.

The fee waivers described above are not deferrals and accordingly, any fees that have been or may be waived will not be paid to the Advisor in cash at any time in the future.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Eurohypo, PB Capital Corporation, Landesbank Baden-Württemberg, Commonwealth Bank of Australia, Bank of Western Australia, Deutsche Pfandbriefbank AG, Crédit Agricole, and SMBC Capital Markets, Inc. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of September 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

The following table sets forth the Company’s derivatives which are measured at fair value on a recurring basis, by level within the fair value hierarchy as of September 30, 2014 and December 31, 2013 (all amounts are in thousands):

		Basis of Fair Value Measurements
Period	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Interest rate swaps	$(5,906)	$—	$(5,906)	$—
Interest rate caps	$501	$—	$501	$—
Foreign currency forwards - Assets	$7,729	$—	$7,729	$—
Foreign currency forwards - Liabilities	$(577)	$—	$(577)	$—
December 31, 2013
Interest rate swaps	$(9,329)	$—	$(9,329)	$—
Interest rate caps	$4,428	$—	$4,428	$—
Foreign currency forwards - Assets	$866	$—	$866	$—
Foreign currency forwards - Liabilities	$(488)	$—	$(488)	$—

Other Items

Financial Instruments Fair Value Disclosures

As of September 30, 2014, the Company estimated that the fair value of its notes payable, which had a book value of $2.3 billion, was $2.3 billion. As of December 31, 2013, the Company estimated that the fair value of its notes payable, which had a book value of $2.0 billion, was $2.0 billion. Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of September 30, 2014, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

As of September 30, 2014, the Company estimated that the book values of its real estate loans receivable approximate their fair values. Although the Company has determined the majority of the inputs used to value its real estate notes receivable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of real estate notes receivable utilize Level 3 inputs. However, as of September 30, 2014, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of real estate notes receivable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Financial Instruments Measured on a Nonrecurring Basis

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  As of September 30, 2014, there were no events that have occurred which indicated that fair value adjustments of the Company’s long-lived assets were necessary.

11. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company's investments that are not office properties in “other” based on the geographic location of the investment, due to the Company's ownership of interests in various different types of investments that do not stand alone as their own reportable segment. The Company’s reporting segments consist of the following, based on the Company’s investments as of September 30, 2014:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total Revenue
Domestic office investments	$36,464	$31,683	$109,407	$80,768
Domestic other investments	27,488	17,228	77,473	42,153
International office investments	29,525	27,051	80,894	62,280
International other investments	24,228	14,119	72,895	40,737
Total Revenue	$117,705	$90,081	$340,669	$225,938

For the three and nine months ended September 30, 2014 and 2013 the Company’s total revenue was attributable to the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total Revenue
United States	54%	54%	54%	53%
United Kingdom	20%	14%	19%	16%
Australia	8%	10%	8%	10%
Poland	7%	10%	7%	10%
Russia	5%	6%	5%	7%
France	3%	4%	4%	2%
Germany	3%	2%	3%	2%

For the three and nine months ended September 30, 2014 and 2013, the Company’s property revenues in excess of expenses by segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Property revenues in excess of expenses (1)
Domestic office investments	$22,467	$19,122	$68,957	$50,740
Domestic other investments	16,748	11,105	49,260	26,286
International office investments	30,494	21,513	85,332	50,268
International other investments	11,900	9,484	33,980	26,649
Property revenues in excess of expenses	$81,609	$61,224	$237,529	$153,943

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of September 30, 2014 and December 31, 2013, the Company’s total assets by segment was as follows (in thousands):

	September 30, 2014	December 31, 2013
Total Assets
Domestic office investments	$1,239,313	$1,273,779
Domestic other investments	1,028,796	789,204
International office investments	1,388,073	1,176,394
International other investments	588,613	515,788
Corporate-level accounts	48,488	48,054
Total Assets	$4,293,283	$3,803,219

As of September 30, 2014 and December 31, 2013, the Company’s total assets were attributable to the following countries:

	September 30, 2014	December 31, 2013
Total Assets
United States	53%	55%
United Kingdom	21%	15%
Australia	8%	9%
Poland	7%	9%
Russia	3%	4%
France	4%	5%
Germany	4%	3%

For the three and nine months ended September 30, 2014 and 2013 the Company’s reconciliation to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$81,609	$61,224	$237,529	$153,943
Depreciation and amortization	(49,401)	(37,985)	(146,861)	(95,360)
Acquisition related expenses	(158)	(2,298)	(21,480)	(37,597)
Asset management and acquisition fees	(9,026)	(15,609)	(39,555)	(48,811)
General and administrative expenses	(1,831)	(1,245)	(5,070)	(3,785)
Gain (loss) on derivatives	8,946	134	6,819	9,603
Foreign currency gains (losses)	(3,899)	1,627	(9,651)	(11,626)
Interest expense	(20,357)	(17,515)	(58,280)	(43,200)
Interest income	160	86	437	355
Benefit (provision) for income taxes	(1,865)	(1,245)	(4,635)	(436)
Net income (loss)	$4,178	$(12,826)	$(40,747)	$(76,914)

12. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$46,051	$37,343
Cash paid for taxes	$3,868	$3,793
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$18,084	$12,958
Distributions reinvested	$66,805	$43,080
Non-cash net liabilities acquired	$2,524	$11,682
Accrued capital additions	$3,864	$7,956

13. COMMITMENTS AND CONTINGENCIES

In November 2013, Dorsey & Whitney LLP signed a lease renewal for its space in 50 South Sixth located in Minneapolis, Minnesota. In connection with this renewal, the Company committed to fund $20.8 million of tenant improvements and leasing commissions related to its space, to be paid in future periods. As of September 30, 2014, $13.3 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

14. SUBSEQUENT EVENTS

Debt Financings

In November 2014, the Company retired its mortgage facility secured by the Campus at Marlborough. The Company paid $53.6 million, the outstanding balance under the note, using proceeds from its Revolving Credit Facility. See Note 6 — Debt Financings for additional information regarding the secured mortgage debt for the Campus at Marlborough.

818 Bourke

In October 2014, the Company acquired 818 Bourke, a Class A office building located in Melbourne, Australia. 818 Bourke consists of 251,038 square feet and is 98% leased. The contract purchase price for 818 Bourke was 152.5 million AUD (approximately $135.7 million assuming an exchange rate of $0.89 per AUD as of the transaction date). The acquisition was funded with proceeds from the Revolving Credit Facility and a 91.5 million AUD (approximately $81.4 million assuming an exchange rate of $0.89 per AUD as of the transaction date) mortgage loan.

144 Montague Road

In November 2014, the Company entered into a contract to sell 144 Montague Road, located in the South Brisbane submarket of Brisbane, Australia. The net contract sales price for 144 Montague Road is expected to be approximately 93.0 million AUD (approximately $80.9 million assuming an exchange rate of $0.87 per AUD as of the transaction date), exclusive of transaction costs and closing prorations. The Company originally acquired its interest in 144 Montague Road in April 2012 for $91.3 million. The Company expects the closing of this sale to occur in November 2014.

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

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

—
Whether we will have the opportunity to invest distribution reinvestment plan proceeds to acquire properties or other investments or whether such proceeds will be needed to redeem shares or for other purposes, and if proceeds are available for investment, our ability to make such investments in a timely manner and at appropriate amounts that provide acceptable returns;

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) and its subsidiary, Hines Global REIT Properties, LP (the “Operating Partnership”) were formed in December 2008 and January 2009, respectively, to invest in a diversified portfolio of quality commercial real estate properties and related investments in the United States and internationally. On August 5, 2009, we commenced our initial public offering of common stock for sale to the public (the “Initial Offering”) which expired on February 1, 2013. We commenced a follow-on offering effective February 4, 2013, through which we offered up to $3.5 billion in shares of common stock (the “Second Offering”), and we ceased offering primary shares pursuant to the Second Offering on April 11, 2014. We commenced a $500.0 million offering of shares of our common stock under our distribution reinvestment plan on April 24, 2014 (the “DRP Offering”). Collectively through our public offerings, we received gross offering proceeds of $2.8 billion from the sale of 276.1 million shares from inception through September 30, 2014.

Our board of directors established an offering price of $10.40 per share for primary shares in the Second Offering and an estimated net asset value (“NAV”) per share of $8.90 effective March 4, 2014. These amounts represent an increase from the previous offering price of $10.28 per share and estimated NAV per share of $8.78, which were established in February 2013. The increases in these per share amounts were largely due to a 4.7% increase in the aggregate appraised value of our real estate property investments when such value is compared to (i) the previously determined appraised value of our assets (for assets that were acquired prior to 2013) and (ii) to the cost of our assets that were acquired during 2013.
We are approaching the end of our investing phase and one of our primary investment objectives was to invest in a real estate portfolio that is diversified by asset type, geographic area, lease expirations and tenant industries. We have made significant progress toward this objective. As of September 30, 2014, we owned interests in 41 real estate investments which contain, in the aggregate, 14.5 million square feet of leasable space. These investments consisted of:

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

The following tables provide additional information regarding each of the properties in which we owned an interest as of September 30, 2014.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Office Investments
17600 Gillette	Irvine, California	Office	6/2010; $20.4	13.4%	106,107	100%
Hock Plaza	Durham, North Carolina	Office	9/2010; $97.9	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	Office	11/2010; $185.0	7.4%	698,783	97%
250 Royall	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	95%
9320 Excelsior	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	282,773	100%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	99%
The Campus at Playa Vista	Los Angeles, California	Office	5/2013; $216.6	5.7%	324,955	97%
2300 Main	Irvine, California	Office	8/2013; $39.5	6.4%	132,064	100%
55 M Street	Washington, D.C.	Office	12/2013; $140.9	4.8%	267,339	89%
Total for Domestic Office Investments					3,621,215	97%

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Other Investments
Southpark	Austin, Texas	Industrial	10/2010; $31.2	8.5%	372,125	100%
Komo Plaza (f/k/a Fisher Plaza)	Seattle, Washington	Mixed-Use	12/2011; $160.0	7.9%	293,727	92%
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	380,313	98%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,477	93%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	762,762	89%
The Rim	San Antonio, Texas	Retail	02/2014: $176.3	5.9%	658,964	100%
@1377	Atlanta, Georgia	Multi-family	03/2014: $31.9	5.0% (4)	186,035	97%
Waterwall Place	Houston, Texas	Multi-family	07/2014; $64.5	7.8% (4)	316,299	81%
Total for Domestic Other Investments					3,287,702	94%

International Office Investments
Stonecutter Court	London, England	Office	3/2011; $145.6	6.8%	152,808	100%
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	86,692	100%
144 Montague	Brisbane, Australia	Office	4/2012; $91.3	8.7%	164,839	100%
100 Brookes St.	Brisbane, Australia	Office	7/2012; $67.6	10.5%	105,637	100%
Mercedes Benz Bank	Stuttgart, Germany	Office	2/2013; $70.2	8.8%	255,926	100%
465 Victoria	Sydney, Australia	Office	2/2013; $90.8	8.0%	171,652	98%
One Westferry Circus	London, England	Office	2/2013; $124.6	7.4%	220,575	100%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,182	99%
825 Ann	Brisbane, Australia	Office	4/2013; $128.2	8.0%	206,505	100%
Perspective Défense	Paris, France	Office	6/2013; $165.8	8.5%	289,667	100%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	455,687	100%
Total for International Office Properties					2,594,170	100%

International Other Investments
Brindleyplace Project	Birmingham, England	Mixed-Use	7/2010; $282.5	7.0%	567,691	97%
FM Logistic	Moscow, Russia	Industrial	4/2011; $70.8	11.2%	748,578	100%
Poland Logistics Portfolio	Poland (5)	Industrial	3/2012 & 10/2012; $157.2	8.1%	2,345,981	86%
Fiege Mega Centre	Erfurt, Germany	Industrial	10/2013; $53.6	7.7%	952,540	100%
Simon Hegele Logistics	Forchheim, Germany	Industrial	6/2014; $49.2	7.1%	371,345	100%
Total for International Other Investments					4,986,135	93%
Total for All Investments					14,489,222	96%	(6)

(1)
Represents the percentage leased based on the effective ownership of the Operating Partnership in the properties listed. On September 30, 2014, the Company owned a 99.99% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. We own a 60% interest in the Brindleyplace Project through our investment in the Brindleyplace JV. See Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions for additional information concerning the Brindleyplace Project and the Brindleyplace JV.

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

(5)	The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(6)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is also 96%.

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

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. We have committed to investing up to $49.4 million into the Flagship JV. The joint venture has nine loans receivable, totaling $49.0 million, outstanding as of September 30, 2014. We are not affiliated with Flagship Capital GP.

•
The Rim Loan Receivable — a variable interest entity ("VIE") that that was formed to provide $29.8 million in construction financing to the developer of four additional retail parcels at The Rim, a 658,964 square-foot outdoor retail center located in San Antonio, Texas. As of September 30, 2014, we had loaned $5.7 million to the developer. We are not affiliated with the developer of the project.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2013 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during 2014.

Financial Condition, Liquidity and Capital Resources

To date, our principal demands for funds have been to purchase real estate properties and make other real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on indebtedness. Generally, we expect to meet operating cash needs from our cash flows from operating activities, and we expect to meet cash needs for acquisitions and investments primarily from the net proceeds of our public offerings and from debt proceeds.

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

In December 2013, the Advisor agreed to waive asset management fees otherwise payable to it for the year ended December 31, 2014 to the extent that the Company’s MFFO for the year ended December 31, 2014, as disclosed in its Annual Report on Form 10-K for such year, amounted to less than 100% of the aggregate distributions declared to its stockholders for the year ended December 31, 2014. As MFFO has exceeded distributions, the Advisor did not waive any asset management fees owed to it during the nine months ended September 30, 2014. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances from our Advisor and cash resulting from a waiver or deferral fees.

We believe that the proper use of leverage can enhance returns on real estate investments. As of September 30, 2014, our portfolio was 47% leveraged, based on the values of our real estate investments. As of September 30, 2014, we had $2.3 billion of principal outstanding under our various loan agreements with a weighted average interest rate of 3.2%, including the effects of related interest rate swaps.

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

Net cash provided by operating activities for the nine months ended September 30, 2014 was $111.7 million compared to $25.8 million for the nine months ended September 30, 2013. The increase in cash provided by operating activities is primarily due to our acquisition of additional properties during 2013 and 2014. Additionally, we paid $32.2 million in acquisition fees and expenses during the nine months ended September 30, 2014, compared with $70.9 million during the nine months ended September 30, 2013. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital.

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to payments made for the acquisition of our real estate investments and activities related to our loans receivable. Net cash used in investing activities decreased $867.8 million for the nine months ended September 30, 2014 compared to the same period in 2013. The factors that contributed to the change between the two periods are summarized below.

2014

•	We had cash outflows of $594.1 million related to our acquisition of three real estate investments.

•	We paid $6.9 million in capital expenditures at our operating properties and paid $36.8 million in capital expenditures at our multi-family development projects in Houston, Texas and Miami, Florida.

•	We made real estate loans of $29.1 million and received proceeds from the collection of real estate loans receivable of $13.9 million.

•	We had an increase in restricted cash of $9.0 million primarily related to escrows required by several of our outstanding mortgage loans.

2013

•	We had cash outflows of $1.5 billion related to our acquisition of eleven real estate investments.

•	We paid $9.1 million in capital expenditures at our operating properties and paid $31.3 million in capital expenditures at our multi-family development projects in Houston, Texas and Miami, Florida.

•	We made real estate loans of $12.4 million and received proceeds from the collection of real estate loans receivable of $6.8 million.

•	We had an increase in restricted cash of $6.5 million related to escrows required by several of our outstanding mortgage loans and security deposits at New City.

Cash Flows from Financing Activities

Public Offerings

As described previously, we ceased offering primary shares pursuant to the Second Offering in April 2014. During the nine months ended September 30, 2014 and 2013, respectively, we raised proceeds of $378.8 million and $469.5 million from our public offerings, excluding proceeds from the distribution reinvestment plan. In addition, during the nine months ended September 30, 2014 and 2013, respectively, we redeemed $25.9 million and $14.3 million in shares of our common stock through our redemption plan.

In addition to the investing activities described above, we use proceeds from our public offerings to make certain payments to the Advisor, Hines Securities, Inc. (the “Dealer Manager”) and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the nine months ended September 30, 2014 and 2013, respectively, we made payments of $39.4 million and $52.2 million, for selling commissions, dealer manager fees and issuer costs related to our public offerings. The decrease in these payments is primarily related to the closing of our Second Offering in April 2014.

Distributions

We have declared distributions for the months of January 2013 through November 2014 at an amount equal to $0.0017808 per share, per day. Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. Distributions paid to stockholders (including those reinvested in stock) during the three months ended September 30, 2014 and 2013 were $44.0 million and $29.6 million, respectively. Distributions paid to stockholders during the nine months ended September 30, 2014 and 2013 were $124.8 million and $82.2 million, respectively.

Hines Moorfield UK Venture I S.A.R.L. (the “Brindleyplace JV”) declared distributions related to the operations of the Brindleyplace Project of $2.0 million and $1.7 million to Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) for the nine months ended September 30, 2014 and 2013, respectively. The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders (Hines Global REIT Associates Limited Partnership, Moorfield and Flagship Capital GP) as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities
2014
September 30, 2014	$20,453	$23,612	$44,065	$675	$44,740	100%	$—	—%
June 30, 2014	20,117	23,211	43,328	855	34,370	78%	9,813	22%
March 31, 2014	18,336	21,079	39,415	680	19,326	48%	20,769	52%
Total	$58,906	$67,902	$126,808	$2,210	$98,436	87%	$30,582	13%
2013
December 31, 2013	$16,458	$18,660	$35,118	$1,454	$14,713	40%	$21,859	60%
September 30, 2013	14,561	16,079	30,640	638	4,234	14%	27,044	86%
June 30, 2013	13,265	14,551	27,816	685	20,934	73%	7,567	27%
March 31, 2013	12,418	13,772	26,190	554	643	2%	26,101	98%
Total	$56,702	$63,062	$119,764	$3,331	$40,524	33%	$82,571	67%

Our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid to stockholders. We funded 13% and 70% of total distributions for the nine months ended September 30, 2014 and 2013, respectively, with cash flows from financing activities, which include proceeds from our public offerings and proceeds from our debt financings. Also, during the nine months ended September 30, 2014 and 2013, respectively, we paid $32.2 million and $70.9 million in acquisition fees and expenses. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital. See “— Results of Operations — Funds from Operations and Modified Funds from Operations” for additional information regarding our fund performance.

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments. During the nine months ended September 30, 2014, we entered into $233.7 million of mortgage financing with a weighted average interest rate of 3.3%, related to our acquisitions. Additionally, two of our multi-family development projects borrowed $37.8 million to fund construction costs. The Flagship JV borrowed $23.1 million under its revolving credit facility related to the funding of its loans receivable during the period and made payments of $14.1 million under its revolving credit facility related to the receipt of real estate loan proceeds. Also, in July 2014, the Flagship JV entered into a new credit agreement and retired its existing credit agreement, of which $4.8 million was outstanding at the time.

We use borrowings under our term loan and revolving credit facility (the “Revolving Credit Facility”) with JPMorgan Chase Bank, National Association to provide funding for near-term investments or working capital needs. During the nine months ended September 30, 2014, we borrowed approximately $538.4 million and made payments of $492.7 million under the Revolving Credit Facility. We also made payments of $3.9 million for financing costs related to our loans outstanding.

During the nine months ended September 30, 2013, we entered into $572.1 million of mortgage financing with a weighted average interest rate of 3.0%, related to the acquisition of eleven operating properties with an aggregate net purchase price of $1.5 billion. Additionally, two of our multi-family development projects borrowed $31.3 million to fund construction costs.

During the nine months ended September 30, 2013, we borrowed $1.2 billion under our Revolving Credit Facility and bridge loan and made payments of $664.7 million. Additionally, we made payments of $58.5 million (net of hedge settlement) and received proceeds of $5.3 million on the $56.3 million AUD credit facility related to 144 Montague.

Additionally, during the nine months ended September 30, 2013, we made payments of $9.4 million for financing costs related to our loans and $3.9 million related to our interest rate caps.

Results of Operations

Same-store Analysis

We owned 41 real estate investments that were 96% leased as of September 30, 2014, compared to 36 real estate investments that were 97% leased as of September 30, 2013. The following table presents the property-level revenues in excess of expenses for the three months ended September 30, 2014, as compared to the same period in 2013, by reportable segment.

Same-store properties for the three months ended September 30, 2014 include 31 properties owned as of July 1, 2013 that were 95% leased as of September 30, 2014 compared to 97% leased as of September 30, 2013. Further, the results below also reflect the Flagship JV and a multi-family project that has not been completed as of September 30, 2014. As we have been in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties, as indicated by the same-store analysis in the tables below. All amounts are in thousands, except for percentages:

	Three Months Ended September 30,		Change
	2014	2013	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$19,621	$19,081	$540	3%
Domestic other investments	8,018	7,489	529	7%
International office investments	22,409	21,396	1,013	5%
International other investments	10,015	9,481	534	6%
Total same-store properties	60,063	57,447	2,616	5%
Recent acquisitions	21,546	3,777	17,769	470%
Total property revenues in excess of expenses	$81,609	$61,224	$20,385	33%

Other
Depreciation and amortization	$49,401	$37,985	$11,416	30%
Interest expense	$20,357	$17,515	$2,842	16%
Income tax provision (benefit)	$1,865	$1,245	$620	50%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

In total, property revenues in excess of expenses of our same-store properties increased by 5% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

•	International office investments:

◦
The average exchange rate between the British pound and U.S. dollar increased by more than 8% during the three months ended September 30, 2014 compared to the same period in 2013, which increased property revenues in excess of expenses by approximately $0.5 million at our properties in the United Kingdom during the three months ended September 30, 2014.

◦
For the three months ended September 30, 2013, 825 Ann recorded $0.3 million in bad debt which was related to ongoing lease negotiations with one of its tenants.  This charge reduced the rental revenue at 825 Ann for the three months ended September 30, 2013 as compared to the same period in 2014.

Recent acquisitions are responsible for the increases in depreciation and amortization, interest expense, and income tax provision identified in the table above.

The following table presents the property-level revenues in excess of expenses for the nine months ended September 30, 2014, as compared to the same period in 2013, by reportable segment. Same-store properties for the nine months ended September 30, 2014 include 21 properties owned as of January 1, 2013 that were 94% leased as of September 30, 2014 compared to 97% leased as of September 30, 2013. Further, the results below also reflect the Flagship JV and a multi-family project that has not been completed as of September 30, 2014. All amounts are in thousands, except for percentages:

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$40,997	$39,056	$1,941	5%
Domestic other investments	23,405	22,675	730	3%
International office investments	25,382	24,332	1,050	4%
International other investments	29,889	26,646	3,243	12%
Total same-store properties	$119,673	$112,709	$6,964	6%
Recent acquisitions	117,856	41,234	76,622	186%
Total property revenues in excess of expenses	$237,529	$153,943	$83,586	54%

Other
Depreciation and amortization	$146,861	$95,360	$51,501	54%
Interest expense	$58,280	$43,200	$15,080	35%
Income tax provision (benefit)	$4,635	$436	$4,199	963%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

In total, property revenues in excess of expenses of our same-store properties increased by 6% for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

•	Domestic office investments:

◦	Revenue at 17600 Gillette increased by $1.5 million due to termination fees from a tenant in March 2014. The previous tenant vacated its space and the space has been re-leased to a new tenant.

◦	Revenue increased $0.3 million due to lease termination revenue recognized at Fifty South Sixth.

•	International other investments:

◦	We experienced a $4.0 million increase in rental revenue at the Brindleyplace Project, which is mostly due to a new tenant that took occupancy in the third quarter of 2013.

◦
We experienced a $0.9 million decrease in property revenues in excess of expenses at one of our properties in the Poland Logistics Portfolio resulting from vacant space. As of September 30, 2014, the Poland Logistics Portfolio was 86% leased compared to 96% leased as of September 30, 2013.

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

The table below summarizes the activity related to our derivatives for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gain (loss) on interest rate contracts	$419	$596	$(512)	$4,602
Unrealized gain (loss) on foreign currency forward contracts	8,527	(1,118)	6,774	750
Gain (loss) on settlement of foreign currency forward contracts	—	656	557	4,251
Gain (loss) on derivative instruments	$8,946	$134	$6,819	$9,603

Other Expenses

The tables below provide detail relating to our asset management and acquisition fees, acquisition-related expenses, and general and administrative expenses for the three and nine months ended September 30, 2014 and 2013.  All amounts in thousands, except percentages:

	Three Months Ended September 30,		Change
	2014	2013	$	%
Acquisition fee	$129	$9,434	$(9,305)	(99)%
Asset management fee	$8,897	$6,175	$2,722	44%
Asset management and acquisition fees	$9,026	$15,609	$(6,583)	(42)%

Acquisition-related expenses	$158	$2,298	$(2,140)	(93)%
General and administrative expenses	$1,831	$1,245	$586	47%

The changes identified in the table above are primarily due to the following:

•
We pay our Advisor acquisition fees equal to 2.25% of the net purchase price of our real estate investments. The decrease in acquisition fees identified above is a result of a decrease in our acquisition activity. For the three months ended September 30, 2014, there were no acquisitions compared to three real estate investments with an aggregate net purchase price of $337.5 million for the three months ended September 30, 2013. The fees recorded for the three months ended September 30, 2014 were related to the funding of the loan made to the developer of additional retail parcels at The Rim.

•
We pay monthly asset management fees to our Advisor based on an annual fee of 1.5% of the net equity capital invested in real estate. Asset management fees were higher for the three months ended September 30, 2014 compared to the same period in 2013, primarily due to our acquisition of additional real estate investments in 2013 and 2014.

•
Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. These costs vary significantly from one acquisition to another. In general, the decrease is a result of fewer acquisitions completed during the current period.

•
General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. The increase in our general and administrative costs is primarily due to higher insurance premiums in the director and officer insurance policies and increased transfer agent costs resulting from an increase in the number of stockholders compared to the same period in 2013.

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Acquisition fee	$13,606	$35,569	$(21,963)	(62)%
Asset management fee	$25,949	$13,242	$12,707	96%
Asset management and acquisition fees	$39,555	$48,811	$(9,256)	(19)%

Acquisition-related expenses	$21,480	$37,597	$(16,117)	(43)%
General and administrative expenses	$5,070	$3,785	$1,285	34%

The changes identified in the table above are primarily due to the following:

•
The decrease in acquisition fees identified above is a result of a decrease in our acquisition activity. For the nine months ended September 30, 2014, we acquired three real estate investments with an aggregate net purchase price of $597.2 million compared to eleven real estate investments with an aggregate net purchase price of $1.5 billion for the nine months ended September 30, 2013.

•
Asset management fees were higher for the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to our acquisition of additional real estate investments beginning in 2013 and the waiver of $3.6 million of asset management fees by the Advisor for the nine months ended September 30, 2013. See “— Financial Condition, Liquidity and Capital Resources” for additional information regarding the Advisor’s asset management fee waivers.

•
Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. These costs vary significantly from one acquisition to another. In general, the decrease is a result of fewer acquisitions completed during the current period.

•
The increase in our general and administrative costs is primarily due to higher insurance premiums in the director and officer insurance policies and increased transfer agent costs resulting from an increase in the number of stockholders, compared to the same period in 2013.

Foreign Currency Gains (Losses)

Foreign currency gains (losses) reflect the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than our functional currencies. During the nine months ended September 30, 2014 and 2013, these losses were primarily related to the effect of remeasuring our borrowings denominated in foreign currencies into U.S. dollars and the changes in the related exchange rate between the date of the borrowing and the end of each period.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the three and nine months ended September 30, 2014 and 2013 and the period from inception (December 10, 2008) through September 30, 2014. As we have recently completed the capital raising phase of our life cycle and are still in the acquisition phase of our life cycle, FFO and MFFO are not useful in comparing operations for the two periods presented below. We expect revenues and expenses to increase in future periods as we acquire additional investments.

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (December 10, 2008) through September 30, 2014
	2014	2013	2014	2013
Net income (loss)	$4,178	$(12,826)	$(40,747)	$(76,914)	$(250,637)
Depreciation and amortization (1)	49,401	37,985	146,861	95,360	440,979
Adjustments for noncontrolling interests (2)	(1,590)	(1,327)	(4,987)	(3,639)	(14,267)
Funds from operations	51,989	23,832	101,127	14,807	176,075
Loss (gain) on derivative instruments (3)	(8,946)	(134)	(6,819)	(9,603)	(4,403)
Loss (gain) on foreign currency (4)	2,687	(1,048)	8,990	11,296	14,968
Other components of revenues and expenses (5)	(4,537)	(2,962)	(11,941)	(4,220)	(20,764)
Acquisition fees and expenses (6)	248	11,732	35,043	73,094	190,833
Adjustments for noncontrolling interests (2)	841	768	2,551	1,755	(846)
Modified Funds From Operations	$42,282	$32,188	$128,951	$87,129	$355,863
Basic and Diluted Loss Per Common Share Attributable to Common Stockholders	$0.01	$(0.07)	$(0.17)	$(0.45)	$(2.46)
Funds From Operations Per Common Share	$0.19	$0.13	$0.39	$0.08	$1.73
Modified Funds From Operations Per Common Share	$0.16	$0.17	$0.49	$0.50	$3.50
Weighted Average Shares Outstanding	268,982	187,205	260,981	174,250	101,589

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

(5)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (December 10, 2008) through September 30, 2014
	2014	2013	2014	2013
Straight-line rent adjustment (a)	$(6,973)	$(4,758)	$(19,636)	$(9,349)	$(46,501)
Amortization of lease incentives (b)	1,090	433	2,925	1,092	5,376
Amortization of out-of-market leases (b)	1,186	1,488	4,372	3,947	18,014
Other	160	(125)	398	90	2,346
	$(4,537)	$(2,962)	$(11,941)	$(4,220)	$(20,765)

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

•
Amortization of deferred financing costs was $1.7 million and $1.4 million for the three months ended September 30, 2014 and 2013, respectively. Amortization of deferred financing costs was $4.8 million and $3.8 million for the nine months ended September 30, 2014 and 2013, respectively.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from our public offerings. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. The Advisor has not waived any fees payable to it during the nine months ended September 30, 2014. During the three months ended March 31, 2013, the Advisor waived $3.6 million in asset management fees. However, because MFFO exceeded distributions declared to the Company’s stockholders during the three months ended June 30, September 30, and December 31, 2013, no asset management fees were waived during those periods. The Advisor waived a total of $12.2 million in asset management fees through the expiration of the waiver on December 31, 2013. For additional information regarding the Advisor’s asset management fee waivers, please see “—Financial Condition, Liquidity and Capital Resources.”

From inception through September 30, 2014, we declared distributions to our stockholders totaling $381.7 million, compared to total aggregate FFO of $176.1 million and cash flows from operating activities of $198.4 million. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income (loss) and FFO. From inception through September 30, 2014, we incurred acquisition fees and expenses totaling $190.8 million. For the nine months ended September 30, 2014, we declared distributions to our stockholders totaling $126.8 million, compared to total aggregate FFO of $101.1 million. For the nine months ended September 30, 2013, we declared distributions to our stockholders totaling $84.6 million, compared to total aggregate FFO loss of $14.8 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Debt Financings

In November 2014, we retired our mortgage facility secured by the Campus at Marlborough. We paid $53.6 million, the outstanding balance under the note, using proceeds from our Revolving Credit Facility. See Note 6 — Debt Financings for additional information regarding our secured mortgage debt for the Campus at Marlborough.

818 Bourke

In October 2014, we acquired 818 Bourke, a Class A office building located in Melbourne, Australia. 818 Bourke consists of 251,038 square feet and is 98% leased. The contract purchase price for 818 Bourke was 152.5 million AUD (approximately $135.7 million assuming an exchange rate of $0.89 per AUD as of the transaction date). The acquisition was funded with proceeds from our Revolving Credit Facility and an 91.5 million AUD (approximately $81.4 million assuming an exchange rate of $0.89 per AUD as of the transaction date) mortgage loan.

144 Montague Road

In November 2014, we entered into a contract to sell 144 Montague Road, located in the South Brisbane submarket of Brisbane, Australia. The net contract sales price for 144 Montague Road is expected to be approximately 93 million AUD (approximately $80.9 million assuming an exchange rate of $0.87 per AUD as of the transaction date), exclusive of transaction costs and closing prorations. We originally acquired our interest in 144 Montague Road in April 2012 for $91.3 million. We expect the closing of this sale to occur in November 2014.

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

At September 30, 2014, we had fixed-rate debt of $847.2 million and variable-rate debt of $1.4 billion, after adjusting for the $327.9 million notional amount of our interest rate swap contracts. If interest rates were to increase by 1% and all other variables were held constant, we would incur $14.0 million in additional annual interest expense associated with our variable-rate debt. Additionally, we have notional amounts of approximately $521.1 million in interest rate caps to cap our variable-rate debt. As of September 30, 2014, the variable interest rates did not exceed their capped interest rates.

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

	Reduction in Book Value as of September 30, 2014	Reduction in Net Income (Loss) for the Nine Months Ended September 30, 2014
AUD	$6,830	$207
EUR	$13,114	$1,962
GBP	$39,097	$2,090

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of November 13, 2014, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

All eligible requests for redemption that were received for the three months ended September 30, 2014 were redeemed and the redemptions were funded with proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
July 1, 2014 to July 31, 2014	370,985	$9.84	370,985	405,750
August 1, 2014 to August 31, 2014	455,402	$10.02	455,402	348,650
September 1, 2014 to September 30, 2014	217,276	$9.58	217,276	587,286
Total	1,043,663	$9.81	1,043,663

(1)
This amount represents the number of shares available for redemption on September 30, 2014. Our share redemption program was first announced at the commencement of our initial public offering in February 2009. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year, and unless our board of directors determines otherwise, redemptions will be further limited to the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder.

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

HINES GLOBAL REIT, INC.

November 13, 2014	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

November 13, 2014	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.		Description
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
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 13, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*		Filed herewith