Form 10-K
period 2014-12-31
Hines Global REIT, Inc.
filed 2015-03-30
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
The registrant had 271.5 million shares of common stock outstanding as of March 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement in connection with its 2015 annual meeting of stockholders are incorporated by reference in Part III.

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

Item 1.  Business

General Description of Business and Operations

Hines Global REIT, Inc. (“Hines Global”) was incorporated under the Maryland General Corporation Laws on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global raised approximately $2.8 billion through two public offerings from August 2009 through April 2014 to provide the equity capital for its real estate investments. Hines Global continues to offer up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Hines Global engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for its public offerings.

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

We are approaching the end of our investing phase and one of our primary investment objectives was to invest in a real estate portfolio that is diversified by asset type, geographic area, lease expirations and tenant industries. We believe that we have substantially achieved this objective. As of December 31, 2014, we owned interests in 40 real estate investments which contain, in the aggregate, 14.4 million square feet of leasable space, and we believe each property is suitable for its intended purpose. These investments consisted of:

•	Domestic office investments (11 investments)

•	Domestic other investments (10 investments)

•	International office investments (10 investments)

•	International other investments (9 investments)

We have no employees. Our business is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of Hines, under the terms and conditions of an advisory agreement between us and the Advisor (the “Advisory Agreement”). As compensation for these services, we pay or have paid the Advisor asset management, acquisition, debt financing and disposition fees and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the advisory agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by or for the benefit of Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 3,450 employees have over 50 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

Acquisition and Investment Policies

As of March 4, 2015, we have invested all of the proceeds raised through our public offerings. We may make additional investments in the future, from time to time. However, these investments will be funded with proceeds from the dispositions of other real estate investments or debt financings. We have invested in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Our principal targeted assets have been investments in properties, and other real estate investments that relate to properties, that have quality construction and desirable locations which can attract quality tenants. These types of investments are generally located in central business districts or suburban markets of major metropolitan cities worldwide. We have invested in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant. See “Item 2. Properties”, for additional information regarding our real estate portfolio.

Financing Strategy and Policies

We have and may continue to use debt financing from time to time for acquisitions, property improvements, lease inducements, tenant improvements, redemptions and other working capital needs. As of December 31, 2014, our portfolio was 44% leveraged based on the values of our real estate investments.

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

We have declared distributions for the months of January 2012 through March 2015 at an amount equal to $0.0017808 per share. In our initial quarters of operations, and from time to time thereafter, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We funded 50% of total distributions for 2012, 67% of total distributions for 2013 and 19% of total distributions for 2014 with cash flows from financing activities, which include proceeds from our public offerings and proceeds from our debt financings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” for additional information regarding our distributions.

During the years ended December 31, 2014, 2013, and 2012, respectively, we paid $44.3 million, $83.1 million and $29.6 million in acquisition fees and expenses. Under accounting principles generally accepted in the United States (“GAAP”), acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations” for additional information regarding our fund performance.

In April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it for each quarter in 2012 and 2013 to the extent that our modified funds from operations (“MFFO”) for a particular quarter, as disclosed in each quarterly report, amounted to less than 100% of the aggregate distributions declared to our stockholders for such quarter. As a result of these waivers, the Advisor waived $12.2 million of asset management fees payable to it for these periods, in aggregate. These fee waivers are not deferrals and accordingly, these fees will not be paid to the Advisor in cash at any time in the future.

Additionally, our Advisor agreed to waive asset management fees otherwise payable to it for the years ended December 31, 2014 and 2015, respectively, to the extent that our MFFO for the years ended December 31, 2014 and 2015 as disclosed in our Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to our stockholders for such year. However because MFFO exceeded distributions declared to our stockholders during the year ended December 31, 2014, the Advisor did not waive any asset management fees.

Tax Status

We have elected to be treated as a REIT under the Code. Our management believes that we operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2014, 2013 and 2012 in the accompanying consolidated financial statements.  In 2014, 2013 and 2012, income tax expense recorded by the Company was primarily comprised of foreign income taxes related to the operation of its international properties.

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

We believe Hines’ extensive real estate experience and depth and breadth of its organization of 3,450 employees located in over 100 cities across the United States and 18 foreign countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. During the years ended December 31, 2014 and 2013, respectively, we did not earn more than 10% of its total rental revenue from any individual tenant.

Of our total rental revenue for the year ended December 31, 2012, approximately 10% was earned from a tenant in the accounting industry that has leases that expire in 2016, 2019 and 2024.

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

Risks Related to Our Business in General

A prolonged national or world-wide economic downturn or volatile capital market conditions could adversely affect our results of operations and our ability to pay distributions to our stockholders.
If disruptions in the capital and credit markets occur again, as have been experienced during recent years, they could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our investment strategy.

If these disruptions in the capital and credit markets should occur again as a result of, among other factors, uncertainty, changing or increased regulation, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.

We believe the risks associated with our business are more severe during periods of economic downturn if these periods are accompanied by declining values in real estate. For example, a prolonged economic downturn could negatively impact our property investments as a result of increased customer delinquencies and/or defaults under our leases, generally lower demand for rentable space, potential oversupply of rentable space leading to increased concessions, and/or customer improvement expenditures, or reduced rental rates to maintain occupancies.

Our operations could be negatively affected to a greater extent if an economic downturn occurs again, is prolonged or becomes more severe, which could significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders and may result in a decrease in the value of our stockholders’ investment.

Yields on and safety of deposits may be lower due to the extensive decline in the financial markets.

We may hold funds in investments, including money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. Continued or unusual declines in the financial markets could result in a loss of some or all of these funds. In particular, money market funds have experienced intense redemption pressure in recent years and have had difficulty satisfying redemption requests. As a result, we may not be able to access the cash in our money market investments. In addition, current yields from these investments are minimal.

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

Lenders may require us to enter into restrictive covenants that relate to or otherwise limit our operations, which could limit our ability to make distributions to our stockholders, to replace the Advisor or to otherwise achieve our investment objectives.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage property, discontinue insurance coverage, or make distributions under certain circumstances. In addition, provisions of our loan documents may deter us from replacing the Advisor because of the consequences under such agreements and may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

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

We are different in some respects from other investment vehicles sponsored by Hines, and therefore the past performance of such investment vehicles may not be indicative of our future results and Hines has limited experience in acquiring and operating certain types of real estate investments that we may acquire.

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

The past performance of other real estate investment vehicles sponsored by Hines or its affiliates may not be indicative of our future results, and we may not be able to successfully operate our business and implement our investment strategy, which may be different in a number of respects from the operations previously conducted by Hines. In addition, Hines has limited experience in acquiring and operating certain types of real estate investments that we may acquire as a significant amount of real estate investments that have been made by Hines’ other investment vehicles have consisted of acquisitions and development of office or industrial properties or land. We may therefore need to use third parties to source or manage investments in which Hines has limited experience. In addition, a significant portion of Hines’ other programs and investments involve development projects. Although we have invested in development projects, we do not anticipate that a significant portion of the proceeds from our public offerings will be invested in development projects. As a result of all of these factors, our stockholders should not rely on the past performance of other investment vehicles sponsored by Hines and its affiliates to predict, or as an indication of, our future performance.

Our success will be dependent on the performance of Hines as well as key employees of Hines. Certain other investment vehicles sponsored by Hines have experienced adverse developments in recent years and there is a risk that we may experience similar adverse developments.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of Hines and its affiliates as well as key employees of Hines in the identification and acquisition of investments, the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. Our board of directors and the Advisor have broad discretion when identifying, evaluating, making and managing our investments. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. We will rely on the management ability of Hines and the oversight of our board of directors as well as the management of any entities or ventures in which we invest.

We may not be able to retain our key employees. For example, Charles N. Hazen, our former Chief Executive Officer and President, resigned from these positions effective March 15, 2013. Sherri W. Schugart succeeded Mr. Hazen in these positions as of the same date. In connection with Ms. Schugart’s new roles, Ms. Schugart resigned from her role as Chief Operating Officer and this role has remained vacant following her resignation. To the extent we are unable to retain and/or find qualified successors for key employees that depart from the Company, our results of operations may be adversely impacted. Our officers and the management of the Advisor also serve in similar capacities for numerous other entities. If Hines (or any of its key employees) is distracted by these other activities or suffers from adverse financial or operational problems in connection with its operations unrelated to us, the ability of Hines and its affiliates to allocate time and/or resources to our operations may be adversely affected. If Hines is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted. We will not provide key-man life insurance policies for any of Hines’ key employees. Please see “— Risks Related to Potential Conflicts of Interest — Employees of our Advisor and Hines will face conflicts relating to time management and allocation of resources and investment opportunities.”

Certain other investment vehicles sponsored by Hines have experienced adverse developments in recent years. For example, in December 2009, Hines Real Estate Income Trust, Inc. (“Hines REIT”) suspended its share redemption program, except with respect to redemptions in connection with the death or disability of a stockholder. Hines REIT re-opened its share redemption program with respect to ordinary redemption requests in April 2013. As of December 31, 2014, shares redeemed pursuant to the share redemption program were redeemed at $5.45 per share, with respect to ordinary redemption requests, and $6.40 per share with respect to requests in connection with the death or disability of a stockholder. In May 2011, November 2012, April 2013, November 2013 and December 2014, Hines REIT’s board of directors determined an estimated per share net asset value, or NAV, of $7.78, $7.61, $6.75, $6.40 and $6.50, respectively, each of which was lower than the most recent primary offering price of $10.08. The reduction in the estimated NAV between November 2012 and April 2013 was due to Hines REIT’s payment to its stockholders of special distributions in excess of $0.80 per share (all of which represented a return of capital). In addition, Hines REIT decreased its distribution rate in July 2010 and further decreased the rate in April 2013.

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

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area.  Our stockholders’ investment in our common stock will therefore be subject to greater risk to the extent that we lack a geographically diversified portfolio.  For example, based on our pro-rata share of the estimated market value of the real estate investments in which we owned interests as of December 31, 2014, approximately 12% of our portfolio consists of properties located in London, England and 11% of our portfolio consists of three properties located in Minneapolis, Minnesota, respectively. Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets. Please see “Item 2. Properties — Market Concentration.”

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in these industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on our pro-rata share of space leased to tenants as of December 31, 2014, 22% of our space is leased to tenants in the transportation and warehousing industry, 20% is leased to tenants in the retail industry and 13% is leased to tenants in the finance and insurance industry. Please see “Item 2. Properties — Industry Concentration.”

We depend on tenants for our revenue, and therefore our revenue is dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

Rental income from real property constitutes a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success is indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may be able to renew their leases on terms that are less favorable to us than the terms of the current leases. The weakening of the financial condition or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations and our ability to pay distributions.

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

We are relying and intend to continue to rely in part on borrowings under our credit facilities and other external sources of financing to fund the costs of any new investments, capital expenditures and other items. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover required debt service payments and that we will be unable to meet other covenants or requirements in the credit agreements.

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

The real estate industry is subject to extensive regulation, which may result in higher expenses or other negative consequences that could adversely affect us.

Our activities are subject to federal, state and municipal laws, and to regulations, authorizations and license requirements with respect to, among other things, zoning, environmental protection and historical heritage, all of which may affect our business. We may be required to obtain licenses and permits with different governmental authorities in order to acquire and manage our assets.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which generally took effect in 2011, contains a sweeping overhaul of the regulation of U.S. financial institutions and financial markets. Key provisions of the Dodd-Frank Act require extensive rulemaking by the SEC and the U.S. Commodity Futures Trading Commission, some of which remains ongoing. Thus, the full impact of the Dodd-Frank Act on our business cannot be fully assessed until all final implementing rules and regulations are promulgated.

Various rules currently in effect under the Dodd-Frank Act may have a significant impact on our business, including, without limitation, provisions of the legislation that increase regulation of and disclosure requirements related to investment advisors, swap transactions and hedging policies, corporate governance and executive compensation, investor protection and enforcement provisions, and asset-backed securities.

For example, but not by way of limitation, the Dodd-Frank Act and the rules and regulations promulgated thereunder provides for significantly increased regulation of the derivatives markets and transactions that affect our interest rate hedging activities, including: (i) regulatory reporting, (ii) subject to limited exemptions, mandated clearing through central counterparties and execution on regulated exchanges or execution facilities, and (iii) margin and collateral requirements. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the foregoing requirements may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to the Dodd-Frank Act. For example, subject to an exception for “end-users” of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. To the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.

In addition, public authorities may enact new and more stringent standards, or interpret existing laws and regulations in a more restrictive manner, which may force companies in the real estate industry, including us, to spend funds to comply with these new rules. Any such action on the part of public authorities may adversely affect our results from operations.

In the event of noncompliance with such laws, regulations, licenses and authorizations, we may face the payment of fines, project shutdowns, cancellation of licenses, and revocation of authorizations, in addition to other civil and criminal penalties.

We operate in a competitive business, and many of our competitors have significant resources and operating flexibility, allowing them to compete effectively with us.

Numerous real estate companies that operate in the markets in which we may operate will compete with us in acquiring real estate investments and obtaining creditworthy tenants to occupy such properties or the properties owned by such investments. Two such companies with whom we may compete for tenants are Hines REIT and Hines Global REIT II, Inc. Such competition could adversely affect our business. There are numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors that will compete with us in seeking investments and tenants for properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or investments or lower our occupancy rates and the rent we may charge tenants. In addition, the arrival of new competitors in the immediate areas where we have assets could require unplanned investments in our assets, which may adversely affect us. We may also have difficulty in renewing leases or in leasing to new tenants, which may lead to a reduction in our cash flow and operating income, since the proximity of new competitors could divert existing or new tenants to such competitors, resulting in vacancies.

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

Environmental laws also may impose restrictions on the manner in which properties may be used or businesses may be operated, and these restrictions may require expenditures. Such laws may be amended so as to require compliance with stringent standards which could require us to make unexpected, substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. We may be potentially liable for such costs in connection with the acquisition and ownership of our properties in the United States. In addition, we may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. The cost of defending against claims of liability, compliance with environmental regulatory requirements or remediating any contaminated property could be substantial and require a material portion of our cash flow.

We face possible risks associated with the physical effects of climate change.

We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, such as those experienced in Super Storm Sandy in October 2012, and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

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

Our costs associated with complying with the Americans with Disabilities Act of 1990, or the ADA, may affect cash available for distributions.
Any domestic properties we acquire will generally be subject to the ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We may not acquire properties that comply with the ADA or we may not be able to allocate the burden on the seller or other third-party, such as a tenant, to ensure compliance with the ADA in all cases. Foreign jurisdictions may have similar requirements and any funds we use for ADA or similar compliance may affect cash available for distributions and the amount of distributions to you.

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
Changes in supply of or demand for similar properties in a particular area may increase the price of real estate assets we may seek to purchase or adversely affect the value of the properties we own.
The real estate industry is subject to market forces and we are unable to predict certain market changes including changes in supply of or demand for similar properties in a particular area. For example, if demand for the types of real estate assets in which we seek to invest were to sharply increase or supply of those assets were to sharply decrease, the prices of those assets could rise significantly. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to you. Likewise, a sharp increase in supply could adversely affect lease rates and occupancy, which could result in lower operating results and overall returns to you.

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

These factors generally have contributed to lower rental rates. If these factors worsen, our results of operations, financial condition and ability to make distributions to our stockholders may be adversely affected.

The multifamily residential properties in which we invest must comply with the Fair Housing Amendment of 1988.
The multifamily residential properties in which we invest domestically, must comply with the Fair Housing Amendment Act of 1988, or FHAA, which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. There has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and multiple substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

Our investments in multifamily residential properties may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.

We will face significant competition with respect to our investments in multifamily residential properties.  Any multifamily community we own may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area because of the tightening of mortgage lending underwriting criteria, homeowner foreclosures, the decline in single-family home and condominium sales and the lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

We purchased assets at a time when the commercial real estate market was experiencing substantial influxes of capital investment and competition for properties, and the real estate we purchased may not appreciate or may decrease in value.

Real estate investment transaction volume has increased since 2010, and estimated going-in capitalization rates, or cap rates (ratio of the net projected operating income of a property in its initial fiscal year divided by the net purchase price), have fallen relative to their post-recession peaks in late 2009.  There continues to be a significant amount of investment capital pursuing high-quality, well-located assets that generate stable cash flows, causing aggressive competition and pricing for assets which match our investment strategy.  This may continue to drive prices higher, resulting in lower cap rates and returns. We have purchased real estate in this environment and we are subject to the risks that the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets if the real estate market ceases to attract the same level of capital investment in the future as it attracted when we purchased such assets, or if the number of companies seeking to acquire such assets decreases. If any of these circumstances occur or the values of our investments are otherwise negatively affected, the value of our stockholders’ investment may be lower.

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

We have made and may continue to make or invest in loans and we will be at risk of default by the borrowers on those loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We may invest in unsecured loans. Even with respect to loans secured by real property, we will not know whether the values of the properties securing the loans will remain at the levels existing on the dates of origination of the loans. If the values of such underlying properties drop, our risk will increase with respect to secured loans because of the lower value of the security associated with such loans.

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

Many of the properties in our portfolio are located outside the United States. We may purchase others and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors particular to the laws and business practices of the jurisdictions in which the properties are located.

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

For example, recent events in Russia and Ukraine could adversely affect our real estate investments in Russia. We currently have two real estate investments in Moscow, representing $131.8 million of equity or approximately 3% of our total invested equity. We believe the primary risk to our real estate investments resulting from unfolding events in Ukraine is the potential for the crisis to escalate to the point of significant and prolonged destabilization of the Russian economy, as well as the impact of potential long-term sanctions imposed on Russia by the United States and Europe. These risks could adversely impact ongoing valuations and operating performance of our Russian real estate investments, as well as their ultimate liquidity.

Investments in properties or other real estate investments outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.

Revenues generated from any properties or other real estate investments or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to the U.S. dollar may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.

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

Certain countries have in the past experienced extremely high rates of inflation. Inflation, along with governmental measures to curb inflation, coupled with public speculation about possible future governmental measures to be adopted, has had significant negative effects on these international economies in the past and this could occur again in the future. The introduction of governmental policies to curb inflation can have an adverse effect on our business. High inflation in the countries in which we purchase real estate or make other investments could increase our expenses and we may not be able to pass these increased costs on to our tenants.

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

Hines Global owned a 99.99% general partner interest in the Operating Partnership as of December 31, 2014. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. Hines Global REIT Associates Limited Partnership owns the special units of the Operating Partnership (the “Special OP Units”), which were issued as consideration for an obligation by Hines and its affiliates to perform services in connection with our real estate operations. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

Stockholders do not have preemptive rights to acquire any shares issued by us in the future. Therefore, investors purchasing our common shares may experience dilution of their equity investment if we:

•	sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan;

•	sell securities that are convertible into shares, such as units of the Operating Partnership (“OP Units”);

•	at the option of our Advisor, issue OP Units to pay for certain fees;

•	issue OP Units or common shares to the Advisor or affiliates in exchange for advances or deferrals of fees;

•	issue shares in a private offering; or

•	issue shares to sellers of properties acquired by us in connection with an exchange of partnership units from the Operating Partnership.

Our stockholders may experience dilution.

Our stockholders do not have preemptive rights. If we continue to issue additional shares pursuant to our distribution reinvestment plan or otherwise issue additional shares, stockholders who do not participate in those other stock issuances will experience dilution in their percentage ownership of our outstanding shares. Furthermore, stockholders may experience a dilution in the value of their shares depending on the terms and pricing of any share issuances (including the shares sold in our public offerings) and the value of our assets at the time of issuance.

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

If Hines Global, the Operating Partnership or any subsidiary owns assets that qualify as “investment securities” as such term is defined under the Investment Company Act and the value of such assets exceeds 40% of the value of its total assets, the entity could be deemed to be an investment company. In that case the entity would have to qualify for an exemption from registration as an investment company in order to operate without registering as an investment company. Certain of the subsidiaries that we may form in the future could seek to rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of that Act, which is available for, among other things, entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of an entity’s portfolio must be comprised of qualifying assets and at least another 25% of such entity’s portfolio must be comprised of real estate-related assets (as such terms are used under the Investment Company Act) and no more than 20% of such entity’s portfolio may be comprised of miscellaneous assets. Qualifying assets for this purpose include certain mortgage loans and other assets, such as whole pool agency residential mortgage backed securities (“RMBS”) that the SEC staff, in various no-action letters, has determined are the functional equivalent of mortgage loans for the purposes of the Investment Company Act. We intend to treat as real estate-related assets non-agency RMBS, CMBS, debt and equity securities of companies primarily engaged in real estate businesses, agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets.

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
In addition to the exceptions and exemptions discussed above, we, the Operating Partnership and/or our subsidiaries may rely upon other exceptions and exemptions, including the exemptions provided by Section 3(c)(6) of the Investment Company Act (which exempts, among other things, parent entities whose primary business is conducted through majority-owned subsidiaries relying upon the exemption provided by Section 3(c)(5)(C) discussed above) from the definition of an investment company and the registration requirements under the Investment Company Act.
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

We do not have priority rights to specific investment opportunities identified by Hines. Our right to participate in Hines’ investment allocation process terminated when we fully invested the proceeds of our public offerings. Accordingly, Hines will decide in its discretion, subject to any priority rights it grants or has granted to other Hines-managed or otherwise affiliated investment vehicles, how to allocate such opportunities among us, Hines and other Hines real estate investment vehicles. Because we do not have a right to accept or reject any investment opportunities before Hines or one or more Hines real estate investment vehicles have the right to accept such opportunities, and are otherwise subject to Hines’ discretion as to the investment opportunities we will receive, we may not be able to review and/or invest in opportunities which we would otherwise pursue if we were the only real estate investment vehicle sponsored by Hines or had a priority right in regard to such investments. We are subject to the risk that, as a result of the conflicts of interest between Hines, us and other investment vehicles sponsored or managed by or affiliated with Hines, and the priority rights Hines has granted or may in the future grant to any such other real estate investment vehicles, we may not be offered favorable investment opportunities identified by Hines when it would otherwise be in our best interest to accept such investment opportunities, and our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment may be adversely impacted thereby.

We may compete with other investment vehicles affiliated with Hines for tenants.

Hines and its affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate projects. Hines or its affiliates own and/or manage properties in most, if not all, geographical areas in which we expect to acquire interests in real estate assets. Therefore, our properties compete for tenants with other properties owned and/or managed by Hines and its affiliates. Hines may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by Hines and its affiliates and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

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

Hines may face a conflict of interest when determining whether we should reinvest proceeds from sales or refinancings of our properties because Hines will continue to receive fees and may receive additional fees if the proceeds are reinvested.
Hines will receive compensation from us based on, among other things, the amount invested in properties and the revenues generated from those properties. In addition, Hines will receive acquisition fees in connection with investing in new properties. Therefore, Hines may face a conflict of interest when determining whether to recommend to us that we reinvest proceeds from sales or refinancings, rather than distributing such proceeds to our stockholders, because if the proceeds are reinvested, Hines will continue to receive certain fees and may receive additional fees in connection with such reinvestment. Alternatively, if the proceeds of any sale or refinancing are distributed to our stockholders, Hines will no longer receive such fees.

Hines may face a conflict of interest when determining whether we should dispose of any property we own that is managed by Hines because Hines may lose fees associated with the management of the property.

Hines manages many of our properties. Because Hines receives significant fees for managing these properties, it may face a conflict of interest when determining whether we should sell properties under circumstances where Hines would no longer manage the property after the transaction. As a result of this conflict of interest, we may not dispose of properties when it would be in our best interests to do so.

Hines may face conflicts of interest in connection with the management of our day-to-day operations and in the enforcement of agreements between Hines and its affiliates.

Hines and the Advisor manage our day-to-day operations and properties pursuant to an advisory agreement. This agreement was not negotiated at arm’s-length and certain fees payable by us under such agreement are paid regardless of our performance.

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

All of our officers and non-independent directors are also officers and directors of the Advisor and/or other entities controlled by Hines, such as the Advisor to Hines REIT, the Advisor to Hines Global REIT II and the Adviser to HMS Income Fund, Inc. Some of these entities may compete with us for investment and leasing opportunities. These personnel owe fiduciary duties to these other entities and their security holders and these duties may from time to time conflict with the fiduciary duties such individuals owe to us and our stockholders. For example, conflicts of interest adversely affecting our investment decisions could arise in decisions or activities related to:

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

Our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure may result in potential conflicts of interest.

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

Even if we qualify and maintain our status as a REIT, we may be subject to certain federal, state, local or foreign income or other taxes or state taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid paying federal income tax and/or the 4% excise tax that applies to certain income retained by a REIT. We may also decide to retain income that we earn from the sale or other disposition of our properties and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the Operating Partnership or of other entities through which we indirectly own our assets. Any taxes that we pay will reduce our cash available for distribution to our stockholders.

We have entered, and may continue to enter into, certain hedging transactions which may have a potential impact on our REIT status.

We have entered into hedging transactions with respect to certain of our activities and may continue to enter into similar transactions in the future. Our hedging activities may include entering into interest rate and/or foreign currency swaps, caps and floors, options to purchase these items, and futures and forward contracts.

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

We have purchased real properties and leased them back to the sellers of such properties. We use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, but cannot assure our stockholders that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. We might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization if a sale-leaseback transaction were so recharacterized. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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

In some circumstances where an ERISA plan holds an interest in an entity, an undivided interest in the assets of the entity attributable to that interest are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rule under applicable regulations of the U.S. Department of the Treasury. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. In addition, if that were the case, an investment in our common shares might constitute an ineffective delegation of fiduciary responsibility to our Advisor, and expose the fiduciary of the benefit plan to co-fiduciary liability under ERISA for any breach by our Advisor of the fiduciary duties mandated under ERISA. Prior to making an investment in us, potential investors should consult with their legal and other advisors concerning the impact of ERISA and the Code on such investors’ investment and our performance.

There are special considerations that apply to pension or profit sharing trusts or individual retirement accounts (“IRAs”) investing in our common stock.

If stockholders have invested the assets of an IRA, pension, profit sharing, 401(k), Keogh or other qualified retirement plan, or plan to further invest through our distribution reinvestment plan, they should satisfy themselves that:

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

There is no public market for our common shares, and we do not expect one to develop. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may limit the ability of our stockholders to sell their shares. If they are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay certain up-front fees and expenses, including organization and offering costs, such as issuer costs, selling commissions, and the dealer manager fee and acquisition fees and expenses in connection with our public offerings. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares, without incurring a substantial loss. Stockholders may also experience substantial losses if we dispose of our assets or in connection with a liquidation event. We cannot assure stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, stockholders should consider our common shares as illiquid and a long-term investment, and they must be prepared to hold their shares for an indefinite length of time. On March 25, 2015, our board of directors established an estimated per share net asset value, or NAV, of our common stock of $9.44, which is lower than the $10.40 per share primary offering price in our second public offering. For a discussion of how the estimated per share NAV was determined, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information”.

The offering price of our shares under our distribution reinvestment plan may not accurately represent the current value of our assets at any particular time and the actual value of your investment may be substantially less than what you pay.

The offering price for shares of our common stock under our distribution reinvestment plan is equal to the estimated per share NAV determined by our board of directors, as described in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” The estimated per share NAV was calculated as of a moment in time, and the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets. Therefore, the actual value of your investment may be substantially less than what you pay for shares of our common stock. The offering price is not indicative of either the price at which our shares would trade if they were listed on an exchange or actively traded by brokers or of the proceeds that you would receive if we were liquidated or dissolved.

Because we are conducting an ongoing offering pursuant to our distribution reinvestment plan, we are providing information about our net tangible book value per share. As of December 31, 2014, our net tangible book value per share was $6.24, which is less than the offering price for shares of our common stock pursuant to our distribution plan. Net tangible book value is a rough approximation of value calculated simply as total book value of assets minus total liabilities (all of which are adjusted for noncontrolling interests). It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, (iii) the substantial fees paid in connection with our two prior public offerings, such as selling commissions and marketing fees, all or a portion of which were re-allowed by our dealer manager to participating broker dealers and (iv) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments.

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

Our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source when we do not have sufficient cash flow from operations to fund such distributions.  We may choose to use advances, deferrals or waivers of fees, if available, from the Advisor or affiliates, borrowings, proceeds from our public offerings and/or proceeds from the sale of assets or other sources to fund distributions to our stockholders. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. The Advisor has agreed to waive the asset management fee otherwise payable to it pursuant to our Advisory Agreement for each quarter in 2012 and 2013, to the extent that our MFFO for a particular quarter, as disclosed in each quarterly report, amounts to less than 100% of the aggregate distributions declared for such quarter. In December 2013 and December 2014, our Advisor agreed to waive asset management fees otherwise payable to it for the years ended December 31, 2014 and 2015, respectively, to the extent that our MFFO for the years ended December 31, 2014 and 2015, respectively, as disclosed in our Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to our stockholders for such year.

However, the Advisor and affiliates are under no obligation to advance funds to us or to defer or waive fees in order to support our distributions. For example, 50% of total distributions for 2012, 67% of total distributions for 2013 and 19% of total distributions for 2014 were funded with cash flows from financing activities, which include proceeds from our public offerings and proceeds from debt financings. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings, to fund distributions, then we will have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, and our stockholders overall return may be reduced and it may result in the dilution of our stockholders’ investment. In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in us. Furthermore, to the extent distributions exceed cash flows from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

We have reduced our distribution rate in the past and cannot guarantee that distributions will continue to be paid at the current rate or at all.

Commencing with distributions for the month of January 2012, as a result of market conditions and our goal of increasing our distribution coverage, our board of directors declared distributions in an amount equal to $0.0017808 per share, per day. This amount, which our board of directors has continued to declare through March 2015, was a decrease from the distribution amount of $0.00191781 per share, per day, which had been declared by our board of directors in each prior quarter since October of 2009. There can be no assurance that the current distribution rate will be maintained.

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

Payments to the holder of the Special OP Units or holders of any other OP Units will reduce cash available for distribution to our stockholders.

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

Under our share redemption program, shares currently may be repurchased at varying prices depending on the number of years the shares have been held and whether the redemptions are sought upon a stockholder’s death or disability. The estimated per share NAV may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program at a price that reflects the then-current market value of the shares. If, at the time of redemption, the actual value of the shares is less than the redemption price, then it would cause the redemption to be dilutive to our remaining stockholders. Alternatively, if the actual value of the shares that we redeem is equal to or more than the most recently announced estimated per share NAV, then a redeeming stockholder will not benefit from any increase in the value of the underlying assets.

The fees we pay in connection with the Offering and the agreements entered into with Hines and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to our Advisor, Hines and other affiliates for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Hines and its affiliates, including the Advisor and us, were not negotiated at arm’s-length. Such agreements include our Advisory Agreement, and property management and leasing agreements. A third party unaffiliated with Hines may be willing and able to provide certain services to us at a lower price.

We will pay substantial compensation to Hines, the Advisor and their affiliates, which may be increased by our independent directors.

Subject to limitations in our articles, the fees, compensation, income, expense reimbursements, interests and other payments payable to Hines, the Advisor and their affiliates may increase if such increase is approved by a majority of our independent directors.

We do not, and do not expect to, have research analysts reviewing our performance.

We do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, our stockholders will not have an independent review of our performance and the value of our common stock relative to publicly traded companies.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We make real estate investments directly and through entities wholly-owned by the Operating Partnership, or indirectly through other entities. As of December 31, 2014, we owned interests in 40 real estate investments which contain, in the aggregate, 14.4 million square feet of leasable space that was 96% leased.

The following table provides additional information regarding each of the properties we owned an interest in as of December 31, 2014:

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased
Domestic Office Investments
17600 Gillette	Irvine, California	Office	6/2010; $20.4	13.4%	106,107	100%
Hock Plaza	Durham, North Carolina	Office	9/2010; $97.9	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	Office	11/2010; $185.0	7.4%	698,606	97%
250 Royall	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	95%
9320 Excelsior	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	282,773	100%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	99%
The Campus at Playa Vista	Los Angeles, California	Office	5/2013; $216.6	5.7%	324,955	98%
2300 Main	Irvine, California	Office	8/2013; $39.5	6.4%	132,064	100%
55 M Street	Washington, D.C.	Office	12/2013; $140.9	4.8%	267,339	91%
Total for Domestic Office Investments					3,621,038	98%

Domestic Other Investments (4)
Southpark	Austin, Texas	Industrial	10/2010; $31.2	8.5%	372,125	100%
Komo Plaza	Seattle, Washington	Mixed-Use	12/2011; $160.0	7.9%	293,727	91%
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	380,313	98%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,477	93%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	762,762	90%
The Rim	San Antonio, Texas	Retail	02/2014: $176.3	5.9%	656,371	99%
@1377	Atlanta, Georgia	Multi-family	03/2014: $31.9	5.0% (5)	186,035	95%
WaterWall Place	Houston, Texas	Multi-family	07/2014; $64.5	7.8% (5)	316,299	85%
Total for Domestic Other Investments					3,285,109	94%

International Office Investments
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	86,692	100%	(6)
100 Brookes St.	Brisbane, Australia	Office	7/2012; $67.6	10.5%	105,637	100%
Mercedes Benz Bank	Stuttgart, Germany	Office	2/2013; $70.2	8.8%	255,926	100%
465 Victoria	Sydney, Australia	Office	2/2013; $90.8	8.0%	171,652	98%
One Westferry Circus	London, England	Office	2/2013; $124.6	7.4%	221,019	100%
New City	Warsaw, Poland	Office	3/3013; $163.5	7.1%	484,182	98%
825 Ann	Brisbane, Australia	Office	4/2013; $128.2	8.0%	206,505	94%
Perspective Defense	Paris, France	Office	6/2013; $165.8	8.5%	289,667	100%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	455,687	100%
818 Bourke	Melbourne, Australia	Office	10/2014; $135.6	7.1%	259,227	94%
Total for International Office Properties					2,536,194	98%

International Other Investments
Brindleyplace Project	Birmingham, England	Mixed-Use	7/2010; $282.5	7.0%	567,691	98%
FM Logistic	Moscow, Russia	Industrial	4/2011 $70.8	11.2%	748,578	100%
Poland Logistics Portfolio	Poland (7)	Industrial	03/2012 & 10/2012; $157.2	8.1%	2,345,981	89%
Fiege Mega Centre	Erfurt, Germany	Industrial	10/2013; $53.6	7.7%	952,540	100%
Simon Hegele Logistics	Forchheim, Germany	Industrial	6/2014; $49.2	7.1%	371,345	100%
Total for International Other Investments					4,986,135	95%
Total for All Investments					14,428,476	96%	(8)

(1)
On December 31, 2014, the Company effectively owned a 99.99% interest in the properties listed, with the exception of the Brindleyplace JV, @1377, and WaterWall Place, through the ownership interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. We own a 60% interest in the Brindleyplace Project through our investment in the Brindleyplace JV, a 93% interest in WaterWall Place through our investment in the WaterWall Place JV, and a 51.7% interest in @1377 through our equity method investment in @1377. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions” for additional information on the Brindleyplace Project and the Brindleyplace JV. See “Note 1 — Organization — Consolidated VIEs” for additional information on WaterWall Place and the WaterWall Place JV. See “Note 1 — Organization — Unconsolidated VIEs” for additional information on @1377.

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

The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of each property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions, with respect to each property, that in-place tenants will continue to perform under their lease agreements during the 12 months following our acquisition of the property.  In addition, with respect to the Brindleyplace Project, Hock Plaza, Southpark, Fifty South Sixth, Komo Plaza, the Poland Logistics Portfolio, the Minneapolis Retail Center, 465 Victoria, One West Ferry Circus, Riverside Center, 825 Ann, the Campus at Playa Vista, the Markets at Town Center, the Avenue at Murfreesboro, 55 M Street and 818 Bourke, these include assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.

(4)
The Domestic Other Investments presented in the table exclude the Aviva Coral Gables JV (formerly known as the Ponce & Bird JV) and the Flagship Capital JV. These investments are described in more detail below under “Other Real Estate Investments.”

(5)
Construction has been completed for these multi-family development properties. The estimated going-in capitalization rates are based on the projected revenues in excess of expenses once the property’s operations have stabilized divided by the construction cost of the property. The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the properties, and the actual economic performance of the properties for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rates. These include assumptions concerning estimates of timing and rental rates related to leasing vacant space and assumptions that in-place tenants will continue to perform under their lease agreements during the 12 months following stabilization of the properties.

(6)	In January 2015, a lease with a major tenant at this property expired, causing a vacancy at the property. Immediately following the lease expiration, this property was 51% leased.

(7)	The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(8)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 94%.

Other Real Estate Investments

•
Aviva Coral Gables JV (formerly known as the Ponce & Bird JV) — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. The estimated total cost of the project is expected to be $66.0 million and the project will consist of 276 units upon completion. Affiliates of Hines own the remaining 17% interest in this joint venture. Construction began in April 2013 and is estimated to be completed in April 2015.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to initially provide real estate loans. The joint venture has ten loans receivable, totaling $59.1 million, outstanding as of December 31, 2014. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP.

Investment Type

Our portfolio is comprised of investments in a variety of real estate asset classes, including office, mixed-use, retail and industrial properties as well as multi-family development projects and real estate-related debt investments. The following chart depicts the percentage of our portfolio’s investment types based on our pro-rata share of the estimated value of each of our investments as of December 31, 2014. The estimated values of our real estate property investments were based on their appraised values as of December 31, 2014 except for values of our real estate-related debt investments, which were based on the amounts outstanding under each loan as of December 31, 2014.

Lease Expirations

The following table lists our pro-rata share of the scheduled lease expirations and related expiring base rents for each of the years ending December 31, 2015 through December 31, 2024 and thereafter for all of the properties in which we owned an interest as of December 31, 2014. The table also shows the approximate leasable square feet represented by the applicable lease expirations (1):

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	Percent of Total Annual Base Rental Income
Vacant	—	531,030	3.9%	$—	—%
2015	73	853,769	6.2%	$31,110,678	9.4%
2016	56	1,611,029	11.8%	$33,216,994	10.0%
2017	79	1,941,493	14.2%	$57,233,793	17.3%
2018	82	1,418,762	10.4%	$31,512,571	9.5%
2019	43	1,646,757	12.0%	$42,246,545	12.8%
2020	38	910,395	6.7%	$23,130,285	7.0%
2021	21	598,937	4.4%	$25,020,402	7.6%
2022	20	180,999	1.3%	$4,919,524	1.5%
2023	27	1,814,722	13.3%	$27,039,906	8.2%
2024	22	530,614	3.9%	$10,325,055	3.1%
Thereafter	48	1,657,915	12.1%	$45,098,819	13.6%

(1)	The table excludes amounts related to development projects and investments in real estate-related debt.

Market Concentration

The map below depicts the location of our real estate investments. Approximately 59% of our portfolio is located throughout the United States and approximately 41% is located internationally (based on our pro rata share of the estimated value of each of the investments). The estimated values of our real estate property investments were based on their appraised values as of December 31, 2014 except for values of our real estate-related debt investments, which were based on the amounts outstanding under each loan as of December 31, 2014.
The following table provides a summary of the market concentration of our portfolio based on our pro-rata share of the estimated value of each of the investments in which we owned interests as of December 31, 2014.

Market	Market Concentration (1) (2)
London, United Kingdom	12%
Minneapolis, Minnesota	11%
Boston, Massachusetts	9%
Los Angeles, California	7%
San Francisco, California	5%
Warsaw, Poland	5%
Seattle, Washington	5%
Birmingham, United Kingdom	5%
San Antonio, Texas	5%
Nashville, Tennessee	4%
Brisbane, Australia	4%
Paris, France	3%
Washington, DC	3%
Jacksonville, Florida	3%

(1)	Includes investments in real estate-related debt.

(2)
Excluded from the table is approximately 19% of our portfolio, which is made up of markets which are individually less than 3% of our portfolio and includes: Durham, North Carolina; Houston, Texas; Sydney, Australia; Stuttgart, Germany; Katowice, Poland; Erfurt, Germany; Miami, Florida; Austin, Texas; Wroclaw, Poland; Orange County, California; Atlanta, Georgia; Dallas, Texas; Melbourne, Australia; Nurembourg, Germany; and Moscow, Russia.

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of the properties in which we owned interests based on our pro-rata share of their leased square footage as of December 31, 2014:

Industry	Industry Concentration (1) (2)
Transportation and Warehousing	22%
Retail	20%
Finance and Insurance	13%
Information	8%
Manufacturing	7%
Health Care	4%
Other Professional Services	3%

(1)	Industry concentration does not include multi-family properties or investments in real estate-related debt.

(2)
Excluded from the table is approximately 23% of our portfolio, which is made up of industries which are individually less than 3% of our portfolio and includes: administrative and support services, agriculture, arts, entertainment and recreation, construction, hospitality, government, other services, real estate, utilities, wholesale trade, oil and gas, accounting, legal, and educational services.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 30, 2015, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2014, we had 270.7 million common shares outstanding, held by a total of approximately 65,000 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offerings in their effort to comply with National Association of Securities Dealers (“NASD”) Rule 2340, we disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we plan to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares and such statements should not be used for any other purpose. For these purposes, On March 25, 2015, our board of directors determined a new estimated net asset value, or NAV, of $9.44 per share as of December 31, 2014. Our estimated per share NAV was determined utilizing the guidelines established by the Investment Program Association Practice Guideline 2013-01 – “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013. Our deemed estimated per share NAV is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities, and should not be used for any other purpose. We cannot assure you that this deemed estimated value, or the method used to establish such value, complies with the ERISA or IRS requirements.

Methodology

We engaged Cushman & Wakefield, Inc. (“Cushman”) a division of which is an independent third party real estate advisory and consulting firm, to provide, or cause its subsidiaries to provide, appraised values of our domestic real estate property investments as of December 31, 2014. These appraisals were performed in accordance with Uniform Standards of Professional Appraisal Practice. Cushman has extensive experience in conducting appraisals and valuations on real properties and each of our appraisals was prepared by personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) designation.

Additionally, we engaged Knight Frank, LLP, (“Knight Frank”) an independent third party real estate advisory and consulting services firm, to provide appraised values of our international real estate investments as of December 31, 2014. These appraisals were performed in accordance with the professional standards as published by the Royal Institution of Chartered Surveyors, with the exception of our Australian real estate property investments, in which case the appraisals were performed in accordance with the Australian Property Institute and the International Valuation Standards.

We also engaged Jones Lang LaSalle Incorporated (“JLL”), an independent third party real estate advisory and consulting services firm, to perform valuations of our debt obligations as of December 31, 2014.

In establishing the estimated per share NAV of $9.44 per share, in addition to using the appraised values of our real estate property investments and values of the our debt obligations, our board of directors also included in its determination the values of other assets and liabilities such as cash, tenant and loan receivables, accounts payable and accrued expenses, distributions payable and other assets and liabilities, all of which were valued at cost. No liquidity discounts or discounts relating to the fact that we are externally managed were applied to the estimated per share NAV and no attempt was made to value Hines Global as an enterprise. Additionally, the estimated per share NAV was reduced by the value of noncontrolling interests owned by other parties in real estate investments that are not wholly-owned by the Company, including the Brindleyplace Project, WaterWall Place, Aviva Coral Gables, and the Flagship Capital Joint Venture.

Additionally, we engaged Cushman to assess the reasonableness of our new estimated per share NAV. In doing so, Cushman utilized their appraised values as described above, the appraised values provided by Knight Frank, the valuations of our debt obligations provided by JLL and information provided by management regarding balances of cash, tenant and loan receivables, accounts payable and accrued expenses, distributions payable and other assets and liabilities. Cushman concluded that the new estimated per share NAV determined by our board of directors was reasonable.

The aggregate appraised value of our real estate property investments was approximately $4.65 billion, including amounts attributable to noncontrolling interests, which represents a 3.3% increase when compared to the previously determined appraised value of our assets, including adjustments for properties acquired during 2014 and the effects of properties disposed of during 2014 and to the cost of our assets that were acquired during 2014. This 3.3% increase resulted from 8.1% of appreciation in the appraised values of our real estate property investments offset by 4.8% of dilution resulting from the devaluation of foreign currencies against the U.S. dollar.

The aggregate appraised value of our real estate property investments also represented a 9.9% increase compared to the net purchase price of the real estate property investments of $4.3 billion, excluding closing costs, transaction fees and additional capital investments since acquisition. The table below sets forth the calculation of our estimated per share NAV as of December 31, 2014 and our previous estimated per share NAV as of December 31, 2013:

	December 31, 2014		December 31, 2013
	Gross Amount (in millions)	Per Share	Gross Amount (in millions)	Per Share
Real estate property investments	$4,650	$17.18	$4,001	$16.04
Other assets	288	1.07	402	1.61
Liabilities	(2,290)	(8.46)	(2,123)	(8.51)
Noncontrolling interests	(94)	(0.35)	(61)	(0.24)
Estimated NAV	$2,554	$9.44	$2,219	$8.90
Shares outstanding	271		249

Our board of directors determined the estimated per share NAV by (i) utilizing the appraised values of our real estate property investments of approximately $4.65 billion and adding our other assets comprised of our cash, tenant and other receivables, loans receivable and other assets of $288 million, (ii) subtracting the values of our debt obligations and other liabilities comprised of our accounts payable and accrued expenses, due to affiliates, distributions payable and other liabilities of $2.3 billion, as well as amounts related to noncontrolling interests of $94 million, and (iii) dividing the total by our pro forma common shares outstanding as of December 31, 2014 of 271 million, resulting in an estimated per share NAV of $9.44.

The primary drivers of the change in the estimated per share value from $8.90 in December 2013 to $9.44 in December 2014 are as follows:

•	$1.00 per share net increase in the aggregate value of the Company’s real estate investments, which represents a 8.1% net increase in value;

•	$0.28 per share reduction resulting the effect of devaluation of the euro, Australian dollar and British pound against the U.S. dollar;

•	$0.09 per share reduction resulting from capital expenditures primarily related to leasing capital at the Company’s properties; and

•	$0.09 per share reduction resulting from acquisition fees and expenses related to properties that have been acquired or that will be acquired in future periods.

Other than with respect to the appraised values of our real estate property investments and values of our debt obligations, the values of the assets and liabilities described above were determined based on their cost as of December 31, 2014 and included certain pro forma adjustments primarily related to acquisition fees and expenses expected to be incurred to acquire certain real estate investments in 2015. No other adjustments were made related to the period from January 1, 2015 through March 25, 2015 because we did not believe they would have a material effect on our estimated per share NAV. Additionally, the calculation of the estimated per share NAV excluded certain items on our unaudited consolidated balance sheet that were determined to have no future value or economic impact on the valuation. Examples include receivables related to straight-line rental revenue and costs incurred to put debt in place. Other items were excluded because they were already considered elsewhere in the valuation. Examples include intangible lease assets and liabilities related to our real estate property investments and costs incurred for capital expenditures that were included in the appraised values of our real estate property investments and the fair values of interest rate swaps and caps, as they were included in the valuation of our debt.

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

	Range	Weighted Average
Domestic Real Estate Property Investments
Office/Industrial/Mixed-use/Retail
Exit capitalization rate	5.50% - 7.50%	6.49%
Discount rate/internal rate of return	6.00% - 8.50%	7.17%
Multi-Family
Exit capitalization rate	5.00% - 5.50%	5.27%
Discount rate/internal rate of return	7.00% - 7.50%	7.29%
International Real Estate Property Investments
Office/Industrial/Mixed-use
Going-in capitalization rate	4.90% - 15.28%	5.75%

While our board of directors believes that the assumptions used in determining the appraised values of our real estate property investments are reasonable, a change in these assumptions would impact the calculation of such values. For example, assuming all other factors remained unchanged, an increase in the average discount rate of 25 basis points would yield a decrease in the appraised values of our domestic real estate property investments of 2.3%, while a decrease in the average discount rate of 25 basis points would yield an increase in the appraised values of our domestic real estate property investments of 1.6%. Likewise, an increase in the average exit capitalization rate of 25 basis points would yield a decrease in the appraised values of our domestic real estate property investments of 2.7%, while a decrease in the average exit capitalization rate of 25 basis points would yield an increase in the appraised values of our domestic real estate property investments of 2.1%. Additionally, an increase in the average going-in capitalization rate of 25 basis points would yield a decrease in the appraised values of our international real estate property investments of 3.8%, while a decrease in the average going-in capitalization rate of 25 basis points would yield an increase in the appraised values of our international real estate property investments of 4.0%.

We expect that we will next disclose a new estimated per share NAV by March 31, 2016.

Distributions

We have declared distributions for the months of January 2012 through March 2015 at an amount equal to $0.0017808 per share, per day. Our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. Therefore some or all of our distributions may continue to be paid from other sources, such as proceeds from our debt financings, cash advances by our Advisor, and cash resulting from a waiver or deferral of fees. We funded 50% of total distributions for 2012, 67% of total distributions for 2013 and 19% of total distributions for 2014 with cash flows from financing activities, which include proceeds from our public offerings and proceeds from our debt financings. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” for additional information regarding our distributions.

During the years ended December 31, 2014 and 2013, respectively, we paid $44.3 million and $83.1 million in acquisition fees and expenses. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations and Modified Funds from Operations” for additional information regarding our fund performance.

 The table below outlines our total distributions declared to stockholders and noncontrolling interests (HALP, Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) and Flagship Capital GP) for each of the quarters during the years ended December 31, 2014 and December 31, 2013, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands):

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2014
December 31, 2014	$20,649	$23,628	$44,277	$2,458
September 30, 2014	20,453	23,612	44,065	675
June 30, 2014	20,117	23,211	43,328	855
March 31, 2014	18,336	21,079	39,415	680
Total	$79,555	$91,530	$171,085	$4,668
2013
December 31, 2013	$16,458	$18,660	$35,118	$1,454
September 30, 2013	14,561	16,079	30,640	638
June 30, 2013	13,265	14,551	27,816	685
March 31, 2013	12,418	13,772	26,190	554
Total	$56,702	$63,062	$119,764	$3,331

In April 2012, the Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2013 and 2014, to the extent that our MFFO for a particular quarter, as disclosed in each quarterly report, amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. As a result of the waiver of these fees, cash flows from operations that would have been paid to the Advisor for asset management fees may be available to pay distributions to stockholders. Our Advisor waived a total of $12.2 million through the expiration of the waiver on December 31, 2013. As a result of the waiver of these fees, cash flows from operations that would have been paid to our Advisor for asset management fees were available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, these fees will not be paid to the Advisor in cash at any time in the future.

Additionally, our Advisor agreed to waive asset management fees otherwise payable to it for the years ended December 31, 2014 and 2015, respectively, to the extent that our MFFO for the years ended December 31, 2014 and 2015, as disclosed in our Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to our stockholders for such year. However, because MFFO exceeded distributions declared to our stockholders during the year ended December 31, 2014, the Advisor did not waive any asset management fees.

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

For the years ended December 31, 2014 and 2013, respectively, approximately 43.2% and 62.8% of the distributions paid were taxable to the investor as ordinary income and approximately 25.3% and 37.2% were treated as a return of capital for federal income tax purposes. The remaining amounts in each period were treated as capital gains distributions. The primary driver for the increase in the distribution taxability was an increase in 2012 taxable income due to the asset management fee waiver discussed above. The amount of distributions paid and taxable portion in each period are not indicative or predictive of amounts anticipated in future periods.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the past three years.

Share Redemption Program

We offer a share redemption program that may allow stockholders who have purchased their shares from us or received their shares through a non-cash transaction, not in the secondary market, and who have held their shares for a minimum of one year, to have their shares redeemed subject to certain limitations and restrictions. We allow redemptions of our shares on a monthly basis. No fees will be paid to Hines in connection with any redemption. Our board of directors may terminate, suspend or amend the share redemption program upon 30 days’ written notice without stockholder approval, which notice shall take the form of a current report on Form 8-K filed at least 30 days prior to the effective date of any such termination, suspension or amendment. On February 20, 2015, we filed a current report on Form 8-K to provide notice to our stockholders that we were amending and restating our share redemption program to reflect a new formula to determine the price at which shares may be redeemed under the program, which will take effect beginning with shares redeemed on or after April 1, 2015. Set forth below are the amended terms of our share redemption program.

Shares will be redeemed at the following prices, unless such shares are redeemed in connection with the death or disability of a stockholder, as described below: (i) the lower of 92.5% of the estimated per share NAV most recently announced by us in a public filing with the SEC as of the applicable date of the redemption (the “Most Recent NAV”) or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares continuously for at least one year; (ii) the lower of 95.0% of the Most Recent NAV or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares continuously for at least two years; (iii) the lower of 97.5% of the Most Recent NAV or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares continuously for at least three years; and (iv) the lower of 100% of the Most Recent NAV or 100% of the price paid to acquire the shares from us for stockholders who have held their shares continuously for at least four years; provided that in each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations or similar actions with respect to our common stock. As noted above, the Most Recent NAV is currently $9.44. In addition, our board of directors, in its sole discretion, may determine at any time to amend the share redemption program to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder.

In the event a stockholder is having all his shares redeemed, we may waive the one-year holding requirement for shares purchased under our distribution reinvestment plan. In addition, we may waive the one-year holding requirement in the event of a stockholder’s bankruptcy. If we determine to waive the one-year holding requirement in these circumstances, then, for purposes of determining the applicable redemption price, the stockholder will be deemed to have held his shares for one year. In the event of the death or disability of the holder, upon request, we will waive the one-year holding requirement. Except as noted below, shares that are redeemed in connection with the death or disability of a stockholder will be redeemed at a purchase price equal to the price paid to acquire such shares from us; provided, that, the redemption price cannot exceed the then-current primary offering price (if any). For purposes of the one-year holding period, limited partners of the Operating Partnership who exchange their OP Units for shares of our common stock (and any persons to whom they transfer such stock) shall be deemed to have owned those shares of our common stock as of the date the related OP Units were issued.

To the extent our board of directors determines that we have sufficient available cash for redemptions as described below, we initially intend to redeem shares on a monthly basis; however, our board of directors may determine from time to time to adjust the timing of redemptions or suspend or terminate our share redemption program upon 30 days’ notice. Subject to the limitations and restrictions on the program and to funds being available, the number of shares repurchased during any consecutive twelve month period will be limited to no more than 5% of the number of outstanding shares of common stock at the beginning of that twelve month period.

Unless our board of directors determines otherwise, the funds available for redemptions in each month will be limited to the funds received from the distribution reinvestment plan in the prior month. Our board of directors has complete discretion to determine whether all of such funds from the prior month’s distribution reinvestment plan can be applied to redemptions in the following month, whether such funds are needed for other purposes or whether additional funds from other sources may be used for redemptions.

Our board of directors may terminate, suspend or amend the share redemption program at any time upon 30 days’ written notice without stockholder approval if our directors believe such action is in our best interests, or if they determine the funds otherwise available to fund our share redemption program are needed for other purposes. Any notice of a termination, suspension or amendment of the share redemption program will be made via a report on Form 8-K filed with the SEC at least 30 days prior to the effective date of such termination, suspension or amendment. Our board of directors may also limit the amounts available for redemption at any time in their sole discretion.

All requests for redemption must be made in writing and received by us at least five business days prior to the end of the month. If you would like to request redemption of your shares, please contact us to receive required redemption forms and instructions concerning required signatures. Certain broker dealers require that their clients make redemption requests through their broker dealer, so please contact your broker dealer first if you want to request redemption of your shares. You may also withdraw your request to have your shares redeemed. Withdrawal requests must also be made in writing and received by us at least five business days prior to the end of the month. We cannot guarantee that we will have sufficient funds from our distribution reinvestment plan, or at all, to accommodate all requests made in any month. In the event the number of shares for which repurchase requests have been submitted exceeds the limits on the number of shares we can redeem or the funds available for such redemption in a particular month and our board of directors determines that we will repurchase shares in that month, then shares will be repurchased on a pro rata basis and the portion of any unfulfilled repurchase request will be held and considered for redemption until the next month unless withdrawn. In addition, if we do not have sufficient available funds at the time redemption is requested, you can withdraw your request for redemption or request in writing that we honor it at such time in a successive month, if any, when we have sufficient funds to do so. Such pending requests will generally be considered on a pro-rata basis with any new redemption requests we receive in the applicable period.

Commitments by us to repurchase shares will be communicated either telephonically or in writing to each stockholder who submitted a request on or promptly (no more than five business days) after the fifth business day following the end of each month. We will redeem the shares subject to these commitments, and pay the redemption price associated therewith, within three business days following the delivery of such commitments. You will not relinquish your shares until we redeem them.

The shares we redeem under our share redemption program will be canceled and will have the status of authorized but unissued shares. We will not resell such shares to the public unless such sales are first registered with the SEC under the Securities Act and under appropriate state securities laws or are exempt under such laws. We will terminate our share redemption program in the event that our shares ever become listed on a national securities exchange or in the event a secondary market for our common shares develops.

Issuer Redemptions of Equity Securities

All eligible requests for redemptions were redeemed using the proceeds from our distribution reinvestment plan. The following table lists shares we redeemed (in thousands) under our share redemption plan during the period covered by this report, including the average price paid per share.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
October 1, 2014 to October 31, 2014	359,606	$9.84	359,606	421,675
November 1, 2014 to November 30, 2014	493,551	$9.88	493,551	313,158
December 1, 2014 to December 31, 2014	342,181	$9.89	342,181	437,501
Total	1,195,338		1,195,338

(1)	See description of our share redemption program above for a description of the limitations on the number of shares that may be redeemed.

Item 6.  Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except per share amounts).

	2014	2013	2012	2011	2010
Operating Data:
Revenues	$456,264	$322,862	$187,240	$95,526	$24,874
Depreciation and amortization	$193,870	$140,187	$84,747	$53,167	$16,029
Asset management and acquisition fees	$53,069	$60,490	$22,006	$20,453	$11,236
General and administrative	$6,782	$5,344	$3,590	$3,129	$1,866
Income (loss) before benefit (provision) for income taxes	$16,648	$(85,062)	$(32,393)	$(55,724)	$(30,759)
Benefit (provision) for income taxes	$(5,806)	$(701)	$(1,147)	$(2,885)	$(657)
Net income (loss)	$10,842	$(85,763)	$(33,540)	$(58,609)	$(31,416)
Net (income) loss attributable to noncontrolling interests	$(5,764)	$(3,173)	$(939)	$1,592	$5,951
Net income (loss) attributable to common stockholders	$5,078	$(88,936)	$(34,479)	$(57,017)	$(25,465)
Basic and diluted income (loss) per common share:	$0.02	$(0.48)	$(0.30)	$(0.85)	$(1.30)
Distributions declared per common share	$0.65	$0.65	$0.65	$0.70	$0.70
Weighted average common shares outstanding - basic and diluted	263,323	184,412	113,578	67,429	19,597
Balance Sheet Data:
Total investment property	$2,964,699	$2,799,850	$1,482,478	$950,430	$449,029
Cash and cash equivalents	$143,609	$124,859	$97,398	$66,490	$146,953
Total assets	$4,126,594	$3,803,219	$2,078,572	$1,381,317	$775,684
Long-term obligations (1)	$2,132,644	$1,982,791	$873,585	$647,204	$378,333

(1)	These amounts include notes payable, notes payable to affiliates and long-term derivative instruments.

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global”) was incorporated under the Maryland General Corporation Laws on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global raised approximately $2.8 billion through two public offerings from August 2009 through April 2014 to provide the equity capital for its real estate investments. Hines Global continues to offer up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Hines Global engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for its public offerings.

One of our primary investment objectives was to invest in a real estate portfolio that is diversified by asset type, geographic area, lease expirations and tenant industries. As of March 4, 2015, we have invested all of the proceeds raised through our public offerings. We may make additional investments in the future, from time to time. However, these investments will be funded with proceeds from the dispositions of other real estate investments or debt financings. We have invested in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Our principal targeted assets have been investments in properties, that have quality construction and desirable locations which can attract quality tenants. These types of investments are generally located in central business districts or suburban markets of major metropolitan cities worldwide. We have invested in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant. See “Item 2. Properties”, for additional information regarding our real estate portfolio.

As of December 31, 2014, we owned interests in 40 real estate investments which contain, in the aggregate, 14.4 million square feet of leasable space. Approximately 59% of our portfolio is located throughout the United States and approximately 41% is located internationally based on our pro rata share of the appraised value of each of the investments. These investments consisted of:

•	Domestic office investments (11 investments)

•	Domestic other investments (10 investments)

•	International office investments (10 investments)

•	International other investments (9 investments)

Discussed below are additional details related to our investment in a multi-family project, which was still under development as of December 31, 2014 but is expected to be completed in April 2015, and investments in real estate-related debt. Each of these investments is included in our domestic other investments segment. All other investments are operating real estate investments.

•
Aviva Coral Gables JV (formerly known as the Ponce & Bird JV) — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. The estimated total cost of the project is expected to be $66.0 million and the project will consist of 276 units upon completion. Affiliates of Hines own the remaining 17% interest in this joint venture. Construction began in April 2013 and is expected to be completed in April 2015.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has ten loans receivable, totaling $59.1 million, outstanding as of December 31, 2014. We are not affiliated with Flagship Capital GP. See Note 5 — Real Estate Loans Receivable for additional information regarding these loans receivable.

•
The Rim Loan Receivable — a variable interest entity ("VIE") that that was formed to provide $29.8 million in construction financing to the developer of four additional retail parcels at The Rim, a 656,371 square-foot outdoor retail center located in San Antonio, Texas. As of December 31, 2014, we had loaned $11.3 million to the developer. We are not affiliated with the developer of the project.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Additionally, application of our accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions. The following is a discussion of our critical accounting policies. For a discussion of all of our significant accounting policies, see Note 2 — Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Accounting for Joint Ventures and Noncontrolling Interests

Our consolidated financial statements included in this annual report include the accounts of Hines Global, the Operating Partnership and its wholly-owned subsidiaries and joint ventures as well as the related amounts of noncontrolling interests.  All intercompany balances and transactions have been eliminated in consolidation.

We evaluate the need to consolidate investments based on standards set forth by GAAP. Our joint ventures are evaluated based upon GAAP to determine whether or not the investment qualifies as a VIE.  If the investment qualifies as a VIE, an analysis is then performed to determine if we are the primary beneficiary of the VIE by reviewing a combination of qualitative and quantitative measures including analyzing the expected investment portfolio using various assumptions to estimate the net income from the underlying assets.  The projected cash flows are then analyzed to determine whether or not we are the primary beneficiary by analyzing if we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits.  In addition to this analysis, we also consider the rights and decision making abilities of each holder of variable interests. We will consolidate joint ventures that are determined to be variable interest entities for which we are the primary beneficiary. We will also consolidate joint ventures that are not determined to be variable interest entities, but for which we exercise significant control over major operating decisions, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

Any investments in partially owned real estate joint ventures and partnerships are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may exceed its fair value. In such an instance, we will record an impairment charge if we determine that a decline in the value of an investment below its fair value is other than temporary.  Our analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and our intent and ability to hold the investment to full recovery. Based on our analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investments in unconsolidated, partially owned real estate joint ventures for the years ended December 31, 2014, 2013, and 2012. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s investments, impairment charges may be recorded in future periods.

Investment Property and Lease Intangibles

When we acquire a property, we allocate the purchase price of the acquisition based upon our assessment of the fair value of various components, including to land and building, land, building and improvements, and intangible lease assets and liabilities. Fair value determinations are based on estimated cash flow projections that utilize discount and/or capitalization rates, as well as certain available market information. The fair value of land, building and improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets is based on our evaluation of the specific characteristics of each lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and market rates, the customer’s credit quality and costs to execute similar leases. The fair value of out-of-market leases is calculated as the present value (using a discount rate that reflects the risks associated with the leases) of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease. In estimating carrying costs, we include estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider customer improvements, leasing commissions and legal and other related expenses. Initial valuations are subject to change until such information is finalized, which will occur no later than 12 months after the acquisition date.

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the years ended December 31, 2014, 2013, and 2012.

Deferred Leasing Costs

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

Revenue Recognition and Valuation of Receivables

We are required to recognize minimum rent revenues on a straight-line basis over the terms of tenant leases, including rent holidays and bargain renewal options, if any. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant’s lease provision. Leases are not uniform in dealing with such cost reimbursements and there are many variations to the computation. We make quarterly accrual adjustments, positive or negative, to tenant reimbursement revenue to adjust the recorded amounts to our best estimate of the final amounts to be billed and collected with respect to the cost reimbursements. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term and are included in other revenue in the accompanying consolidated statements of operations. To the extent our leases provide for rental increases at specified intervals, we will record a receivable for rent not yet due under the lease terms. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectibility of unbilled rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity.

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

Additionally, a real estate loan receivable is considered to be impaired when, based upon current events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. If a real estate loan receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at its effective interest rate or to the value of the underlying collateral if the real estate loan receivable is collateral dependent. Evaluating real estate loans receivable for potential impairment can require management to exercise significant judgment. No impairment charges were recorded for the years ended December 31, 2014, 2013, and 2012.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies for a discussion regarding recent accounting pronouncements and the potential impact, if any, on our financial statements.

Financial Condition, Liquidity and Capital Resources

To date, our most significant demands for funds have been related to the purchase of real estate properties and other real estate-related investments. Specifically, we funded $4.5 billion of real estate investments using $2.8 billion of proceeds from our public offerings and debt proceeds. As of March 2015, we have invested all of the proceeds raised through our public offerings. As a result, any real estate investments we may make in the future will be funded using proceeds from the dispositions of other real estate investments and debt proceeds. Other significant demands for funds include the payment of operating expenses, distributions and debt service. Generally, we expect to meet these operating cash needs using cash flows from operating activities.

From time to time we may not generate sufficient cash flow from operations to fully fund distributions paid. Therefore some or all of our distributions may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from our distribution reinvestment plan, proceeds from the sales of assets, cash advances by our Advisor, and cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from this offering, cash advances by our Advisor and cash resulting from a waiver or deferral fees.

We believe that the proper use of leverage can enhance returns on real estate investments. As of December 31, 2014, our portfolio was 44% leveraged, based on the values of our real estate investments. At that time, we had $2.1 billion of principal outstanding under our various loan agreements with a weighted average interest rate of 2.9%, including the effects of related interest rate swaps. Approximately $376.3 million of our loans are maturing during 2015. We generally expect to refinance these loans, but we may repay them using our revolving credit facility with JPMorgan Chase Bank, N.A. (the “Revolving Credit Facility”) or other available cash if we are unable to refinance them at satisfactory terms.

The discussions below provide additional details regarding our operating, investing, and financing cash flows.

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

Net cash provided by operating activities for the year ended December 31, 2014 was $142.4 million compared to $40.5 million as of December 31, 2013. Net cash provided by operating activities was reduced by the payment of acquisition fees and acquisition-related expenses totaling $44.3 million during the year ended December 31, 2014 and $83.1 million during the year ended December 31, 2013. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital. Excluding the effect of these fees and expenses, operating cash flows increased by $63.0 million. This increase is due to our acquisition of four operating properties during 2014 and the operation of properties acquired during 2013 for the entire year.

Net cash provided by operating activities for the year ended December 31, 2013 was $40.5 million compared to cash provided by operating activities of $38.9 million for the year ended December 31, 2012. Net cash provided by operating activities was reduced by the payment of acquisition fees and acquisition-related expenses totaling $83.1 million during the year ended December 31, 2013 and $29.6 million during the year ended December 31, 2012. Excluding these fees and expenses, operating cash flows increased by $55.2 million between these periods as a result of our acquisition of 13 operating properties during 2013 and the operation of properties which were acquired during 2012 for the entire year.

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to payments made for the acquisition of our real estate investments, including deposits for pending acquisitions, capital expenditures at our properties, and activities related to our loans receivable. Additionally, beginning in 2014, cash flows from investing activities includes proceeds received from the sales of our real estate investments. Net cash used in investing activities for the year ended December 31, 2014 decreased $1.2 billion compared to the same period in 2013 primarily as a result of fewer investments and inflows of $248.1 million related to the sale of two of our properties. Below is additional information regarding these cash flows:

2014

•	We had cash outflows of $729.7 million related to our acquisition of four real estate investments.

•	We received proceeds of $248.1 million from the sale of two our properties before retiring $132.1 million in related mortgage loans.

•	We paid $7.6 million in capital expenditures at our operating properties and paid $44.1 million in construction costs at our multi-family development projects in Houston, Texas and Miami, Florida.

•	We also paid $15.0 million related to a deposit on a pending acquisition that was completed in 2015.

•	We made real estate loans of $50.6 million and received proceeds from the collection of real estate loans receivable of $19.4 million.

•	We had an increase in restricted cash of $9.2 million primarily related to escrows required by several of our outstanding mortgage loans.

2013

•	We had cash outflows of $1.7 billion related to our acquisition of 13 real estate investments.

•	We paid $11.7 million in capital expenditures at our operating properties and paid $44.4 million in construction costs at our multi-family development projects in Houston, Texas and Miami, Florida.

•	We made real estate loans of $20.0 million and received proceeds from the collection of real estate loans receivable of $12.4 million.

•	We had an increase in restricted cash of $4.6 million related to escrows required by several of our outstanding mortgage loans and security deposits at a property in Warsaw, Poland.

2012

•	We had cash outflows of $593.4 million related to our acquisition of nine real estate investments.

•	We paid $12.5 million in capital expenditures at our operating properties and paid $18.7 million in construction costs at our multi-family development projects in Houston, Texas and Miami, Florida.

•	We also paid $3.6 million related to our unconsolidated joint venture investment in @1377 and paid $7.5 million related to deposits on pending acquisitions that were completed in 2013.

•	Additionally, during the year ended December 31, 2012, we made loans of $33.3 million and received proceeds from loans receivable of $3.1 million.

•	We had an increase in restricted cash of $0.3 million related to escrows required by several of our outstanding mortgage loans.

Cash Flows from Financing Activities

Public Offerings

As described previously, we ceased offering primary shares pursuant to our second offering in April 2014. During the years ended December 31, 2014, 2013 and 2012, respectively, we raised proceeds of $378.8 million, $772.7 million and $556.7 million from our public offerings, excluding proceeds from the distribution reinvestment plan. In addition, during the years ended December 31, 2014, 2013 and 2012, respectively, we redeemed $37.7 million, $18.7 million and $11.1 million in shares of our common stock through our share redemption program.

In addition to the investing activities described above, we used proceeds from our public offerings of securities to make certain payments to the Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these included payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the years ended December 31, 2014, 2013 and 2012, respectively, we made payments of $39.5 million, $84.1 million and $58.3 million, for selling commissions, dealer manager fees and issuer costs related to our public offerings. The decrease in these payments during the year ended December 31, 2014 is primarily related to there having been less proceeds raised as a result of the closing of our second offering in April 2014. These payments increased between the years 2013 and 2012 due to an increase in the proceeds raised from our public offerings.

Distributions

With the authorization of our board of directors, we declared distributions for the months of January 2012 through March 2015 at an amount equal to $0.0017808 per share, per day. Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. Distributions paid to stockholders (including those reinvested in stock) during the years ended December 31, 2014, 2013 and 2012 were $168.6 million, $115.3 million and $71.3 million, respectively.

In our initial quarters of operations, and from time to time thereafter, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We funded 50% of total distributions for 2012, 67% of total distributions for 2013 and 19% of total distributions for 2014 with cash flows from financing activities, which include proceeds from our public offerings and proceeds from our debt financings. Also, during the years ended December 31, 2014, 2013, and 2012, respectively, we paid $44.3 million, $83.1 million and $29.6 million in acquisition fees and expenses. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital.

In April 2012, our Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that our MFFO for a particular quarter, as disclosed in each of our quarterly reports, amounts to less than 100% of the aggregate distributions declared for such quarter. Our Advisor waived a total of $12.2 million through the expiration of the waiver on December 31, 2013. As a result of the waiver of these fees, cash flows from operations that would have been paid to our Advisor for asset management fees were available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, these fees will not be paid to the Advisor in cash at any time in the future.

In December 2013 and December 2014, our Advisor agreed to waive asset management fees otherwise payable to it for the years ended December 31, 2014 and 2015, respectively, to the extent that our MFFO for the years ended December 31, 2014 and 2015 as disclosed in our Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to our stockholders for such year.

However, because MFFO exceeded distributions declared to our stockholders during the year ended December 31, 2014, the Advisor did not waive any asset management fees for such period. During the years ended December 31, 2014, 2013 and 2012, we incurred asset management fees of $34.9 million, $20.4 million and $5.9 million, respectively.

The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders (HALP, Moorfield and the Flagship Capital GP) as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests (2)	Sources
Distributions for the Three Years Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities (1)
December 31, 2014	$79,555	$91,530	$171,085	$4,668	$142,372	81%	$33,381	19%
December 31, 2013	$56,702	$63,062	$119,764	$3,331	$40,524	33%	$82,571	67%
December 31, 2012	$35,581	$38,394	$73,975	$3,159	$38,850	50%	$38,284	50%

(1)	Cash flows from financing activities includes proceeds from our public offerings, equity capital contributions from noncontrolling interests and proceeds from debt financings.

(2)
Includes distributions declared to the Brindleyplace JV related to the operations of the Brindleyplace Project of $4.3 million, $2.8 million and $2.9 million to Moorfield for the years ended December 31, 2014, 2013 and 2012, respectively.

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our revolving credit facility with the Revolving Credit Facility to provide funding for near-term investment or working capital needs. As mentioned previously, our portfolio was 44% leveraged as of December 31, 2014 (based on the values of our real estate investments) with a weighted average interest value of 2.9%.

Below is additional information regarding our loan activities for the years ended December 31, 2014, 2013 and 2012. See Note 6 — Debt Financing for additional information regarding our outstanding debt:

2014

•
We entered into $314.2 million of mortgage financing, related to the acquisition of four operating properties with an aggregate net purchase price of $732.9 million. Additionally, two of our multi-family development projects borrowed $45.3 million to fund construction costs.

•
The Flagship JV borrowed $30.1 million under its revolving credit facility related to the funding of its loans receivable during the period and made payments of $16.0 million on its revolving credit facility.

•	We also borrowed approximately $673.5 million under our Revolving Credit Facility and made payments of $577.3 million.

•	We made payments of $132.1 million related to our loans secured by 144 Montague and Stonecutter Court upon the disposition of those properties.

•
We made payments of $54.6 million and $20.8 million related to our loans secured by the Campus at Marlborough and WaterWall Place, respectively. The loans at both of these properties had reached their maturity date and we did not seek additional financing.

•	We also made payments totaling $8.1 million on our remaining outstanding mortgage loans.

•	We made payments of $4.4 million for financing costs related to our loans.

2013

•
We entered into $676.4 million of mortgage financing, related to the acquisition of 13 operating properties with an aggregate net purchase price of $1.7 billion. Additionally, two of our multi-family development projects borrowed $44.6 million to fund construction costs.

•	The Flagship Capital JV borrowed $8.3 million related to its $20.0 million investments in loans receivable.

•	We borrowed $1.3 billion and made payments of $943.7 million under our two bridge loans and our Revolving Credit Facility.

•	We made payments of $10.1 million for financing costs related to our loans and $4.3 million related to our interest rate caps.

2012

•
We entered into $249.1 million of mortgage financing, related to the acquisition of nine operating properties with an aggregate net purchase price of $626.7 million. Additionally, two of our multi-family development projects borrowed $19.6 million to fund construction costs.

•	The Flagship Capital JV borrowed $7.5 million related to its $28.9 million investments in loans receivable.

•	We borrowed $492.5 million and made payments of $551.6 million under our two bridge loans and our Revolving Credit Facility.

•	We also made payments of $5.5 million for financing costs related to our loans and $1.8 million related to our interest rate caps.

Contributions From Noncontrolling Interests

During the year ended December 31, 2014, an affiliate of Hines Interests Limited Partnership (“Hines”), the noncontrolling interest in Hines One WaterWall Holdings LP (the “WaterWall Place JV”), contributed $1.5 million to the WaterWall Place JV, for the funding of the repayment of the construction loan to an affiliate. The contribution is recorded in contributions from noncontrolling interests in our statement of cash flows.

During the years ended December 31, 2014, 2013, and 2012, Moorfield made contributions in the amount of $2.0 million,$2.0 million, and $4.1 million, which is recorded in contributions from noncontrolling interests in our consolidated statement of cash flows. During the years ended December 31, 2014, 2013, and 2012, the Flagship Capital GP, the noncontrolling interest in the Flagship JV, contributed $0.4 million, $0.6 million, and $1.0 million, respectively to the Flagship Capital JV which is also recorded in contributions from noncontrolling interests in our consolidated statement of cash flows.

Results of Operations

Year ended December 31, 2014 compared to the year ended December 31, 2013

Same-store Analysis

We owned 40 real estate investments that were 96% leased as of December 31, 2014, compared to 34 real estate investments that were 93% leased as of December 31, 2013. The following table presents the property-level revenues in excess of expenses for the year ended December 31, 2014, as compared to the same period in 2013, by reportable segment. Same-store properties for the year ended December 31, 2014 include 19 properties owned as of January 1, 2013 that were 95% leased as of December 31, 2014 compared to 90% leased as of December 31, 2013. As we are approaching the end of the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties, as indicated by the same-store analysis below. All amounts are in thousands, except for percentages:

	Years Ended December 31,		Change
	2014	2013	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$54,852	$52,355	$2,497	5%
Domestic other investments	31,997	30,812	1,185	4%
International office investments	14,539	14,507	32	—%
International other investments	39,668	35,587	4,081	11%
Total same-store properties	$141,056	$133,261	$7,795	6%
Recent acquisitions	160,747	69,443	91,304	131%
Disposed properties (2)	17,360	18,065	(705)	(4)%
Total property revenues in excess of expenses	$319,163	$220,769	$98,394	45%

Other
Depreciation and amortization	$193,870	$140,187	$53,683	38%
Gain on sale of real estate investments	$64,003	$—	$64,003	—%
Interest expense	$78,273	$60,968	$17,305	28%
Income tax provision	$5,806	$701	$5,105	728%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

(2)	Includes the property revenues in excess of expenses for the two properties that were sold in 2014.

In total, property revenues in excess of expenses of the same-store properties increased 6% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Below is additional information regarding significant variances in our property revenues in excess of expenses at our same-store properties:

•	Domestic office investments:

◦	Revenue at 17600 Gillette increased by $1.5 million due to termination fees from a tenant in March 2014. The previous tenant vacated its space and the space has been re-leased to a new tenant.

◦	Revenue increased $0.4 million at Fifty South Sixth due to a lease termination payment.

•	Domestic other investments:

◦	We experienced a $1.0 million increase in rental revenue, which is mostly due to fees received for telecommunication-related services for new and existing tenants at Komo Plaza.

•	International other investments:

◦	We experienced a $4.5 million increase in rental revenue at the Brindleyplace Project, which is mostly due to a new tenant that took occupancy in the third quarter of 2013.

◦
We experienced a $1.0 million decrease in property revenues in excess of expenses at one of our properties in the Poland Logistics Portfolio resulting from increased vacant space for the majority of 2014.

The increases in depreciation and amortization, interest expense, and income tax provision identified in the table above are primarily due to the acquisition of real estate investments during 2013 and 2014. We had gain on sale of real estate investments due to the sale of 144 Montague and Stonecutter Court during 2014.

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

The table below summarizes the activity related to our derivatives for the years ended December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2014	2013
Gain (loss) on interest rate contracts	$(9)	$5,082
Unrealized gain (loss) on foreign currency forward contracts	6,774	576
Gain (loss) on settlement of foreign currency forward contracts	557	4,251
Gain (loss) on derivative instruments	$7,322	$9,909

Other Expenses

The tables below provide additional information related to our acquisition-related expenses, asset management and acquisition fees and general and administrative expenses for the years ended December 31, 2014 and 2013. All amounts in thousands, except percentages:

	Years Ended December 31,		Change
	2014	2013	$	%
Acquisition fee	$18,188	$40,136	$(21,948)	(55)%
Asset management fee	$34,881	$20,354	$14,527	71%
Asset management and acquisition fees	$53,069	$60,490	$(7,421)	(12)%

Acquisition-related expenses	$29,278	$42,747	$(13,469)	(32)%
General and administrative expenses	$6,782	$5,344	$1,438	27%

The changes identified in the table above are primarily due to the following:

•
We pay our Advisor acquisition fees equal to 2.25% of the net purchase price of our real estate investments. The decrease in acquisition fees identified above is a result of a decrease in our acquisition activity during 2014. For the year ended December 31, 2014, we acquired four real estate investments with an aggregate net purchase price of $732.9 million, compared to 13 real estate investments with an aggregate net purchase price of $1.7 billion for the year ended December 31, 2013.

•
We pay monthly asset management fees to our Advisor based on an annual fee of 1.5% of the net equity capital invested in real estate. Asset management fees were higher for the year ended December 31, 2014 compared to the same period in 2013, primarily due to our acquisition of additional real estate investments beginning in 2013. Additionally, our Advisor waived $3.6 million of asset management fees payable to it during the year ended December 31, 2013.

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

Foreign Currency Gains (Losses)

Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than our functional currencies. During the years ended December 31, 2014 and 2013, these gains and losses were primarily related to the effect of remeasuring our borrowings denominated in foreign currencies into U.S. dollars and the changes in exchange rates between the date of the borrowing and December 31, 2014 and 2013.

Year ended December 31, 2013 compared to the year ended December 31, 2012

Same-store Analysis

We owned 34 properties that were 93% leased as of December 31, 2013, compared to 21 properties that were 94% leased as of December 31, 2012. The following table presents the property-level revenues in excess of expenses for the year ended December 31, 2013, as compared to the same period in 2012, by reportable segment. Same-store properties for the year ended December 31, 2013 include 12 properties owned as of January 1, 2012 that were 97% leased as of December 31, 2013 compared to 93% leased as of December 31, 2012. The changes in our results of operations related to our properties are primarily due to the acquisition of properties, as indicated by the same-store analysis below. All amounts are in thousands, except for percentages:

	Year Ended December 31,		Change
	2013	2012	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$38,960	$39,591	$(631)	(2)%
Domestic other investments	20,135	18,026	2,109	12%
International office investments	18,139	18,438	(299)	(2)%
International other investments	25,502	25,101	401	2%
Total same-store properties	$102,736	$101,156	$1,580	2%
Recent acquisitions	118,033	25,045	92,988	371%
Total property revenues in excess of expenses	$220,769	$126,201	$94,568	75%

Other
Depreciation and amortization	$140,187	$84,747	$55,440	65%
Interest expense	$60,968	$37,915	$23,053	61%
Income tax provision (benefit)	$701	$1,147	$(446)	(39)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

In total, property revenues in excess of expenses of the same-store properties increased 2% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Below is additional information regarding significant variances in our property revenues in excess of expenses at our same-store properties:

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

◦	We experienced an increase in fees received for telecommunication-related services for new and existing tenants at Komo Plaza which increased our rental revenues for the property.

Derivative Instruments

The table below summarizes the activity related to our derivatives for the years ended December 31, 2013 and 2012 (in thousands):

	Years Ended December 31,
	2013	2012
Gain (loss) on interest rate contracts	$5,082	$(2,663)
Unrealized gain (loss) on foreign currency forward contracts	576	(198)
Gain (loss) on settlement of foreign currency forward contracts	4,251	4,259
Gain (loss) on derivative instruments	$9,909	$1,398

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

The changes identified in the table above are primarily due to the following:

•
The increase in acquisition fees identified above is a result of an increase in our acquisition activity. For the year ended December 31, 2013, we acquired 13 real estate investments with an aggregate net purchase price of $1.7 billion compared to nine real estate investments with an aggregate net purchase price of $626.7 million for the year ended December 31, 2012.

•
Asset management fees were higher for the year ended December 31, 2013 compared to the same period in 2012, primarily due to our acquisition of additional real estate investments beginning in 2013 as well as a reduced asset management fee waiver in 2013. In 2013, the Advisor waived asset management fees of $3.6 million and in 2012 the Advisor waived $8.6 million of asset management fees. See “— Financial Condition, Liquidity and Capital Resources” for additional information regarding the Advisor’s asset management fee waivers.

•
Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. These costs vary significantly from one acquisition to another. In general, the increase is a result of more acquisitions completed during the current period.

•
The increase in our general and administrative costs is primarily due to increased transfer agent costs resulting from an increase in the number of stockholders compared to the same period in 2012, as well as an increase in audit and tax fees as a result of an increase in acquisition and leasing activity in 2013.

Other Gains (Losses)

Other gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than our functional currencies. During the year ended December 31, 2013 and 2012, these gains and losses were primarily related to the effect of remeasuring our borrowings denominated in foreign currencies into U.S. dollars and the changes in exchange rates between the date of the borrowing and December 31, 2013 and 2012.

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

FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. In addition, FFO and MFFO should not be considered as alternatives to net income (loss) or income (loss) from continuing operations as an indication of our performance or as alternatives to cash flows from operating activities as an indication of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and MFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. Please see the limitations listed below associated with the use of MFFO:

•
As we are approaching the end of the acquisition phase of our life cycle but are still making investments, acquisition costs and other adjustments that are increases to MFFO are, and may continue to be, a significant use of cash and dilutive to the value of an investment in our shares.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the years ended December 31, 2014, 2013 and 2012. As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the three periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

	Period from Inception (December 10, 2008) through December 31, 2014
		Years Ended December 31,
		2014	2013	2012
Net income (loss)	$(199,048)	$10,842	$(85,763)	$(33,540)
Depreciation and amortization (1)	487,974	193,870	140,187	84,747
Gain on sale of investment property (2)	(64,003)	(64,003)	—	—
Adjustments for noncontrolling interests (3)	(15,935)	(6,656)	(5,397)	(3,711)
Funds from operations	208,988	134,053	49,027	47,496
Loss (gain) on derivative instruments (4)	(4,906)	(7,322)	(9,909)	(1,398)
Loss (gain) on foreign currency (5)	17,347	11,368	6,433	(455)
Other components of revenues and expenses (6)	(23,781)	(14,958)	(5,596)	(1,884)
Acquisition fees and expenses (7)	203,200	47,410	82,050	28,535
Adjustments for noncontrolling interests (3)	(78)	3,319	2,667	872
Modified Funds From Operations	$400,770	$173,870	$124,672	$73,166
Basic and Diluted Loss Per Common Share Attributable to Common Stockholders	$(1.85)	$0.02	$(0.48)	$(0.30)
Funds From Operations Per Common Share	$1.92	$0.51	$0.27	$0.42
Modified Funds From Operations Per Common Share	$3.69	$0.66	$0.68	$0.64
Weighted Average Shares Outstanding	108,711	263,323	184,412	113,578

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

(2)
Represents the gain on disposition of certain real estate investments. Although this gain is included in the calculation of net income (loss), we have excluded it from FFO because we believe doing so appropriately presents the operating performance of our real estate investments on a comparative basis.

(3)	Includes income attributable to noncontrolling interests and all adjustments to eliminate the noncontrolling interests’ share of the adjustments to convert our net loss to FFO and MFFO.

(4)
Represents components of net income (loss) related to the estimated changes in the values of our interest rate contract derivatives and foreign currency forwards. We have excluded these changes in value from our evaluation of our operating performance and MFFO because such adjustments may not be reflective of our ongoing performance and may reflect unrealized impacts on our operating performance.

(5)
Represents components of net income (loss) primarily resulting from the remeasurement of loans denominated in currencies other than our functional currencies. We have excluded these changes in value from our evaluation of our operating performance and MFFO because such adjustments may not be reflective of our ongoing performance and may reflect unrealized impacts on our operating performance.

(6)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the period from inception through December 31, 2014 and for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Period from Inception (December 10, 2008) through December 31, 2014
		Years Ended December 31,
		2014	2013	2012
Straight-line rent adjustment (a)	$(51,812)	$(24,947)	$(13,927)	$(7,512)
Amortization of lease incentives (b)	6,629	4,178	1,736	486
Amortization of out-of-market leases (b)	19,009	5,366	5,990	4,479
Other	2,393	445	605	663
	$(23,781)	$(14,958)	$(5,596)	$(1,884)

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

(7)
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

•
Amortization of deferred financing costs was $17.7 million for the period from inception through December 31, 2014 and $6.9 million, $5.2 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from our public offerings. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. The Advisor waived a total of $12.2 million through the expiration of the prior asset management fee waiver on December 31, 2013. As a result of the waiver of these fees, cash flows from operations that would have been paid to the Advisor for asset management fees were available to pay distributions to stockholders. However, because MFFO exceeded distributions declared to our stockholders during the year ended December 31, 2014, the Advisor did not waive any asset management fees for that period. During the years ended December 31, 2014, 2013 and 2012, we incurred asset management fees of $34.9 million, $20.4 million and $5.9 million, respectively. For additional information regarding the Advisor’s asset management fee waivers, please see “—Cash Flows from Financing Activities—Distributions.”

From inception through December 31, 2014, we declared distributions to our stockholders totaling $426.0 million, compared to total aggregate FFO of $209.0 million and cash flows from operating activities of $229.0 million. For the year ended December 31, 2014, we declared distributions to our stockholders totaling $171.1 million, compared to total aggregate FFO of $134.1 million. For the years ended December 31, 2013 and 2012, we declared distributions to our stockholders totaling $119.8 million and $74.0 million, respectively, compared to an FFO of $49.0 million and $47.5 million, respectively. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income and FFO. From inception through December 31, 2014, we incurred acquisition fees and expenses totaling $203.2 million.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these included payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to the Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by the Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. We have also entered into several affiliated transactions with affiliates of Hines to make investments and provide financing. See Note 9 — Related Party Transactions to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for additional information concerning our Related-Party Transactions and Agreements.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2014. The table below excludes $4.6 million in obligations comprised principally of construction contracts which are generally due within the next 12 months related to our new development projects because such amounts are not fixed or determinable. Specifically included are our obligations under long-term debt agreements and our operating lease agreement (in thousands):

	Payments due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Notes payable (1)	$428,534	$1,100,049	$470,126	$302,172	$2,300,881
Notes payable to affiliates (1)	17,801	—	—	—	17,801
Operating lease agreement (2)	365	730	730	3,282	5,107
Total contractual obligations	$446,700	$1,100,779	$470,856	$305,454	$2,323,789

(1)
Notes payable includes principal and interest payments under our mortgage and construction loans. For the purpose of this table, we assumed that rates of our unhedged variable-interest loans were equal to the rates in effect as of December 31, 2014 and remain constant for the remainder of the loan term. Further, for the purpose of this table, for mortgages denominated in a foreign currency, we assumed the exchange rate in effect as of December 31, 2014 remains constant for the remainder of the loan term.

(2)
The operating lease agreement relates to the Brindleyplace JV, which leases space from a tenant in one of its properties through a non-cancellable lease agreement which expires on December 24, 2028.  The Company expects to make annual payments of approximately £0.2 million ($0.4 million assuming a rate of $1.55 per GBP as of December 31, 2014) pursuant to the lease, which will be recorded in rental expense in its consolidated statement of operations. For the purpose of this table, we assumed the exchange rate of $1.55 per GBP remains constant for the remainder of the lease term.

Recent Developments and Subsequent Events

Simon Hegele Logistics Portfolio - Phase 2

In January 2015, we acquired the second phase of the Simon Hegele Logistics portfolio. The acquisition consisted of a 240,000 square foot expansion space located in Forchheim, Germany. We previously acquired a building in the first phase of the portfolio, and had additional rights to purchase the expansion space. The expansion space is 100% leased to a single tenant. The contract purchase price for the second phase of the Simon Hegele Logistics portfolio was €24.7 million (approximately $29.5 million based on an exchange rate of $1.19 per EUR as of the transaction date), exclusive of transaction costs and working capital reserves.

The Summit

In March 2015, we acquired the Summit, a portfolio of Class A office towers located in Bellevue, Washington that consists of 524,130 square feet, and is 94.7% leased. The purchase price for the Summit was $320.0 million, exclusive of transaction costs and working capital reserves. The Summit includes a 43,413 square foot development site with a completed seven-story subterranean garage.

We have not concluded our accounting for these recent acquisitions, but we expect that the purchase price will primarily be allocated to building, land, and intangible lease assets and liabilities.

The Harder German Logistics Portfolio Acquisition

In December 2014 and January 2015, we entered into contracts to acquire the Harder German Logistics portfolio, consisting of three logistic assets located in the German cities of: Duisburg, Nuremburg, and Karlsdorf. The Harder German Logistics portfolio consists of 1.3 million square feet of net rentable area, including a 0.7 million square foot development site. The remaining assets of 0.6 million are 100% leased. The contract purchase price for the Harder German Logistics portfolio was €116.7 million (approximately $137.5 million based on an average exchange rate of $1.18 per EUR as of the dates the contracts were signed), exclusive of transaction costs and working capital reserves. We anticipate that we will complete the acquisition of the assets located in Karlsdorf and Nuremburg in March 2015. The acquisition of the remaining asset located in Duisberg is not expected to close until the development of the asset is complete. The Duisberg asset consists of the 0.7 million square foot development site. We expect to complete the acquisition of the asset in Duisberg no later than December 31, 2015.

Derivative Instruments

In March 2015, we executed two interest rate cap corridor agreements with an aggregate notional amount of $500.0 million as economic hedges against the variability of future interest rates on our Revolving Loan Commitment and Term Loan Commitment. We have not designated any of these derivatives as hedges for accounting purposes.

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

At December 31, 2014, we had fixed rate debt of $688.1 million and variable rate debt of $1.4 billion, after adjusting for the $236.0 million notional amount of our interest rate swap contracts. If interest rates were to increase by 1% and all other variables were held constant, we would incur $14.4 million in additional annual interest expense associated with our variable-rate debt. Additionally, we have notional amounts of approximately $508.6 million in interest rate caps to cap our variable rate debt. As of December 31, 2014, the variable interest rates did not exceed their capped interest rates.

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

	Reduction in Book Value as of December 31, 2014	Reduction in Net Income (Loss) for the Year Ended December 31, 2014
AUD	$8,629	$351
EUR	$11,365	$2,932
GBP	$34,512	$2,084

(1)
Our real estate assets in Moscow, Russia were purchased in U.S. dollars and we expect that when we dispose of these assets, the sale transactions will also be denominated in U.S. dollars. Accordingly, we do not expect to have rouble exposure upon disposition.

Additionally, our Revolving Credit Facility allows for borrowings denominated in foreign currencies, which subject us to risks related to the effects of exchange rate movement. As of December 31, 2014, we had 6.0 million AUD outstanding on our Revolving Credit Facility. Holding everything else constant, a 10% immediate, unfavorable change in the exchange rate between the Australian dollar and the U.S. dollar would result in an increase of our principal balance by $489,000.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hines Global REIT, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Global REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Global REIT, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Houston, Texas
March 30, 2015

HINES GLOBAL REIT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013

	2014	2013
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$2,964,699	$2,799,850
Investment in unconsolidated entities	2,873	3,573
Cash and cash equivalents	143,609	124,859
Restricted cash	19,955	12,283
Derivative instruments	14,661	5,294
Tenant and other receivables, net	64,212	48,247
Intangible lease assets, net	743,465	695,724
Deferred leasing costs, net	59,902	43,999
Deferred financing costs, net	12,879	15,874
Real estate loans receivable, net	74,400	43,237
Other assets	25,939	10,279
Total assets	$4,126,594	$3,803,219
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$91,007	$72,941
Due to affiliates	14,106	16,419
Intangible lease liabilities, net	84,385	68,355
Other liabilities	43,633	33,875
Derivative instruments	9,848	9,817
Distributions payable	17,558	14,143
Notes payable to affiliates	17,601	37,561
Notes payable	2,112,359	1,935,901
Total liabilities	2,390,497	2,189,012

Commitments and contingencies (Note 14)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2014 and 2013	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized as of December 31, 2014 and 2013; 270,657 and 229,035 common shares issued and outstanding as of December 31, 2014 and 2013, respectively	271	229
Additional paid-in capital	2,014,113	1,800,936
Accumulated deficit	(201,227)	(206,305)
Accumulated other comprehensive income (loss)	(123,769)	(23,921)
Total stockholders’ equity	1,689,388	1,570,939
Noncontrolling interests	46,709	43,268
Total equity	1,736,097	1,614,207
Total liabilities and equity	$4,126,594	$3,803,219

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$425,969	$298,943	$174,794
Other revenue	30,295	23,919	12,446
Total revenues	456,264	322,862	187,240
Expenses:
Property operating expenses	85,134	65,716	40,511
Real property taxes	42,273	28,638	16,576
Property management fees	9,694	7,739	3,952
Depreciation and amortization	193,870	140,187	84,747
Acquisition related expenses	29,278	42,747	12,633
Asset management and acquisition fees	53,069	60,490	22,006
General and administrative expenses	6,782	5,344	3,590
Total expenses	420,100	350,861	184,015
Income (loss) before other income (expenses) and benefit (provision) for income taxes	36,164	(27,999)	3,225
Other income (expenses):
Gain (loss) on derivative instruments	7,322	9,909	1,398
Gain (loss) on sale of real estate investments	64,003	—	—
Foreign currency gains (losses)	(13,074)	(6,458)	672
Interest expense	(78,273)	(60,968)	(37,915)
Interest income	506	454	227
Income (loss) before benefit (provision) for income taxes	16,648	(85,062)	(32,393)
Benefit (provision) for income taxes	(5,806)	(701)	(1,147)
Net income (loss)	10,842	(85,763)	(33,540)
Net (income) loss attributable to noncontrolling interests	(5,764)	(3,173)	(939)
Net income (loss) attributable to common stockholders	$5,078	$(88,936)	$(34,479)
Basic and diluted income (loss) per common share:	$0.02	$(0.48)	$(0.30)
Weighted average number of common shares outstanding	263,323	184,412	113,578
Net comprehensive income (loss):
Net income (loss)	$10,842	$(85,763)	$(33,540)
Other comprehensive income (loss):
Foreign currency translation adjustment	(101,397)	(14,840)	12,301
Net comprehensive income (loss):	(90,555)	(100,603)	(21,239)
Net comprehensive (income) loss attributable to noncontrolling interests	(4,215)	(3,642)	(2,111)
Net comprehensive income (loss) attributable to common stockholders	$(94,770)	$(104,245)	$(23,350)

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	Hines Global REIT, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2012	90,023	$90	$738,616	$(82,890)	$(19,741)	$636,075	$33,329
Issuance of common shares	60,019	60	596,683	—	—	596,743	—
Contribution from noncontrolling interest	—	—	—	—	—	—	8,082
Distributions declared	—	—	(73,975)	—	—	(73,975)	(293)
Distributions on Convertible Preferred Equity Certificates (“CPEC”)	—	—	—	—	—	—	(2,866)
Redemption of common shares	(1,153)	(1)	(11,323)	—	—	(11,324)	—
Selling commissions and dealer manager fees	—	—	(54,552)	—	—	(54,552)	—
Issuer costs	—	—	(5,710)	—	—	(5,710)	—
Net income (loss)	—	—	—	(34,479)	—	(34,479)	939
Foreign currency translation adjustment	—	—	—	—	11,129	11,129	1,172
Balance as of December 31, 2012	148,889	$149	$1,189,739	$(117,369)	$(8,612)	$1,063,907	$40,363
Issuance of common shares	82,085	82	833,748	—	—	833,830	—
Contributions from noncontrolling interest	—	—	—	—	—	—	2,594
Distributions declared	—	—	(119,764)	—	—	(119,764)	(544)
Distributions on CPEC	—	—	—	—	—	—	(2,787)
Redemption of common shares	(1,939)	(2)	(20,071)	—	—	(20,073)	—
Selling commissions and dealer manager fees	—	—	(75,579)	—	—	(75,579)	—
Issuer costs	—	—	(7,137)	—	—	(7,137)	—
Net income (loss)	—	—	—	(88,936)	—	(88,936)	3,173
Foreign currency translation adjustment	—	—	—	—	(22,794)	(22,794)	469
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	7,485	7,485	—
Balance as of December 31, 2013	229,035	$229	$1,800,936	$(206,305)	$(23,921)	$1,570,939	$43,268
Issuance of common shares	45,477	45	463,514	—	—	463,559	—
Contributions from noncontrolling interest	—	—	—	—	—	—	3,894
Distributions declared	—	—	(171,085)	—	—	(171,085)	(324)
Distributions on CPEC	—	—	—	—	—	—	(4,344)
Redemption of common shares	(3,855)	(3)	(40,922)	—	—	(40,925)	—
Selling commissions and dealer manager fees	—	—	(36,355)	—	—	(36,355)	—
Issuer costs	—	—	(1,975)	—	—	(1,975)	—
Net income (loss)	—	—	—	5,078	—	5,078	5,764
Foreign currency translation adjustment	—	—	—	—	(105,570)	(105,570)	(1,549)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	5,722	5,722	—
Balance as of December 31, 2014	270,657	$271	$2,014,113	$(201,227)	$(123,769)	$1,689,388	$46,709

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$10,842	$(85,763)	$(33,540)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	209,957	153,203	93,526
Foreign currency (gains) losses	13,074	6,458	(672)
(Gain) loss on sale of real estate investments	(64,003)	—	—
(Gain) loss on derivative instruments	(7,322)	(9,909)	(1,398)
Changes in assets and liabilities:
Change in other assets	(2,440)	(3,965)	(1,497)
Change in tenant and other receivables	(26,505)	(15,539)	(15,355)
Change in deferred leasing costs	(23,343)	(38,168)	(6,542)
Change in accounts payable and accrued expenses	18,242	27,078	4,221
Change in other liabilities	10,850	(121)	(431)
Change in due to affiliates	3,020	7,250	538
Net cash from operating activities	142,372	40,524	38,850
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate investments	248,120	—	—
Investments in acquired properties and lease intangibles	(729,674)	(1,669,620)	(593,428)
Capital expenditures at operating properties and developments	(51,671)	(56,148)	(31,219)
Contributions to unconsolidated entities	—	—	(3,573)
Distributions from unconsolidated entities	700	—	—
Deposits on investment property	(15,000)	—	(7,458)
Investments in real estate loans receivable	(50,576)	(20,022)	(33,316)
Proceeds from collection of real estate loans receivable	19,447	12,397	3,107
Change in restricted cash	(9,188)	(4,621)	(286)
Net cash from investing activities	(587,842)	(1,738,014)	(666,173)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	378,804	772,693	556,657
Contribution from noncontrolling interest	3,894	2,594	5,082
Redemption of common shares	(37,708)	(18,713)	(11,099)
Payment of issuer costs	(2,457)	(7,121)	(5,675)
Payment of selling commissions and dealer manager fees	(37,011)	(77,018)	(52,660)
Distributions paid to stockholders and noncontrolling interests	(81,901)	(57,277)	(39,493)
Proceeds from notes payable	1,063,094	2,118,606	749,076
Proceeds from related party notes payable	—	8,273	19,628
Payments on related party notes payable	(20,770)	—	—
Payments on notes payable	(788,178)	(1,010,807)	(557,588)
Change in security deposit liability	1,157	1,475	542
Deferred financing costs paid	(4,387)	(10,119)	(5,504)
Payments related to interest rate contracts	(133)	(4,330)	(1,795)
Net cash from financing activities	474,404	1,718,256	657,171
Effect of exchange rate changes on cash	(10,184)	6,695	1,060
Net change in cash and cash equivalents	18,750	27,461	30,908
Cash and cash equivalents, beginning of period	124,859	97,398	66,490
Cash and cash equivalents, end of period	$143,609	$124,859	$97,398

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

On August 5, 2009, Hines Global commenced its initial public offering of common stock for sale to the public (the “Initial Offering”) which expired on February 1, 2013. Hines Global commenced a follow-on offering effective February 4, 2013, through which it offered up to $3.5 billion in shares of common stock (the “Second Offering”), and ceased offering primary shares pursuant to the Second Offering on April 11, 2014. Hines Global continues to offer up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Collectively, through its public offerings, the Company received gross offering proceeds of $2.8 billion from the sale of 278.4 million shares from inception through December 31, 2014.

The Company made its initial real estate investment in June 2010 and owned interests in 40 real estate investments as of December 31, 2014. The Company’s investments consisted of the following types of investments:

•	Domestic office investments (11 investments)

•	Domestic other investments (10 investments)

•	International office investments (10 investments)

•	International other investments (9 investments)

Discussed below are additional details related to the Company’s investments in multi-family projects that have not been completed and investments in real estate related debt, each of which are included in the Company’s domestic other investments segment. All other investments are operating real estate investments.

•
Aviva Coral Gables JV (formerly known as the Ponce & Bird JV) — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. The estimated total cost of the project is expected to be $66.0 million and the project will consist of 276 units upon completion. Affiliates of Hines own the remaining 17% interest in this joint venture. Construction began in April 2013 and is expected to be completed in April 2015.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has ten loans receivable, totaling $59.1 million, outstanding as of December 31, 2014. The Company is not affiliated with Flagship Capital GP. See Note 5 — Real Estate Loans Receivable for additional information regarding these loans receivable.

•
The Rim Loan Receivable — a variable interest entity ("VIE") that that was formed to provide $29.8 million in construction financing to the developer of four additional retail parcels at The Rim, a 656,371 square-foot outdoor retail center located in San Antonio, Texas. As of December 31, 2014, the Company had loaned $11.3 million to the developer. The Company is not affiliated with the developer of the project.

Joint Ventures, Equity Method Investments and Noncontrolling Interests

On January 7, 2009, the Company and Hines Global REIT Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines Global REIT Properties, LP (the “Operating Partnership”). The Company conducts most of its operations through the Operating Partnership. On January 14, 2009, the Company and HALP made initial capital contributions to the Operating Partnership of $10,000 and $190,000, respectively and accordingly, HALP owned a 95.0% noncontrolling interest in the Operating Partnership. As of December 31, 2014 and 2013, HALP owned a 0.01% and 0.01% interest in the Operating Partnership, respectively.

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

Consolidated VIEs

The Flagship JV

In June 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement (as amended) with Flagship Capital, GP for the formation of Flagship Capital Partners Fund, LP (the “Flagship JV”) for the purpose of originating real estate loans. The Company owns a 97% interest in the Flagship JV and Flagship Capital, GP owns the remaining 3% interest. Flagship Capital, GP serves as the general partner and will manage the day-to-day activities of the Flagship JV. Both partners have equal voting rights and distributions from the Flagship JV will initially be paid to the fund partners based on their pro rata ownership. Since the voting rights of each of the partners are disproportionate to their ownership interests, the Company has concluded that the Flagship JV qualifies as a VIE under ASC 810. Further, the Company has determined that it is the primary beneficiary due to its ability to exercise significant control and influence over the Flagship JV as well as certain other factors. As a result, the Company has consolidated the Flagship JV and its wholly-owned subsidiaries in its financial statements. See Note 10 — Noncontrolling Interests for additional information regarding our noncontrolling interests in the Flagship JV.

The WaterWall Place JV

In December 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines One WaterWall Holdings LP (the “WaterWall Place JV”), a Delaware limited liability company, for the purpose of developing a multi-family project in Houston, Texas. Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the initial limited partner. The Company has a 93% interest in this joint venture . An affiliate of Hines owns the remaining 7% interest in this joint venture. The Company has concluded its investment in the WaterWall Place JV qualifies as a VIE under ASC 810. Further, the Company has determined that it is the primary beneficiary since it has greater exposure to the variability of One WaterWall JV’s economic performance as well as certain other factors. As a result, the Company has consolidated the WaterWall Place JV and its wholly-owned subsidiaries in its financial statements. See Note 10 — Noncontrolling Interests for additional information regarding our noncontrolling interests in the WaterWall Place JV.

The Aviva Coral Gables JV (formerly known as the Ponce & Bird JV)

In July 2012, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines Ponce & Bird Holdings LP , a Delaware limited liability company, for the purpose of developing a multi-family project in Miami, Florida. Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the initial limited partner. The Company has concluded its investment in the Aviva Coral Gables JV (formerly known as the Ponce & Bird JV) qualifies as a VIE under ASC 810. Further, the Company has determined that it is the primary beneficiary since it has greater exposure to the variability of Aviva Coral Gables's economic performance as well as certain other factors. As a result, the Company has consolidated the Aviva Coral Gables JV and its wholly-owned subsidiaries in its financial statements. See Note 10 — Noncontrolling Interests for additional information regarding our noncontrolling interests in the Aviva Coral Gables JV (formerly known as the Ponce & Bird JV).

A summary of our consolidated VIEs is as follows (in thousands):

	December 31, 2014	December 31, 2013
Maximum risk of loss (1)	$47,986	$25,278
Assets held by VIEs	$188,264	$126,528
Assets held as collateral for debt	$188,264	$126,528
Liabilities held by VIEs	$131,691	$94,675

(1)	Represents the Company's contributions, net of distributions, made to the consolidated VIEs.

Restrictions on the use of these assets are significant because they serve as collateral for the VIE’s debt, and the Company is generally required to obtain its partners’ approval in accordance with the respective joint venture agreements for any major transactions. Transactions with these joint ventures on the Company’s consolidated financial statements primarily relate to contributions for the funding of loans receivable at the Flagship JV, and contributions to the WaterWall Place JV for the funding of the repayment of the construction loan to an affiliate. The Company and its partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required. During the year ended December 31, 2014, the Company made capital contributions of $22.7 million, net of distributions received of $6.5 million in accordance with the Company’s respective joint venture agreements. During the year ended December 31, 2013, the Company made capital contributions of $4.9 million, net of received distributions of $12.8 million in accordance with the Company’s respective joint venture agreements.

Unconsolidated VIEs

The Rim Loan Receivable

In February 2014, the Company completed the acquisition of The Rim, a 656,371 square-foot outdoor retail center located in San Antonio, Texas. In August 2014, the Company entered into a loan agreement with Central Rim LLC (the “Rim Borrower”) to provide $29.8 million of construction financing for the development of four additional retail parcels at The Rim. Following the completion of the development of each parcel, the Company will have certain rights or obligations to purchase each parcel. As a result of these purchase rights or obligations, and due to the fact that the Rim Borrower lacks the obligation to absorb losses upon the achievement of certain metrics, the Company has determined that the entity that owns these parcels is considered to be a VIE. Additionally, the Rim Borrower was determined to be the primary beneficiary of this VIE since it is the party most directly responsible for the success of the entity. The Company has funded $11.3 million through this agreement as of December 31, 2014. The Company's maximum exposure to loss is the amount borrowed under the facility agreement, plus any unpaid interest. The most significant source of the Company's exposure to the VIE is the variability related to the Rim Borrower's credit risk and its ability to repay the amounts funded.

The @1377 Equity Method Investment

In November 2011, a wholly-owned subsidiary of the Operating Partnership entered into a loan agreement with an affiliate of Hines to provide pre-construction financing for the development of a multi-family project in Atlanta, Georgia to be marketed as @1377. In June 2012, this loan was repaid. Subsequent to the initial loan being repaid, the Company provided a preferred equity investment in the project of $3.6 million, representing a 51.7% ownership in the project, for the year ended December 31, 2012. The Company has concluded that @1377 qualifies as a VIE. @1377 is financed with a $23.3 million secured loan made by Cadence Bank, N.A., which is solely guaranteed by the Company’s joint venture partner (the “JV Partner”), and a $3.2 million mezzanine loan commitment plus accrued interest made by the Company, of which $4.0 million was outstanding at December 31, 2014. The JV Partner is the manager of the project, allowing the JV Partner to direct the activities of the VIE that most significantly impact the VIE’s financial performance. Based upon the loan guarantees and the JV Partner’s ability to direct the activities that significantly impact the economic performance of the VIE, the Company has determined that it is not the primary beneficiary of this VIE and will account for its preferred equity investment in the project as an equity method investment. The Company’s maximum loss exposure is expected to change in future periods as a result of additional contributions made and any additional borrowings under its loan receivable with the VIE. Other than the initial capital contributions provided by the Company, the Company has not provided any additional subordinated financial support.

The table below presents the activity of the Company's unconsolidated entities as of and for the periods presented (in thousands):

	Years Ended December 31,
Investment in Unconsolidated Affiliates	2014	2013	2012
Beginning balance	3,573	3,573	—
Contributions	—	—	3,573
Distributions	(700)	—	—
Ending balance	2,873	3,573	3,573

The table below summarizes the Company’s maximum loss exposure related to its unconsolidated VIEs as of December 31, 2014 and December 31, 2013, which is equal to the carrying value of its investment in the unconsolidated VIEs included in the balance sheet line item “Investment in unconsolidated entities” and the Company’s outstanding loan receivable balance held by the VIEs which is included in the balance sheet line item “Real estate loans receivable” in the condensed consolidated balance sheets as of December 31, 2014 and December 31, 2013 (in thousands).

Period	Investment in Unconsolidated VIEs (1)	Maximum Risk of Loss (2)
December 31, 2014	$2,873	$18,159
December 31, 2013	$3,573	$7,246

(1)	Represents the Company’s contributions, net of distributions, made to its VIEs.

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

The Company’s investments in partially owned real estate joint ventures are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may not be recoverable. In such an instance, the Company will record an impairment charge if it determines that a decline in the value of an investment below its fair value is other than temporary. The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery. Based on the

Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investments in unconsolidated, partially owned real estate joint ventures for the years ended December 31, 2014, 2013, and 2012. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s investments, impairment charges may be recorded in future periods.

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

These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement accounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency transaction gains and losses are recorded in foreign currency gains (losses) on the consolidated statement of operations and result from the effect of changes in exchange rates on transactions denominated in currencies other than a subsidiary’s functional currency, including transactions between consolidated subsidiaries. An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included as currency translation adjustments and are reported in the consolidated statement of equity as accumulated other comprehensive gains or losses. During the year ended December 31, 2013, an intercompany loan agreement with a consolidated subsidiary in Russia was amended to change the functional currency of the loan and as a result the Company recognized $1.3 million of accumulated other comprehensive loss into earnings. Additionally, an intercompany loan with a consolidated subsidiary in Australia was repaid and as a result, the Company recognized $6.2 million of accumulated other comprehensive loss into earnings. The Company disposed of its investment in 144 Montague in November 2014 as well as its investment in Stonecutter Court in December 2014. Upon the disposal of these properties, the Company realized a loss of $5.7 million related to the currency translation adjustment, which was included in the gain (loss) on sale of real estate in its consolidated statement of operations.

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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the years ended December 31, 2014, 2013, and 2012.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

The Company has restricted cash primarily related to certain escrow accounts required by several of the Company’s mortgage agreements.

Concentration of Credit Risk

As of December 31, 2014, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash.

In addition, as of December 31, 2014, the Company had $84.5 million of cash and cash equivalents deposited in certain financial institutions located in the United Kingdom, Russia, Poland, Australia, Germany, and France. Management regularly monitors the financial stability of these financial institutions in an effort to manage its exposure to any significant credit risk in cash and cash equivalents.

Tenant and Other Receivables

Receivable balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost in the consolidated balance sheets, net of allowance for doubtful accounts of $1.9 million and $2.0 million at December 31, 2014 and 2013, respectively.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions, tenant inducements and legal costs are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Tenant inducement amortization was $4.2 million, $1.7 million and $0.5 million for the years ended December 31, 2014, 2013, and 2012, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $1.8 million, $0.7 million and $0.2 million as amortization expense related to other direct leasing costs for the years ended December 31, 2014, 2013, and 2012, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing, including the financing fees paid to the Advisor (see Note 9 – Related Party Transactions). These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations.  For the years ended December 31, 2014, 2013, and 2012, $6.9 million, $5.2 million and $3.4 million, were amortized into interest expense, respectively.

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

Additionally, a real estate loan receivable is considered to be impaired, when based upon current events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. If a real estate loan receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at its effective interest rate or to the value of the underlying collateral if the real estate loan receivable is collateral dependent. Evaluating real estate loans receivable for potential impairment can require management to exercise significant judgment. No impairment was recorded for the years ended December 31, 2014, 2013 and 2012, respectively. Further, as of December 31, 2014 and December 31, 2013, no allowances for uncollectibility have been recorded.

Other Assets

Other assets included the following (in thousands):

	December 31, 2014	December 31, 2013
Deposits on investment property (1)	$15,000	$—
Prepaid expenses	2,021	2,259
Deferred tax assets	8,127	7,340
Other	791	680
Other assets	$25,939	$10,279

(1)
As of December 31, 2014, this consisted of a deposit that had been paid related to the acquisition of The Summit. See Note 16 — Subsequent Events for additional information regarding the acquisition of The Summit.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of December 31, 2014 and December 31, 2013, respectively, the Company recorded liabilities of $34.6 million and $27.2 million related to prepaid rental payments which were included in other liabilities in the accompanying consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $47.4 million and $26.9 million as of December 31, 2014 and December 31, 2013, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

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

Income Taxes

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company’s management believes that it operates in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2014, 2013 and 2012 in the accompanying consolidated financial statements. In 2014, 2013 and 2012, income tax expense recorded by the Company was primarily comprised of foreign income taxes related to the operation its international properties. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Redemption of Common Stock

The Company complies with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 480 “Distinguishing Liabilities from Equity” which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  When approved, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded liabilities of $5.5 million and $2.3 million in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2014 and December 31, 2013, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity.

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

In April 2014, FASB issued amendments to the Codification to provide guidance on reporting discontinued operations. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and early adoption is permitted. The Company has elected to adopt these amendments early, effective January 1, 2014. As a result, the Company did not report the dispositions of Stonecutter Court and 144 Montague in discontinued operations for the year ended December 31, 2014. See Note 3 — Investment Property for additional information regarding the sales for 144 Montague and Stonecutter Court. These sales did not qualify as discontinued operations as of December 31, 2014.

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

In August 2014, FASB issued amendments to the Codification to provide guidance on management’s responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. These amendment are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on the Company’s financial statements. The Company did not elect to early adopt these amendments.

In January 2015, FASB issued amendments to the Codification to provide guidance on the disclosure of extraordinary items. The amendments eliminate the concept of extraordinary items from GAAP. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on the Company’s financial statements. The Company did not elect to early adopt these amendments.

In February 2015, the FASB issued amendments to the Codification to provide guidance on consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The Company is currently assessing the impact, if any, that the adoption of these amendments will have on its financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014	December 31, 2013
Buildings and improvements (1)	$2,501,176	$2,371,242
Less: accumulated depreciation	(138,821)	(94,414)
Buildings and improvements, net	2,362,355	2,276,828
Land	602,344	523,022
Investment property, net	$2,964,699	$2,799,850

(1)
Included in buildings and improvements is approximately $24.3 million and $64.0 million of construction-in-progress related to the Company’s multi-family developments as of December 31, 2014 and December 31, 2013, respectively. Construction of the property in Houston, Texas was completed in July 2014, and the property no longer has any assets classified as construction-in-progress as of December 31, 2014. As of December 31, 2014, the remaining amounts included in construction-in-progress are related to the Company’s multi-family development in Miami, Florida.

In November 2014, the Company completed the sale of 144 Montague for a contract sales price of 93.0 million AUD (approximately $79.3 million based on an exchange rate of $0.83 per AUD as of the transaction date). The property at 144 Montague is an office building located in the South Brisbane submarket. The Company acquired the property in April 2012 for a purchase price of 88.1 million AUD (approximately $91.3 million based on an exchange rate of $1.04 per AUD as of the transaction date). The Company recognized a gain on sale of this asset of $2.8 million, which was recorded in gain (loss) on sale of real estate investments on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014.

In December 2014, the Company completed the sale of Stonecutter Court for a contract sales price of £112.0 million (approximately $175.6 million based on an exchange rate of $1.57 per GBP as of the transaction date). Stonecutter Court is an office building located in London’s Central Business District. The Company acquired Stonecutter Court in March 2011 for a purchase price of £90.9 million (approximately $145.6 million based on an exchange rate of $1.60 per GBP as of the transaction date). The Company recognized a gain on sale of this asset of $61.2 million, which was recorded in gain (loss) on sale of real estate investments on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014.

As of December 31, 2014, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$890,495	$110,649	$(104,528)
Less: accumulated amortization	(221,316)	(36,363)	20,143
Net	$669,179	$74,286	$(84,385)

As of December 31, 2013, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$772,948	$116,818	$(80,844)
Less: accumulated amortization	(166,109)	(27,933)	12,489
Net	$606,839	$88,885	$(68,355)

Amortization expense of in-place leases was $127.2 million, $92.5 million and $57.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization of out-of-market leases was a decrease to rental revenue of approximately $5.4 million, $6.0 million and $4.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for each of the years ending December 31, 2015 through December 31, 2019 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
2015	$106,023	$4,750
2016	95,411	5,158
2017	72,530	3,779
2018	52,479	293
2019	41,750	(1,516)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2014, the approximate fixed future minimum rentals for each of the years ending December 31, 2015 through 2019 and thereafter were as follows (in thousands):

Fixed Future Minimum Rentals
2015	$316,334
2016	296,779
2017	278,756
2018	208,424
2019	181,803
Thereafter	1,106,912
Total	$2,389,008

Pursuant to the lease agreements with certain tenants in one of its buildings, a wholly-owned subsidiary of the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the years ending December 31, 2015 through 2019 and thereafter are $3.0 million, $2.9 million, $2.5 million, $2.5 million, $1.3 million and $4.3 million, respectively.

During the years ended December 31, 2014 and 2013, the Company did not earn more than 10% of its total rental revenue from any individual tenant, respectively.

Of the Company’s total rental revenue for the year ended December 31, 2012, approximately 10% was earned from a tenant in the accounting industry who has leases that expire in 2016, 2019 and 2024.

4. RECENT ACQUISITIONS OF REAL ESTATE

For the years ended December 31, 2014, 2013 and 2012, the Company acquired the assets and assumed certain liabilities of four, 13, and nine real estate operating properties located in the United States and internationally, respectively, for an aggregate net purchase price of $732.9 million, $1.7 billion and $626.7 million, respectively.

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2014, 2013 and 2012 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)	In-place Lease Intangibles (1)	Out-of- Market Lease Intangibles, Net (1)	Total (1)
2014
The Rim	02/13/2014	$90,990	$65,890	$41,360	$(21,940)	$176,300
25 Cabot Square	03/28/2014	$165,121	$—	$206,640	$(16)	$371,745
Simon Hegele Logistics	06/03/2014	$34,663	$8,481	$5,986	$41	$49,171
818 Bourke	10/31/2014	$82,867	$36,487	$17,082	$(792)	$135,644

2013
Mercedes Benz Bank	02/07/2013	$47,643	$11,953	$7,093	$3,533	$70,222
One Westferry Circus	02/28/2013	$48,874	$—	$74,693	$1,049	$124,616
465 Victoria	02/28/2013	$48,788	$26,566	$17,712	$(2,233)	$90,833
Riverside Center	03/27/2013	$125,014	$45,888	$30,360	$(4,170)	$197,092
New City	03/28/2013	$115,208	$—	$46,117	$2,137	$163,462
825 Ann	04/30/2013	$83,802	$20,669	$23,725	$—	$128,196
The Campus at Playa Vista	05/14/2013	$125,567	$41,160	$37,320	$12,580	$216,627
Perspective Défense	06/21/2013	$109,704	$29,039	$22,038	$5,060	$165,841
The Markets at Town Center	07/23/2013	$76,067	$52,130	$19,020	$(12,210)	$135,007
The Avenue	08/12/2013	$71,990	$54,940	$47,350	$(11,280)	$163,000
2300 Main	08/29/2013	$27,940	$3,570	$7,990	$—	$39,500
Fiege Mega Centre	10/18/2013	$36,005	$10,107	$7,481	$—	$53,593
55 M Street	12/09/2013	$85,277	$24,810	$34,730	$(3,940)	$140,877

2012
Poland Logistics Portfolio (2)	03/29/12 and 10/10/12 (3)	$97,627	$25,893	$33,062	$644	$157,226
144 Montague (4)	04/16/2012	$49,424	$13,803	$28,083	$—	$91,310
100 Brookes	07/13/2012	$41,404	$8,600	$12,859	$4,737	$67,600
Minneapolis Retail Center (5)	08/01/2012	$78,711	$30,792	$34,176	$(13,078)	$130,601
550 Terry Francois	08/31/2012	$109,760	$41,270	$20,860	$8,110	$180,000

(1)	For acquisitions denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on the acquisition date.

(2)	The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(3)
The first four industrial parks in the Poland Logistics Portfolio were acquired on March 29, 2012 and the remaining fifth industrial park, Distribution Park Sosnowiec, was acquired on October 10, 2012.

(4)	In November 2014, the Company completed the sale of 144 Montague. See Note 3 — Investment Property for more information regarding this transaction.

(5)	The Minneapolis Retail Center includes the acquisition of a parking garage on December 26, 2012.

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2014, 2013, and 2012 acquisitions, as of the date of the acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2014 Acquisitions:
The Rim	16.5	12.9	35.3
25 Cabot Square (1)	11.7	0.5	3.0
Simon Hegele Logistics	13.4	13.4	—
818 Bourke	4.1	3.3	3.1

2013 Acquisitions:
Mercedes Benz Bank	5.0	5.0	—
One Westferry Circus (1)	8.4	9.9	13.1
465 Victoria	4.7	5.2	7.3
Riverside Center	6.2	1.0	6.9
New City (1)	4.8	4.3	3.0
825 Ann	9.5	—	—
The Campus at Playa Vista	6.7	8.6	7.1
Perspective Défense	3.8	3.8	3.8
The Markets at Town Center	9.4	0.5	7.0
The Avenue	4.1	6.8	17.2
2300 Main	5.6	—	—
Fiege Mega Centre	10.2	—	—
55 M Street	7.1	7.8	7.3

2012 Acquisitions:
Poland Logistics Portfolio	4.1	5.6	3.4
144 Montague	9.6	—	—
100 Brookes	5.6	5.6	—
Minneapolis Retail Center	6.9	8.7	9.2
550 Terry Francois	5.2	5.2	—

(1)Excludes the effect of ground leases which significantly increase the weighted average useful life for these intangibles.

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the year ended December 31, 2014, which are included in the Company’s consolidated results of operations for the year ended December 31, 2014 (in thousands):

		For the Year Ended
2014 Acquisitions		December 31, 2014
The Rim	Revenue	$17,240
	Net income (loss)	$369
25 Cabot Square	Revenue	$26,666
	Net income (loss)	$(16,639)
Simon Hegele Logistics	Revenue	$2,110
	Net income (loss)	$(3,974)
818 Bourke	Revenue	$1,980
	Net income (loss)	$(7,700)

The following unaudited consolidated information is presented to give effect to current year acquisitions through December 31, 2014 as if the acquisitions occurred on January 1, 2013. This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition fees and expenses of $47.5 million and $82.1 million for the years ended December 31, 2014 and 2013, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2013, nor does it purport to represent our future operations (amounts in thousands, except per share amounts):

	For the Years Ended
	December 31,
	Pro Forma 2014	Pro Forma 2013
Revenues	$477,692	$392,489
Net income (loss)	$56,503	$(20,717)
Basic and diluted income (loss) per common share	$0.21	$(0.11)

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

The following unaudited consolidated information is presented to give effect to 2013 acquisitions through December 31, 2013 as if the acquisitions occurred on January 1, 2012. This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition fees and expenses of $82.1 million and $28.7 million for the years ended December 31, 2013 and 2012, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2012, nor does it purport to represent our future operations (amounts in thousands, except per share amounts):

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

	For the Years Ended
	December 31,
	Pro Forma 2012	Pro Forma 2011
Revenues	$222,914	$167,137
Net income (loss)	$(3,157)	$(47,170)
Basic and diluted income (loss) per common share	$(0.03)	$(0.39)

See Note 16 — Subsequent Events for details regarding our investments that were acquired subsequent to December 31, 2014.

5. REAL ESTATE LOANS RECEIVABLE

Real estate loans receivable included the following at December 31, 2014 and 2013 (in thousands):

Property	Original Funding Date	Maturity Date	Interest Rate	Total Loan Commitment	Balance as of December 31, 2014	Balance as of December 31, 2013
Flagship Capital JV
Norchester Village	3/1/2012	5/5/2015	N/A	$4,961	$—	$4,289
Bay Park Apartments	7/30/2012	7/30/2014	N/A	3,232	—	3,212
Houston Retail Portfolio	8/2/2012	8/2/2015	7.60%	11,804	11,457	11,363
Motor Circle	12/28/2012	12/28/2015	8.00%	3,175	2,423	2,412
Deer Creek	2/7/2013	2/7/2015	N/A	5,450	—	5,287
Casa Blanca	2/7/2013	2/7/2015	N/A	5,742	—	5,350
Falls of Kirkwood	10/18/2013	10/12/2015	8.00%	6,300	6,222	3,641
Falls of Town Park Apartments	12/30/2013	12/30/2015	7.75%	5,327	5,227	4,364
Precinct Villages	3/18/2014	3/17/2016	8.50%	2,595	1,811	—
Manor Palms	6/26/2014	12/25/2015	7.00%	4,109	3,979	—
Randall’s	7/28/2014	7/28/2017	6.25%	10,939	8,110	—
Finesilver	7/31/2014	7/31/2016	6.45%	7,233	5,165	—
Dymaxion Apartments	12/15/2014	12/15/2016	7.60%	8,500	7,684	—
Marbach Park Apartments	12/15/2014	12/15/2016	7.60%	9,500	7,676	—
			7.38%	$88,867	$59,754	$39,918
Less: Origination fees					(640)	(354)
Total Flagship Capital JV					$59,114	$39,564
Other Loans Receivable
@1377	6/29/2012	7/1/2016	10.00%	$3,962	$3,962	$3,673
The Rim	9/8/2014	9/7/2015	8.50%	$29,800	$11,324	$—
Total Real Estate Loans Receivable					$74,400	$43,237

6. DEBT FINANCING

As of December 31, 2014 and 2013, the Company had $2.1 billion and $2.0 billion of debt outstanding, respectively, with a weighted average years to maturity of 2.8 years and 3.2 years, respectively, and a weighted average interest rate of 2.9% and 3.3%, respectively. The following table describes the Company’s debt outstanding at December 31, 2014 and 2013 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date	Interest Rate Description	Interest Rate as of December 31, 2014		Principal Outstanding at December 31, 2014	Principal Outstanding at December 31, 2013
Secured Mortgage Debt
Brindleyplace Project	7/1/2010	7/7/2015	75% fixed via swap / 25% variable	3.46%	(1)	$188,034	$199,608
Hock Plaza	9/8/2010	12/6/2015	Fixed	5.58%		75,657	76,839
Southpark	10/19/2010	12/6/2016	Fixed	5.67%		18,000	18,000
Fifty South Sixth	11/4/2010	11/4/2015	Fixed via swap	3.62%		95,000	95,000
Stonecutter Court (2)	3/11/2011	3/11/2016	Fixed via swap	N/A		—	88,296
Gogolevsky 11	8/25/2011	4/7/2021	Variable	6.48%		35,100	36,500
Campus at Marlborough	10/28/2011	12/1/2014	Fixed	5.21%		—	54,596
Flagship Capital JV (3)	7/2/2014	7/2/2019	Variable, subject to floor of 4.25%	4.25%		25,162	11,047
144 Montague (4)	4/16/2012	4/16/2017	Variable, subject to interest rate cap	N/A		—	49,937
100 Brookes	7/13/2012	7/31/2017	Variable, subject to interest rate cap	5.49%		35,254	38,354
Poland Logistics Portfolio (5)	8/2/2012	6/30/2017	Variable, subject to interest rate cap	2.88%		76,797	88,812
Minneapolis Retail Center	8/2/2012	8/10/2019	Fixed	3.50%		65,500	65,500
825 Ann	11/16/2012	4/30/2016	Variable	4.79%		66,091	71,901
Mercedes Benz Bank	2/7/2013	12/31/2019	Variable, subject to interest rate cap	1.58%		41,346	47,304
465 Victoria	2/28/2013	2/28/2016	Variable, subject to interest rate cap	4.85%		43,396	47,211
New City	3/28/2013	3/28/2018	Variable, subject to interest rate cap	2.88%		95,934	111,532
One Westferry Circus	5/9/2013	5/5/2020	Fixed	3.30%		74,554	79,142
The Campus at Playa Vista	5/14/2013	6/1/2016	Variable	1.66%		115,000	115,000
Perspective Defense	6/21/2013	7/25/2019	Variable, subject to interest rate cap	2.59%		85,085	96,362
Fiege Mega Centre	10/18/2013	10/18/2018	Variable, subject to interest rate cap	1.78%		28,373	32,542
55 M Street	12/9/2013	12/9/2017	Variable	1.62%		72,000	72,000
25 Cabot Square	3/26/2014	3/26/2020	Fixed	3.50%		192,209	—
Simon Hegele Logistics	4/28/2014	6/15/2019	Fixed	1.90%		26,106	—
818 Bourke	10/31/2014	10/31/2019	Variable, subject to interest rate cap	3.49%		74,627	—
Other Notes Payable
JPMorgan Chase Revolving Credit Facility	4/13/2012	5/22/2016	Variable	2.14%	(1)	122,894	204,467
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	5/22/2017	Variable	1.95%		378,000	200,000
WaterWall Place Construction Loan	6/29/2012	6/29/2016	Variable, subject to interest rate cap	2.41%	(1)	44,092	30,107
Aviva Coral Gables JV Construction Loan (formerly known as the Ponce & Bird JV)	5/10/2013	5/10/2017	Variable	2.41%	(1)	38,431	6,557
Total Principal Outstanding						$2,112,642	$1,936,614
Unamortized Discount						(283)	(713)
Notes Payable						$2,112,359	$1,935,901
Notes Payable to Affiliates
WaterWall Place Construction Loan	12/15/2011	12/14/2014	Variable	N/A		—	20,341
Aviva Coral Gables Construction Loan (formerly known as the Ponce & Bird JV)	7/13/2012	7/13/2015	Variable	2.15%		17,601	17,220
Total Notes Payable to Affiliates						$17,601	$37,561
						$2,129,960	$1,973,462

(1)	Represents the weighted average interest rate for the year ended December 31, 2014.

(2)
In December 2014, the Company sold Stonecutter Court. In connection with this sale of Stonecutter Court, the Company retired the outstanding principal balance of the secured mortgage loan in December 2014.

(3)	In July 2014, the Flagship JV entered into a new credit agreement with a maximum commitment of $50.0 million and retired the previous credit agreement.

(4)	In November 2014, the Company sold 144 Montague. In connection with this sale of 144 Montague, the Company retired the outstanding principal balance of the secured mortgage loan in November 2014.

(5)
See the discussion below under the heading “Financial Covenants” for additional information regarding the Company’s noncompliance with a debt covenant on its loan secured by the Poland Logistics Portfolio that occurred during the year.

As of December 31, 2014 and 2013, the fixed rate debt includes $236.0 million and $333.0 million, respectively, of variable rate debt economically fixed through the use of interest rate swaps. The variable rate debt has variable interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 1.00% to 6.25% per annum. Additionally, as of December 31, 2014, $508.6 million of our variable rate debt was capped at strike rates ranging from 1.0% to 4.5%. See Note 7 — Derivative Instruments for more information regarding our interest rate contracts.

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

In April 2014, the Company entered into an amendment to its revolving credit facility with JPMorgan Chase Bank, National Association (the “Revolving Credit Facility”), resulting in the following changes:

•	an increase of the term loan commitment (the “Term Loan Commitment”) from $200.0 million to $378.0 million.

•	an increase of the foreign currency commitments under the revolving loan commitment (the “Revolving Loan Commitment”) to $400.0 million; and

•
the removal of the $750.0 million maximum under the Revolving Loan Commitment and the $250.0 million maximum under the Term Loan Commitment. As a result of this amendment, the Company may request increases in each commitment so long as the aggregate commitments do not exceed $1.0 billion.

The Revolving Loan Commitment has a maturity date of May 22, 2016, subject to two 1-year extensions at the Company’s option and subject to the satisfaction of certain conditions. The Term Loan Commitment has a maturity date of May 22, 2017, subject to a 1-year extension at the Company’s option and subject to the satisfaction of certain conditions.

For the period from January 2014 through December 2014, the Company made draws of approximately $673.5 million and payments of $577.3 million under the Revolving Credit Facility, and incurred a loss of $0.3 million through December 31, 2014 related to its borrowings on its loans denominated in a foreign currency. Additionally, from January 1, 2015 through March 30, 2015, the Company made draws of $167.0 million under the Revolving Credit Facility resulting in an outstanding principal balance of $667.7 million, including the effect of changes in exchange rates as of March 30, 2015.

Notes Payable to Affiliates

In December 2011, the WaterWall Place JV (as described in Note 1 — Organization) entered into a construction loan agreement with an affiliate of Hines with a maximum principal amount of $22.8 million related to the development of a multi-family project in Houston, Texas. The Company repaid this loan upon its maturity in December 2014.

In July 2012, the Aviva Coral Gables JV (formerly known as the Ponce & Bird JV) entered into a construction loan agreement with a maximum principal amount of $20.1 million with an affiliate of Hines related to the development of a multi-family project in Miami, Florida. Interest on the loan is charged monthly at a variable rate, based on Hines’ then-current borrowing rate under its revolving credit facility. The loan requires monthly payments of principal and interest to the extent that net cash flow of the Aviva Coral Gables JV (formerly known as the Ponce & Bird JV) exceeds amounts then due and payable. This line of credit has a maturity date that is the earlier of (i) the date on which 95% of the residential units in the project have been leased or (ii) July 13, 2015.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of December 31, 2014.

The loan agreement for the loan secured by the Poland Logistics Portfolio requires that an occupancy level of at least 80% be maintained across the portfolio. In the fourth quarter of 2013, the Poland Logistics Portfolio did not meet this required occupancy level and was required to set up a reserve consisting of any excess net operating income (defined by the loan agreement as the amount equal to the total income of the portfolio less value-add taxes and payments on account service charges), which may be used towards repayment of the loan if the required occupancy has not been met for about six months. The reserve will be discharged when the covenant has been met for two consecutive quarters. However, in 2014, the Company was able to meet the covenant for two consecutive quarters, and as a result the reserve was discharged. As of December 31, 2014, no such reserves were required to be funded.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the years ending December 31, 2015 through December 31, 2019 and for the period thereafter. Amounts are in thousands:

	Payments due by Year
	2015	2016	2017	2018	2019	Thereafter
Principal payments	$384,770	$418,256	$604,868	$120,664	$308,222	$293,463

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

The Company also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates on future international investments in 2014. These forward contracts economically fixed the currency exchange rates on each of the investments to which they related. The Company did not designate any of these contracts as fair value or cash flow hedges for accounting purposes. See Note 11 — Fair Value Measurements for additional information regarding the fair value of our foreign currency forwards.

The table below provides additional information regarding the Company’s interest rate contracts (in thousands, except percentages).

Interest Rate Contracts
Type	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Interest rate swaps	July 7, 2010	July 7, 2015	$141,026	LIBOR	2.29%
Interest rate swap	November 4, 2010	November 4, 2015	$95,000	LIBOR	1.37%
Interest rate cap	August 2, 2012	June 30, 2017	$57,890	EURIBOR	2.00%
Interest rate cap	August 13, 2012	August 13, 2015	$17,628	BBSY	4.00%
Interest rate cap	October 9, 2012	June 30, 2017	$12,048	EURIBOR	2.00%
Interest rate cap	January 7, 2013	June 29, 2016	$45,500	LIBOR	1.25%
Interest rate cap	March 11, 2013	March 31, 2018	$41,346	EURIBOR	1.50%
Interest rate cap	March 20, 2013	February 29, 2016	$22,511	BBSW	4.33%
Interest rate cap	July 30, 2013	April 30, 2016	$49,570	BBSW	4.50%
Interest rate cap	April 11, 2013 May 6, 2013	March 16, 2018	$67,413	EURIBOR	2.50%
Interest rate cap	July 25, 2013	July 25, 2019	$85,084	EURIBOR	1.70%	(2)
Interest rate cap	October 18, 2013	October 18, 2018	$28,372	EURIBOR	2.00%
Interest rate cap	September 5, 2014	December 5, 2016	$43,964	LIBOR	1.00%	(3)
Interest rate cap	November 27, 2014	October 27, 2017	$37,315	BBSY	4.00%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on December 31, 2014.

(2)	Beginning in July 2016, the strike rate of this interest rate cap will increase to 2.00% for the remaining term of the interest rate cap.

(3)
Beginning in January 2015, the strike rate of this interest rate cap will increase to 2.00%, and beginning in January 2016, the strike rate of this interest rate cap will increase to 3.25% for the remaining term.

The table below provides additional information regarding the Company’s foreign currency forward contracts that are outstanding as of December 31, 2014 (in thousands).

Foreign Currency Forward Contracts
Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
June 26, 2014	June 26, 2015	£105,800	USD/GBP	$1.69
September 10, 2014	June 26, 2015	£105,800	GBP/USD	$1.62

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Assets—Derivative Instruments” and “Liabilities—Derivative Instruments” on the Company’s consolidated balance sheets, as of December 31, 2014 and December 31, 2013 (in thousands):

	Derivative Assets		Derivative Liabilities
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$(2,684)	$(9,329)
Interest rate caps	345	4,428	—	—
Foreign currency forward contracts	14,316	866	(7,164)	(488)
Total derivatives	$14,661	$5,294	$(9,848)	$(9,817)

The table below presents the effects of the changes in fair value of our derivative instruments in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014, 2013 and 2012 (in thousands):

	Gain (Loss) on Derivative Instruments
	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Derivatives not designated as hedging instruments:
Interest rate swaps	$4,122	$5,910	$(1,479)
Interest rate caps	(4,131)	(828)	(1,184)
Foreign currency forward contracts	7,331	4,827	4,061
Total gain (loss) on derivatives	$7,322	$9,909	$1,398

8.  DISTRIBUTIONS

The Company has declared distributions for the months of January 2012 through March 2015 at an amount equal to $0.0017808 per share, per day. Additionally, Hines Moorfield UK Venture I S.A.R.L. (the “Brindleyplace JV”) declared distributions in the amount of $4.3 million, $2.8 million and $2.9 million to Moorfield for the years ended December 31, 2014, 2013 and 2012, respectively, related to the operations of several properties acquired by the Brindleyplace JV located in Birmingham, England (the “Brindleyplace Project”).

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests (Hines Global REIT Associates Limited Partnership (“HALP”), Moorfield and Flagship Capital GP) for the years ended December 31, 2014, 2013 and 2012, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands). The Company declares distributions to the Company’s stockholders as of daily record dates and aggregates and pays such distributions monthly.

	Stockholders			Noncontrolling Interests
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
December 31, 2014	$79,555	$91,530	$171,085	$4,668
December 31, 2013	$56,702	$63,062	$119,764	$3,331
December 31, 2012	$35,581	$38,394	$73,975	$3,159

9.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the years ended December 31, 2014, 2013, and 2012 and amounts unpaid as of December 31, 2014 and 2013 (in thousands):

	Incurred During the Years Ended December 31,			Unpaid as of December 31,
Type and Recipient	2014	2013	2012	2014	2013
Selling Commissions- Dealer Manager	$27,021	$56,259	$40,560	$—	$658
Dealer Manager Fee- Dealer Manager	$9,334	$19,321	$13,992	—	(5)
Issuer Costs- the Advisor	$1,975	$7,137	$5,710	—	482
Acquisition Fee- the Advisor and affiliates of Hines	$18,188	$40,136	$16,064	1,492	—
Asset Management Fee- the Advisor and affiliates of Hines	$34,881	$20,354	$5,942	8,402	7,241
Disposition Fee- the Advisor	$2,543	$—	$—	—	—
Other (1)	$6,713	$5,216	$2,894	1,657	1,166
Property Management Fee- Hines	$6,680	$5,599	$3,000	159	(144)
Development/ Construction Management Fee- Hines	$2,556	$4,010	$119	35	83
Leasing Fee - Hines	$2,138	$3,371	$228	1,363	1,735
Redevelopment Construction Management- Hines	$9	$—	$107	—	—
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	$10,777	$7,074	$4,562	998	5,203
Due to Affiliates				$14,106	$16,419

(1)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

Notes Payable to Affiliates

The WaterWall Place JV and Aviva Coral Gables JV (formerly known as the Ponce & Bird JV as described in Note 1 — Organization) entered into separate construction loans with an affiliate of Hines related to the development of multi-family projects in Houston, Texas and Miami, Florida, respectively. In December 2014, the WaterWall Place JV repaid the outstanding balance on its construction loan. See Note 6 — Debt Financing for additional information regarding these construction loans.

@1377 Development

In June 2012, the Company entered into a $3.2 million mezzanine loan commitment plus accrued interest to provide construction financing to the @1377 development, which is being developed by an affiliate of Hines. As of December 31, 2014 and December 31, 2013, $4.0 million and $3.7 million were outstanding under the mezzanine loan, respectively. See Note 1 — Organization for additional information concerning the @1377 development.

Dealer Manager Agreement

The Dealer Manager received a selling commission of up to 7.5% of gross offering proceeds and a dealer manager fee of up to 2.5% of gross offering proceeds, both of which were recorded as an offset to additional paid-in-capital in the Company’s financial statements. Pursuant to separately negotiated agreements, the Dealer Manager reallowed up to 7.0% of gross proceeds as a selling commission and up to 1.5% of gross proceeds from its dealer manager fee as a marketing fee to broker-dealers participating in the Company’s public offerings. The Dealer Manager paid broker-dealers up to an additional 1.0% of the gross offering proceeds as reimbursements for distribution and marketing-related costs and expenses. No selling commissions or dealer manager fees were or will be paid for sales under the Company’s distribution reinvestment plan.

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

Asset Management Fee – The Advisor receives an asset management fee equal to 0.125% per month of the net equity capital invested by the Company in real estate investments as of the end of each month. In April 2012, the Advisor agreed to waive the asset management fee otherwise payable to it pursuant to the Advisory Agreement for each quarter in 2012 and 2013, to the extent that the Company’s modified funds from operations (“MFFO”) for a particular quarter, as disclosed in each of its quarterly reports, amounts to less than 100% of the aggregate distributions declared for such quarter. As a result of these waivers, the Advisor waived $12.2 million of asset management fees payable to it for these periods, in aggregate. These fee waivers are not deferrals and accordingly, these fees will not be paid to the Advisor in cash at any time in the future.

Additionally, the Advisor agreed to waive asset management fees otherwise payable to it for the years ended December 31, 2014 and 2015, respectively, to the extent that our MFFO for the years ended December 31, 2014 and 2015, as disclosed in our Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to our stockholders for such year. However, because MFFO exceeded distributions declared to the Company’s stockholders during the year ended December 31, 2014, the Advisor did not waive any asset management fees.

During the years ended December 31, 2014, 2013 and 2012, the Company incurred asset management fees of $34.9 million, $20.4 million and $5.9 million, respectively.

Disposition Fee – The Advisor or its affiliates also will be paid a disposition fee of 1.0% of the sales price of any real estate investments sold or 1.0% of the Company’s pro rata share of the sales price with respect to the Company’s indirect investments. As of December 31, 2014, the Company incurred $2.5 million in disposition fees as a result of its dispositions of 144 Montague and Stonecutter Court.

Special OP Units –Hines Global REIT Associates Limited Partnership, an affiliate of Hines, owns the special units of the Operating Partnership (“Special OP Units”), which entitle them to receive distributions in an amount equal to 15% of distributions, including from sales of real estate investments, refinancings and other sources, but only after the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus an 8.0% cumulative, non-compounded annual pre-tax return on such invested capital.

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

10.  NONCONTROLLING INTERESTS

In December 2012, the Brindleyplace JV issued 2.5 million Series B3 Convertible Preferred Equity Certificates (“CPEC”)to Moorfield as a result of their £2.5 million contribution ($4.1 million based on the exchange rate in effect on the date of contribution). Each CPEC is convertible into one capital share of the Brindleyplace JV at any time. The CPECs may be redeemed at the option of the Brindleyplace JV any time prior to the earlier of the liquidation of the Brindleyplace Project or their expiration on July 7, 2059. If redeemed, they will be redeemed at a price of £1 per CPEC, plus any accrued and unpaid distributions thereon. However, the Brindleyplace JV may elect to satisfy any redemption request through the issuance of one capital share per CPEC.

In December 2013, the Brindleyplace JV issued 1.2 million Series B3 CPEC to Moorfield as a result of their £1.2 million contribution ($2.0 million based on the exchange rate in effect on the date of contribution). The series B3 CPEC have the same terms as the Series B CPEC described above. In December 2014, the Brindleyplace JV issued 1.3 million Series B3 CPEC to Moorfield as a result of their £1.3 million contribution ($2.0 million based on the exchange rate in effect on the date of contribution).

Distributions are declared and paid quarterly to Moorfield based on the distributable income of the Brindleyplace Project and payment of the distributions will be subject to the approval of the board of directors of the Brindleyplace JV. During the years ended December 31, 2014, 2013 and 2012, respectively, the Brindleyplace JV declared $4.3 million, $2.8 million and $2.9 million of preferred dividends to Moorfield related to the CPECs. These amounts were included in the net (income) loss attributable to noncontrolling interests in the accompanying consolidated statements of operations and comprehensive income (loss) and offsets net income of $1.5 million and net losses of $0.3 million and $2.0 million that was attributable to Moorfield during the years ended December 31, 2014 and 2013 and 2012, respectively, related to the results of operations of the Brindleyplace JV.

During the years ended December 31, 2014, 2013, and 2012 the noncontrolling interest partner in the Flagship JV, contributed $0.4 million, $0.6 million, and $1.0 million respectively to the Flagship Capital JV. In accordance with the partnership agreement that governs the joint venture, distributions are declared and paid when the joint venture has available cash (all cash held by the joint venture less what is reasonably needed to reserve or satisfy cash needs) with respect to an investment made by the joint venture. The Flagship Capital JV declared distributions to the noncontrolling interest partner for the years ended December 31, 2014, 2013, and 2012 of $0.3 million, $0.5 million, and $0.3 million, respectively. See Note 1 — Organization for additional information regarding the Flagship Capital JV.

During the year ended December 31, 2014, the noncontrolling interest partner, an affiliate of Hines, contributed $1.5 million to the WaterWall Place JV, for the funding of the repayment of the construction loan to Hines. See Note 1 — Organization for additional information regarding the WaterWall Place JV.

During the year ended December 31, 2012, the noncontrolling interest partners in the Aviva Coral Gables JV (formerly known as the Ponce & Bird JV) contributed, in total, $3.0 million in land as their initial capital contribution to the Aviva Coral Gables JV. See Note 1 — Organization for additional information regarding the Aviva Coral Gables JV.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Eurohypo, PB Capital Corporation, Landesbank Baden-Württemberg, Commonwealth Bank of Australia, Bank of Western Australia, Deutsche Pfandbriefbank AG, Crédit Agricole, SMBC Capital Markets, Inc, and Australia and New Zealand Banking Group Limited. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2014 and 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

The following table sets forth the Company’s derivatives which are measured at fair value on a recurring basis, by level within the fair value hierarchy as of December 31, 2014 and December 31, 2013 (all amounts are in thousands):

		Basis of Fair Value Measurements
Period	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Interest rate swaps	$(2,684)	$—	$(2,684)	$—
Interest rate caps	$345	$—	$345	$—
Foreign currency forwards - Assets	$14,316	$—	$14,316	$—
Foreign currency forwards - Liabilities	$(7,164)	$—	$(7,164)	$—
December 31, 2013
Interest rate swaps	$(9,329)	$—	$(9,329)	$—
Interest rate caps	$4,428	$—	$4,428	$—
Foreign currency forwards - Assets	$866	$—	$866	$—
Foreign currency forwards - Liabilities	$(488)	$—	$(488)	$—

Financial Instruments Fair Value Disclosures

As of December 31, 2014, the Company estimated that the fair value of its notes payable, which had a book value (including any unamortized discount or premium) of $2.1 billion, was $2.1 billion. As of December 31, 2013, the Company estimated that the fair value of its notes payable, which had a book value (including any unamortized discount or premium) of $2.0 billion, was $2.0 billion. Management has utilized available market information or present value techniques to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of December 31, 2014 and 2013, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

As of December 31, 2014 and 2013, the Company estimated that the book values of its real estate loans receivable approximated their fair values. Although the Company has determined the majority of the inputs used to value its real estate notes receivable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of real estate notes receivable utilize Level 3 inputs. However, as of December 31, 2014 and 2013, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of real estate notes receivable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

Financial Instruments Measured on a Nonrecurring Basis

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances.  The fair value methodologies used to measure long-lived assets are described in Note 2 ─ Summary of Significant Accounting Policies ─ Investment Property and Lease Intangibles.  The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  There were no events during the years ended December 31, 2014, 2013 and 2012 which indicated that fair value adjustments of our long-lived assets were necessary.

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

•	Domestic office investments (11 investments)

•	Domestic other investments (10 investments)

•	International office investments (10 investments)

•	International other investments (9 investments)

The tables below provide additional information related to each of the Company’s segments, geographic location and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts are in thousands, except for percentages):

	Years Ended December 31,
	2014	2013	2012
Total Revenue
Domestic office investments	$145,941	$114,480	$70,943
Domestic other investments	104,753	62,407	36,712
International office investments	108,839	68,274	32,123
International other investments	96,731	77,701	47,462
Total Revenue	$456,264	$322,862	$187,240

For the years ended December 31, 2014, 2013 and 2012, the Company’s total revenue was attributable to the following countries:

	Years Ended December 31,
	2014	2013	2012
United States	55%	55%	57%
United Kingdom	19%	15%	20%
Australia	8%	10%	6%
Poland	7%	9%	6%
Russia	5%	6%	11%
France	3%	3%	—%
Germany	3%	2%	—%

For the years ended December 31, 2014, 2013 and 2012, the Company’s property revenues in excess of expenses by segment was as follows:

	Years Ended December 31,
	2014	2013	2012
Property revenues in excess of expenses (1)
Domestic office investments	$91,932	$72,547	$44,088
Domestic other investments	67,297	39,413	22,492
International office investments	114,586	73,226	27,803
International other investments	45,348	35,583	31,818
Total property revenues in excess of expenses	$319,163	$220,769	$126,201

(1)	Revenues less property operating expenses, real property taxes and property management fees.

For the years ended December 31, 2014 and 2013, the Company’s total assets by segment was as follows:

	Years Ended December 31,
	2014	2013
Total Assets
Domestic office investments	$1,227,066	$1,273,779
Domestic other investments	1,041,004	789,204
International office investments	1,237,989	1,176,394
International other investments	557,003	515,788
Corporate-level accounts	63,532	48,054
Total Assets	$4,126,594	$3,803,219

For the years ended December 31, 2014 and 2013, the Company’s total assets were attributable to the following countries:

	Years Ended December 31,
	2014	2013
United States	56%	55%
United Kingdom	18%	15%
Australia	9%	9%
Poland	7%	9%
Russia	2%	4%
France	4%	5%
Germany	4%	3%

For the years ended December 31, 2014, 2013 and 2012 the Company’s reconciliation to the Company’s net loss is as follows:

	Years Ended December 31,
	2014	2013	2012
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$319,163	$220,769	$126,201
Depreciation and amortization	(193,870)	(140,187)	(84,747)
Acquisition related expenses	(29,278)	(42,747)	(12,633)
Asset management and acquisition fees	(53,069)	(60,490)	(22,006)
General and administrative expenses	(6,782)	(5,344)	(3,590)
Gain (loss) on derivatives	7,322	9,909	1,398
Gain (loss) on sale of real estate investments	64,003	—	—
Foreign currency gains (losses)	(13,074)	(6,458)	672
Interest expense	(78,273)	(60,968)	(37,915)
Interest income	506	454	227
Benefit (provision) for income taxes	(5,806)	(701)	(1,147)
Net income (loss)	$10,842	$(85,763)	$(33,540)

13. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$66,592	$53,942	$32,784
Cash paid for income taxes	$4,161	$4,742	$4,461
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$17,558	$14,143	$8,777
Other receivables	$—	$5,441	$4,889
Distributions reinvested	$90,198	$60,585	$36,981
Shares tendered for redemption	$5,505	$2,287	$927
Non-cash net liabilities acquired	$2,737	$12,867	$4,745
In-kind contribution from noncontrolling interest	$—	$—	$3,000
Accrued additions to investment property	$2,373	$8,538	$5,524

14. COMMITMENTS AND CONTINGENCIES

In November 2013, Dorsey & Whitney LLP signed a lease renewal for its space in 50 South Sixth located in Minneapolis, Minnesota. In connection with this renewal, the Company committed to fund $20.8 million of tenant improvements and leasing commissions related to its space, to be paid in future periods. As of December 31, 2014, $13.3 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

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

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2014 and 2013 (in thousands except per share amounts):

	Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$105,123	$117,840	$117,705	$115,596
Gain (loss) on sale of real estate investments	$—	$—	$—	$64,003
Net (income) loss attributable to noncontrolling interests	$(947)	$(1,097)	$(964)	$(2,756)
Net income (loss) attributable to common stockholders	$(36,389)	$(10,580)	$3,214	$48,833
Income (loss) per common share, basic and diluted	$(0.15)	$(0.04)	$0.01	$0.18
	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenues	$60,032	$75,824	$90,081	$96,925
Net (income) loss attributable to noncontrolling interests	$(521)	$(437)	$(616)	$(1,599)
Net income (loss) attributable to common stockholders	$(32,492)	$(32,556)	$(13,442)	$(10,446)
Income (loss) per common share, basic and diluted	$(0.20)	$(0.19)	$(0.07)	$(0.05)

16. SUBSEQUENT EVENTS

Simon Hegele Logistics Portfolio - Phase 2

In January 2015, the Company acquired the second phase of the Simon Hegele Logistics portfolio. The acquisition consisted of a 240,000 square foot expansion space located in Forchheim, Germany. The Company previously acquired a building in the first phase of the portfolio, and had additional rights to purchase the expansion space. The expansion space is 100% leased to a single tenant. The contract purchase price for the second phase of the Simon Hegele Logistics portfolio was €24.7 million (approximately $29.5 million based on an exchange rate of $1.19 per EUR as of the transaction date), exclusive of transaction costs and working capital reserves.

The Company has not concluded its accounting for this recent acquisition, but it expects that the purchase price primarily will be allocated to building, land, and intangible lease assets and liabilities.

The Summit

In March 2015, the Company acquired the Summit, a portfolio of Class A office towers located in Bellevue, Washington that consists of 524,130 square feet, and is 94.7% leased. The purchase price for the Summit was $320.0 million, exclusive of transaction costs and working capital reserves. The acquisition includes a 43,413 square foot development site with a completed subterranean garage.

The Company has not concluded its accounting for this recent acquisition, but it expects that the purchase price primarily will be allocated to building, land, and intangible lease assets and liabilities.

The Harder German Logistics Portfolio Acquisition

In December 2014 and January 2015, the Company entered into contracts to acquire the Harder German Logistics portfolio, consisting of three logistic assets located in the German cities of: Duisburg, Nuremburg, and Karlsdorf. The Harder German Logistics portfolio consists of 1.3 million square feet of net rentable area, including a 0.7 million square foot development site. The remaining assets of 0.6 million are 100% leased. The contract purchase price for the Harder German Logistics portfolio was €116.7 million (approximately $137.5 million based on an average exchange rate of $1.18 per EUR as of the dates the contracts were signed), exclusive of transaction costs and working capital reserves. The Company anticipates that it will complete the acquisition of the assets located in Karlsdorf and Nuremburg in March 2015. The acquisition of the remaining asset located in Duisburg is not expected to close until the development of the asset is complete. The Duisburg asset consists of the 0.7 million square foot development site. The Company expects to complete the acquisition of the asset in Duisburg no later than December 31, 2015.

The Company has not concluded its accounting for this pending acquisition, but it expects that the purchase price primarily will be allocated to building, land, and intangible lease assets and liabilities.

Derivative Instruments

In March 2015, the Company executed two interest rate cap corridor agreements with an aggregate notional amount of $500.0 million as economic hedges against the variability of future interest rates on its Revolving Loan Commitment and Term Loan Commitment. The Company has not designated any of these derivatives as hedges for accounting purposes.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2014 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2014, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 30, 2015

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2015.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2015.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 30, 2015.

 PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global REIT, Inc.
Consolidated Financial Statements — as of December 31, 2014 and 2013 and for the Years Ended December 31, 2014, 2013, and 2012

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is set forth beginning on page 105 hereof.

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 106 hereof.

Schedule IV —Mortgage Loans on Real Estate is set forth beginning on page 109 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 112 for a list of all exhibits filed as a part of this report.

* * * * * *

Hines Global REIT, Inc.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions (a)	Balance at the End of the Period
	(amounts in thousands)
Allowance for Doubtful Accounts as of December 31, 2014	$2,011	$841	$(980)	$1,872
Allowance for Doubtful Accounts as of December 31, 2013	$330	$2,105	$(424)	$2,011
Allowance for Doubtful Accounts as of December 31, 2012	$—	$1,110	$(780)	$330

(a)	Write-offs of accounts receivable previously reserved.

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2014

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2014
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)	Date of Construction	Date Acquired

17600 Gillette	Irvine, California	$—	$2,800	$7,250	$10,050	$51	$2,800	$7,301	$10,101	$(831)	1977	June - 10
Brindleyplace Project	Birmingham, United Kingdom	188,034	—	207,592	207,592	23,491	—	231,083	231,083	(24,963)	1997 - 2000	July - 10
Hock Plaza	Durham, North Carolina	75,148	1,220	69,704	70,924	—	1,220	69,704	70,924	(7,519)	2004	September - 10
Southpark	Austin, Texas	18,227	3,920	20,507	24,427	—	3,920	20,507	24,427	(2,155)	2001	October - 10
Fifty South Sixth	Minneapolis, Minnesota	95,000	1,390	134,262	135,652	469	1,390	134,731	136,121	(14,025)	2001	November - 10
FM Logistic	Moscow, Russia	—	5,320	51,588	56,908	(28,732)	2,634	25,542	28,176	(2,351)	1998 - 2004	April - 11
Gogolevsky 11	Moscow, Russia	35,100	—	85,126	85,126	(41,268)	—	43,858	43,858	(4,165)	1996	August - 11
250 Royall	Canton, Massachusetts	—	8,910	22,860	31,770	—	8,910	22,860	31,770	(1,892)	2005	September - 11
Campus at Marlborough	Marlborough, Massachusetts	—	23,790	54,230	78,020	1,271	23,310	55,981	79,291	(4,387)	1999	October - 11
Komo Plaza	Seattle, Washington	—	19,560	111,182	130,742	4,507	19,560	115,689	135,249	(8,706)	2000 - 2003	December - 11
9320 Excelsior	Hopkins, Minnesota	—	2,730	51,110	53,840	—	2,730	51,110	53,840	(3,851)	2010	December - 11
WaterWall Place	Houston, Texas	44,092	8,229	54,825	63,054	—	8,229	54,825	63,054	(1,267)	2012	December - 11
Aviva Coral Gables	Miami, Florida	56,031	12,112	48,892	61,004	—	12,112	48,892	61,004	(102)	2012	July - 12
Poland Logistics Portfolio	Upper Silesia, Warsaw and Wroclaw, Poland	76,797	25,893	97,627	123,520	(9,100)	23,048	91,372	114,420	(8,224)	1995 - 2009	March - 12 & October - 12
100 Brookes Street	Brisbane, Australia	35,254	8,600	41,404	50,004	(9,826)	6,900	33,278	40,178	(2,051)	2008	July - 12
Minneapolis Retail Center	Minneapolis, Minnesota	65,500	30,792	78,711	109,503	1,318	30,792	80,029	110,821	(4,766)	1974	August - 12 & December - 12
550 Terry Francois	San Francisco, California	—	41,270	109,760	151,030	—	41,270	109,760	151,030	(6,427)	2002	August - 12
Mercedes Benz Bank	Stuttgart, Germany	41,346	11,953	47,643	59,596	(5,994)	10,733	42,869	53,602	(2,036)	2003	February - 13
One Westferry Circus	London, England	74,554	—	48,874	48,874	1,881	—	50,755	50,755	(2,338)	1992	February - 13
465 Victoria	Sydney, Australia	43,396	26,566	48,788	75,354	(15,316)	21,155	38,883	60,038	(1,791)	1995	February - 13
Riverside Center	Boston, Massachusetts	—	45,888	125,014	170,902	214	45,888	125,228	171,116	(5,484)	2000	March - 13
New City	Warsaw, Poland	95,934	—	115,208	115,208	(8,532)	—	106,676	106,676	(2,372)	2010	March - 13
825 Ann	Brisbane, Australia	66,091	20,669	83,802	104,471	(21,847)	16,328	66,296	82,624	(2,760)	2013	April - 13
The Campus at Playa Vista	Los Angeles, California	115,000	41,160	125,567	166,727	6	41,160	125,573	166,733	(5,214)	2009-2010	May - 13
Perspective Defense	Paris, France	85,085	29,039	109,704	138,743	(10,107)	26,923	101,713	128,636	(3,978)	2007	June - 13

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2014
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)	Date of Construction	Date Acquired
The Markets at Town Center	Jacksonville, Florida	—	52,130	76,067	128,197	—	52,130	76,067	128,197	(2,746)	2009	July - 13
The Avenue	Nashville, Tennessee	—	54,940	71,990	126,930	—	54,940	71,990	126,930	(2,500)	2007	August - 13
2300 Main	Irvine, California	—	3,570	27,940	31,510	—	3,570	27,940	31,510	(938)	2002	August - 13
Fiege Mega Centre	Erfurt, Germany	28,373	10,107	36,005	46,112	(5,112)	8,983	32,017	41,000	(966)	1995	October - 13
55 M Street	Washington, D.C.	72,000	24,810	85,277	110,087	289	24,810	85,566	110,376	(2,271)	2009	December - 13
The Rim	San Antonio, Texas	—	65,890	90,900	156,790	90	65,890	90,990	156,880	(2,013)	2006-2014	February - 14
25 Cabot Square	London, England	192,209	—	165,121	165,121	(9,894)	—	155,227	155,227	(2,966)	1991	March - 14
Simon Hegele Logistics	Forchheim, Germany	26,106	8,481	34,663	43,144	(4,683)	7,560	30,901	38,461	(449)	2012-2014	June - 14
818 Bourke	Melbourne, Australia	74,627	36,487	82,867	119,354	(9,942)	33,449	75,963	109,412	(317)	2008	October - 14
		$1,603,904	$628,226	$2,622,060	$3,250,286	$(146,766)	$602,344	$2,501,176	$3,103,520	$(138,821)

(a)	Assets consist of institutional-quality office, mixed-use and retail properties, industrial/distribution facilities and multi-family development.

(b)	Components of initial cost for properties acquired using a foreign currency were converted using the currency exchange rate as of the date of acquisition.

(c)	Includes the effect of changes in the exchange rate between the date of acquisition and December 31, 2014 for properties that are denominated in a foreign currency.

(d)	The aggregate cost for federal income tax purposes is $3.2 billion as of December 31, 2014.

(e)
Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings.

The changes in total real estate assets for the years ended December 31, (in thousands):

	2014	2013	2012
Gross real estate assets
Balance, beginning of period	$2,894,264	$1,529,675	$969,421
Additions during the period:
Acquisitions	484,499	1,322,485	509,335
Other additions	45,879	61,259	28,149
Disposals of fully-depreciated assets	(23)	—	—
Costs of real estate sold	(139,539)	—	—
Effect of changes in foreign currency exchange rates	(181,560)	(19,155)	22,770
Balance, end of period	$3,103,520	$2,894,264	$1,529,675
Accumulated Depreciation
Balance, beginning of period	$(94,414)	$(47,197)	$(18,991)
Depreciation	(64,846)	(46,973)	(27,361)
Effect of changes in foreign currency exchange rates	9,573	(244)	(845)
Disposals of fully-depreciated assets	23	—	—
Retirement or sales of assets	10,843	—	—
Balance, end of period	$(138,821)	$(94,414)	$(47,197)

Schedule IV — Mortgage Loans on Real Estate
December 31, 2014
(amounts in thousands)

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (a)
Construction Loans:
Multi-family
@1377	Atlanta, GA	10.00%	7/1/2016	No payment until completion	—	3,962	3,962
Falls of Kirkwood	Houston, TX	8.00%	10/12/2015	Monthly payments of principal and interest based on a 30-year amortization schedule	—	6,300	6,222
Falls of Town Park Apartments	Houston, TX	7.75%	12/30/2015	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	5,327	5,227
Manor Palms	Austin, TX	7.00%	12/25/2015	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	4,109	3,979
Dymaxion Apartments	San Antonio, TX	7.60%	12/15/2016	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	8,500	7,684
Marbach Park Apartments	San Antonio, TX	7.60%	12/15/2016	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	9,500	7,676

Office
Finesilver	San Antonio, TX	6.45%	7/31/2016	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	7,233	5,165

Industrial
Motor Circle	Dallas, TX	8.00%	12/28/2015	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	3,175	2,423

Shopping Centers
Houston Retail Portfolio	Houston, TX	7.60%	8/2/2015	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	11,804	11,457
Precinct Villages	North Richland Hills, TX	8.50%	3/17/2016	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	2,595	1,811
Randalls	Pasadena and Friendswood, TX	6.25%	7/28/2017	Monthly interest- only payments for first 18-months; then amortizes based on a 25-year amortization schedule.	—	10,939	8,110
The Rim	San Antonio, TX	8.50%	9/7/2015	No payment until completion	—	29,800	11,324
					$—	$103,244	$75,040

(a)	The aggregate cost for federal income tax purposes is $75.0 million as of December 31, 2014.

Changes in mortgage loans on real estate are summarized below (in thousands):

	2014	2013	2012
Balance at beginning of period	$43,591	$35,124	$4,919
Additions during period:
New loans	45,680	18,633	30,003
Additional advances on existing loans	4,736	1,389	2,554
Interest income added to principal	525	842	755
Deductions during period:
Collection of principal	(19,492)	(12,397)	(3,107)
Balance at close of period	$75,040	$43,591	$35,124

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES GLOBAL REIT, INC. (registrant)

March 30, 2015	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2015.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 30, 2015
Jeffrey C. Hines

/s/ Sherri W. Schugart	President and Chief Executive Officer	March 30, 2015
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 30, 2015
Ryan T. Sims	(Principal Financial Officer)

/s/ J. Shea Morgenroth	Chief Accounting Officer and Treasurer	March 30, 2015
J. Shea Morgenroth	(Principal Accounting Officer)

/s/ Charles M. Baughn	Director	March 30, 2015
Charles M. Baughn

/s/ Jack L. Farley	Director	March 30, 2015
Jack L. Farley

/s/ Colin P. Shepherd	Director	March 30, 2015
Colin P. Shepherd

/s/ Thomas L. Mitchell	Director	March 30, 2015
Thomas L. Mitchell

/s/ John S. Moody	Director	March 30, 2015
John S. Moody

/s/ Peter Shaper	Director	March 30, 2015
Peter Shaper

INDEX TO EXHIBITS

Exhibit No.	Description

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
4.1
Hines Global REIT, Inc. Distribution Reinvestment Plan (included as Appendix A to the Prospectus contained in the Registrant’s Registration Statement on Form S-3 (File No. 333-195478) filed on April 24, 2014 and incorporated by reference herein)

21.1*	List of Subsidiaries of Hines Global REIT, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm of Hines Global REIT, Inc. and subsidiaries, Deloitte & Touche LLP
31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

99.1*	Consent of Independent Valuer, Cushman & Wakefield, Inc.
99.2*	Consent of Independent Valuer, Knight Frank, LLP
99.3*	Consent of Independent Valuer, Jones Lang LaSalle
101*
The following materials from Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 30, 2015, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Statements of Equity, (iv) of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*    Filed herewith