Form 10-Q
period 2015-03-31
Hines Global REIT, Inc.
filed 2015-05-15
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 8, 2015, approximately 272.4 million shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	41

SIGNATURES
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification of CEO & CFO pursuant to Section 906
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$3,179,482	$2,964,699
Investment in unconsolidated entities	2,455	2,873
Cash and cash equivalents	117,916	143,609
Restricted cash	20,159	19,955
Derivative instruments	23,456	14,661
Tenant and other receivables, net	70,480	64,212
Intangible lease assets, net	737,479	743,465
Deferred leasing costs, net	64,413	59,902
Deferred financing costs, net	12,715	12,879
Real estate loans receivable	77,251	74,400
Other assets	70,511	25,939
Total assets	$4,376,317	$4,126,594
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$86,407	$91,007
Due to affiliates	19,727	14,106
Intangible lease liabilities, net	97,515	84,385
Other liabilities	41,279	43,633
Derivative instruments	16,251	9,848
Distributions payable	17,882	17,558
Notes payable to affiliates	17,696	17,601
Notes payable	2,428,861	2,112,359
Total liabilities	2,725,618	2,390,497

Commitments and contingencies (Note 13)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 271,515 and 270,657 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	272	271
Additional paid-in capital	1,981,194	2,014,113
Accumulated deficit	(216,305)	(201,227)
Accumulated other comprehensive income (loss)	(160,389)	(123,769)
Total stockholders’ equity	1,604,772	1,689,388
Noncontrolling interests	45,927	46,709
Total equity	1,650,699	1,736,097
Total liabilities and equity	$4,376,317	$4,126,594

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2015 and 2014
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$105,313	$97,946
Other revenue	7,766	7,177
Total revenues	113,079	105,123
Expenses:
Property operating expenses	22,250	21,157
Real property taxes	11,323	9,882
Property management fees	2,455	2,298
Depreciation and amortization	44,683	45,393
Acquisition related expenses	8,022	17,536
Asset management and acquisition fees	16,572	20,560
General and administrative expenses	2,162	1,530
Total expenses	107,467	118,356
Income (loss) before other income (expenses) and benefit (provision) for income taxes	5,612	(13,233)
Other income (expenses):
Gain (loss) on derivative instruments	133	(964)
Gain (loss) on sale of real estate investments	(1,127)	—
Foreign currency gains (losses)	952	(1,930)
Interest expense	(17,923)	(17,498)
Interest income	138	141
Income (loss) before benefit (provision) for income taxes	(12,215)	(33,484)
Benefit (provision) for income taxes	(1,693)	(1,958)
Net income (loss)	(13,908)	(35,442)
Net (income) loss attributable to noncontrolling interests	(1,170)	(947)
Net income (loss) attributable to common stockholders	$(15,078)	$(36,389)
Basic and diluted income (loss) per common share	$(0.06)	$(0.15)
Distributions declared per common share	$0.16	$0.16
Weighted average number of common shares outstanding	271,255	246,271
Net comprehensive income (loss):
Net income (loss)	$(13,908)	$(35,442)
Other comprehensive income (loss):
Foreign currency translation adjustment	(37,756)	(3,893)
Net comprehensive income (loss)	(51,664)	(39,335)
Net comprehensive (income) loss attributable to noncontrolling interests	(34)	(1,202)
Net comprehensive income (loss) attributable to common stockholders	$(51,698)	$(40,537)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2015 and 2014
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2015	270,657	$271	$2,014,113	$(201,227)	$(123,769)	$1,689,388	$46,709
Issuance of common shares	2,338	2	23,095	—	—	23,097	—
Distributions declared	—	—	(43,472)	—	—	(43,472)	(163)
Distributions on Convertible Preferred Equity Certificates (CPEC)	—	—	—	—	—	—	(653)
Redemption of common shares	(1,480)	(1)	(12,528)	—	—	(12,529)	—
Issuer costs	—	—	(14)	—	—	(14)	—
Net income (loss)	—	—	—	(15,078)	—	(15,078)	1,170
Foreign currency translation adjustment	—	—	—	—	(37,714)	(37,714)	(1,136)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	1,094	1,094	—
Balance as of March 31, 2015	271,515	$272	$1,981,194	$(216,305)	$(160,389)	$1,604,772	$45,927

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2014	229,035	$229	$1,800,936	$(206,305)	$(23,921)	$1,570,939	$43,268
Issuance of common shares	35,051	35	358,876	—	—	358,911	—
Distributions declared	—	—	(39,415)	—	—	(39,415)	(35)
Distributions on CPECs	—	—	—	—	—	—	(645)
Redemption of common shares	(933)	(1)	(8,715)	—	—	(8,716)	—
Selling commissions and dealer manager fees	—	—	(32,982)	—	—	(32,982)	—
Issuer costs	—	—	(1,380)	—	—	(1,380)	—
Net income (loss)	—	—	—	(36,389)	—	(36,389)	947
Foreign currency translation adjustment	—	—	—	—	(4,148)	(4,148)	255
Balance as of March 31, 2014	263,153	$263	$2,077,320	$(242,694)	$(28,069)	$1,806,820	$43,790

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$(13,908)	$(35,442)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	49,443	51,378
Distributions from unconsolidated entity	57	—
Foreign currency (gains) losses	(952)	1,930
(Gain) loss on the sale of real estate investments	1,127	—
(Gain) loss on derivative instruments	(133)	964
Changes in assets and liabilities:
Change in other assets	(3,171)	(16,603)
Change in tenant and other receivables	(8,433)	(17,240)
Change in deferred leasing costs	(7,088)	(9,893)
Change in accounts payable and accrued expenses	(1,312)	25,553
Change in other liabilities	(309)	7,342
Change in due to affiliates	5,391	11,337
Net cash from operating activities	20,712	19,326
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(328,955)	(544,964)
Capital expenditures at operating properties and developments	(3,954)	(17,294)
Distributions from unconsolidated entity in excess of equity in earnings	418	—
Investments in real estate loans receivable	(4,404)	(2,549)
Proceeds from collection of real estate loans receivable	2,396	3,288
Deposits on investment property	(57,748)	—
Change in restricted cash	(1,389)	(4,553)
Net cash from investing activities	(393,636)	(566,072)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	338,987
Redemption of common shares	(14,526)	(8,947)
Payments of issuer costs	(14)	(1,208)
Payment of selling commissions and dealer manager fees	—	(32,151)
Distributions paid to stockholders and noncontrolling interests	(20,712)	(17,501)
Proceeds from notes payable	392,704	518,463
Proceeds from related party notes payable	96	—
Payments on notes payable	(1,894)	(219,149)
Change in security deposit liability	294	163
Deferred financing costs paid	(1,835)	(2,270)
Payments related to interest rate contracts	(2,220)	—
Net cash from financing activities	351,893	576,387
Effect of exchange rate changes on cash	(4,662)	394
Net change in cash and cash equivalents	(25,693)	30,035
Cash and cash equivalents, beginning of period	143,609	124,859
Cash and cash equivalents, end of period	$117,916	$154,894

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2014 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of March 31, 2015, the results of operations and cash flows for the three months ended March 31, 2015 and 2014 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Hines Global REIT, Inc. (the “Company”), was formed as a Maryland corporation on December 10, 2008 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. The Company conducts most of its operations through Hines Global REIT Properties, LP (the “Operating Partnership”) and subsidiaries of the Operating Partnership. The Company operates in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The business of the Company is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement between the Company, the Advisor and the Operating Partnership (the “Advisory Agreement”).

On August 5, 2009, the Company commenced its initial public offering of common stock for sale to the public which expired on February 1, 2013. The Company commenced a follow-on offering effective February 4, 2013, through which it offered up to $3.5 billion in shares of common stock (the “Second Offering”), and ceased offering primary shares pursuant to the Second Offering on April 11, 2014. The Company continues to offer up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Collectively, through its public offerings, the Company received gross offering proceeds of $2.8 billion from the sale of 280.8 million shares from inception through March 31, 2015.

In March 2015, the Company completed its investment of the proceeds raised through its public offerings. As of March 31, 2015, the Company owned interests in 41 real estate investments, consisting of the following types of investments:

•	Domestic office investments (12 investments)

•	Domestic other investments (10 investments)

•	International office investments (10 investments)

•	International other investments (9 investments)

Discussed below are additional details related to the Company’s investments in multi-family projects that had not been completed and investments in real estate-related debt as of March 31, 2015. Each of these investments is included in the Company’s domestic other investments segment. All other investments are operating real estate investments.

•
Aviva Coral Gables JV (formerly known as the Ponce & Bird JV) — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. The estimated total cost of the project is expected to be $66.0 million and the project will consist of 276 units upon completion. An affiliate of Hines owns the remaining 17% interest in this joint venture. The project was completed in April 2015.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has nine loans receivable, totaling $57.9 million, outstanding as of March 31, 2015. The Company is not affiliated with Flagship Capital GP. See Note 5 — Real Estate Loans Receivable for additional information regarding these loans receivable.

•
The Rim Loan Receivable — the Company has committed to provide construction financing to the developer of four additional retail parcels at The Rim, a 656,371 square-foot outdoor retail center located in San Antonio, Texas. The amount of the commitment, as amended in April 2015, is $26.3 million. As of March 31, 2015, the Company had loaned $15.9 million to the developer. The Company is not affiliated with the developer of the project. See “— Unconsolidated VIEs” for additional information.

Consolidated VIEs

The WaterWall Place JV, Aviva Coral Gables JV, and Flagship Capital JV were each determined to be variable interest entities (“VIE”) in which the Company is the primary beneficiary and the Company has consolidated these joint ventures accordingly. A summary of the assets and liabilities of these consolidated VIEs, as well as the maximum loss exposure of the Company from each VIE, is as follows (in thousands):

	March 31, 2015	December 31, 2014
Maximum risk of loss (1)	$46,000	$47,986
Assets held by VIEs	$187,494	$188,264
Assets held as collateral for debt	$187,494	$188,264
Liabilities held by VIEs	$132,692	$131,691

(1)	Represents the Company's contributions, net of distributions, made to the consolidated VIEs.

Restrictions on the use of a VIE’s assets are significant because they serve as collateral for such VIE’s debt, and the Company is generally required to obtain its partners’ approval in accordance with the respective joint venture agreements for any major transactions. Transactions with these joint ventures on the Company’s consolidated financial statements primarily relate to (i) contributions for the funding of loans receivable or distributions related to the receipt of proceeds from the collection of loans receivable at the Flagship JV or (ii) operating distributions received from the WaterWall Place JV. The Company and its partners are subject to the provisions of the joint venture agreements for the VIEs, which include provisions for when additional contributions may be required. During the three months ended March 31, 2015, the Company received distributions of $2.0 million, net of capital contributions of $0.1 million in accordance with the Company’s respective joint venture agreements. During the three months ended March 31, 2014, the Company received distributions of $0.8 million in accordance with the Company’s respective joint venture agreements. This activity is eliminated in consolidation of the VIEs, but increases, or decreases in the case of distributions received, the Company’s maximum risk of loss.

Unconsolidated VIEs

The Rim Loan Receivable

In February 2014, the Company completed the acquisition of The Rim, a 656,371 square-foot outdoor retail center located in San Antonio, Texas. In August 2014, the Company entered into a loan agreement with Central Rim LLC (the “Rim Borrower”) to provide $26.3 million, as amended in April 2015, of construction financing for the development of four additional retail parcels at The Rim. Following the completion of the development of each parcel, the Company will have certain rights or obligations to purchase each parcel. As a result of these purchase rights or obligations, and due to the fact that the Rim Borrower lacks the obligation to absorb losses upon the achievement of certain metrics, the Company has determined that the entity that owns these parcels is considered to be a VIE. Additionally, the Rim Borrower was determined to be the primary beneficiary of this VIE since it is the party most directly responsible for the success of the entity. The Company has funded $15.9 million through this agreement as of March 31, 2015. The Company's maximum exposure to loss is the amount borrowed under the facility agreement, plus any unpaid interest. The most significant source of the Company's exposure to the VIE is the variability related to the Rim Borrower's credit risk and its ability to repay the amounts funded.

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

The table below presents the activity of the Company's unconsolidated entities as of and for the periods presented (in thousands):

	Three Months Ended March 31,
Investment in Unconsolidated Entities	2015	2014
Beginning balance	$2,873	$3,573
Equity in earnings	57	—
Distributions	(475)	—
Ending balance	$2,455	$3,573

The table below summarizes the Company’s maximum loss exposure related to its unconsolidated VIEs as of March 31, 2015 and December 31, 2014, which is equal to the carrying value of its investment in the unconsolidated VIEs included in the balance sheet line item “Investment in unconsolidated entities” and the Company’s outstanding loan receivable balance held by the VIEs which is included in the balance sheet line item “Real estate loans receivable” in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 (in thousands).

Period	Investment in Unconsolidated VIEs (1)	Maximum Risk of Loss (2)
March 31, 2015	$2,455	$22,278
December 31, 2014	$2,873	$18,159

(1)	Represents the Company’s contributions, net of distributions, made to its VIEs.

(2)
Maximum Risk of Loss is equal to the amount outstanding under the loan plus the Company’s contributions, net of distributions, made to the VIEs as of the date indicated. See Note 5 — Real Estate Loans Receivable for additional information regarding the loan.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Described below are certain of the Company’s significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a complete listing of all of its significant accounting policies.

Tenant and Other Receivables

Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $1.4 million and $1.9 million at March 31, 2015 and December 31, 2014, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended March 31, 2015 and 2014, $1.5 million and $1.5 million, respectively, were amortized into interest expense.

Other Assets

Other assets included the following (in thousands):

	March 31, 2015	December 31, 2014
Deposits on investment property (1)(2)	$57,152	$15,000
Prepaid expenses	4,303	2,021
Deferred tax assets	8,337	8,127
Other	719	791
Other assets	$70,511	$25,939

(1)
As of March 31, 2015, this consisted of amounts paid in relation to the acquisition of the first phase of the Harder Logistics Portfolio. The Company funded all amounts necessary to acquire the Harder Logistics Portfolio in March 2015. However, the acquisition was not completed until April 1, 2015.

(2)	As of December 31, 2014, this amount consisted of a deposit that had been paid related to the acquisition of The Summit, which was completed in March 2015.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month or quarter to which they relate. As of March 31, 2015 and December 31, 2014, respectively, the Company recorded liabilities of $30.6 million and $34.6 million related to prepaid rental payments, which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease, including rent holidays, if any. Straight-line rent receivable was $52.6 million and $47.4 million as of March 31, 2015 and December 31, 2014, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued amendments to the Accounting Standards Codification (the “Codification”) to change the presentation of debt issuance costs in the financial statements.  Under this guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  These amendments are effective for fiscal years, and interim periods within those years beginning after December 15, 2015 and early adoption is permitted.  Upon adoption, the Company will reclassify deferred financing costs, net as notes payable in its condensed consolidated balance sheets.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Buildings and improvements (1)	$2,667,866	$2,501,176
Less: accumulated depreciation	(151,095)	(138,821)
Buildings and improvements, net	2,516,771	2,362,355
Land	662,711	602,344
Investment property, net	$3,179,482	$2,964,699

(1)
Included in buildings and improvements is approximately $0.1 million and $24.3 million of construction-in-progress related to the Company’s multi-family development in Miami, Florida as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$901,120	$107,705	$(118,543)
Less: accumulated amortization	(233,409)	(37,937)	21,028
Net	$667,711	$69,768	$(97,515)

As of December 31, 2014, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$890,495	$110,649	$(104,528)
Less: accumulated amortization	(221,316)	(36,363)	20,143
Net	$669,179	$74,286	$(84,385)

Amortization expense of in-place leases was $28.1 million and $30.0 million for the three months ended March 31, 2015 and 2014, respectively. Net amortization of out-of-market leases resulted in a decrease to rental revenue of $1.8 million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for the period from April 1, 2015 through December 31, 2015 and for each of the years ending December 31, 2016 through December 31, 2019 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
April 1, 2015 through December 31, 2015	$82,869	$1,800
2016	102,289	2,588
2017	80,960	1,304
2018	59,670	(1,961)
2019	46,524	(3,355)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space. As of March 31, 2015, the approximate fixed future minimum rentals for the period from April 1, 2015 through December 31, 2015, for each of the years ending December 31, 2016 through December 31, 2019 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2015 through December 31, 2015	$238,516
2016	314,804
2017	301,699
2018	222,463
2019	192,420
Thereafter	1,138,501
Total	$2,408,403

Pursuant to the lease agreements with certain tenants in one of its buildings, a wholly-owned subsidiary of the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the period from April 1, 2015 through December 31, 2015, for each of the years ended December 31, 2016 through 2019 and for the period thereafter are $3.2 million, $4.2 million, $3.6 million, $3.5 million, $1.5 million and $4.3 million, respectively.

During the three months ended March 31, 2015 and 2014, the Company did not earn more than 10% of its total rental revenue from any individual tenant.

4. RECENT ACQUISITIONS OF REAL ESTATE

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2015 and 2014 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)	In-place Lease Intangibles (1)	Out-of- Market Lease Intangibles, Net (1)	Total (1)
Simon Hegele Logistics (2)	1/7/2015 & 06/03/14	$56,428	$13,245	$9,154	$41	$78,868
The Summit	03/04/15	$217,974	$68,090	$45,360	$(14,920)	$316,504
The Rim	02/13/14	$90,990	$65,890	$41,360	$(21,940)	$176,300
25 Cabot Square	03/28/14	$165,121	$—	$206,640	$(16)	$371,745
818 Bourke	10/31/2014	$82,867	$36,487	$17,082	$(792)	$135,644

(1)	For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

(2)	In June 2014, the Company acquired the Simon Hegele Logistics facility in Forchheim, Germany. In January 2015, the Company acquired the second phase of the facility.

The purchase price allocations for the Company’s 2015 acquisitions are preliminary and subject to change as it finalizes the allocations, which will be no later than twelve months from the acquisition date.

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2015 and 2014 acquisitions, as of the date of the respective acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2015 Acquisitions:
Simon Hegele Logistics (2nd Phase)	11.3	—	—
The Summit	5.1	3.0	5.6

2014 Acquisitions:
The Rim	16.5	12.9	35.3
25 Cabot Square (1)	11.7	0.5	3.0
Simon Hegele Logistics (1st Phase)	13.4	13.4	—
818 Bourke	4.1	3.3	3.1

(1)Excludes the effect of ground leases which significantly increase the weighted average useful life for this intangible.

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the three months ended March 31, 2015, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2015 (in thousands):

		For the Three Months Ended
2015 Acquisitions		March 31, 2015
Simon Hegele Logistics (1)	Revenue	$1,328
	Net income (loss)	$33
The Summit	Revenue	$2,084
	Net income (loss)	$(253)

(1)
Includes the total revenue and net income of the Simon Hegele Logistics facility, including the first phase of the facility acquired in June 2014, which is 100% leased to a single tenant. The second phase of the facility was acquired in January 2015 and includes 236,661 square feet of net rentable area, which represents 38.9% of the net rentable area of the total Simon Hegele Logistics facility.

The following unaudited consolidated information is presented to give effect to current year acquisitions through March 31, 2015 as if the acquisitions occurred on January 1, 2014. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $15.8 million and $29.9 million for the three months ended March 31, 2015 and 2014, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2014, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	Pro Forma 2015	Pro Forma 2014
Revenues	$117,693	$111,820
Net income (loss)	$3,255	$(12,301)
Basic and diluted income (loss) per common share	$0.01	$(0.05)

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

The following unaudited consolidated information is presented to give effect to the 2014 acquisitions through March 31, 2014 as if the acquisitions occurred on January 1, 2013. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $29.9 million and $31.0 million for the three months ended March 31, 2014 and 2013, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2013, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	Pro Forma 2014	Pro Forma 2013
Revenues	$112,455	$69,665
Net income (loss)	$(3,014)	$(861)
Basic and diluted income (loss) per common share	$(0.01)	$(0.01)

5. REAL ESTATE LOANS RECEIVABLE

Real estate loans receivable included the following at March 31, 2015 and December 31, 2014 (in thousands):

Property	Original Funding Date	Maturity Date	Interest Rate	Total Loan Commitment	Balance as of March 31, 2015	Balance as of December 31, 2014
Flagship Capital JV
Houston Retail Portfolio	8/2/2012	8/2/2015	7.60%	11,804	11,461	11,457
Motor Circle	12/28/2012	12/28/2015	8.00%	3,175	—	2,423
Falls of Kirkwood	10/18/2013	10/12/2015	8.00%	6,300	6,207	6,222
Falls of Town Park Apartments	12/30/2013	12/30/2015	7.75%	5,327	5,309	5,227
Precinct Villages	3/18/2014	3/17/2016	8.50%	2,595	1,811	1,811
Manor Palms	6/26/2014	12/25/2015	7.00%	4,109	3,979	3,979
Randall’s	7/28/2014	7/28/2017	6.25%	10,939	8,110	8,110
Finesilver	7/31/2014	7/31/2016	6.45%	7,233	5,165	5,165
Dymaxion Apartments	12/15/2014	12/15/2016	7.60%	8,500	7,847	7,684
Marbach Park Apartments	12/15/2014	12/15/2016	7.60%	9,500	8,015	7,676
			7.35%	$69,482	$57,904	$59,754
Less: Origination fees					(476)	(640)
Total Flagship Capital JV					$57,428	$59,114
Other Loans Receivable
@1377	6/29/2012	7/1/2016	10.00%	$3,962	$3,962	$3,962
The Rim	9/8/2014	9/7/2015	8.50%	$26,300	$15,861	$11,324
Total Real Estate Loans Receivable					$77,251	$74,400

6. DEBT FINANCING

As of March 31, 2015 and December 31, 2014, the Company had approximately $2.4 billion and $2.1 billion of debt outstanding, respectively, with a weighted average years to maturity of 2.8 years and 2.8 years, respectively, and a weighted average interest rate of 2.8% and 2.9%, respectively. The following table describes the Company’s debt outstanding at March 31, 2015 and December 31, 2014 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date	Interest Rate Description	Interest Rate as of March 31, 2015		Principal Outstanding at March 31, 2015	Principal Outstanding at December 31, 2014
Secured Mortgage Debt
Brindleyplace Project	7/1/2010	7/7/2015	75% fixed via swap / 25% variable	3.45%	(1)	$179,584	$188,034
Hock Plaza	9/8/2010	12/6/2015	Fixed	5.58%		75,336	75,657
Southpark	10/19/2010	12/6/2016	Fixed	5.67%		18,000	18,000
Fifty South Sixth	11/4/2010	11/4/2015	Fixed via swap	3.62%		95,000	95,000
Gogolevsky 11	8/25/2011	4/7/2021	Variable	6.51%		34,750	35,100
Flagship Capital JV	7/2/2014	7/2/2019	Variable, subject to floor of 4.25%	4.25%		25,162	25,162
100 Brookes	7/13/2012	7/31/2017	Variable, subject to interest rate cap	5.04%		33,236	35,254
Poland Logistics Portfolio	8/2/2012	6/30/2017	Variable, subject to interest rate cap	2.85%		67,423	76,797
Minneapolis Retail Center	8/2/2012	8/10/2019	Fixed	3.50%		65,500	65,500
825 Ann	11/16/2012	4/30/2016	Variable, subject to interest rate cap	3.45%		62,307	66,091
Mercedes Benz Bank	2/7/2013	12/31/2019	Variable, subject to interest rate cap	1.64%		36,813	41,346
465 Victoria	2/28/2013	2/28/2016	Variable, subject to interest rate cap	4.43%		40,911	43,396
New City	3/28/2013	3/28/2018	Variable, subject to interest rate cap	2.58%		84,108	95,934
One Westferry Circus	5/9/2013	5/5/2020	Fixed	3.30%		71,203	74,554
The Campus at Playa Vista	5/14/2013	6/1/2016	Variable	1.68%		115,000	115,000
Perspective Défense	6/21/2013	7/25/2019	Variable, subject to interest rate cap	2.56%		75,950	85,085
Fiege Mega Centre	10/18/2013	10/18/2018	Variable, subject to interest rate cap	1.78%		25,247	28,373
55 M Street	12/9/2013	12/9/2017	Variable	1.63%		72,000	72,000
25 Cabot Square	3/26/2014	3/26/2020	Fixed	3.50%		183,571	192,209
Simon Hegele Logistics (2)	4/28/2014	6/15/2019	Fixed	1.90%		39,035	26,106
818 Bourke	10/31/2014	10/31/2019	Variable, subject to interest rate cap	3.40%		70,354	74,627
The Summit	3/4/2015	3/4/2022	Variable	1.73%		170,000	—
Harder Logistics Portfolio	1/29/2015	2/28/2021	Variable	0.97%		34,308	—
Other Notes Payable
JPMorgan Chase Revolving Credit Facility - Revolving Loan	4/13/2012	5/22/2016	Variable, subject to interest rate cap (3)	2.09%	(1)	289,613	122,894
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	5/22/2017	Variable, subject to interest rate cap (3)	1.96%		378,000	378,000
WaterWall Place Construction Loan	6/29/2012	6/29/2016	Variable, subject to interest rate cap	2.43%	(1)	44,759	44,092
Aviva Coral Gables JV Construction Loan	5/10/2013	5/10/2017	Variable	3.89%	(1)	41,864	38,431
Total Principal Outstanding						$2,429,034	$2,112,642
Unamortized Discount						(173)	(283)
Notes Payable						$2,428,861	$2,112,359
Notes Payable to Affiliates
Aviva Coral Gables JV Construction Loan	7/13/2012	7/13/2015	Variable	1.92%		17,696	17,601
Total Notes Payable to Affiliates						$17,696	$17,601
						$2,446,557	$2,129,960

(1)	Represents the weighted average interest rate as of March 31, 2015.

(2)
In January 2015, the Company borrowed €14.6 million ($17.8 million based on the exchange rate of $1.22 as of the transaction date) on the second tranche of its loan to acquire the second phase of the Simon Hegele Logistics facility.

(3)
In March 2015, the Company executed two $250 million interest rate cap corridor agreements as economic hedges against the variability of future interest rates on its revolving credit facility with JPMorgan Chase that cap the interest rate on borrowings at 0.75% - 2.25%. The Company has not designated any of these derivatives as hedges for accounting purposes.

As of March 31, 2015 and December 31, 2014, the fixed-rate debt included $229.7 million and $236.0 million, respectively, of variable-rate debt economically fixed through the use of interest rate swaps. The variable-rate debt has interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 1.00% to 6.25% per annum. Additionally, as of March 31, 2015, $968.1 million of the Company’s variable-rate debt was capped at strike rates ranging from 0.8% to 4.5%. See Note 7 — Derivative Instruments for more information regarding the Company’s interest rate contracts.

JPMorgan Chase Revolving Credit Facility

For the period from January 2015 through March 2015, the Company borrowed approximately $167.0 million under its revolving credit facility with JPMorgan Chase Bank, National Association (the “Revolving Credit Facility”). Additionally, from April 1, 2015 through May 15, 2015, the Company had borrowings of $119.0 million under the Revolving Credit Facility. In April 2015, the Company repaid $4.7 million on its Revolving Credit Facility. The borrowing and payments resulted in an outstanding principal balance of $782.0 million on the Revolving Credit Facility as of May 15, 2015.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of March 31, 2015 other than as described below.

In the first quarter of 2015, the Company was unable to meet the debt service coverage ratio required by the mortgage loan for Gogolevsky 11 due to leases representing a significant portion of the building expiring during the three months ended March 31, 2015 that have yet to be fully re-leased (the property was 48% leased as of March 31, 2015).  The Company has elected to repay this loan to cure the deficiency, as it is the highest interest rate loan in the Company’s portfolio. The Company expects to repay the loan in May 2015.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from April 1, 2015 through December 31, 2015, for each of the years ending December 31, 2016 through December 31, 2019 and for the period thereafter (in thousands):

	Payments due by Year
	April 1, 2015 through December 31, 2015	2016	2017	2018	2019	Thereafter
Principal payments	$374,541	$579,336	$597,782	$107,828	$304,033	$483,210

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

The table below provides additional information regarding the Company’s interest rate contracts (in thousands, except percentages).

Type	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Interest rate swaps	July 7, 2010	July 7, 2015	$134,687	LIBOR	2.29%
Interest rate swap	November 4, 2010	November 4, 2015	$95,000	LIBOR	1.37%
Interest rate cap	August 2, 2012	June 30, 2017	$50,627	EURIBOR	2.00%
Interest rate cap	August 13, 2012	August 13, 2015	$16,618	BBSY	4.00%
Interest rate cap	October 9, 2012	June 30, 2017	$10,540	EURIBOR	2.00%
Interest rate cap	January 7, 2013	June 29, 2016	$45,500	LIBOR	1.25%
Interest rate cap	March 11, 2013	March 31, 2018	$36,813	EURIBOR	1.50%
Interest rate cap	March 20, 2013	February 29, 2016	$21,222	BBSW	4.33%
Interest rate cap	July 30, 2013	April 30, 2016	$46,730	BBSW	4.50%
Interest rate caps	April 11, 2013 May 6, 2013	March 16, 2018	$58,738	EURIBOR	2.50%
Interest rate cap	July 25, 2013	July 25, 2019	$75,951	EURIBOR	1.70%	(2)
Interest rate cap	October 18, 2013	October 18, 2018	$25,246	EURIBOR	2.00%
Interest rate cap	September 5, 2014	December 5, 2016	$44,953	LIBOR	2.00%	(3)
Interest rate cap	November 27, 2014	October 27, 2017	$35,177	BBSY	4.00%
Interest rate cap	March 27, 2015	December 27, 2016	$250,000	LIBOR	0.75%	(4)
Interest rate cap	March 27, 2015	December 27, 2016	$250,000	LIBOR	0.75%	(4)

(1)	For notional amounts denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on March 31, 2015.

(2)	Beginning in July 2016, the strike rate of this interest rate cap will increase to 2.00% for the remaining term.

(3)	Beginning in January 2016, the strike rate of this interest rate cap will increase to 3.25% for the remaining term.

(4)	Beginning in December 2015, the strike rate of this interest rate cap will increase to 2.25% for the remaining term.

The table below provides additional information regarding the Company’s foreign currency forward contracts that are outstanding as of March 31, 2015 (in thousands).

Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
June 26, 2014	June 26, 2015	£105,800	USD/GBP	$1.69
September 10, 2014	June 26, 2015	£105,800	GBP/USD	$1.62

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated condensed balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Assets—Derivative instruments” and “Liabilities—Derivative instruments” on the Company’s condensed consolidated balance sheets, as of March 31, 2015 and December 31, 2014 (in thousands):

	Derivative Assets		Derivative Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$(1,718)	$(2,684)
Interest rate caps	1,770	345	—	—
Foreign currency forward contracts	21,686	14,316	(14,533)	(7,164)
Total derivatives	$23,456	$14,661	$(16,251)	$(9,848)

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2015 and 2014 (in thousands):

	Gain (Loss) Recorded on Derivative Instruments
	Three Months Ended
	March 31, 2015	March 31, 2014
Derivatives not designated as hedging instruments:
Interest rate swaps	$902	$908
Interest rate caps	(769)	(2,051)
Foreign currency forward contracts	—	179
Total gain (loss) on derivatives	$133	$(964)

8.  DISTRIBUTIONS

The Company has declared distributions for the months of January 2014 through May 2015 at an amount equal to $0.0017808 per share, per day. Hines Moorfield UK Venture I S.A.R.L. (the “Brindleyplace JV”) declared distributions in the amount of $0.7 million and $0.6 million to Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) for the three months ended March 31, 2015 and 2014, respectively, related to the operations of several properties acquired by the Brindleyplace JV located in Birmingham, England (the “Brindleyplace Project”).

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests (Hines Global REIT Associates Limited Partnership (“HALP”), Moorfield and Flagship Capital GP) for the quarter ended March 31, 2015 and for each of the quarters ended during 2014, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands). The Company declares distributions to the Company’s stockholders as of daily record dates and aggregates and pays such distributions monthly.

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2015
March 31, 2015	$20,375	$23,097	$43,472	$816
Total	$20,375	$23,097	$43,472	$816
2014
December 31, 2014	$20,649	$23,628	$44,277	$2,458
September 30, 2014	20,453	23,612	44,065	675
June 30, 2014	20,117	23,211	43,328	855
March 31, 2014	18,336	21,079	39,415	680
Total	$79,555	$91,530	$171,085	$4,668

9.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2015	2014	March 31, 2015	December 31, 2014
Selling Commissions- Dealer Manager	$—	$24,510	$—	$—
Dealer Manager Fee- Dealer Manager	—	8,472	—	—
Issuer Costs- the Advisor	14	1,380	—	—
Acquisition Fee (1)- the Advisor and affiliates of Hines	7,801	12,372	7,801	1,492
Asset Management Fee- the Advisor and affiliates of Hines	8,771	8,188	8,465	8,402
Other (2) - the Advisor	1,377	1,056	936	1,657
Property Management Fee- Hines	1,683	1,724	22	159
Development/Construction Management Fee- Hines	24	1,168	20	35
Leasing Fee- Hines	330	1,306	1,681	1,363
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	2,680	2,541	802	998
Due to Affiliates			$19,727	$14,106

(1)
In May 2015, the Company, the Operating Partnership and the Advisor amended the Advisory Agreement in order to reduce the acquisition fees paid to the Advisor from 2.25% to 0.50%, effective as of April 1, 2015.

(2)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

Notes Payable to Affiliates

The Aviva Coral Gables JV (as described in Note 1 — Organization) has entered into a separate construction loan with an affiliate of Hines related to the development of its multi-family project in Miami, Florida. See Note 6 — Debt Financing for additional information regarding these construction loans.

@1377

In June 2012, the Company entered into a mezzanine loan commitment of $3.2 million (plus any accrued interest) to provide construction financing to the @1377 development, which was completed in March 2014. As of March 31, 2015 and December 31, 2014, $4.0 million and $4.0 million were outstanding under the mezzanine loan, respectively. See Note 1 — Organization for additional information concerning the @1377 development.

Other Affiliate Transactions

In December 2013 and December 2014, the Advisor agreed to waive asset management fees otherwise payable to it for the years ended December 31, 2014 and 2015, respectively, to the extent that the Company’s MFFO for the years ended December 31, 2014 and 2015, respectively, as disclosed in its Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to its stockholders for such year. The Advisor did not waive any asset management fees owed to it during the year ended December 31, 2014, as a result of this waiver. The fee waivers described above are not deferrals and accordingly, any fees that may be waived will not be paid to the Advisor in cash at any time in the future.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Eurohypo, PB Capital Corporation, Landesbank Baden-Württemberg, Commonwealth Bank of Australia, Bank of Western Australia, Deutsche Pfandbriefbank AG, Crédit Agricole, SMBC Capital Markets, Inc., Australia and New Zealand Banking Group Limited, and the Bank of Montreal. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

The following table sets forth the Company’s derivatives which are measured at fair value on a recurring basis, by level within the fair value hierarchy as of March 31, 2015 and December 31, 2014 (all amounts are in thousands):

		Basis of Fair Value Measurements
Period	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Interest rate swaps	$(1,718)	$—	$(1,718)	$—
Interest rate caps	$1,770	$—	$1,770	$—
Foreign currency forwards - Assets	$21,686	$—	$21,686	$—
Foreign currency forwards - Liabilities	$(14,533)	$—	$(14,533)	$—
December 31, 2014
Interest rate swaps	$(2,684)	$—	$(2,684)	$—
Interest rate caps	$345	$—	$345	$—
Foreign currency forwards - Assets	$14,316	$—	$14,316	$—
Foreign currency forwards - Liabilities	$(7,164)	$—	$(7,164)	$—

Other Items

Financial Instruments Fair Value Disclosures

As of March 31, 2015, the Company estimated that the fair value of its notes payable, which had a book value of $2.4 billion, was $2.5 billion. As of December 31, 2014, the Company estimated that the fair value of its notes payable, which had a book value of $2.1 billion, was $2.1 billion. Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of March 31, 2015, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

As of March 31, 2015, the Company estimated that the book values of its real estate loans receivable approximate their fair values. Although the Company has determined the majority of the inputs used to value its real estate notes receivable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of real estate notes receivable utilize Level 3 inputs. However, as of March 31, 2015, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of real estate notes receivable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Financial Instruments Measured on a Nonrecurring Basis

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  As of March 31, 2015, there were no events that have occurred which indicated that fair value adjustments of the Company’s long-lived assets were necessary.

11. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company's investments that are not office properties in “other” based on the geographic location of the investment, due to the Company's ownership of interests in various different types of investments that do not stand alone as their own reportable segment. The Company’s reporting segments consist of the following, based on the Company’s investments as of March 31, 2015:

•	Domestic office investments (12 investments)

•	Domestic other investments (10 investments)

•	International office investments (10 investments)

•	International other investments (9 investments)

The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts other than percentages are in thousands).

	Three Months Ended March 31,
	2015	2014
Total Revenue
Domestic office investments	$38,884	$37,402
Domestic other investments	27,564	23,015
International office investments	25,282	21,166
International other investments	21,349	23,540
Total Revenue	$113,079	$105,123

For the three months ended March 31, 2015 and 2014 the Company’s total revenue was attributable to the following countries:

	Three Months Ended March 31,
	2015	2014
Total Revenue
United States	59%	58%
United Kingdom	18%	14%
Australia	8%	8%
Poland	6%	8%
Russia	3%	5%
France	3%	4%
Germany	3%	3%

For the three months ended March 31, 2015 and 2014, the Company’s property revenues in excess of expenses by segment was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Property revenues in excess of expenses (1)
Domestic office investments	$24,406	$23,933
Domestic other investments	17,635	14,271
International office investments	22,988	23,622
International other investments	12,022	9,960
Property revenues in excess of expenses	$77,051	$71,786

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of March 31, 2015 and December 31, 2014, the Company’s total assets by segment was as follows (in thousands):

	March 31, 2015	December 31, 2014
Total Assets
Domestic office investments	$1,550,959	$1,227,066
Domestic other investments	1,035,480	1,041,004
International office investments	1,208,006	1,237,989
International other investments	536,882	557,003
Corporate-level accounts	44,990	63,532
Total Assets	$4,376,317	$4,126,594

As of March 31, 2015 and December 31, 2014, the Company’s total assets were attributable to the following countries:

	March 31, 2015	December 31, 2014
Total Assets
United States	60%	56%
United Kingdom	16%	18%
Australia	8%	9%
Poland	6%	7%
Russia	2%	2%
France	3%	4%
Germany	5%	4%

For the three months ended March 31, 2015 and 2014 the Company’s reconciliation to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$77,051	$71,786
Depreciation and amortization	(44,683)	(45,393)
Acquisition related expenses	(8,022)	(17,536)
Asset management and acquisition fees	(16,572)	(20,560)
General and administrative expenses	(2,162)	(1,530)
Gain (loss) on derivatives	133	(964)
Gain (loss) on sale of real estate investments	(1,127)	—
Foreign currency gains (losses)	952	(1,930)
Interest expense	(17,923)	(17,498)
Interest income	138	141
Benefit (provision) for income taxes	(1,693)	(1,958)
Net income (loss)	$(13,908)	$(35,442)

12. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$14,621	$12,752
Cash paid for taxes	$2,438	$1,729
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$17,882	$16,737
Distributions reinvested	$23,097	$20,022
Shares tendered for redemption	$3,508	$2,064
Non-cash net liabilities acquired	$2,332	$2,524
Accrued capital additions	$1,051	$6,659

13. COMMITMENTS AND CONTINGENCIES

In November 2013, Dorsey & Whitney LLP signed a lease renewal for its space in 50 South Sixth located in Minneapolis, Minnesota. In connection with this renewal, the Company committed to fund $20.8 million of tenant improvements and leasing commissions related to its space, to be paid in future periods. As of March 31, 2015, $13.3 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

14. SUBSEQUENT EVENTS

Harder Logistics Portfolio

In April 2015, the Company completed its acquisition of the first phase of the Harder Logistics Portfolio. The acquisition consisted of two logistics facilities located in Karlsdorf and Nuremburg, respectively. The buildings consist of a total 605,383 square feet of net rentable area that is 100% leased to one tenant. The purchase price for the first phase of the Harder Logistics Portfolio was €52.7 million (approximately $57.7 million based on an average exchange rate of $1.10 per EUR as of the transaction date), exclusive of transaction costs and working capital reserves. The Company expects to acquire a third logistics facility related to this portfolio prior to December 31, 2015, once its construction is complete. There can be no assurances that this closing will occur.

*****

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

—
Whether we will have the opportunity to invest debt proceeds and proceeds from the sale of assets to acquire properties or other investments or whether such proceeds will be needed to redeem shares or for other purposes, and if proceeds are available for investment, our ability to make such investments in a timely manner and at appropriate amounts that provide acceptable returns;

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) was incorporated under the Maryland General Corporation Law on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. We raised approximately $2.8 billion through two public offerings from August 2009 through April 2014 to provide the equity capital for its real estate investments. We continue to offer up to $500.0 million of shares of our common stock under our distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). We engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for its public offerings.

Although we expect to continue to make select investments from time to time, we have substantially completed our investment phase and have accomplished one of our primary investment objectives of investing in a real estate portfolio that is diversified by asset type, geographic area, lease expirations and tenant industries. As of March 31, 2015, we owned interests in 41 real estate investments which contain, in the aggregate, 15.2 million square feet of leasable space. Additionally, on April 1, 2015, we acquired the first phase of the Harder Logistics Portfolio, consisting of two German logistics facilities. Including the effect of this acquisition, our portfolio included the following investments:

•	Domestic office investments (12 investments)

•	Domestic other investments (10 investments)

•	International office investments (10 investments)

•	International other investments (11 investments)

As of April 1, 2015, our portfolio is comprised of approximately 60% domestic and 40% international investments (based on our pro rata share of the estimated value of each of the investments) and consists of a variety of real estate asset classes. Our current investment types encompass approximately 64% office, 15% retail, 9% mixed-use, 9% industrial and 3% multi-family (based on our pro rata share of the estimated value of each of the investments). We believe that this diversification is directly in-line with our investment strategies of maintaining a well-diversified real estate portfolio and providing additional diversification across currencies.

The following table provides additional information regarding each of the properties in which we owned an interest as of March 31, 2015 and includes the effect of the acquisition of the Harder Logistics Portfolio on April 1, 2015.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Office Investments
17600 Gillette	Irvine, California	Office	6/2010; $20.4	13.4%	106,107	100%
Hock Plaza	Durham, North Carolina	Office	9/2010; $97.9	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	Office	11/2010; $185.0	7.4%	698,606	97%
250 Royall	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	95%
9320 Excelsior	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	282,773	100%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	98%
The Campus at Playa Vista	Los Angeles, California	Office	5/2013; $216.6	5.7%	324,955	98%
2300 Main	Irvine, California	Office	8/2013; $39.5	6.4%	132,064	100%
55 M Street	Washington, D.C.	Office	12/2013; $140.9	4.8%	267,339	93%
The Summit	Bellevue, Washington	Office	3/2015; $316.5	5.6%	524,130	95%
Total for Domestic Office Investments					4,145,168	97%

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Other Investments (4)
Southpark	Austin, Texas	Industrial	10/2010; $31.2	8.5%	372,125	100%
Komo Plaza	Seattle, Washington	Mixed-Use	12/2011; $160.0	7.9%	293,727	87%
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	380,313	98%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,477	94%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	762,762	90%
The Rim	San Antonio, Texas	Retail	2/2014: $176.3	5.9%	656,371	99%
@1377	Atlanta, Georgia	Multi-family	3/2014: $31.9	5.0% (5)	186,035	98%
WaterWall Place	Houston, Texas	Multi-family	7/2014; $64.5	7.8% (5)	316,299	93%
Total for Domestic Other Investments					3,285,109	95%

International Office Investments
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	93,847	48%
100 Brookes St.	Brisbane, Australia	Office	7/2012; $67.6	10.5%	105,637	100%
Mercedes Benz Bank	Stuttgart, Germany	Office	2/2013; $70.2	8.8%	255,926	100%
465 Victoria	Sydney, Australia	Office	2/2013; $90.8	8.0%	171,652	97%
One Westferry Circus	London, England	Office	2/2013; $124.6	7.4%	221,019	100%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,182	94%
825 Ann	Brisbane, Australia	Office	4/2013; $128.2	8.0%	206,505	94%
Perspective Défense	Paris, France	Office	6/2013; $165.8	8.5%	289,667	100%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	455,687	100%
818 Bourke	Melbourne, Australia	Office	10/2014; $135.6	7.1%	259,227	94%
Total for International Office Properties					2,543,349	96%

International Other Investments
Brindleyplace Project	Birmingham, England	Mixed-Use	7/2010; $282.5	7.0%	567,691	97%
FM Logistic	Moscow, Russia	Industrial	4/2011; $70.8	11.2%	748,578	100%
Poland Logistics Portfolio	Poland (6)	Industrial	3/2012 & 10/2012; $157.2	8.1%	2,345,981	87%
Fiege Mega Centre	Erfurt, Germany	Industrial	10/2013; $53.6	7.7%	952,540	100%
Simon Hegele Logistics	Forchheim, Germany	Industrial	6/2014 & 1/2015; $78.9	7.5%	608,006	100%
Harder Logistics Portfolio	Germany (7)	Industrial	4/2015; $57.7	7.8%	605,383	100%
Total for International Other Investments					5,828,179	94%
Total for All Investments					15,801,805	96%	(8)

(1)
Represents the percentage leased based on the effective ownership of the Operating Partnership in the properties listed. On March 31, 2015, the Company owned a 99.99% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. We own a 60% interest in the Brindleyplace Project through our investment in the Brindleyplace JV. See Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions for additional information concerning the Brindleyplace Project and the Brindleyplace JV.

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

The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of each property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions, with respect to each property, that in-place tenants will continue to perform under their lease agreements during the 12 months following our acquisition of the property.  In addition, with respect to the Brindleyplace Project, Hock Plaza, Southpark, Fifty South Sixth, Komo Plaza, the Poland Logistics Portfolio, the Minneapolis Retail Center, 465 Victoria, One Westferry Circus, Riverside Center, 825 Ann, the Campus at Playa Vista, the Markets at Town Center, the Avenue at Murfreesboro, 55 M Street, 818 Bourke and The Summit, the projected property revenues in excess of expenses include assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.

(4)
The Domestic Other Investments presented in the table exclude the Aviva Coral Gables JV and the Flagship Capital JV. These investments are described in more detail below under “Other Real Estate Investments.”

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

(6)	The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(7)	The Harder Logistics Portfolio is comprised of two logistic buildings located in Nuremburg and Karlsdorf, Germany.

(8)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 95%.

Other Real Estate Investments

•
Aviva Coral Gables JV — 83% interest in a joint venture that was formed in July 2012 to invest in a multi-family development project in Miami, Florida. The estimated total cost of the project is expected to be $66.0 million and the project consists of 276 units. Affiliates of Hines own the remaining 17% interest in this joint venture. The project was completed in April 2015.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has nine loans receivable, totaling $57.9 million, outstanding as of March 31, 2015. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP.

•
The Rim Loan Receivable — We have committed to provide construction financing to the developer of four additional retail parcels at The Rim, a 656,371 square-foot outdoor retail center located in San Antonio, Texas. The amount of the commitment, as amended in April 2015, is $26.3 million. As of March 31, 2015, we had loaned $15.9 million to the developer. We are not affiliated with the developer of the project.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during 2015.

Financial Condition, Liquidity and Capital Resources

To date, our most significant demands for funds have been related to the purchase of real estate properties and other real estate-related investments. Specifically, we funded $4.7 billion of real estate investments using $2.8 billion of proceeds from our public offerings and debt proceeds. All of the proceeds raised in our public offerings were invested by March 2015. As a result, any real estate investments made after March 2015 have been or will be funded using proceeds from the dispositions of other real estate investments and debt proceeds. Other significant demands for funds include the payment of operating expenses, distributions and debt service. Generally, we expect to meet these operating cash needs using cash flows from operating activities.

From time to time we may not generate sufficient cash flow from operations to fully fund distributions paid. Therefore some or all of our distributions may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from our distribution reinvestment plan, proceeds from the sales of assets, cash advances by our Advisor, and cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our distribution reinvestment plan, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.

We believe that the proper use of leverage can enhance returns on real estate investments. As of March 31, 2015, our portfolio was 48% leveraged, based on the values of our real estate investments. At that time, we had $2.4 billion of principal outstanding under our various loan agreements with a weighted average interest rate of 2.8%, including the effects of related interest rate swaps. Approximately $408.5 million of our loans are maturing during the next year. We generally expect to refinance these loans, but we may repay them using our revolving credit facility with JPMorgan Chase Bank, N.A. (the “Revolving Credit Facility”) or other available cash for strategic purposes or if we are unable to refinance them at satisfactory terms.

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

Net cash provided by operating activities for the three months ended March 31, 2015 was $20.7 million compared to $19.3 million in 2014. Net cash provided by operating activities was reduced by the payment of acquisition fees and acquisition-related expenses totaling $6.6 million during the three months ended March 31, 2015 and $18.7 million during the three months ended March 31, 2014. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we funded these expenses with proceeds from our public offerings or other equity capital. Excluding the effect of these fees and expenses, operating cash flows decreased by $10.7 million. The decrease in operating cash flows is primarily due to the sale of two of our properties during the fourth quarter of 2014 and higher deferred lease costs paid during the three months ended March 31, 2015.

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to payments made for the acquisition of our real estate investments including payments for pending acquisitions and capital expenditures at our properties. Net cash used in investing activities decreased $172.4 million for the three months ended March 31, 2015 compared to the same period in 2014. The factors that contributed to the change between the two periods are summarized below.

2015

•	We had cash outflows of $386.7 million related to our acquisition of three real estate investments, including the Harder Logistics Portfolio, which was included in “deposits on investment property”.

•	We paid $0.8 million in capital expenditures at our operating properties and paid $3.1 million in capital expenditures at our multi-family development projects in Houston, Texas and Miami, Florida.

•	We made real estate loans of $4.4 million and received proceeds from the collection of real estate loans receivable of $2.4 million.

•	We had an increase in restricted cash of $1.4 million primarily related to escrows required by several of our outstanding mortgage loans.

2014

•	We had cash outflows of $545.0 million related to our acquisition of two real estate investments.

•	We paid $1.1 million in capital expenditures at our operating properties and paid $16.2 million in capital expenditures at our multi-family development projects in Houston, Texas and Miami, Florida.

•	We made real estate loans of $2.5 million and received proceeds from the collection of real estate loans receivable of $3.3 million.

•
We had an increase in restricted cash of $4.6 million primarily related to an increase in escrowed tenant improvements at Perspective Defense and escrows required by several of our outstanding mortgage loans.

Cash Flows from Financing Activities

Public Offerings

As described previously, we ceased offering primary shares pursuant to our second public offering (the “Second Offering”), in April 2014. During the three months ended March 31, 2014, we raised proceeds of $339.0 million from the Second Offering, excluding proceeds from the distribution reinvestment plan. In addition, during the three months ended March 31, 2015 and 2014, respectively, we redeemed $14.5 million and $8.9 million in shares of our common stock through our share redemption program.

In addition to the investing activities described above, we used proceeds from our public offerings to make certain payments to the Advisor, Hines Securities, Inc. (the “Dealer Manager”) and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these included payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the three months ended March 31, 2014, we made a payment of $33.4 million, for selling commissions, dealer manager fees and issuer costs related to our public offerings. We paid no selling commissions or dealer manager fees during the three months ended March 31, 2015 and only limited payments for issuer costs. The decrease in these payments is primarily related to the closing of our Second Offering in April 2014.

Distributions

We have declared distributions for the months of January 2014 through May 2015 at an amount equal to $0.0017808 per share, per day. Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. Distributions paid to stockholders (including those reinvested in stock) during the three months ended March 31, 2015 and 2014 were $43.4 million and $37.5 million, respectively.

Our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid to stockholders. We funded 53% and 52% of total distributions for the three months ended March 31, 2015 and 2014, respectively, with cash flows from financing activities, which include proceeds from our public offerings and proceeds from our debt financings. Also, during the three months ended March 31, 2015 and 2014, respectively, we paid $6.6 million and $18.7 million in acquisition fees and expenses. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital. See “— Results of Operations — Funds from Operations and Modified Funds from Operations” for additional information regarding our performance.

The Advisor agreed to waive asset management fees otherwise payable to it for the years ended December 31, 2014 and 2015, respectively, to the extent that the our MFFO for those years as disclosed in our Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to our stockholders such year. The Advisor did not waive any asset management fees owed to it during the year ended December 31, 2014, as MFFO exceeded distributions. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our distribution reinvestment plan, cash advances from our Advisor and cash resulting from a waiver or deferral fees.

Hines Moorfield UK Venture I S.A.R.L. (the “Brindleyplace JV”) declared distributions related to the operations of the Brindleyplace Project of $0.7 million and $0.6 million to Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) for the three months ended March 31, 2015 and 2014, respectively. The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders (Hines Global REIT Associates Limited Partnership (“HALP”), Moorfield and Flagship Capital GP) as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities
2015
March 31, 2015	$20,375	$23,097	$43,472	$816	$20,712	47%	$23,576	53%
Total	$20,375	$23,097	$43,472	$816	$20,712	47%	$23,576	53%
2014
December 31, 2014	$20,649	$23,628	$44,277	$2,458	$43,936	94%	$2,799	6%
September 30, 2014	20,453	23,612	44,065	675	44,740	100%	—	—%
June 30, 2014	20,117	23,211	43,328	855	34,370	78%	9,813	22%
March 31, 2014	18,336	21,079	39,415	680	19,326	48%	20,769	52%
Total	$79,555	$91,530	$171,085	$4,668	$142,372	81%	$33,381	19%

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our Revolving Credit Facility to provide funding for near-term investment or working capital needs. As mentioned previously, our portfolio was 48% leveraged as of March 31, 2015 (based on the values of our real estate investments) with a weighted average interest rate of 2.8%.

Below is additional information regarding our loan activities for the three months ended March 31, 2015 and 2014. See Note 6 — Debt Financing for additional information regarding our outstanding debt:

2015

•
We entered into $221.6 million of mortgage financing, related to the acquisition of operating properties with an aggregate net purchase price of $403.9 million. Additionally, our multi-family development projects borrowed $4.2 million to fund construction costs.

•	We also borrowed approximately $167.0 million under our Revolving Credit Facility.

•	We also made payments totaling $1.9 million on our remaining outstanding mortgage loans.

•
We made payments of $1.8 million for financing costs related to our loans and $2.2 million related to two $250 million interest rate cap corridor agreements as economic hedges against the variability of future interest rates on our Revolving Credit Facility.

2014

•
We entered into $204.2 million of mortgage financing, related to the acquisition of two operating properties with an aggregate net purchase price of $548.0 million. Additionally, two of our multi-family development projects borrowed $16.5 million to fund construction costs.

•	The Flagship Capital JV borrowed $3.1 million related to its $2.5 million investments in loans receivable.

•	We borrowed $294.7 million and made payments of $214.0 million under our two bridge loans and our Revolving Credit Facility.

•	We made payments of $2.3 million for financing costs related to our loans.

Results of Operations

Same-store Analysis

We owned 41 real estate investments that were 96% leased as of March 31, 2015, compared to 40 real estate investments that were 95% leased as of March 31, 2014. The following table presents the property-level revenues in excess of expenses for the three months ended March 31, 2015, as compared to the same period in 2014, by reportable segment.

Same-store properties for the three months ended March 31, 2015 include 32 properties owned as of January 1, 2014 that were 95% leased as of March 31, 2015 compared to 94% leased as of March 31, 2014. Further, the results below also reflect the Flagship JV and a multi-family project that has not been completed as of March 31, 2015. As we have been in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties, as indicated by the same-store analysis in the tables below. All amounts are in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2015	2014	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$22,731	$23,937	$(1,206)	(5)%
Domestic other investments	12,687	13,060	(373)	(3)%
International office investments	14,153	17,947	(3,794)	(21)%
International other investments	9,782	10,935	(1,153)	(11)%
Total same-store properties	59,353	65,879	(6,526)	(10)%
Recent acquisitions	17,722	1,400	16,322	1,166%
Disposed properties (2)	(24)	4,507	(4,531)	(101)%
Total property revenues in excess of expenses	$77,051	$71,786	$5,265	7%

Other
Depreciation and amortization	$44,683	$45,393	$(710)	(2)%
Interest expense	$17,923	$17,498	$425	2%
Income tax provision (benefit)	$1,693	$1,958	$(265)	(14)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

(2)	Includes the property revenues in excess of expenses for the two properties that were sold in 2014.

In total, property revenues in excess of expenses of our same-store properties decreased by 10% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

•	Domestic office investments:

◦	Revenue was higher in 2014 due to termination fees received from a tenant at 17600 Gillette in March 2014. The previous tenant vacated its space and the space was re-leased to a new tenant.

•	International office investments:

◦
Property revenues decreased due to a decline in occupancy at Gogolevsky 11 and declines in foreign exchange rate currencies against the U.S. dollar from March 31, 2014 to March 31, 2015, such as the Euro, which declined 18%, the Australian dollar, which declined 12%, and the British pound, which declined 8%. See — “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information on how we manage our exposure to exchange rate differences.

•	International other investments:

◦
One of our properties in the Poland Logistics Portfolio experienced a decrease in occupancy, which went from 89% leased at March 31, 2014 to 64% leased at March 31, 2015. However, this decrease was partially offset by an increase in occupancy at another building in the Poland Logistics Portfolio, which went from 48% leased at March 31, 2014 to 96% leased at March 31, 2015.

The decrease in the depreciation and amortization in the table above is due to fully amortized in-place lease tangibles in 2015 in addition to the declining foreign currencies described above.

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

The table below summarizes the activity related to our derivatives for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Gain (loss) on interest rate contracts	$133	$(1,143)
Unrealized gain (loss) on foreign currency forward contracts	—	(378)
Gain (loss) on settlement of foreign currency forward contracts	—	557
Gain (loss) on derivative instruments	$133	$(964)

Other Expenses

The tables below provide detail relating to our asset management and acquisition fees, acquisition-related expenses, and general and administrative expenses for the three months ended March 31, 2015 and 2014.  All amounts in thousands, except percentages:

	Three Months Ended March 31,		Change
	2015	2014	$	%
Acquisition fees	$7,801	$12,372	$(4,571)	(37)%
Asset management fees	$8,771	$8,188	$583	7%
Asset management and acquisition fees	$16,572	$20,560	$(3,988)	(19)%

Acquisition-related expenses	$8,022	$17,536	$(9,514)	(54)%
General and administrative expenses	$2,162	$1,530	$632	41%

The changes identified in the table above are primarily due to the following:

•
The decrease in acquisition fees identified above is a result of a decrease in our acquisition activity. For the three months ended March 31, 2015, we acquired two real estate investments with an aggregate net purchase price of $346.2 million compared to two real estate investments with an aggregate net purchase price of $548.0 million for the three months ended March 31, 2014.

•
Asset management fees were higher for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to our acquisition of additional real estate investments beginning in 2014.

•
Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. These costs vary significantly from one acquisition to another. During the three months ended March 31, 2014, we incurred a $15.0 million Stamp Duty Tax on the acquisition of 25 Cabot Square.

•
The increase in our general and administrative costs is primarily due to an increase in audit fees and an increase transfer agent costs resulting from an increase in the number of stockholders, compared to the same period in 2014.

Foreign Currency Gains (Losses)

Foreign currency gains (losses) reflect the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than our functional currencies. During the three months ended March 31, 2015 and 2014, these losses were primarily related to the effect of remeasuring our borrowings denominated in foreign currencies into U.S. dollars and the changes in the related exchange rate between the date of the borrowing and the end of each period.

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

Other adjustments included in MFFO are necessary to address issues that are common to publicly registered, non-listed REITs. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs like us are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We have used the proceeds raised in our offerings to make real estate investments, and intend to begin the process of considering our alternatives for the execution of a Liquidity Event (i.e., a sale of our assets, our sale or merger, a listing of our shares on a national securities exchange, or another similar transaction) between 2017 and 2019. Thus, as a limited life REIT we will not continuously purchase assets and will have a limited life.

The purchase of properties, and the corresponding expenses associated with that process, including acquisition fees and expenses, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our stockholders. MFFO excludes acquisition fees payable to our Advisor and acquisition expenses. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to our stockholders. All paid and accrued acquisition fees and expenses with respect to the acquisition of a property negatively impact our operating performance during the period in which the property is acquired and will have negative effects on returns to our stockholders, the potential for future distributions, and future cash flows, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, the related acquisition fees and expenses and other costs related to such property. In addition, now that all offering proceeds from our public offerings have been invested, if we acquire a property, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to the Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. Since MFFO excludes acquisition fees and expenses, MFFO would only be comparable to the operations of non-listed REITs that have completed their acquisition activity and have other similar operating characteristics.

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

FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. In addition, FFO and MFFO should not be considered as alternatives to net income (loss) or income (loss) from continuing operations as an indication of our performance or as alternatives to cash flows from operating activities as an indication of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and MFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. Please see the limitations listed below associated with the use of MFFO:

•
As we are approaching the end of the acquisition phase of our life cycle, acquisition costs and other adjustments that are increases to MFFO are, and may continue to be, a significant use of cash and dilutive to the value of an investment in our shares.

•
MFFO excludes acquisition fees payable to our Advisor and acquisition expenses. Although these amounts reduce net income, we generally have funded such costs with proceeds from our public offerings and acquisition-related indebtedness (and, solely with respect to acquisition-related costs incurred in connection with our acquisition of the Brindleyplace Project in July 2010, equity capital contributions from Moorfield) and do not consider these fees and expenses in the evaluation of our operating performance and determining MFFO.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the three months ended March 31, 2015 and 2014 and the period from inception (December 10, 2008) through March 31, 2015. As we have recently completed the capital raising phase of our life cycle and are approaching the end of the acquisition phase of our life cycle, FFO and MFFO are not useful in comparing operations for the two periods presented below. We expect revenues and expenses to increase in future periods as we acquire additional investments.

	Three Months Ended March 31,		Period from Inception (December 10, 2008) through March 31, 2015
	2015	2014
Net income (loss)	$(13,908)	$(35,442)	$(212,956)
Depreciation and amortization (1)	44,683	45,393	532,657
Loss on sale of investment property (2)	1,127	—	(62,875)
Adjustments for noncontrolling interests (3)	(1,686)	(1,633)	(17,621)
Funds from operations	30,216	8,318	239,205
Loss (gain) on derivative instruments (4)	(133)	964	(5,039)
Loss (gain) on foreign currency (5)	(1,456)	2,395	15,891
Other components of revenues and expenses (6)	(3,017)	(852)	(26,798)
Acquisition fees and expenses (7)	15,822	29,905	219,023
Adjustments for noncontrolling interests (3)	774	767	696
Modified Funds From Operations	$42,206	$41,497	$442,978
Basic and Diluted Loss Per Common Share Attributable to Common Stockholders	$(0.06)	$(0.15)	$(1.88)
Funds From Operations Per Common Share	$0.11	$0.03	$2.08
Modified Funds From Operations Per Common Share	$0.16	$0.17	$3.85
Weighted Average Shares Outstanding	271,255	246,271	115,159

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

(2)
Represents the gain on disposition of certain real estate investments that were sold in 2014. Although this gain is included in the calculation of net income (loss), we have excluded it from FFO because we believe doing so appropriately presents the operating performance of our real estate investments on a comparative basis.

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

(6)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Period from Inception (December 10, 2008) through March 31, 2015
	2015	2014
Straight-line rent adjustment (a)	$(6,261)	$(4,871)	$(58,073)
Amortization of lease incentives (b)	1,414	818	8,044
Amortization of out-of-market leases (b)	1,771	3,093	20,779
Other	59	108	2,452
	$(3,017)	$(852)	$(26,798)

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

•	Amortization of deferred financing costs was $1.5 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from our public offerings. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. The Advisor did not waive any fees payable to it during the three months ended March 31, 2015 and 2014, respectively. For additional information regarding the Advisor’s asset management fee waivers, please see “—Financial Condition, Liquidity and Capital Resources.”

From inception through March 31, 2015, we declared distributions to our stockholders totaling $469.4 million, compared to total aggregate FFO of $239.2 million and cash flows from operating activities of $249.7 million. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income (loss) and FFO. From inception through March 31, 2015, we incurred acquisition fees and expenses totaling $219.0 million. For the three months ended March 31, 2015, we declared distributions to our stockholders totaling $43.5 million, compared to total aggregate FFO of $30.2 million. For the three months ended March 31, 2014, we declared distributions to our stockholders totaling $39.4 million, compared to total aggregate FFO of $8.3 million.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. See Note 9 — Related Party Transactions in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information concerning our related-party transactions.

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Harder Logistics Portfolio

In April 2015, we completed our acquisition of the first phase of the Harder Logistics Portfolio. The acquisition consisted of two logistics facilities located in Karlsdorf and Nuremburg, respectively. The buildings consist of a total 605,383 square feet of net rentable area that is 100% leased to one tenant. The purchase price for the first phase of the Harder Logistics Portfolio was €52.7 million (approximately $57.7 million based on an average exchange rate of $1.10 per EUR as of the transaction date), exclusive of transaction costs and working capital reserves. We expect to acquire a third logistics facility related to this portfolio prior to December 31, 2015, once its construction is complete. There can be no assurances that this closing will occur.

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

At March 31, 2015, we had fixed-rate debt of $682.3 million and variable-rate debt of $1.8 billion, after adjusting for the $229.7 million notional amount of our interest rate swap contracts. If interest rates were to increase by 1% and all other variables were held constant, we would incur $17.6 million in additional annual interest expense associated with our variable-rate debt. Additionally, we have notional amounts of approximately $1.0 billion in interest rate caps to cap our variable-rate debt. As of March 31, 2015, the variable interest rates did not exceed their capped interest rates.

Foreign Currency Risk

We currently have real estate investments located in countries outside of the U.S. that are subject to the effects of exchange rate movements between the foreign currency of each real estate investment and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our condensed consolidated financial statements. Generally, we have entered into mortgage loans denominated in foreign currencies for these investments, which provide natural hedges with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of these foreign currencies, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. The table below identifies the effect that a 10% immediate, unfavorable change in the exchange rates would have on our equity in these international real estate investments and their net income for the most recently completed period, by foreign currency (in thousands)(1)(2):

	Reduction in Book Value as of March 31, 2015	Reduction in Net Income (Loss) for the Three Months Ended March 31, 2015
AUD	$7,577	$26
EUR	$10,605	$2,249
GBP	$30,646	$302

(1)
Our real estate assets in Moscow, Russia were purchased in U.S. dollars and we expect that when we dispose of these assets, the sale transactions will also be denominated in U.S. dollars. Accordingly, we do not expect to have ruble exposure upon disposition.

(2)
Our real estate assets in Warsaw, Wroclaw and Upper Silesia, Poland were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have zloty exposure upon disposition.

Other Risks

As described elsewhere in this Quarterly Report on Form 10-Q, our Advisor has agreed to waive asset management fees otherwise payable to it for the year ended December 31, 2015 to the extent that our MFFO for the year ended December 31, 2015, as disclosed in our Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to our stockholders for the year ended December 31, 2015. There can be no assurances that the expiration of this waiver at the end of 2015 will not negatively impact the cash available to pay distributions in future periods.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of May 15, 2015, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014. There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

All eligible requests for redemption that were received for the three months ended March 31, 2015 were redeemed and the redemptions were funded with proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
January 1, 2015 to January 31, 2015	559,815	$9.87	559,815	245,303
February 1, 2015 to February 28, 2015	375,735	$9.74	375,735	429,392
March 1, 2015 to March 31, 2015	544,937	$9.80	544,937	182,563
Total	1,480,487	$9.80	1,480,487

(1)
This amount represents the number of shares available for redemption on March 31, 2015. Our share redemption program was first announced at the commencement of our initial public offering in February 2009. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year, and unless our board of directors determines otherwise, redemptions will be further limited to the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder.

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

HINES GLOBAL REIT, INC.

May 15, 2015	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

May 15, 2015	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.		Description
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
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 15, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*		Filed herewith