Form 10-Q
period 2015-09-30
Hines Global REIT, Inc.
filed 2015-11-16
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 12, 2015, approximately 274.2 million shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44

SIGNATURES
EX-10.1 Form of Restricted Share Award Agreement
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification of CEO & CFO pursuant to Section 906
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$3,237,048	$2,964,699
Investment in unconsolidated entities	2,139	2,873
Cash and cash equivalents	127,061	143,609
Restricted cash	20,938	19,955
Derivative instruments	688	14,661
Tenant and other receivables, net	83,682	64,212
Intangible lease assets, net	700,246	743,465
Deferred leasing costs, net	84,025	59,902
Deferred financing costs, net	15,523	12,879
Real estate loans receivable, net	68,070	74,400
Other assets	13,983	25,939
Total assets	$4,353,403	$4,126,594
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$101,003	$91,007
Due to affiliates	12,844	14,106
Intangible lease liabilities, net	98,586	84,385
Other liabilities	44,090	43,633
Derivative instruments	99	9,848
Distributions payable	18,775	17,558
Notes payable to affiliates	—	17,601
Notes payable	2,504,749	2,112,359
Total liabilities	2,780,146	2,390,497

Commitments and contingencies (Note 13)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 273,513 and 270,657 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	274	271
Additional paid-in capital	1,910,541	2,014,113
Accumulated deficit	(217,698)	(201,227)
Accumulated other comprehensive income (loss)	(167,976)	(123,769)
Total stockholders’ equity	1,525,141	1,689,388
Noncontrolling interests	48,116	46,709
Total equity	1,573,257	1,736,097
Total liabilities and equity	$4,353,403	$4,126,594

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2015 and 2014
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$110,253	$109,917	$325,947	$318,265
Other revenue	9,280	7,788	26,406	22,404
Total revenues	119,533	117,705	352,353	340,669
Expenses:
Property operating expenses	22,672	21,068	67,795	63,288
Real property taxes	12,501	12,507	35,609	32,712
Property management fees	2,520	2,521	7,613	7,140
Depreciation and amortization	48,027	49,401	139,148	146,861
Acquisition related expenses	(175)	158	8,332	21,480
Asset management and acquisition fees	9,025	9,026	35,542	39,555
General and administrative expenses	2,037	1,831	6,429	5,070
Total expenses	96,607	96,512	300,468	316,106
Income (loss) before other income (expenses) and benefit (provision) for income taxes	22,926	21,193	51,885	24,563
Other income (expenses):
Gain (loss) on derivative instruments	(59)	8,946	586	6,819
Gain (loss) on sale of real estate investments	55	—	(1,073)	—
Foreign currency gains (losses)	(1,485)	(3,899)	(5,538)	(9,651)
Interest expense	(17,794)	(20,357)	(54,759)	(58,280)
Interest income	80	160	345	437
Income (loss) before benefit (provision) for income taxes	3,723	6,043	(8,554)	(36,112)
Benefit (provision) for income taxes	(1,570)	(1,865)	(3,559)	(4,635)
Net income (loss)	2,153	4,178	(12,113)	(40,747)
Net (income) loss attributable to noncontrolling interests	(1,086)	(964)	(4,358)	(3,005)
Net income (loss) attributable to common stockholders	$1,067	$3,214	$(16,471)	$(43,752)
Basic and diluted income (loss) per common share	$—	$0.01	$(0.06)	$(0.17)
Distributions declared per common share	$0.16	$0.16	$0.49	$0.49
Weighted average number of common shares outstanding	273,201	268,982	272,293	260,981
Net comprehensive income (loss):
Net income (loss)	$2,153	$4,178	$(12,113)	$(40,747)
Other comprehensive income (loss):
Foreign currency translation adjustment	(28,837)	(55,191)	(44,817)	(43,689)
Net comprehensive income (loss)	(26,684)	(51,013)	(56,930)	(84,436)
Net comprehensive (income) loss attributable to noncontrolling interests	(230)	355	(3,748)	(2,604)
Net comprehensive income (loss) attributable to common stockholders	$(26,914)	$(50,658)	$(60,678)	$(87,040)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2015 and 2014
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2015	270,657	$271	$2,014,113	$(201,227)	$(123,769)	$1,689,388	$46,709
Issuance of common shares	7,354	7	70,347	—	—	70,354	—
Contribution from noncontrolling interest	—	—	—		—	—	953
Distributions declared	—	—	(132,372)	—	—	(132,372)	(533)
Distributions on Convertible Preferred Equity Certificates (CPEC)	—	—	—	—	—	—	(2,761)
Redemption of common shares	(4,498)	(4)	(41,494)	—	—	(41,498)	—
Issuer costs	—	—	(53)	—	—	(53)	—
Net income (loss)	—	—	—	(16,471)	—	(16,471)	4,358
Foreign currency translation adjustment	—	—	—	—	(45,317)	(45,317)	(610)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	1,110	1,110	—
Balance as of September 30, 2015	273,513	$274	$1,910,541	$(217,698)	$(167,976)	$1,525,141	$48,116

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2014	229,035	$229	$1,800,936	$(206,305)	$(23,921)	$1,570,939	$43,268
Issuance of common shares	43,110	43	440,124	—	—	440,167	—
Contribution from noncontrolling interest	—	—	—	—	—	—	146
Distributions declared	—	—	(126,808)	—	—	(126,808)	(175)
Distributions on CPECs	—	—	—	—	—	—	(2,035)
Redemption of common shares	(2,659)	(3)	(27,155)	—	—	(27,158)	—
Selling commissions and dealer manager fees	—	—	(36,355)	—	—	(36,355)	—
Issuer costs	—	—	(1,967)	—	—	(1,967)	—
Net income (loss)	—	—	—	(43,752)	—	(43,752)	3,005
Foreign currency translation adjustment	—	—	—	—	(43,288)	(43,288)	(401)
Balance as of September 30, 2014	269,486	$269	$2,048,775	$(250,057)	$(67,209)	$1,731,778	$43,808

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$(12,113)	$(40,747)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	151,616	158,934
Foreign currency (gains) losses	5,538	9,651
(Gain) loss on the sale of real estate investments	1,073	—
(Gain) loss on derivative instruments	(586)	(6,819)
Changes in assets and liabilities:
Change in other assets	(3,416)	(976)
Change in tenant and other receivables	(21,550)	(23,910)
Change in deferred leasing costs	(31,769)	(17,792)
Change in accounts payable and accrued expenses	9,903	19,707
Change in other liabilities	(3,429)	10,408
Change in due to affiliates	(1,338)	3,257
Net cash from operating activities	93,929	111,713
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(431,169)	(594,134)
Capital expenditures at operating properties and developments	(8,512)	(43,639)
Distributions from unconsolidated entity in excess of equity in earnings	721	—
Investments in real estate loans receivable	(10,255)	(29,130)
Proceeds from collection of real estate loans receivable	17,591	13,948
Change in restricted cash	(1,674)	(8,996)
Net cash from investing activities	(433,298)	(661,951)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	378,804
Contribution from noncontrolling interest	953	146
Redemption of common shares	(42,994)	(25,907)
Payments of issuer costs	(46)	(2,397)
Payment of selling commissions and dealer manager fees	—	(37,011)
Distributions paid to stockholders and noncontrolling interests	(64,034)	(58,191)
Proceeds from notes payable	1,337,672	833,059
Payments on related party notes payable	(17,017)	—
Payments on notes payable	(876,546)	(515,412)
Change in security deposit liability	635	1,349
Deferred financing costs paid	(7,648)	(3,931)
Payments related to interest rate contracts	(2,340)	(36)
Net cash from financing activities	328,635	570,473
Effect of exchange rate changes on cash	(5,814)	(4,546)
Net change in cash and cash equivalents	(16,548)	15,689
Cash and cash equivalents, beginning of period	143,609	124,859
Cash and cash equivalents, end of period	$127,061	$140,548

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2015 and 2014

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2014 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of September 30, 2015, the results of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

On August 5, 2009, the Company commenced its initial public offering of common stock for sale to the public which expired on February 1, 2013. The Company commenced a follow-on offering effective February 4, 2013, through which it offered up to $3.5 billion in shares of common stock (the “Second Offering”), and ceased offering primary shares pursuant to the Second Offering on April 11, 2014. The Company continues to offer up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Collectively, through its public offerings, the Company received gross offering proceeds of $2.9 billion from the sale of 285.8 million shares from inception through September 30, 2015, all of which have been invested in the Company’s real estate portfolio.

In March 2015, the Company completed its investment of the proceeds raised through its public offerings. As of September 30, 2015, the Company owned interests in 43 real estate investments, consisting of the following types of investments:

•	Domestic office investments (12 investments)

•	Domestic other investments (10 investments)

•	International office investments (10 investments)

•	International other investments (11 investments)

Discussed below are additional details related to the Company’s investments in real estate-related debt as of September 30, 2015. Each of these investments is included in the Company’s domestic other investments segment. All other investments are operating real estate investments.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has seven loans receivable, totaling $43.9 million, outstanding as of September 30, 2015. The Company is not affiliated with Flagship Capital GP. See Note 5 — Real Estate Loans Receivable for additional information regarding these loans receivable.

•
The Rim Loan Receivable — the Company committed to provide construction financing to the developer of four additional retail parcels at The Rim, an outdoor retail center located in San Antonio, Texas. In April 2015, the Company completed the acquisition of the first of these additional parcels, consisting of 259,316 square feet. The amount of the commitment, as amended in April 2015, is $26.3 million. As of September 30, 2015, the Company had loaned $20.3 million to the developer. The Company is not affiliated with the developer of the project. See “— Unconsolidated VIEs” for additional information.

Consolidated VIEs

The WaterWall Place JV, Aviva Coral Gables JV, and Flagship Capital JV were each determined to be variable interest entities (“VIE”) in which the Company is the primary beneficiary and the Company has consolidated these joint ventures accordingly. A summary of the assets and liabilities of these consolidated VIEs, as well as the maximum loss exposure of the Company from these consolidated VIEs, is as follows (in thousands):

	September 30, 2015	December 31, 2014
Maximum risk of loss (1)	$53,978	$47,986
Assets held by VIEs	$171,135	$188,264
Assets held as collateral for debt	$171,135	$188,264
Liabilities held by VIEs	$105,541	$131,691

(1)	Represents the Company's contributions, net of distributions, made to the consolidated VIEs.

Restrictions on the use of a VIE’s assets are significant because they serve as collateral for such VIE’s debt, and the Company is generally required to obtain its partners’ approval in accordance with the respective joint venture agreements for any major transactions. Transactions with these joint ventures on the Company’s consolidated financial statements primarily relate to (i) contributions for the funding of loans receivable or distributions related to the receipt of proceeds from the collection of loans receivable at the Flagship JV or (ii) operating distributions received from the WaterWall Place JV. The Company and its partners are subject to the provisions of the joint venture agreements for the VIEs, which include provisions for when additional contributions may be required. During the nine months ended September 30, 2015, the Company made capital contributions of $6.0 million, net of received distributions of $11.5 million in accordance with the Company’s respective joint venture agreements. During the nine months ended September 30, 2014, the Company received distributions of $0.2 million, net of capital contributions of $4.5 million in accordance with the Company’s respective joint venture agreements. This activity is eliminated in consolidation of the VIEs, but increases, or decreases in the case of distributions received, the Company’s maximum risk of loss.

Unconsolidated VIEs

The Rim Loan Receivable

In February 2014, the Company completed the acquisition of The Rim, an outdoor retail center located in San Antonio, Texas. In August 2014, the Company entered into a loan agreement with Central Rim LLC (the “Rim Borrower”), as amended in April 2015, to provide $26.3 million of construction financing for the development of four additional retail parcels at The Rim. In April 2015, the Company completed the acquisition of an additional 259,316 square feet of retail space at The Rim. Following the completion of the development of each parcel, the Company will have certain rights or obligations to purchase each parcel. As a result of these purchase rights or obligations, and due to the fact that the Rim Borrower lacks the obligation to absorb losses upon the achievement of certain metrics, the Company has determined that the entity that owns these parcels is considered to be a VIE. Additionally, the Rim Borrower was determined to be the primary beneficiary of this VIE since it is the party most directly responsible for the success of the entity. The Company has funded $20.3 million through this agreement as of September 30, 2015. The Company's maximum exposure to loss is the amount borrowed under the facility agreement, plus any unpaid interest. The most significant source of the Company's exposure to the VIE is the variability related to the Rim Borrower's credit risk and its ability to repay the amounts funded.

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

The table below presents the activity of the Company's unconsolidated entities as of and for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment in Unconsolidated Entities	2015	2014	2015	2014
Beginning balance	$2,113	$3,573	$2,873	$3,573
Equity in earnings	176	—	291	—
Distributions	(150)	—	(1,025)	—
Ending balance	$2,139	$3,573	$2,139	$3,573

The table below summarizes the Company’s maximum loss exposure related to its unconsolidated VIEs as of September 30, 2015 and December 31, 2014, (in thousands) which is equal to the carrying value of its investment in the unconsolidated VIEs included in the balance sheet line item “Investment in unconsolidated entities” and the Company’s outstanding loan receivable balances of $24.3 million and $15.3 million as of September 30, 2015 and December 31, 2014, respectively, held by the VIEs which is included in the balance sheet line item “Real estate loans receivable” in the condensed consolidated balance sheets.

Period	Investment in Unconsolidated VIEs (1)	Maximum Risk of Loss (2)
September 30, 2015	$2,139	$26,448
December 31, 2014	$2,873	$18,159

(1)	Represents the Company’s contributions, net of distributions, made to its VIEs, as well as the equity in earnings on the investments.

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

Tenant and Other Receivables

Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $1.5 million and $1.9 million at September 30, 2015 and December 31, 2014, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended September 30, 2015 and 2014, $1.7 million and $1.7 million, respectively, were amortized into interest expense. For the nine months ended September 30, 2015 and 2014, $4.7 million and $4.8 million, respectively, were amortized into interest expense.

Other Assets

Other assets included the following (in thousands):

	September 30, 2015	December 31, 2014
Deposits on investment property (1)	$—	$15,000
Prepaid expenses	4,253	2,021
Deferred tax assets	9,262	8,127
Other	468	791
Other assets	$13,983	$25,939

(1)	As of December 31, 2014, this amount consisted of a deposit that had been paid related to the acquisition of The Summit, which was completed in March 2015.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month or quarter to which they relate. As of September 30, 2015 and December 31, 2014, respectively, the Company recorded liabilities of $30.8 million and $34.6 million related to prepaid rental payments, which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease, including rent holidays, if any. Straight-line rent receivable was $65.6 million and $47.4 million as of September 30, 2015 and December 31, 2014, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Immaterial Restatement

Subsequent to the issuance of the Company’s 2014 consolidated financial statements, an error was identified in the Company’s disclosure regarding reportable segments (Note 11). This error resulted in the understatement of revenue of the Company’s international office investments segment and a corresponding overstatement of revenue of the Company’s international other investments segment by $7.6 million for the three months ended September 30, 2014 and $24.2 million for the nine months ended September 30, 2014. The prior period amounts disclosed in Note 11 - Reportable Segments have been revised to reflect the correct amounts for these periods.  There was no change in total revenue as disclosed in the same footnote.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued amendments to change its prior guidance on the presentation of debt issuance costs in financial statements.  Under the new guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, except for the costs related to lines of credit which will remain an asset in the financial statements.  These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted.  Upon adoption, the Company will reclassify the deferred financing costs, excluding costs related to lines of credits, net to notes payable on the balance sheet.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Buildings and improvements (1)	$2,739,986	$2,501,176
Less: accumulated depreciation	(185,503)	(138,821)
Buildings and improvements, net	2,554,483	2,362,355
Land	682,565	602,344
Investment property, net	$3,237,048	$2,964,699

(1)
Included in buildings and improvements was approximately $24.3 million of construction-in-progress related to the Company’s multi-family development in Miami, Florida as of December 31, 2014. The development was completed in April 2015.

As of September 30, 2015, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$916,027	$109,836	$(123,770)
Less: accumulated amortization	(280,684)	(44,933)	25,184
Net	$635,343	$64,903	$(98,586)

As of December 31, 2014, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$890,495	$110,649	$(104,528)
Less: accumulated amortization	(221,316)	(36,363)	20,143
Net	$669,179	$74,286	$(84,385)

Amortization expense of in-place leases was $29.6 million and $32.3 million for the three months ended September 30, 2015 and 2014, respectively. Net amortization of out-of-market leases resulted in a decrease to rental revenue of $0.5 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively.

Amortization expense of in-place leases was $86.1 million and $97.2 million for the nine months ended September 30, 2015 and 2014, respectively. Net amortization of out-of-market leases resulted in a decrease to rental revenue of $2.8 million and $4.4 million for the nine months ended September 30, 2015 and 2014, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for the period from October 1, 2015 through December 31, 2015 and for each of the years ending December 31, 2016 through December 31, 2019 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
October 1, 2015 through December 31, 2015	$27,717	$515
2016	104,029	2,263
2017	82,359	930
2018	61,200	(2,204)
2019	48,489	(3,671)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space. As of September 30, 2015, the approximate fixed future minimum rentals for the period from October 1, 2015 through December 31, 2015, for each of the years ending December 31, 2016 through December 31, 2019 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
October 1, 2015 through December 31, 2015	$82,317
2016	328,558
2017	316,463
2018	237,661
2019	208,506
Thereafter	1,276,113
Total	$2,449,618

Pursuant to the lease agreements with certain tenants in one of its buildings, a wholly-owned subsidiary of the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the period from October 1, 2015 through December 31, 2015, for each of the years ended December 31, 2016 through 2019 and for the period thereafter are $1.1 million, $4.2 million, $3.6 million, $3.5 million, $1.5 million and $4.3 million, respectively.

During the nine months ended September 30, 2015 and 2014, the Company did not earn more than 10% of its total rental revenue from any individual tenant.

4. RECENT ACQUISITIONS OF REAL ESTATE

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2015 and 2014 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)	In-place Lease Intangibles (1)	Out-of- Market Lease Intangibles, Net (1)	Total (1)
Simon Hegele Logistics (2)	1/7/2015 & 06/03/14	$56,428	$13,245	$9,154	$41	$78,868
The Summit	03/04/15	$217,974	$68,090	$45,360	$(14,920)	$316,504
Harder Logistics Portfolio	04/01/15	$38,924	$7,986	$9,092	$1,150	$57,152
The Rim (3)	04/30/15 & 02/13/14	$127,975	$82,430	$53,860	$(28,300)	$235,965
25 Cabot Square	03/28/14	$165,121	$—	$206,640	$(16)	$371,745
818 Bourke	10/31/14	$82,867	$36,487	$17,082	$(792)	$135,644

(1)	For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

(2)	In June 2014, the Company acquired the Simon Hegele Logistics facility in Forchheim, Germany. In January 2015, the Company acquired the second phase of the facility.

(3)	In February 2014, the Company acquired The Rim retail center in San Antonio, Texas. In April 2015, the Company acquired an additional phase of the center.

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

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the nine months ended September 30, 2015, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 (in thousands):

		For the Three Months Ended	For the Nine Months Ended
2015 Acquisitions		September 30, 2015	September 30, 2015
Simon Hegele Logistics (1)	Revenue	$1,350	$4,014
	Net income (loss)	$118	$(13)
The Summit	Revenue	$6,664	$15,357
	Net income (loss)	$315	$330
Harder Logistics Portfolio	Revenue	$1,170	$2,301
	Net income (loss)	$282	$(6,457)
The Rim (2)	Revenue	$6,114	$17,102
	Net income (loss)	$(139)	$1,519

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

The following unaudited consolidated information is presented to give effect to current year acquisitions through September 30, 2015 as if the acquisitions occurred on January 1, 2014. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $(0.2) million and $0.3 million for the three months ended September 30, 2015 and 2014, and $17.2 million and $35.1 million for the nine months ended September 30, 2015 and 2014, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2014, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Pro Forma 2015	Pro Forma 2014	Pro Forma 2015	Pro Forma 2014
Revenues	$119,533	$125,557	$357,998	$363,971
Net income (loss)	$1,790	$4,317	$5,469	$(6,854)
Basic and diluted income (loss) per common share	$—	$0.01	$—	$(0.04)

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

The following unaudited consolidated information is presented to give effect to the 2014 acquisitions through September 30, 2014 as if the acquisitions occurred on January 1, 2013. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $0.3 million and $11.7 million for the three months ended September 30, 2014 and 2013, and $35.1 million and $73.2 million for the nine months ended September 30, 2014 and 2013, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2013, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Pro Forma 2014	Pro Forma 2013	Pro Forma 2014	Pro Forma 2013
Revenues	$117,705	$105,147	$353,101	$270,645
Net income (loss)	$4,469	$(3,984)	$(6,571)	$(14,153)
Basic and diluted income (loss) per common share	$0.02	$(0.02)	$(0.03)	$(0.08)

5. REAL ESTATE LOANS RECEIVABLE

Real estate loans receivable included the following at September 30, 2015 and December 31, 2014 (in thousands):

Property	Original Funding Date	Maturity Date	Interest Rate	Total Loan Commitment	Balance as of September 30, 2015	Balance as of December 31, 2014
Flagship Capital JV
Houston Retail Portfolio (1)	8/2/2012	8/2/2015	7.60%	11,804	—	11,457
Motor Circle (2)	12/28/2012	12/28/2015	8.00%	3,175	—	2,423
Falls of Kirkwood	10/18/2013	8/15/2016	8.00%	6,300	6,233	6,222
Falls of Town Park Apartments	12/30/2013	12/30/2015	7.75%	5,327	5,272	5,227
Precinct Villages	3/18/2014	3/17/2016	8.50%	2,595	1,799	1,811
Manor Palms (3)	6/26/2014	12/25/2015	7.00%	4,109	—	3,979
Randall’s	7/28/2014	7/28/2017	6.25%	10,939	8,295	8,110
Finesilver	7/31/2014	7/31/2016	6.45%	7,233	5,198	5,165
Dymaxion Apartments	12/15/2014	12/15/2016	7.60%	8,500	8,204	7,684
Marbach Park Apartments	12/15/2014	12/15/2016	7.60%	9,500	8,944	7,676
			7.29%	$69,482	$43,945	$59,754
Less: Origination fees					(184)	(640)
Total Flagship Capital JV					$43,761	$59,114
Other Loans Receivable
@1377	6/29/2012	7/1/2016	10.00%	$3,962	$3,962	$3,962
The Rim (4)	9/8/2014	12/8/2015	8.50%	$26,300	$20,347	$11,324
Total Real Estate Loans Receivable					$68,070	$74,400

(1)	In June 2015, the borrower repaid the outstanding principal balance of the loan.

(2)	In March 2015, the borrower repaid the outstanding principal balance of the loan.

(3)	In July 2015, the borrower repaid the outstanding principal balance of the loan.

(4)	In August 2015, the borrower entered into an amendment to extend the maturity date of this loan to December 8, 2015.

6. DEBT FINANCING

As of September 30, 2015 and December 31, 2014, the Company had approximately $2.5 billion and $2.1 billion of debt outstanding, respectively, with a weighted average years to maturity of 3.1 years and 2.8 years, respectively, and a weighted average interest rate of 2.4% and 2.9%, respectively. The following table describes the Company’s debt outstanding at September 30, 2015 and December 31, 2014 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date		Interest Rate Description	Interest Rate as of September 30, 2015		Principal Outstanding at September 30, 2015	Principal Outstanding at December 31, 2014
Secured Mortgage Debt
Brindleyplace Project	7/1/2010	10/7/2015	(1)	Variable	2.02%		$183,579	$188,034
Hock Plaza (2)	9/8/2010	12/6/2015		Fixed	5.58%		74,728	75,657
Southpark	10/19/2010	12/6/2016		Fixed	5.67%		18,000	18,000
Fifty South Sixth	11/4/2010	11/4/2015	(3)	Fixed via swap	3.62%		95,000	95,000
Gogolevsky 11 (4)	8/25/2011	4/7/2021		Variable	N/A		—	35,100
Flagship Capital JV	7/2/2014	7/2/2019		Variable, subject to floor of 4.25%	4.25%		14,207	25,162
100 Brookes (5)	7/13/2012	7/31/2017		Variable	4.48%		30,154	35,254
Poland Logistics Portfolio (6)	8/2/2012	6/28/2019		Variable, subject to interest rate cap	2.00%		69,844	76,797
Minneapolis Retail Center	8/2/2012	8/10/2019		Fixed	3.50%		65,500	65,500
825 Ann	11/16/2012	4/30/2016		Variable, subject to interest rate cap	3.19%		56,529	66,091
Mercedes Benz Bank	2/7/2013	12/31/2019		Variable, subject to interest rate cap	1.55%		37,951	41,346
465 Victoria	2/28/2013	2/28/2016		Variable, subject to interest rate cap	4.23%		37,118	43,396
New City	3/28/2013	3/28/2018		Variable, subject to interest rate cap	2.30%		86,886	95,934
One Westferry Circus	5/9/2013	5/5/2020		Fixed	3.30%		72,787	74,554
The Campus at Playa Vista (7)	5/14/2013	6/1/2016		Variable	1.70%		115,000	115,000
Perspective Défense	6/21/2013	7/25/2019		Variable, subject to interest rate cap	2.48%		78,701	85,085
Fiege Mega Centre	10/18/2013	10/18/2018		Variable, subject to interest rate cap	1.69%		25,995	28,373
55 M Street	12/9/2013	12/9/2017		Variable	1.64%		72,000	72,000
25 Cabot Square	3/26/2014	3/26/2020		Fixed	3.50%		187,655	192,209
Simon Hegele Logistics (8)	4/28/2014	6/15/2019		Fixed	1.90%		40,245	26,106
818 Bourke	10/31/2014	10/31/2019		Variable, subject to interest rate cap	2.89%		62,958	74,627
The Summit	3/4/2015	3/4/2022		Variable	1.75%		170,000	—
Harder Logistics Portfolio	4/1/2015	2/28/2021		Variable, subject to interest rate cap	0.95%		35,284	—
Other Notes Payable
JPMorgan Chase Revolving Credit Facility - Revolving Loan	4/13/2012	6/29/2019		Variable, subject to interest rate cap (9)	1.80%	(10)	292,000	122,894
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	6/29/2019		Variable, subject to interest rate cap (9)	1.75%		495,000	378,000
WaterWall Place Construction Loan (11)	6/29/2012	5/8/2018		Variable, subject to interest rate cap	1.79%	(10)	44,897	44,092
Aviva Coral Gables JV Construction Loan	5/10/2013	5/10/2017		Variable, subject to interest rate cap	2.46%	(10)	42,693	38,431
Total Principal Outstanding							$2,504,711	$2,112,642
Unamortized Premium/ (Discount)							38	(283)
Notes Payable							$2,504,749	$2,112,359
Notes Payable to Affiliates
Aviva Coral Gables JV Construction Loan (12)	7/13/2012	7/13/2015		Variable	N/A		—	17,601
Total Notes Payable to Affiliates							$—	$17,601
							$2,504,749	$2,129,960

(1)
In July 2015, the Company entered into an amendment to the Brindleyplace Project loan, resulting in a new maturity date of October 7, 2015, subject to two three-month extensions and one six-month extension at the Company’s option and subject to the satisfaction of certain conditions. In October 2015, the Company opted to extend the Brindleyplace Project loan, resulting in a new maturity date of January 7, 2016. The interest rate swaps related to this loan expired in July 2015, resulting in the loan bearing interest at a variable rate.

(2)	In November 2015, the Company repaid the outstanding principal balance of this mortgage loan.

(3)
In November 2015, the Company entered into an amendment to the Fifty South Sixth loan, resulting in a new loan amount of $125.0 million and a maturity date of November 3, 2018, subject to two twelve-month extensions at the Company’s option and subject to the satisfaction of certain conditions.

(4)	In May 2015, the Company repaid the outstanding principal balance of this mortgage loan.

(5)	In June 2015, the Company entered into an amendment to the 100 Brookes loan which lowered the margin on the variable interest rate by 35 basis points.

(6)	In July 2015, the Company entered into an amendment to the Poland Logistics Portfolio loan, resulting in a new maturity date of June 28, 2019.

(7)
In November 2015, the Company entered into an amendment to the Playa Vista loan, resulting in a new loan amount of $150.0 million and a maturity date of December 1, 2018, subject to two twelve-month extensions at the Company’s option and subject to the satisfaction of certain conditions.

(8)
In January 2015, the Company borrowed €14.6 million ($17.8 million based on the exchange rate of $1.22 as of the transaction date) on the second tranche of its loan to acquire the second phase of the Simon Hegele Logistics facility.

(9)
In March 2015, the Company executed two $250 million interest rate cap corridor agreements as economic hedges against the variability of future interest rates on its revolving credit facility with JPMorgan Chase that cap the interest rate on borrowings at 0.75% - 2.25%. The Company has not designated any of these derivatives as hedges for accounting purposes.

(10)	Represents the weighted average interest rate as of September 30, 2015.

(11)
In May 2015, the Company entered into an amendment to extend the maturity date of this loan to May 8, 2018. In addition, the Company has two one-year extensions at its option, subject to the satisfaction of certain conditions.

(12)	In July 2015, the Company repaid the outstanding principal balance of this note payable.

As of September 30, 2015 and December 31, 2014, the fixed-rate debt included $95.0 million and $236.0 million, respectively, of variable-rate debt economically fixed through the use of interest rate swaps. The variable-rate debt has interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 0.70% to 2.50% per annum. Additionally, as of September 30, 2015, $1.0 billion of the Company’s variable-rate debt was capped at strike rates ranging from 0.8% to 4.5%. See Note 7 — Derivative Instruments for more information regarding the Company’s interest rate contracts.

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

For the period from January 2015 through September 2015, the Company borrowed approximately $1.1 billion and made payments of approximately $824.7 million under its revolving credit facility with JPMorgan Chase Bank, National Association (the “Revolving Credit Facility”), and incurred a gain of $0.2 million through September 30, 2015 related to its borrowings on its loans denominated in a foreign currency. Additionally, from October 1, 2015 through November 16, 2015, the Company had borrowings of $90.0 million under the Revolving Credit Facility. The borrowings resulted in an outstanding principal balance of $877.0 million on the Revolving Credit Facility as of November 16, 2015.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of September 30, 2015.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from October 1, 2015 through December 31, 2015, for each of the years ending December 31, 2016 through December 31, 2019 and for the period thereafter (in thousands):

	Payments due by Year
	October 1, 2015 through December 31, 2015	2016	2017	2018	2019	Thereafter
Principal payments	$355,542	$233,841	$152,072	$156,436	$1,143,360	$463,460

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

The table below provides additional information regarding the Company’s interest rate contracts (in thousands, except percentages).

Type	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Interest rate swap	November 4, 2010	November 4, 2015	$95,000	LIBOR	1.37%
Interest rate cap	August 2, 2012	June 30, 2017	$52,816	EURIBOR	2.00%
Interest rate cap	October 9, 2012	June 30, 2017	$11,002	EURIBOR	2.00%
Interest rate cap	January 7, 2013	June 29, 2016	$45,500	LIBOR	1.25%
Interest rate cap	March 11, 2013	March 31, 2018	$37,952	EURIBOR	1.50%
Interest rate cap	March 20, 2013	February 29, 2016	$19,255	BBSW	4.33%
Interest rate cap	July 30, 2013	April 30, 2016	$42,399	BBSW	4.50%
Interest rate caps	April 11, 2013 May 6, 2013	March 16, 2018	$60,820	EURIBOR	2.50%
Interest rate cap	July 25, 2013	July 25, 2019	$78,702	EURIBOR	1.70%	(2)
Interest rate cap	October 18, 2013	October 18, 2018	$25,994	EURIBOR	2.00%
Interest rate cap	September 5, 2014	December 5, 2016	$46,191	LIBOR	2.00%	(3)
Interest rate cap	November 27, 2014	October 27, 2017	$31,917	BBSY	4.00%
Interest rate cap	March 27, 2015	December 27, 2016	$250,000	LIBOR	0.75%	(4)
Interest rate cap	March 27, 2015	December 27, 2016	$250,000	LIBOR	0.75%	(4)
Interest rate cap	March 31, 2015	March 31, 2018	$35,284	EURIBOR	1.50%
Interest rate cap	June 30, 2017	June 28, 2019	$60,544	EURIBOR	2.00%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on September 30, 2015.

(2)	Beginning in July 2016, the strike rate of this interest rate cap will increase to 2.00% for the remaining term.

(3)	Beginning in January 2016, the strike rate of this interest rate cap will increase to 3.25% for the remaining term.

(4)	Beginning in December 2015, the strike rate of this interest rate cap will increase to 2.25% for the remaining term.

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated condensed balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Assets—Derivative instruments” and “Liabilities—Derivative instruments” on the Company’s condensed consolidated balance sheets, as of September 30, 2015 and December 31, 2014 (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$(99)	$(2,684)
Interest rate caps	688	345	—	—
Foreign currency forward contracts	—	14,316	—	(7,164)
Total derivatives	$688	$14,661	$(99)	$(9,848)

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Gain (Loss) Recorded on Derivative Instruments
	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Derivatives not designated as hedging instruments:
Interest rate swaps	$804	$876	$2,561	$3,388
Interest rate caps	(863)	(457)	(1,975)	(3,900)
Foreign currency forward contracts	—	8,527	—	7,331
Total gain (loss) on derivatives	$(59)	$8,946	$586	$6,819

8.  DISTRIBUTIONS

The Company has declared distributions for the months of January 2014 through November 2015 at an amount equal to $0.0017808 per share, per day. Hines Moorfield UK Venture I S.A.R.L. (the “Brindleyplace JV”) declared distributions in the amount of $2.8 million and $2.0 million to Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) for the nine months ended September 30, 2015 and 2014, respectively, related to the operations of several properties acquired by the Brindleyplace JV located in Birmingham, England (the “Brindleyplace Project”).

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

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2015
September 30, 2015	$21,110	$23,648	$44,758	$835
June 30, 2015	20,770	23,372	44,142	1,643
March 31, 2015	20,375	23,097	43,472	816
Total	$62,255	$70,117	$132,372	$3,294
2014
December 31, 2014	$20,649	$23,628	$44,277	$2,458
September 30, 2014	20,453	23,612	44,065	675
June 30, 2014	20,117	23,211	43,328	855
March 31, 2014	18,336	21,079	39,415	680
Total	$79,555	$91,530	$171,085	$4,668

9.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid as of
Type and Recipient	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Selling Commissions- Dealer Manager	$—	$—	$—	$27,021	$—	$—
Dealer Manager Fee- Dealer Manager	—	—	—	9,334	—	—
Issuer Costs- the Advisor	12	(86)	53	1,967	—	—
Acquisition Fee (1)- the Advisor and affiliates of Hines	—	129	8,854	13,606	474	1,492
Asset Management Fee- the Advisor and affiliates of Hines	9,025	8,897	26,688	25,949	8,638	8,402
Other (2) - the Advisor	1,430	1,538	4,152	4,110	970	1,657
Property Management Fee- Hines	1,848	1,681	5,464	4,962	28	159
Development/Construction Management Fee- Hines	33	807	120	2,626	26	35
Leasing Fee- Hines	337	128	1,461	1,567	2,243	1,363
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	2,786	2,846	8,325	7,812	465	998
Due to Affiliates					$12,844	$14,106

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

Notes Payable to Affiliates

The Aviva Coral Gables JV entered into a separate construction loan with an affiliate of Hines related to the development of its multi-family project in Miami, Florida. This loan was repaid in July 2015. See Note 6 — Debt Financing for additional information regarding this construction loan.

@1377

In June 2012, the Company entered into a mezzanine loan commitment of $3.2 million (plus any accrued interest) to provide construction financing to the @1377 development, which was completed in March 2014. As of September 30, 2015 and December 31, 2014, $4.0 million and $4.0 million were outstanding under the mezzanine loan, respectively. See Note 1 — Organization for additional information concerning the @1377 development and Note 5 — Real Estate Loans Receivable for additional information concerning the mezzanine loan.

Other Affiliate Transactions

In December 2013 and December 2014, the Advisor agreed to waive asset management fees otherwise payable to it for the years ended December 31, 2014 and 2015, respectively, to the extent that the Company’s Modified Funds from Operations (“MFFO”) for the years ended December 31, 2014 and 2015, respectively, as disclosed in its Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to its stockholders for such year. The Advisor did not waive any asset management fees owed to it during the year ended December 31, 2014 as a result of this waiver. The fee waivers described above are not deferrals and accordingly, any fees that may be waived will not be paid to the Advisor in cash at any time in the future.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Eurohypo, PB Capital Corporation, Landesbank Baden-Württemberg, Commonwealth Bank of Australia, Bank of Western Australia, Deutsche Pfandbriefbank AG, Crédit Agricole, SMBC Capital Markets, Inc., Australia and New Zealand Banking Group Limited, and the Bank of Montreal. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of September 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

The following table sets forth the Company’s derivatives which are measured at fair value on a recurring basis, by level within the fair value hierarchy as of September 30, 2015 and December 31, 2014 (all amounts are in thousands):

		Basis of Fair Value Measurements
Period	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Interest rate swaps	$(99)	$—	$(99)	$—
Interest rate caps	$688	$—	$688	$—
Foreign currency forwards - Assets	$—	$—	$—	$—
Foreign currency forwards - Liabilities	$—	$—	$—	$—
December 31, 2014
Interest rate swaps	$(2,684)	$—	$(2,684)	$—
Interest rate caps	$345	$—	$345	$—
Foreign currency forwards - Assets	$14,316	$—	$14,316	$—
Foreign currency forwards - Liabilities	$(7,164)	$—	$(7,164)	$—

Other Items

Financial Instruments Fair Value Disclosures

As of September 30, 2015, the Company estimated that the fair value of its notes payable, which had a book value of $2.5 billion, was $2.5 billion. As of December 31, 2014, the Company estimated that the fair value of its notes payable, which had a book value of $2.1 billion, was $2.1 billion. Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of September 30, 2015, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

As of September 30, 2015, the Company estimated that the book values of its real estate loans receivable approximate their fair values. Although the Company has determined the majority of the inputs used to value its real estate notes receivable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of real estate notes receivable utilize Level 3 inputs. However, as of September 30, 2015, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of real estate notes receivable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Financial Instruments Measured on a Nonrecurring Basis

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  As of September 30, 2015 and September 30, 2014, there were no events that have occurred which indicated that fair value adjustments of the Company’s long-lived assets were necessary.

11. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company's investments that are not office properties in “other” based on the geographic location of the investment, due to the Company's ownership of interests in various different types of investments that do not stand alone as their own reportable segment. The Company’s reporting segments consist of the following, based on the Company’s investments as of September 30, 2015:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total Revenue
Domestic office investments	$43,772	$36,464	$125,797	$109,407
Domestic other investments	30,412	27,488	87,463	77,473
International office investments	28,164	37,107	86,907	105,068
International other investments	17,185	16,646	52,186	48,721
Total Revenue	$119,533	$117,705	$352,353	$340,669

For the three and nine months ended September 30, 2015 and 2014 the Company’s total revenue was attributable to the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total Revenue
United States	63%	54%	60%	54%
United Kingdom	16%	20%	17%	19%
Australia	7%	8%	7%	8%
Poland	5%	7%	6%	7%
Germany	4%	3%	4%	3%
France	3%	3%	3%	4%
Russia	2%	5%	3%	5%

For the three and nine months ended September 30, 2015 and 2014, the Company’s property revenues in excess of expenses by segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Property revenues in excess of expenses (1)
Domestic office investments	$27,597	$22,467	$79,598	$68,957
Domestic other investments	19,462	16,748	56,311	49,260
International office investments	22,383	30,494	68,108	85,332
International other investments	12,398	11,900	37,319	33,980
Property revenues in excess of expenses	$81,840	$81,609	$241,336	$237,529

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of September 30, 2015 and December 31, 2014, the Company’s total assets by segment was as follows (in thousands):

	September 30, 2015	December 31, 2014
Total Assets
Domestic office investments	$1,522,726	$1,227,066
Domestic other investments	1,087,456	1,041,004
International office investments	1,107,790	1,237,989
International other investments	598,569	557,003
Corporate-level accounts	36,862	63,532
Total Assets	$4,353,403	$4,126,594

As of September 30, 2015 and December 31, 2014, the Company’s total assets were attributable to the following countries:

	September 30, 2015	December 31, 2014
Total Assets
United States	61%	56%
United Kingdom	17%	18%
Australia	7%	9%
Poland	6%	7%
Germany	5%	4%
France	3%	4%
Russia	1%	2%

For the nine months ended September 30, 2015 and 2014 the Company’s reconciliation to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$81,840	$81,609	$241,336	$237,529
Depreciation and amortization	(48,027)	(49,401)	(139,148)	(146,861)
Acquisition related expenses	175	(158)	(8,332)	(21,480)
Asset management and acquisition fees	(9,025)	(9,026)	(35,542)	(39,555)
General and administrative expenses	(2,037)	(1,831)	(6,429)	(5,070)
Gain (loss) on derivatives	(59)	8,946	586	6,819
Gain (loss) on sale of real estate investments	55	—	(1,073)	—
Foreign currency gains (losses)	(1,485)	(3,899)	(5,538)	(9,651)
Interest expense	(17,794)	(20,357)	(54,759)	(58,280)
Interest income	80	160	345	437
Benefit (provision) for income taxes	(1,570)	(1,865)	(3,559)	(4,635)
Net income (loss)	$2,153	$4,178	$(12,113)	$(40,747)

12. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$48,728	$46,051
Cash paid for taxes	$4,929	$3,868
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$18,775	$18,084
Distributions reinvested	$70,355	$66,805
Shares tendered for redemption	$4,009	$3,538
Non-cash net liabilities acquired	$9,682	$2,524
Accrued capital additions	$429	$3,864

13. COMMITMENTS AND CONTINGENCIES

In November 2013, Dorsey & Whitney LLP signed a lease renewal for its space in 50 South Sixth located in Minneapolis, Minnesota. In connection with this renewal, the Company committed to fund $20.8 million of tenant improvements and leasing commissions related to its space, to be paid in future periods. As of September 30, 2015, $11.4 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

Although we expect to continue to make select investments from time to time, we have substantially completed our investment phase and have accomplished one of our primary investment objectives of investing in a real estate portfolio that is diversified by asset type, geographic area, lease expirations and tenant industries. As of September 30, 2015, we owned interests in 43 real estate investments which contain, in the aggregate, 16.3 million square feet of leasable space. Our portfolio includes the following investments:

•	Domestic office investments (12 investments)

•	Domestic other investments (10 investments)

•	International office investments (10 investments)

•	International other investments (11 investments)

Our portfolio is comprised of approximately 60% domestic and 40% international investments (based on our pro rata share of the estimated value of each of the investments) and consists of a variety of real estate asset classes. Our current investment types encompass approximately 63% office, 16% retail, 9% mixed-use, 9% industrial and 3% multi-family (based on our pro rata share of the estimated value of each of the investments). We believe that this diversification is directly in-line with our investment strategies of maintaining a well-diversified real estate portfolio and providing additional diversification across currencies.

As our portfolio is maturing, we will begin to consider our alternatives to execute a liquidity event (i.e., a sale of our assets, our sale or merger, a listing of our shares on a national securities exchange, or another similar transaction).  There is no timetable for such event, but we do not expect to begin that process later than between 2017 and 2019.

The following table provides additional information regarding each of the properties in which we owned an interest as of September 30, 2015.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Office Investments
17600 Gillette	Irvine, California	Office	6/2010; $20.4	13.4%	106,107	100%
Hock Plaza	Durham, North Carolina	Office	9/2010; $97.9	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	Office	11/2010; $185.0	7.4%	698,606	97%
250 Royall	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	95%
9320 Excelsior	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	282,773	100%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	99%
The Campus at Playa Vista	Los Angeles, California	Office	5/2013; $216.6	5.7%	324,955	98%
2300 Main	Irvine, California	Office	8/2013; $39.5	6.4%	132,064	100%
55 M Street	Washington, D.C.	Office	12/2013; $140.9	4.8%	267,339	97%
The Summit	Bellevue, Washington	Office	3/2015; $316.5	5.6%	518,888	94%
Total for Domestic Office Investments					4,139,926	98%

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Other Investments (4)
Southpark	Austin, Texas	Industrial	10/2010; $31.2	8.5%	372,125	100%
Komo Plaza	Seattle, Washington	Mixed-Use	12/2011; $160.0	7.9%	293,727	88%
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	380,313	98%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,477	100%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	762,762	92%
The Rim	San Antonio, Texas	Retail	2/2014 & 4/2015: $236.0	5.9%	917,642	100%
@1377	Atlanta, Georgia	Multi-family	3/2014: $31.9	5.0% (5)	186,035	98%
WaterWall Place	Houston, Texas	Multi-family	7/2014; $64.5	7.8% (5)	316,299	93%
Aviva Coral Gables	Miami, Florida	Multi-family	4/2015; $62.0	7.4% (5)	248,504	75%
Total for Domestic Other Investments					3,794,884	95%

International Office Investments
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	93,847	51%
100 Brookes St.	Brisbane, Australia	Office	7/2012; $67.6	10.5%	105,637	100%
Mercedes Benz Bank	Stuttgart, Germany	Office	2/2013; $70.2	8.8%	255,927	100%
465 Victoria	Sydney, Australia	Office	2/2013; $90.8	8.0%	171,652	98%
One Westferry Circus	London, England	Office	2/2013; $124.6	7.4%	221,019	100%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,182	96%
825 Ann	Brisbane, Australia	Office	4/2013; $128.2	8.0%	206,505	97%
Perspective Défense	Paris, France	Office	6/2013; $165.8	8.5%	289,663	100%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	455,687	100%
818 Bourke	Melbourne, Australia	Office	10/2014; $135.6	7.1%	259,227	95%
Total for International Office Properties					2,543,346	97%

International Other Investments
Brindleyplace Project	Birmingham, England	Mixed-Use	7/2010; $282.5	7.0%	567,691	97%
FM Logistic	Moscow, Russia	Industrial	4/2011; $70.8	11.2%	748,578	100%
Poland Logistics Portfolio	Poland (6)	Industrial	3/2012 & 10/2012; $157.2	8.1%	2,345,981	86%
Fiege Mega Centre	Erfurt, Germany	Industrial	10/2013; $53.6	7.7%	952,540	100%
Simon Hegele Logistics	Forchheim, Germany	Industrial	6/2014 & 1/2015; $78.9	7.5%	608,006	100%
Harder Logistics Portfolio	Germany (7)	Industrial	4/2015; $57.2	7.8%	605,383	100%
Total for International Other Investments					5,828,179	94%
Total for All Investments					16,306,335	96%	(8)

(1)
Represents the percentage leased based on the effective ownership of the Operating Partnership in the properties listed. On September 30, 2015, the Company owned a 99.99% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. We own a 60% interest in the Brindleyplace Project through our investment in the Brindleyplace JV. See Financial Condition, Liquidity and Capital Resources — Cash Flows from Financing Activities — Distributions for additional information concerning the Brindleyplace Project and the Brindleyplace JV.

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

Other Real Estate Investments

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has seven loans receivable, totaling $43.9 million, outstanding as of September 30, 2015. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP.

•
The Rim Loan Receivable — We have committed to provide construction financing to the developer of four additional retail parcels at The Rim, an outdoor retail center located in San Antonio, Texas. In April 2015, we completed the acquisition of the first of these additional parcels, consisting of 259,316 square feet. The amount of the commitment, as amended in April 2015, is $26.3 million. As of September 30, 2015, we had loaned $20.3 million to the developer. We are not affiliated with the developer of the project.

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

We believe that the proper use of leverage can enhance returns on real estate investments. As of September 30, 2015, our portfolio was 49% leveraged, based on the values of our real estate investments. At that time, we had $2.5 billion of principal outstanding under our various loan agreements with a weighted average interest rate of 2.4%, including the effects of related interest rate swaps. Approximately $562.0 million of our loans are maturing during the next year. We generally expect to refinance these loans, but we may repay them using our revolving credit facility with JPMorgan Chase Bank, N.A. (the “Revolving Credit Facility”) or other available cash for strategic purposes or if we are unable to refinance them at satisfactory terms.

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

Net cash provided by operating activities for the nine months ended September 30, 2015 was $93.9 million compared to $111.7 million for the nine months ended September 30, 2014. Net cash provided by operating activities was reduced by the payment of acquisition fees and acquisition-related expenses totaling $19.8 million during the nine months ended September 30, 2015 and $32.2 million during the nine months ended September 30, 2014. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we funded these expenses with proceeds from our public offerings or other equity capital. Excluding the effect of these fees and expenses, operating cash flows decreased by $30.2 million. The decrease in operating cash flows is primarily due to higher deferred lease costs paid during the nine months ended September 30, 2015 and declines in foreign currency exchange rates against the U.S. dollar.

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to payments made for the acquisition of our real estate investments including payments for pending acquisitions and capital expenditures at our properties. Net cash used in investing activities decreased $228.7 million for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to less acquisition activity. The factors that contributed to the change between the two periods are summarized below.

2015

•	We had cash outflows of $431.2 million related to our acquisition of four real estate investments.

•	We paid $3.6 million in capital expenditures at our operating properties and paid $4.9 million in capital expenditures at our multi-family development projects in Houston, Texas and Miami, Florida.

•	We made real estate loans of $10.3 million and received proceeds from the collection of real estate loans receivable of $17.6 million.

•	We had an increase in restricted cash of $1.7 million primarily related to escrows required by several of our outstanding mortgage loans.

2014

•	We had cash outflows of $594.1 million related to our acquisition of three real estate investments.

•	We paid $6.9 million in capital expenditures at our operating properties and paid $36.8 million in capital expenditures at our multi-family development projects in Houston, Texas and Miami, Florida.

•	We made real estate loans of $29.1 million and received proceeds from the collection of real estate loans receivable of $13.9 million.

•	We had an increase in restricted cash of $9.0 million primarily related to escrow amounts required by several of our outstanding mortgage loans and our security deposit at New City.

Cash Flows from Financing Activities

Public Offerings

As described previously, we ceased offering primary shares pursuant to our second public offering (the “Second Offering”), in April 2014. During the nine months ended September 30, 2014, we raised proceeds of $378.8 million from the Second Offering, excluding proceeds from the distribution reinvestment plan. In addition, during the nine months ended September 30, 2015 and 2014, respectively, we redeemed $43.0 million and $25.9 million in shares of our common stock through our share redemption program.

In addition to the investing activities described above, we used proceeds from our public offerings to make certain payments to the Advisor, Hines Securities, Inc. (the “Dealer Manager”) and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these included payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the nine months ended September 30, 2014, we made payments of $39.4 million, for selling commissions, dealer manager fees and issuer costs related to our public offerings. We paid no selling commissions or dealer manager fees during the nine months ended September 30, 2015 and only limited payments for issuer costs. The decrease in these payments is primarily related to the closing of our Second Offering in April 2014.

Distributions

We have declared distributions for the months of January 2014 through November 2015 at an amount equal to $0.0017808 per share, per day. Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. Distributions paid to stockholders (including those reinvested in stock) during the three months ended September 30, 2015 and 2014 were $44.7 million and $44.0 million, respectively. Distributions paid to stockholders (including those reinvested in stock) during the nine months ended September 30, 2015 and 2014 were $132.7 million and $124.8 million, respectively.

Our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid to stockholders. We funded 33% and 13% of total distributions for the nine months ended September 30, 2015 and 2014, respectively, with cash flows from financing activities, which include proceeds from our public offerings and proceeds from our debt financings. Also, during the nine months ended September 30, 2015 and 2014, respectively, we paid $19.8 million and $32.2 million in acquisition fees and expenses. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital. See “—

Results of Operations — Funds from Operations and Modified Funds from Operations” for additional information regarding our performance.

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

Hines Moorfield UK Venture I S.A.R.L. (the “Brindleyplace JV”) declared distributions related to the operations of the Brindleyplace Project of $2.8 million and $2.0 million to Moorfield Real Estate Fund II GP Ltd. (“Moorfield”) for the nine months ended September 30, 2015 and 2014, respectively. The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders (Hines Global REIT Associates Limited Partnership (“HALP”), Moorfield and Flagship Capital GP) as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities
2015
September 30, 2015	$21,110	$23,648	$44,758	$835	$45,593	100%	$—	—%
June 30, 2015	20,770	23,372	44,142	1,643	24,131	53%	21,654	47%
March 31, 2015	20,375	23,097	43,472	816	20,712	47%	23,576	53%
Total	$62,255	$70,117	$132,372	$3,294	$90,436	67%	$45,230	33%
2014
December 31, 2014	$20,649	$23,628	$44,277	$2,458	$43,936	94%	$2,799	6%
September 30, 2014	20,453	23,612	44,065	675	44,740	100%	—	—%
June 30, 2014	20,117	23,211	43,328	855	34,370	78%	9,813	22%
March 31, 2014	18,336	21,079	39,415	680	19,326	48%	20,769	52%
Total	$79,555	$91,530	$171,085	$4,668	$142,372	81%	$33,381	19%

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our Revolving Credit Facility to provide funding for near-term investment or working capital needs. As mentioned previously, our portfolio was 49% leveraged as of September 30, 2015 (based on the values of our real estate investments) with a weighted average interest rate of 2.4%.

Below is additional information regarding our loan activities for the nine months ended September 30, 2015 and 2014. See Note 6 — Debt Financing for additional information regarding our outstanding debt:

2015

•
We entered into $221.6 million of mortgage financing, related to the acquisition of operating properties with an aggregate net purchase price of $463.4 million. Additionally, our multi-family development projects borrowed $5.1 million to fund construction costs.

•	We also borrowed approximately $1.1 billion and made payments of $824.7 million under our Revolving Credit Facility.

•	We also made payments totaling $51.9 million on our remaining outstanding mortgage loans.

•
We made payments of $7.6 million for financing costs related to our loans and $2.3 million related to two $250 million interest rate cap corridor agreements as economic hedges against the variability of future interest rates on our Revolving Credit Facility.

2014

•
We entered into $233.7 million of mortgage financing, related to the acquisition of three operating properties with an aggregate net purchase price of $597.2 million. Additionally, two of our multi-family development projects borrowed $37.8 million to fund construction costs.

•
The Flagship Capital JV borrowed $23.1 million related to its $23.4 million investments in loans receivable, and made payments of $14.1 million under its revolving credit facility related to the receipt of real estate loan proceeds.

•	We borrowed $538.4 million and made payments of $492.7 million under our Revolving Credit Facility.

•	We made payments of $3.9 million for financing costs related to our loans.

Results of Operations

Same-store Analysis

The following table presents the property-level revenues in excess of expenses for the three months ended September 30, 2015, as compared to the same period in 2014, by reportable segment. Same-store properties for the three months ended September 30, 2015 include 36 properties that were 96% leased as of September 30, 2015 and September 30, 2014. All amounts are in thousands, except for percentages:

	Three Months Ended September 30,		Change
	2015	2014	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$22,564	$22,467	$97	—%
Domestic other investments	17,058	16,422	636	4%
International office investments	21,007	26,085	(5,078)	(19)%
International other investments	10,388	11,830	(1,442)	(12)%
Total same-store properties	71,017	76,804	(5,787)	(8)%
Recent acquisitions	10,820	396	10,424	2,632%
Disposed properties (2)	3	4,409	(4,406)	(100)%
Total property revenues in excess of expenses	$81,840	$81,609	$231	—%

Other
Depreciation and amortization	$48,027	$49,401	$(1,374)	(3)%
Interest expense	$17,794	$20,357	$(2,563)	(13)%
Income tax provision (benefit)	$1,570	$1,865	$(295)	(16)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

(2)	Includes the property revenues in excess of expenses for the two properties that were sold in 2014.

In total, property revenues in excess of expenses of our same-store properties decreased by 8% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

•	International office investments:

◦
Declines in foreign currency exchange rates against the U.S. dollar continue to cause declines in the operating results of our international properties. For example, the Euro declined 16% against the U.S. dollar during the three months ended September 30, 2015 compared with the same period in 2014. Additionally, the Australian dollar declined 21% and the British pound declined 7% against the U.S. dollar during that period. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our exposure to foreign currency exchange rates.

◦
Revenues in excess of expenses of Gogolevsky 11 decreased $1.7 million primarily due to significant vacancies at the building, as well as declining foreign currency exchange rates against the U.S. dollar. Gogolevsky 11 was 51% leased at September 30, 2015, compared to 100% leased at September 30, 2014.

•	International other investments:

◦	Declining foreign currency exchange rates against the U.S. dollar continue to cause declines in the operating results of our international properties, as described above.

◦
Revenues in excess of expenses of the Poland Logistics Portfolio decreased $0.5 million primarily due a tenant bankruptcy at one of the properties that occurred in May 2015, as well as declining foreign currency exchange rates against the U.S. dollar.

The decrease in the depreciation and amortization in the table above is due to fully amortized in-place lease intangibles in 2015 in addition to the declining foreign currencies described above.

The decrease in the interest expense in the table above is due to a decrease in the weighted average interest rate on the debt for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

The following table presents the property-level revenues in excess of expenses for the nine months ended September 30, 2015, as compared to the same period in 2014, by reportable segment. Same-store properties for the nine months ended September 30, 2014 include 32 properties owned as of January 1, 2014 that were 95% leased as of September 30, 2015 and September 30, 2014. All amounts are in thousands, except for percentages:

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$67,872	$68,956	$(1,084)	(2)%
Domestic other investments	38,759	40,349	(1,590)	(4)%
International office investments	41,968	53,966	(11,998)	(22)%
International other investments	28,580	32,791	(4,211)	(13)%
Total same-store properties	177,179	196,062	(18,883)	(10)%
Recent acquisitions	64,220	26,861	37,359	139%
Disposed properties (2)	(63)	14,606	(14,669)	(100)%
Total property revenues in excess of expenses	$241,336	$237,529	$3,807	2%

Other
Depreciation and amortization	$139,148	$146,861	$(7,713)	(5)%
Interest expense	$54,759	$58,280	$(3,521)	(6)%
Income tax provision (benefit)	$3,559	$4,635	$(1,076)	(23)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

(2)	Includes the property revenues in excess of expenses for the two properties that were sold in 2014.

In total, property revenues in excess of expenses of our same-store properties decreased by 10% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

•	Domestic other investments:

◦
Revenues in excess of expenses of The Markets at Town Center was lower in 2015 primarily due to a $2.4 million termination fee received from a tenant in June 2014. No termination fees were received in 2015.

◦
Revenues in excess of expenses of the Flagship Capital JV increased by $0.8 million resulting from an increase in interest income due to the origination of additional loans. Flagship Capital JV had a higher average balance of loans receivable for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014.

•	International office investments:

◦	Declining foreign currency exchange rates against the U.S. dollar continue to cause declines in the operating results of our international properties, as described previously.

◦
Revenues in excess of expenses of Gogolevsky 11 decreased $4.3 million primarily due to significant vacancies at the building. Gogolevsky 11 was 51% leased at September 30, 2015, compared to 100% leased at September 30, 2014.

•	International other investments:

◦	Declining foreign currency exchange rates against the U.S. dollar continue to cause declines in the operating results of our international properties, as described previously.

◦	Revenues in excess of expenses of the Poland Logistics Portfolio decreased $2.2 million primarily due a tenant bankruptcy at one of the properties that occurred in May 2015.

The decrease in the depreciation and amortization in the table above is due to fully amortized in-place lease intangibles in 2015 in addition to the declining foreign currencies described above.

The decrease in the interest expense in the table above is due to a decrease in the weighted average interest rate on the debt for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

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

The table below summarizes the activity related to our derivatives for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gain (loss) on interest rate contracts	$(59)	$419	$586	$(512)
Unrealized gain (loss) on foreign currency forward contracts	—	8,527	(7,152)	6,774
Gain (loss) on settlement of foreign currency forward contracts	—	—	7,152	557
Gain (loss) on derivative instruments	$(59)	$8,946	$586	$6,819

Other Expenses

The tables below provide detail relating to our asset management and acquisition fees, acquisition-related expenses, and general and administrative expenses for the three and nine months ended September 30, 2015 and 2014.  All amounts in thousands, except percentages:

	Three Months Ended September 30,		Change
	2015	2014	$	%
Acquisition fees	$—	$129	$(129)	(100)%
Asset management fees	9,025	8,897	128	1%
Asset management and acquisition fees	$9,025	$9,026	$(1)	—%

Acquisition-related expenses	$(175)	$158	$(333)	(211)%
General and administrative expenses	$2,037	$1,831	$206	11%

The changes identified in the table above are primarily due to the following:

•	The increase in our general and administrative costs is primarily due to an increase in audit fees and an increase in legal fees compared to the same period in 2014.

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Acquisition fees	$8,854	$13,606	$(4,752)	(35)%
Asset management fees	26,688	25,949	739	3%
Asset management and acquisition fees	$35,542	$39,555	$(4,013)	(10)%

Acquisition-related expenses	$8,332	$21,480	$(13,148)	(61)%
General and administrative expenses	$6,429	$5,070	$1,359	27%

The changes identified in the table above are primarily due to the following:

•
The decrease in acquisition fees identified above is a result of a reduction in the acquisition fees paid to the Advisor from 2.25% to 0.50%, effective as of April 1, 2015, as well as a decrease in our acquisition activity. For the nine months ended September 30, 2015, we acquired four real estate investments with an aggregate net purchase price of $463.4 million compared to three real estate investments with an aggregate net purchase price of $597.2 million for the nine months ended September 30, 2014.

•
Asset management fees were higher for the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to our acquisition of additional real estate investments beginning in 2014.

•
Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. These costs vary significantly from one acquisition to another. For example, during the nine months ended September 30, 2014, we incurred a $15.0 million Stamp Duty Tax on the acquisition of 25 Cabot Square. By comparison, the largest Stamp Duty Tax incurred during the nine months ended September 30, 2015 was $3.5 million.

•
The increase in our general and administrative costs is primarily due to an increase in audit fees and an increase in transfer agent costs resulting from an increase in the number of stockholders, compared to the same period in 2014.

Foreign Currency Gains (Losses)

Foreign currency gains (losses) reflect the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than our functional currencies. During the nine months ended September 30, 2015 and 2014, these losses were primarily related to the effect of remeasuring our borrowings denominated in foreign currencies into U.S. dollars and the changes in the related exchange rate between the date of the borrowing and the end of each period.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations (in thousands, except per share amounts) for the three and nine months ended September 30, 2015 and 2014 and the period from inception (December 10, 2008) through September 30, 2015. As we have recently completed the acquisition phase of our life cycle, FFO and MFFO are not useful in comparing operations for the two periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (December 10, 2008) through September 30, 2015
	2015	2014	2015	2014
Net income (loss)	$2,153	$4,178	$(12,113)	$(40,747)	$(211,161)
Depreciation and amortization (1)	48,027	49,401	139,148	146,861	627,122
Loss (gain) on sale of investment property (2)	(55)	—	1,073	—	(62,931)
Adjustments for noncontrolling interests (3)	(1,865)	(1,590)	(5,238)	(4,987)	(21,174)
Funds from Operations attributable to common stockholders	48,260	51,989	122,870	101,127	331,856
Loss (gain) on derivative instruments (4)	59	(8,946)	(586)	(6,819)	(5,491)
Loss (gain) on foreign currency (5)	943	2,687	4,519	8,990	21,866
Other components of revenues and expenses (6)	(3,484)	(4,537)	(11,474)	(11,941)	(35,255)
Acquisition fees and expenses (7)	(180)	248	17,176	35,043	220,376
Adjustments for noncontrolling interests (3)	943	841	2,637	2,551	2,559
Modified Funds From Operations attributable to common stockholders	$46,541	$42,282	$135,142	$128,951	$535,911
Basic and diluted income (loss) per common share	$—	$0.01	$(0.06)	$(0.17)	$(1.72)
Funds From Operations attributable to common stockholders per common share	$0.18	$0.19	$0.45	$0.39	$2.61
Modified Funds From Operations attributable to common stockholders per common share	$0.17	$0.16	$0.50	$0.49	$4.22
Weighted average shares outstanding	273,201	268,982	272,293	260,981	126,924

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

(6)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (December 10, 2008) through September 30, 2015
	2015	2014	2015	2014
Straight-line rent adjustment (a)	$(5,719)	$(6,973)	$(19,338)	$(19,636)	$(71,150)
Amortization of lease incentives (b)	1,816	1,090	5,000	2,925	11,629
Amortization of out-of-market leases (b)	497	1,186	2,831	4,372	21,840
Other	(78)	160	33	398	2,426
	$(3,484)	$(4,537)	$(11,474)	$(11,941)	$(35,255)

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

As noted previously, our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from our public offerings. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. The Advisor did not waive any fees payable to it during the nine months ended September 30, 2015 and 2014, respectively. For additional information regarding the Advisor’s asset management fee waivers, please see “—Financial Condition, Liquidity and Capital Resources.”

From inception through September 30, 2015, we declared distributions to our stockholders totaling $558.3 million, compared to total aggregate FFO of $331.9 million and cash flows from operating activities of $323.0 million. For the three months ended September 30, 2015, we declared distributions to our stockholders totaling $44.8 million, compared to total aggregate FFO of $48.3 million. For the three months ended September 30, 2014, we declared distributions to our stockholders totaling $44.1 million, compared to total aggregate FFO of $52.0 million. For the nine months ended September 30, 2015, we declared distributions to our stockholders totaling $132.4 million, compared to total aggregate FFO of $122.9 million. For the nine months ended September 30, 2014, we declared distributions to our stockholders totaling $126.8 million, compared to total aggregate FFO of $101.1 million. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income (loss) and FFO. From inception through September 30, 2015, we incurred acquisition fees and expenses totaling $220.4 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At September 30, 2015, we had fixed-rate debt of $553.9 million and variable-rate debt of $2.0 billion, after adjusting for the $95.0 million notional amount of our interest rate swap contract. If interest rates were to increase by 1% and all other variables were held constant, we would incur $19.5 million in additional annual interest expense associated with our variable-rate debt. Additionally, we have notional amounts of approximately $1.0 billion in interest rate caps to cap our variable-rate debt. As of September 30, 2015, the variable interest rates did not exceed their capped interest rates.

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

	Reduction in Book Value as of September 30, 2015	Reduction in Net Income (Loss) for the Nine Months Ended September 30, 2015
AUD	$6,684	$380
EUR	$12,333	$822
GBP	$30,176	$388

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of November 16, 2015, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On September 29, 2015, 2,648.305 restricted common shares were granted to each of our independent directors, Messrs. John S. Moody, Jack L. Farley, Thomas L. Mitchell, and Peter Shaper. Such restricted shares were granted as part of the independent directors’ annual compensation for service on our board of directors and without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

All eligible requests for redemption that were received for the three months ended September 30, 2015 were redeemed and the redemptions were funded with proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
July 1, 2015 to July 31, 2015	731,011	$9.41	731,011	85,107
August 1, 2015 to August 31, 2015	557,561	$9.50	557,561	285,761
September 1, 2015 to September 30, 2015	516,570	$9.63	516,570	327,611
Total	1,805,142	$9.51	1,805,142

(1)
This amount represents the number of shares available for redemption on September 30, 2015. Our share redemption program was first announced at the commencement of our initial public offering in February 2009. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year, and unless our board of directors determines otherwise, redemptions will be further limited to the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder.

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

HINES GLOBAL REIT, INC.

November 16, 2015	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

November 16, 2015	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.		Description
3.1
Articles of Amendment and Restatement of Hines Global REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-156742), as amended and supplemented (the “First Registration Statement”) on August 3, 2009 and incorporated by reference herein)

3.2		Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to the First Registration Statement on March 18, 2009 and incorporated by reference herein)
3.3		Amendment No. 1 to Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K on September 21, 2015 and incorporated by reference herein).
4.1
Hines Global REIT, Inc. Distribution Reinvestment Plan (included as Appendix A to the Prospectus contained in the Registrant’s Registration Statement on Form S-3 (File No. 333-195478) filed on April 24, 2014 and incorporated by reference herein)

10.1	*	Form of Restricted Share Award Agreement
31.1	*	Certification
31.2	*	Certification
32.1	*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

101	*
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 16, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*		Filed herewith