Form 10-K
period 2015-12-31
Hines Global REIT, Inc.
filed 2016-03-28
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
The registrant had 275.3 million shares of common stock outstanding as of March 20, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement in connection with its 2016 annual meeting of stockholders are incorporated by reference in Part III.

TABLE OF CONTENTS PART I
Item 1.	Business	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	32
Item 2.	Properties	32
Item 3.	Legal Proceedings	37
Item 4.	Mine Safety Disclosures	37
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	38
Item 6.	Selected Financial Data	45
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	64
Item 8.	Financial Statements and Supplementary Data	66
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	101
Item 9A.	Controls and Procedures	101
Item 9B.	Other Information	102
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	102
Item 11.	Executive Compensation	102
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	102
Item 13.	Certain Relationships and Related Transactions, and Director Independence	103
Item 14.	Principal Accounting Fees and Services	103
PART IV
Item 15.	Exhibits, Financial Statement Schedules	104

SIGNATURES
EX- 21.1	List of Subsidiaries
EX- 23.1	Consent
EX- 31.1	Certification
EX- 31.2	Certification
EX- 32.1	Certification of CEO & CFO pursuant to Section 906
EX- 99.1	Consent of Independent Valuer
EX- 99.2	Consent of Independent Valuer
EX- 99.3	Consent of Independent Valuer

EX- 101	Instance Document
EX- 101	Schema Document
EX- 101	Calculation Linkbase Document
EX- 101	Labels Linkbase Document
EX- 101	Presentation Linkbase Document
EX- 101	Definition Linkbase Document

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

Item 1.  Business

General Description of Business and Operations

Hines Global REIT, Inc. (“Hines Global”) was incorporated under the Maryland General Corporation Laws on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global raised the equity capital for its real estate investments through two public offerings from August 2009 through April 2014. Hines Global continues to offer up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Collectively, through its public offerings, including the DRP Offering, Hines Global raised approximately $2.9 billion as of December 31, 2015. Hines Global engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for its two public offerings.

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

We completed our investment phase during 2015 and have achieved one of our primary investment objectives of investing in a real estate portfolio that is diversified by asset type, geographic area, lease expirations and tenant industries. As of December 31, 2015, we owned interests in 43 real estate investments which contain, in the aggregate, 16.9 million square feet of leasable space, and we believe each investment is suitable for its intended purpose. These investments consisted of:

•	Domestic office investments (11 investments)

•	Domestic other investments (10 investments)

•	International office investments (10 investments)

•	International other investments (12 investments)

We are evaluating various strategic alternatives to execute a liquidity event (i.e., a sale of our assets, our sale or merger, a listing of our shares on a national securities exchange, or another similar transaction).  There is no set timetable for the execution of such an event.

We have no employees. Our business is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of our sponsor, Hines Interests Limited Partnership (“Hines”), under the terms and conditions of an advisory agreement between us, the Operating Partnership and the Advisor (the “Advisory Agreement”). As compensation for these services, we pay or have paid the Advisor asset management, acquisition, debt financing and disposition fees and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the advisory agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay property management and leasing fees in connection with these services. Hines is owned and controlled by or for the benefit of Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 3,700 employees have over 50 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

Acquisition and Investment Policies

We had invested all of the proceeds raised through our public offerings by the end of 2015. We may make additional investments in the future, from time to time. However, these investments will be funded with proceeds from the dispositions of other real estate investments or debt financings. We have invested in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Our principal targeted assets have been investments in properties, and other real estate investments that relate to properties, that have quality construction and desirable locations which can attract quality tenants. These types of investments are generally located in central business districts or suburban markets of major metropolitan cities worldwide. We have invested in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant. See “Item 2. Properties”, for additional information regarding our real estate portfolio.

Financing Strategy and Policies

We have and may continue to use debt financing from time to time for acquisitions, property improvements, lease inducements, tenant improvements, redemptions and other working capital needs. As of December 31, 2015, our portfolio was 45% leveraged based on the values of our real estate investments.

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

We have declared distributions for the months of January 2013 through March 2016 at an amount equal to $0.0017808 per share. Our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We funded 67% of total distributions for 2013, 19% of total distributions for 2014 and 37% of total distributions for 2015 with cash flows from financing activities, which include proceeds from our public offerings and proceeds from our debt financings.

During the years ended December 31, 2015, 2014, and 2013, respectively, we paid $22.0 million, $44.3 million and $83.1 million in acquisition fees and expenses. Under accounting principles generally accepted in the United States (“GAAP”), acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources” for additional information regarding our distributions.

Tax Status

We have elected to be treated as a REIT under the Code. Our management believes that we operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2015, 2014 and 2013 in the accompanying consolidated financial statements.  In 2015, 2014 and 2013, income tax expense recorded by the Company was primarily comprised of foreign income taxes related to the operation of its international properties.

Competition

Numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors compete with us in acquiring properties or making other real estate investments and obtaining creditworthy tenants to occupy such properties, including, but not limited to, Hines Global REIT II, Inc. (“Hines Global II”), Hines Real Estate Investment Trust, Inc. (“Hines REIT”) and other real estate investment vehicles sponsored by Hines. Many of these entities have significant financial and other resources, allowing them to compete effectively with us. Principal factors of competition in our primary business of acquiring properties or making other real estate investments include access to capital, the quality of properties, leasing terms (including rent and other charges and allowances for inducements and tenant improvements), the quality and breadth of tenant services provided, and reputation as an owner and operator of commercial real estate investments in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends of the global, national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, taxes, governmental regulations, legislation and demographic trends.

We believe Hines’ extensive real estate experience and depth and breadth of its organization of 3,700 employees located in over 100 cities across the United States and 19 foreign countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. During the years ended December 31, 2015, 2014, and 2013, respectively, we did not earn more than 10% of total rental revenues from any individual tenant.

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

Risks Related to Our Business in General

If we do not successfully implement a liquidity event, investors may have to hold an investment for an indefinite period.
We are evaluating various strategic alternatives to provide stockholders with liquidity of their investment. A determination to pursue a liquidity event does not create an obligation to conclude the process within a set time. For example, if we adopt a plan of liquidation or enter into a contract to sell or merge the Company, the timing of such transactions may depend on real estate and financial markets, general or local economic conditions and federal income tax effects on our stockholders. We cannot guarantee that we will be able to liquidate all of our assets, sell or merge the Company or otherwise complete a liquidity event on favorable terms, if at all. If we were to adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. Similarly, if we determined to list our common stock on a national securities exchange, the timing would depend in part on the general economic conditions and volatility of the financial markets. If there are delays in pursuing a liquidity event due to market conditions or otherwise, our common stock may continue to be illiquid and investors may, for an indefinite period of time, be unable to convert their shares to cash easily, if at all, and it could adversely affect their overall return.

A prolonged national or world-wide economic downturn or volatile capital market conditions could adversely affect our results of operations and our ability to pay distributions to our stockholders.
If disruptions in the capital and credit markets were to occur again, as have been experienced during recent years, they could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our investment strategy.

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

We may hold funds in investments, including money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. Unusual declines in the financial markets similar to those experienced during the Great Recession, could result in a loss of some or all of these funds. In particular, money market funds may experience intense redemption pressure in such years and have difficulty satisfying redemption requests. As a result, we may not be able to access the cash in our money market investments. In addition, current yields from these investments are minimal.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose any amount of our deposits over federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investments.

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
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter into may contain covenants that limit our ability to further mortgage property, discontinue insurance coverage, or make distributions under certain circumstances. In addition, provisions of our loan agreements may deter us from replacing the Advisor because of the consequences under such agreements and may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

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

We are different in some respects from other investment vehicles sponsored by Hines, and therefore the past performance of such investment vehicles may not be indicative of our future results. In addition, Hines has limited experience in acquiring and operating certain types of real estate investments that we may acquire.

We are one of three publicly-offered real estate investment vehicles that have been sponsored by Hines. We collectively refer to real estate joint ventures, funds and programs as investment vehicles. All but two of the other real estate investment vehicles of Hines and its affiliates were conducted through privately-held entities not subject to either the up-front commissions, fees and expenses associated with our public offerings or all the laws and regulations that govern us, including reporting requirements under the federal securities laws and tax and other regulations applicable to REITs. Hines’ first public fund is concentrating primarily on office buildings in the United States, whereas we and Hines’ third public fund have invested internationally and in a broader array of property types as well as in debt and other instruments.

The past performance of other real estate investment vehicles sponsored by Hines or its affiliates may not be indicative of our future results, and we may not be able to successfully operate our business and implement our investment strategy, which may be different in a number of respects from the operations previously conducted by Hines. In addition, Hines has limited experience in acquiring and operating certain types of real estate investments that we may acquire. For example, a significant amount of real estate investments that have been made by Hines’ other investment vehicles have consisted of acquisitions and development of office or industrial properties or land. Therefore, we may need to use third parties to source or manage investments in which Hines has limited experience, such as retail and multifamily properties. In addition, a significant portion of Hines’ other programs and investments involve development projects. Although we have invested in development projects, we do not anticipate that a significant portion of the proceeds from our public offerings will be invested in development projects. As a result of all of these factors, our stockholders should not rely on the past performance of other investment vehicles sponsored by Hines and its affiliates to predict, or as an indication of, our future performance.

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

We may not be able to retain our key employees. To the extent we are unable to retain and/or find qualified successors for key employees that depart from the Company, our results of operations may be adversely impacted. Our officers and the management of the Advisor also serve in similar capacities for numerous other entities. If Hines or any of its key employees are distracted by these other activities or suffer from adverse financial or operational problems in connection with operations unrelated to us, the ability of Hines and its affiliates to allocate time and/or resources to our operations may be adversely affected. If Hines is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted. We will not provide key-man life insurance policies for any of Hines’ key employees. Please see “— Risks Related to Potential Conflicts of Interest — Employees of the Advisor and Hines will face conflicts relating to time management and allocation of resources and investment opportunities.”

Certain other investment vehicles sponsored by Hines have experienced adverse developments in recent years. For example, in December 2009, Hines REIT suspended its share redemption program, except with respect to redemptions in connection with the death or disability of a stockholder. Hines REIT re-opened its share redemption program with respect to ordinary redemption requests in April 2013. As of December 31, 2015, shares redeemed pursuant to the share redemption program were redeemed at $5.45 per share, with respect to ordinary redemption requests. With respect to requests in connection with the death or disability of a stockholder, commencing with redemptions made on January 1, 2016, shares were redeemed at $6.65 per share. In May 2011, November 2012, April 2013, November 2013, December 2014, and September 2015, Hines REIT’s board of directors determined an estimated per share net asset value, or NAV, of $7.78, $7.61, $6.75, $6.40, $6.50, and $6.65, respectively, each of which was lower than the most recent primary offering price of $10.08 (the offering closed in 2009). The reduction in the estimated NAV between November 2012 and April 2013 was due to Hines REIT’s payment to its stockholders of special distributions in excess of $0.80 per share (all of which represented a return of capital). In addition, Hines REIT decreased its distribution rate in July 2010 and further decreased the rate in April 2013.

In addition to Hines REIT, Hines Global II and HMS Income Fund, Inc. (“HMS”), Hines has sponsored more than 20 privately-offered programs in the past ten years. Several of Hines’ privately-offered programs have experienced adverse economic developments in recent years due to the global financial crisis and deteriorating economic conditions in several European and South American countries, Mexico and several U.S. markets. The adverse market conditions may cause these programs to alter their investment strategy, generate returns lower than originally expected, or ultimately incur losses. There is a risk that we may experience similar adverse developments, as an investment vehicle sponsored by Hines.

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

We may be subject to litigation which could have a material adverse effect on our business and financial condition.
We may be subject to litigation, including claims relating to our operations, offerings, unrecognized pre-acquisition contingencies and otherwise in the ordinary course of business. Some of these claims may result in potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of claims that may arise in the future. Resolution of these types of matters against us may result in our payment of significant fines or settlements, which, if not insured against, or if these fines and settlements exceed insured levels, would adversely impact our earnings and cash flows. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.

Our business could suffer in the event the Advisor, our transfer agent or any other party that provides us with services essential to our operations experiences system failures or cyberincidents or a deficiency in cybersecurity.
The Advisor, our transfer agent and other parties that provide us with services essential to our operations are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.  A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that may include, but is not limited to, gaining unauthorized access to systems to disrupt operations, corrupt data, steal assets or misappropriate confidential information, such as confidential stockholder records. As reliance on technology in our industry has increased, so have the risks posed to our systems, both internal and those we have outsourced. In addition, the risk of a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and instructions from around the world have increased.  The remediation costs and lost revenues experienced by a victim of a cyber incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. There also may be liability for any stolen assets or misappropriated confidential information. Any material adverse effect experienced by the Advisor, our transfer agent and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.

Risks Related to Investments in Real Estate

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Therefore, stockholders’ investment in our common stock will be subject to greater risk to the extent that we lack a geographically diversified portfolio.  For example, based on our pro-rata share of the estimated market value of the real estate investments in which we owned interests as of December 31, 2015, approximately 11% of our portfolio consists of properties located in London, England and 11% of our portfolio consists of two properties located in Seattle, Washington, respectively. Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets. Please see “Item 2. Properties — Market Concentration.”

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in these industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on our pro-rata share of space leased to tenants as of December 31, 2015, 30% of our space is leased to tenants in the transportation and warehousing industry, 20% is leased to tenants in the retail industry and 11% is leased to tenants in the finance and insurance industry. Please see “Item 2. Properties — Industry Concentration.”

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

Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make distributions to our stockholders.

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

Numerous real estate companies that operate in the markets in which we may operate will compete with us in acquiring real estate investments and obtaining creditworthy tenants to occupy such properties or the properties owned by such investments. Two such companies with whom we may compete for tenants are Hines REIT and Hines Global REIT II. Such competition could adversely affect our business. There are numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors that will compete with us in seeking investments and tenants for properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or investments or lower our occupancy rates and the rent we may charge tenants. In addition, the arrival of new competitors in the immediate areas where we have assets could require unplanned investments in our assets, which may adversely affect us. We may also have difficulty in renewing leases or in leasing to new tenants, which may lead to a reduction in our cash flow and operating income, since the proximity of new competitors could divert existing or new tenants to such competitors, resulting in vacancies.

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

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Therefore, we may not be able to dispose of properties promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our ability to make distributions to stockholders. In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure stockholders that we will have funds available to correct such defects or to make such improvements.

Our ability to sell our properties may also be limited by our desire to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to avoid such characterization and to take advantage of certain safe harbors under the Code, we may determine to hold our properties for a minimum period of time, generally two years.

The sale of properties may cause us to incur penalty taxes, fail to maintain our REIT status, or own and sell properties through Taxable REIT Subsidiaries (“TRS”), each of which would diminish the return to our stockholders.

The sale of one or more of our properties may be considered a prohibited transaction under the Code. Any “inventory-like” sales could be considered such a prohibited transaction. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all net gain that we derive from such sale would be subject to a 100% penalty tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includible in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) property sales by the REIT do not exceed at least one of the following thresholds: (a) seven sales in the current year; (b) sales in the current year that do not exceed 10% of the REIT’s assets as of the beginning of the year (as measured by either fair market value or tax basis); or (c) sales in the current year that do not exceed 20% of the REIT’s assets as of the beginning of the year, and sales over a three-year period do not exceed, on average, 10% per annum of the REIT’s assets, in each case as measured by either fair market value or tax basis. Given our investment and operating strategy, the sale of one or more of our properties may not satisfy the above prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not satisfy the safe harbor, we may be able to avoid the prohibited transaction tax if we hold and sell the property through a TRS. In that case, any gain would be taxable to the TRS at regular corporate income tax rates. We may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the prohibited transaction tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could assert that the disposition constitutes a prohibited transaction. If such an assertion were successful, all of the net gain from the sale of the property will be payable as a tax which will have a negative impact on cash flow and the ability to make cash distributions.

As a REIT, the value of our ownership interests held in our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter (20% commencing in 2018). If the IRS were to determine that the value of our interests in all of our TRSs exceeded 25% of the value of our total assets at the end of any calendar quarter (or 20% after 2017), then we could fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25% (or 20%) of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, generally no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of the Company’s TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of the Company’s gross income with respect to such year.

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

High levels of unemployment could adversely affect the occupancy and rental rates of any multifamily residential properties we own, with high-quality multifamily communities suffering even more severely.

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

For example, recent events in Russia and Ukraine could adversely affect our real estate investments in Russia. We currently have two real estate investments in Moscow, representing $166.9 million of equity or approximately 2% of our total invested equity. We believe the primary risk to our real estate investments resulting from unfolding events in Ukraine is the potential for the crisis to escalate to the point of significant and prolonged destabilization of the Russian economy, as well as the impact of potential long-term sanctions imposed on Russia by the United States and Europe. These risks could adversely impact ongoing valuations and operating performance of our Russian real estate investments, as well as their ultimate liquidity.

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

Hines Global owned a 99.99% general partner interest in the Operating Partnership as of December 31, 2015. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. Hines Global REIT Associates Limited Partnership owns the special units of the Operating Partnership (the “Special OP Units”), which were issued as consideration for an obligation by Hines and its affiliates to perform services in connection with our real estate operations. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

Stockholders do not have preemptive rights to acquire any shares issued by us in the future. Therefore, investors may experience dilution of their equity investment if we:

•	sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan;

•	sell securities that are convertible into shares, such as units of the Operating Partnership (“OP Units”);

•	at the option of the Advisor, issue OP Units to pay for certain fees;

•	issue OP Units or common shares to the Advisor or affiliates in exchange for advances or deferrals of fees;

•	issue shares in a private offering; or

•	issue shares to sellers of properties acquired by us in connection with an exchange of partnership units from the Operating Partnership.

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

If Hines Global, the Operating Partnership or any subsidiary owns assets that qualify as “investment securities” as such term is defined under the Investment Company Act and the value of such assets exceeds 40% of the value of its total assets, the entity could be deemed to be an investment company. In that case the entity would have to qualify for an exemption from registration as an investment company in order to operate without registering as an investment company. Certain of the subsidiaries that we may form in the future could seek to rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of that Act, which is available for, among other things, entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of an entity’s portfolio must be comprised of qualifying assets and at least another 25% of such entity’s portfolio must be comprised of real estate-related assets (as such terms are used under the Investment Company Act) and no more than 20% of such entity’s portfolio may be comprised of miscellaneous assets. Qualifying assets for this purpose include certain mortgage loans and other assets, such as whole pool agency residential mortgage backed securities (“RMBS”) that the SEC staff, in various no-action letters, has determined are the functional equivalent of mortgage loans for the purposes of the Investment Company Act. We intend to treat as real estate-related assets non-agency RMBS, commercial mortgage backed securities, debt and equity securities of companies primarily engaged in real estate businesses, agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets and/or real estate-related assets.

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

If we seek to list our shares on an exchange as a way of providing our stockholders with a liquidity event, we may consider internalizing the functions performed for us by the Advisor. An internalization could take many forms, for example, we may hire our own group of executives and other employees or we may acquire the Advisor or its respective assets including its existing workforce. Any internalization could result in significant payments, including in the form of our stock, to the owners of the Advisor as compensation, which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in Hines. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of: (i) the costs of being self-managed; (ii) our inability to effectively integrate a new staff of managers and employees; or (iii) our inability to properly replicate the services provided previously by the Advisor or its affiliates. Additionally, internalization transactions have also, in some cases, been the subject of litigation and even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in real estate investments or to pay distributions. In connection with any such internalization transaction, a special committee consisting of our independent directors will be appointed to evaluate the transaction and to determine whether a fairness opinion should be obtained.

Risks Related to Potential Conflicts of Interest

We compete with affiliates of Hines for real estate investment opportunities and some of these affiliates have preferential rights to accept or reject certain investment opportunities in advance of our right to accept or reject such opportunities.

Hines has existing real estate joint ventures, funds and programs, which we collectively refer to as investment vehicles, with investment objectives and strategies similar to ours including Hines REIT and Hines Global II. Because we compete with these investment vehicles for investment opportunities, Hines faces conflicts of interest in allocating investment opportunities between us and these other investment vehicles. We have limited rights to specific investment opportunities located by Hines. Some of these entities have a priority right over other Hines investment vehicles, including us, to accept investment opportunities that meet certain defined investment criteria. Because we and other Hines investment vehicles rely on Hines to present us with investment opportunities, these rights will reduce our investment opportunities. Therefore, we may not be able to invest in, or we may only invest indirectly with or through another Hines-affiliated investment vehicles in, certain investments we otherwise would make directly. To the extent we invest in opportunities with another investment vehicles affiliated with Hines, we may not have the control over such investment we would otherwise have if we owned all of or otherwise controlled such assets.

We do not have priority rights to specific investment opportunities identified by Hines. Our right to participate in Hines’ investment allocation process terminated when we fully invested the proceeds of our public offerings. Accordingly, Hines will decide, in its discretion, subject to any priority rights it grants or has granted to other Hines-managed or otherwise affiliated investment vehicles, how to allocate such opportunities among us, Hines and other Hines real estate investment vehicles. Because we do not have a right to accept or reject any investment opportunities before Hines or one or more Hines real estate investment vehicles have the right to accept such opportunities, and are otherwise subject to Hines’ discretion as to the investment opportunities we will receive, we may not be able to review and/or invest in opportunities which we would otherwise pursue if we were the only real estate investment vehicle sponsored by Hines or had a priority right in regard to such investments. We are subject to the risk that, as a result of the conflicts of interest between Hines, us and other investment vehicles sponsored or managed by or affiliated with Hines, and the priority rights Hines has granted or may in the future grant to any such other real estate investment vehicles, we may not be offered favorable investment opportunities identified by Hines when it would otherwise be in our best interest to accept such investment opportunities, and our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment may be adversely impacted thereby.

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

We do not have employees. Pursuant to a contract with Hines, we rely on employees of Hines and its affiliates to manage and operate our business and they are contractually bound to devote the time and attention reasonably necessary to conduct our business in an appropriate manner. Our officers and the officers and employees of the Advisor, Hines and its affiliates hold similar positions in numerous entities and they may from time to time allocate more of their time to service the needs of such entities than they allocate to servicing our needs. Hines is not restricted from acquiring, developing, operating, managing, leasing or selling real estate through entities other than us and Hines will continue to be actively involved in real estate operations and activities other than our operations and activities. Hines currently controls and/or operates other entities that own properties in many of the markets in which we will seek to invest. Hines spends a material amount of time managing these properties and other assets unrelated to our business. We lack the ability to manage it without the time and attention of Hines’ employees.

Hines and its affiliates are general partners and sponsors of other investment vehicles having investment objectives and legal and financial obligations similar to ours. Because Hines and its affiliates have interests in other investment vehicles and also engage in other business activities, they may have conflicts of interest in allocating their time and resources among our business and these other activities. Our officers and directors, as well as those of the Advisor, own equity interests in entities affiliated with Hines from which we may buy properties. These individuals may make substantial profits in connection with such transactions, which could result in conflicts of interest. Likewise, such individuals could make substantial profits as the result of investment opportunities allocated to entities affiliated with Hines other than us. As a result of these interests, they could pursue transactions that may not be in our best interest.

Hines may face conflicts of interest if we sell properties to Hines.

We may in the future sell properties to Hines and affiliates of Hines. Hines, its affiliates and its employees (including our officers and directors) may make substantial profits in connection with such transactions. We must follow certain procedures when selling assets to Hines and its affiliates. Hines may owe fiduciary and/or other duties to the purchaser in these transactions and conflicts of interest between us and the purchaser could exist in such transactions. Because we are relying on Hines, these conflicts could result in transactions based on terms that are less favorable to us than we would receive from a third party.

Hines and its affiliates may face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in our stockholders’ best interest.
Hines, the Advisor and their affiliates receive substantial fees from us in return for their services and these fees could influence the Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	Property dispositions in circumstances where Hines or an affiliate of Hines manages the property and earns significant fees for managing the property;

•	Property acquisitions, which may allow the Advisor or its affiliates to earn additional acquisition, asset management and other fees; and

•	Various liquidity events.

Further, the Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Similarly, the Advisor has incentives to recommend that we purchase properties using debt financing since the acquisition fees that we pay to the Advisor could increase if we raise the level of debt financing in connection with the acquisition of certain properties. Certain potential acquisition fees and asset management fees paid to the Advisor and property management and leasing fees paid to Hines and its affiliates would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. The Advisor is also entitled to a fee equal to a percentage of the total consideration paid in connection with a disposition. This fee may incentivize the Advisor to recommend the disposition of a property or properties through a sale, merger, or other transaction that may not be in our best interests at the time. In addition, the premature disposition of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, the Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its and its affiliates’ compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to compensation from us to the Advisor and its affiliates could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay our stockholders distributions or result in a decline in the value of our stockholders’ investment.

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

All of our officers and non-independent directors are also officers and directors of the Advisor and/or other entities controlled by Hines, such as the advisor to Hines REIT, the advisor to Hines Global II and the advisor to HMS Income Fund, Inc. Some of these entities may compete with us for investment and leasing opportunities. These personnel owe fiduciary duties to these other entities and their security holders and these duties may from time to time conflict with the fiduciary duties such individuals owe to us and our stockholders. For example, conflicts of interest adversely affecting our investment decisions could arise in decisions or activities related to:

•	the allocation of new investments among us and other entities operated by Hines;

•	the allocation of time and resources among us and other entities operated by Hines;

•	the timing and terms of the investment in or sale of an asset;

•	investments with Hines and affiliates of Hines;

•	the compensation paid to the Advisor; and

•	our relationship with Hines in the management of our properties.

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

We believe that the Operating Partnership will be treated as a partnership, and not as an association or a publicly traded partnership for federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or repurchase of partnership units in the Operating Partnership. However, if the Internal Revenue Service, or IRS, successfully determined that the Operating Partnership should be taxed as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute non-deductible distributions in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT, and the imposition of a corporate tax on the Operating Partnership would reduce our amount of cash available for distribution to our stockholders.

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

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gains realized by foreign investors other than “qualified foreign pension plans” on a sale of our common shares would be subject to tax under FIRPTA (unless our common shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% (10% after December 18, 2015) of the value of our outstanding common shares).  Our common shares are not currently traded on an established securities market.

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

We must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets in order to ensure our qualification as a REIT. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (the limit will decrease to 20% after December 31, 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

In some circumstances where an ERISA plan holds an interest in an entity, an undivided interest in the assets of the entity attributable to that interest are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rule under applicable regulations of the U.S. Department of the Treasury. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. In addition, if that were the case, an investment in our common shares might constitute an ineffective delegation of fiduciary responsibility to the Advisor, and expose the fiduciary of the benefit plan to co-fiduciary liability under ERISA for any breach by the Advisor of the fiduciary duties mandated under ERISA. Prior to making an investment in us, potential investors should consult with their legal and other advisors concerning the impact of ERISA and the Code on such investors’ investment and our performance.

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

Investment Risks

There is no public market for our common shares; therefore, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount. The most recently determined estimated per share net asset value of our common shares is an amount that is less than the price some stockholders paid for their shares in our prior public offerings and may be further adjusted in the future.

There is no public market for our common shares, and we do not expect one to develop. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may limit the ability of our stockholders to sell their shares. If they are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay certain up-front fees and expenses, including organization and offering costs, such as issuer costs, selling commissions, and the dealer manager fee and acquisition fees and expenses in connection with our public offerings. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares, without incurring a substantial loss. Stockholders may also experience substantial losses if we dispose of our assets or in connection with a liquidation event. We cannot assure stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, stockholders should consider our common shares as an illiquid and long-term investment, and they must be prepared to hold their shares for an indefinite length of time. On February 22, 2016, our board of directors established an estimated per share NAV of our common stock of $10.24, which is higher than the $10.00 per share primary offering price paid in our first public offering, but lower than the $10.28 and $10.40 per share primary offering prices in our second public offering. For a discussion of how the estimated per share NAV was determined, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information.”

The offering price of our shares under our distribution reinvestment plan may not accurately represent the current value of our assets at any particular time and the actual value of your investment may be substantially less than what you pay.

The offering price for shares of our common stock under our distribution reinvestment plan is equal to the estimated per share NAV most recently determined by our board of directors, as described in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” The estimated per share NAV was calculated as of a moment in time, and the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets. Therefore, the actual value of your investment may be substantially less than what you pay for shares of our common stock under our distribution reinvestment plan. The offering price is not indicative of either the price at which our shares would trade if they were listed on an exchange or actively traded by brokers or of the proceeds that you would receive if we were liquidated or dissolved.

Because we are conducting an ongoing offering pursuant to our distribution reinvestment plan, we are providing information about our net tangible book value per share. As of December 31, 2015, our net tangible book value per share was $5.46, which is less than the offering price for shares of our common stock pursuant to our distribution plan. Net tangible book value is a rough approximation of value calculated simply as total book value of assets minus total liabilities (all of which are adjusted for noncontrolling interests). It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, (iii) the substantial fees paid in connection with our two prior public offerings, such as selling commissions and marketing fees, all or a portion of which were re-allowed by our dealer manager to participating broker dealers and (iv) the fees and expenses paid to the Advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments.

Our distributions have been paid using cash flows from financing activities, including proceeds from our public offerings and proceeds from debt financings and some or all of the distributions we pay in the future may be paid from debt financings or sources such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. The use of sources other than our cash flow from operations to fund distributions could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders’ investment.

Our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source when we do not have sufficient cash flow from operations to fund such distributions.  We may choose to use advances, deferrals or waivers of fees, if available, from the Advisor or affiliates, borrowings, and/or proceeds from the sale of assets or other sources to fund distributions to our stockholders. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. The Advisor agreed to waive the asset management fee otherwise payable to it pursuant to our Advisory Agreement for each quarter in 2012 and 2013, to the extent that our MFFO for a particular quarter, as disclosed in each quarterly report, amounted to less than 100% of the aggregate distributions declared for such quarter. The Advisor waived a total of $12.2 million through the expiration of this waiver on December 31, 2013. As a result of the waiver of these fees, cash flows from operations that would have been paid to the Advisor for asset management fees were available to pay distributions to stockholders. In addition, the Advisor agreed to waive asset management fees otherwise payable to it for the years ended December 31, 2014 and 2015, to the extent that our MFFO for those years, as disclosed in our Annual Report on Form 10-K for those years, amounted to less than 100% of the aggregate distributions declared to our stockholders for such year. However, because MFFO exceeded distributions declared to our stockholders during those years, the Advisor did not waive any asset management fees for such periods.

Although the Advisor agreed to these waivers in prior years, the Advisor and affiliates are under no obligation to advance funds to us or to defer or waive fees in order to support our distributions. Our distributions have been funded from sources other than cash flows from operations. For example, 67% of total distributions for 2013, 19% of total distributions for 2014 and 37% of total distributions for 2015 were funded with cash flows from financing activities, which include proceeds from our public offerings and proceeds from debt financings. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by the Advisor and cash resulting from a waiver or deferral of fees. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings, to fund distributions, then we will have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, our stockholders overall return may be reduced and it may result in the dilution of our stockholders’ investment. In addition, the Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in us. Furthermore, to the extent distributions exceed cash flows from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

We have reduced our distribution rate in the past and cannot guarantee that distributions will continue to be paid at the current rate or at all.

Commencing with distributions for the month of January 2012, as a result of market conditions and our goal of increasing our distribution coverage, our board of directors declared distributions in an amount equal to $0.0017808 per share, per day. This amount, which our board of directors has continued to declare through March 2016, was a decrease from the distribution amount of $0.00191781 per share, per day, which had been declared by our board of directors in each prior quarter since October of 2009. There can be no assurance that the current distribution rate will be maintained.

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

Under our share redemption program, shares currently may be repurchased at varying prices depending on the number of years the shares have been held and whether the redemptions are sought upon a stockholder’s death or disability. The estimated per share NAV may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program at a price that reflects the then-current market value of the shares. In addition, as we consider strategic alternatives for a potential liquidity event, our stockholders should be aware of the possibility that the amount they may receive if their shares of our common stock are redeemed may be higher or lower than the amount they may receive if we execute a liquidity event. However, there is no set timetable for the execution of such an event. If, at the time of redemption, the actual value of the shares is less than the redemption price, then it would cause the redemption to be dilutive to our remaining stockholders. Alternatively, if the actual value of the shares that we redeem is equal to or more than the most recently announced estimated per share NAV, then a redeeming stockholder will not benefit from any increase in the value of the underlying assets.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.
Greenberg Traurig, LLP acts as legal counsel to us and also represents the Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Greenberg Traurig, LLP may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of the Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected, which may result in us incurring additional fees and expenses. Moreover, should a conflict of interest not be readily apparent, Greenberg Traurig, LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.

The fees we pay and the agreements entered into with Hines and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to the Advisor, Hines and other affiliates for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Hines and its affiliates, including the Advisor and us, were not negotiated at arm’s-length. Such agreements include our Advisory Agreement, and property management and leasing agreements. A third party unaffiliated with Hines may be willing and able to provide certain services to us at a lower price.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We make real estate investments directly and through entities wholly-owned by the Operating Partnership, or indirectly through other entities. As of December 31, 2015, we owned interests in 43 real estate investments which contain, in the aggregate, 16.9 million square feet of leasable space that was 96% leased.

The following table provides additional information regarding each of the properties we owned an interest in as of December 31, 2015:

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased
Domestic Office Investments
Hock Plaza	Durham, North Carolina	Office	9/2010; $97.9	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	Office	11/2010; $185.0	7.4%	698,606	97%
250 Royall	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	95%
9320 Excelsior	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	282,773	100%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	99%
The Campus at Playa Vista	Los Angeles, California	Office	5/2013; $216.6	5.7%	324,955	100%
2300 Main	Irvine, California	Office	8/2013; $39.5	6.4%	132,064	100%
55 M Street	Washington, D.C.	Office	12/2013; $140.9	4.8%	267,339	98%
The Summit	Bellevue, Washington	Office	3/2015; $316.5	5.6%	518,888	96%
Total for Domestic Office Investments					4,033,819	98%

Domestic Other Investments (4)
Southpark	Austin, Texas	Industrial	10/2010; $31.2	8.5%	372,125	100%
Komo Plaza	Seattle, Washington	Mixed-Use	12/2011; $160.0	7.9%	293,727	91%
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	380,313	98%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,477	100%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	762,762	92%
The Rim	San Antonio, Texas	Retail	2/2014, 4/2015, & 12/2015: $247.8	5.9%	931,122	100%
@1377	Atlanta, Georgia	Multi-family	3/2014: $31.9	7.0% (5)	186,035	95%
WaterWall Place	Houston, Texas	Multi-family	7/2014; $64.5	7.8% (5)	316,299	93%
Aviva Coral Gables	Miami, Florida	Multi-family	4/2015; $62.0	7.4% (5)	248,504	87%
Total for Domestic Other Investments					3,808,364	96%

International Office Investments
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	94,306	58%
100 Brookes St.	Brisbane, Australia	Office	7/2012; $67.6	10.5%	105,637	100%
Mercedes Benz Bank	Stuttgart, Germany	Office	2/2013; $70.2	8.8%	255,927	100%
465 Victoria	Sydney, Australia	Office	2/2013; $90.8	8.0%	171,657	98%
One Westferry Circus	London, England	Office	2/2013; $124.6	7.4%	221,019	100%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,182	93%
825 Ann	Brisbane, Australia	Office	4/2013; $128.2	8.0%	206,505	97%
Perspective Defense	Paris, France	Office	6/2013; $165.8	8.5%	289,663	100%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	455,687	100%
818 Bourke	Melbourne, Australia	Office	10/2014; $135.6	7.1%	259,589	79%
Total for International Office Properties					2,544,172	95%

International Other Investments
Brindleyplace Project	Birmingham, England	Mixed-Use	7/2010; $282.5	7.0%	567,478	96%
FM Logistic	Moscow, Russia	Industrial	4/2011 $70.8	11.2%	748,578	100%
Poland Logistics Portfolio	Poland (6)	Industrial	3/2012 & 10/2012; $157.2	8.1%	2,345,976	89%
Fiege Mega Centre	Erfurt, Germany	Industrial	10/2013; $53.6	7.7%	952,540	100%
Simon Hegele Logistics	Forchheim, Germany	Industrial	6/2014 & 1/2015; $78.9	7.5%	608,006	100%
Harder Logistics Portfolio	Germany (7)	Industrial	4/2015 & 12/2015; $126.5	7.3%	1,287,065	93%
Total for International Other Investments					6,509,643	94%
Total for All Investments					16,895,998	96%	(8)

(1)
On December 31, 2015, the Company effectively owned a 99.99% interest in the properties listed, with the exception of the Brindleyplace Project, @1377, WaterWall Place, and Aviva Coral Gables, through the ownership interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. We own a 60% interest in the Brindleyplace Project through our investment in the Brindleyplace JV, a 93% interest in WaterWall Place through our investment in the WaterWall Place JV, a 83% interest in Aviva Coral Gables through our investment in the Aviva Coral Gables JV, and a 51.7% interest in @1377 through our equity method investment in @1377.

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

The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of each property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions, with respect to each property, that in-place tenants will continue to perform under their lease agreements during the 12 months following our acquisition of the property.  In addition, with respect to the Brindleyplace Project, Hock Plaza, Southpark, Fifty South Sixth, Komo Plaza, the Poland Logistics Portfolio, the Minneapolis Retail Center, 465 Victoria, One Westferry Circus, Riverside Center, 825 Ann, the Campus at Playa Vista, the Markets at Town Center, the Avenue at Murfreesboro, 55 M Street, 818 Bourke, and The Summit, the projected property revenues in excess of expenses include assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.

(4)	The Domestic Other Investments presented in the table excludes the Flagship Capital JV. This investment is described in more detail below under “Other Real Estate Investments.”

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

(6)	The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(7)	The Harder Logistics Portfolio is comprised of three logistic buildings located in Nuremberg, Karlsdorf, and Duisburg, Germany.

(8)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 96%.

Other Real Estate Investments

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to initially provide real estate loans. The joint venture has six loans receivable, totaling $38.8 million, outstanding as of December 31, 2015. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP.

•
The Rim Loan Receivable — We have committed to provide construction financing to the developer of four additional retail parcels at The Rim, an outdoor retail center located in San Antonio, Texas. In April 2015, we completed the acquisition of the first of these additional parcels, consisting of 259,316 square feet. In December 2015, we completed the acquisition of an additional parcel, consisting of 28,901 square feet. The total amount of the financing commitment, as amended in April and December 2015, is $20.8 million. As of December 31, 2015, the Company had loans of $12.7 million outstanding to the developer. The Company is not affiliated with the developer of the project.

Investment Type

Our portfolio is comprised of investments in a variety of real estate asset classes, including office, mixed-use, retail, industrial and multi-family properties as well as real estate-related debt investments. The following chart depicts the percentage of our portfolio’s investment types based on our pro-rata share of the estimated value of each of our investments as of December 31, 2015. The estimated values of our real estate property investments were based on their appraised values as of December 31, 2015 except for values of our real estate-related debt investments, which were based on the amounts outstanding under each loan as of December 31, 2015.

Lease Expirations

The following table lists our pro-rata share of the scheduled lease expirations and related expiring base rents for each of the years ending December 31, 2016 through December 31, 2025 and thereafter for all of the properties in which we owned an interest as of December 31, 2015. The table also shows the approximate leasable square feet represented by the applicable lease expirations (1):

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	Percent of Total Annual Base Rental Income
Vacant	—	682,733	4.2%	$—	—%
2016	87	1,144,275	7.1%	$33,093,194	9.4%
2017	95	2,956,811	18.4%	$40,972,978	11.5%
2018	102	1,424,610	8.8%	$35,541,729	10.1%
2019	50	1,373,287	8.5%	$41,451,948	11.8%
2020	67	1,292,296	8.0%	$36,778,215	10.4%
2021	29	678,912	4.2%	$27,833,043	7.9%
2022	23	469,745	2.9%	$23,822,189	6.8%
2023	32	902,997	5.6%	$25,052,893	7.1%
2024	27	1,654,071	10.2%	$17,828,715	5.1%
2025	38	332,383	2.1%	$8,733,352	2.5%
Thereafter	39	3,233,039	20.0%	$61,241,850	17.4%

(1)	The table excludes amounts related to multi-family projects and investments in real estate-related debt.

Market Concentration

The map below depicts the location of our real estate investments. Approximately 62% of our portfolio is located throughout the United States and approximately 38% is located internationally (based on our pro rata share of the estimated value of each of the investments). The estimated values of our real estate property investments were based on their appraised values as of December 31, 2015 except for values of our real estate-related debt investments, which were based on the amounts outstanding under each loan as of December 31, 2015.
The following table provides a summary of the market concentration of our portfolio based on our pro-rata share of the estimated value of each of the investments in which we owned interests as of December 31, 2015.

Market	Market Concentration (1) (2)
London, United Kingdom	11%
Seattle, Washington	11%
Minneapolis, Minnesota	10%
Boston, Massachusetts	7%
Los Angeles, California	6%
San Antonio, Texas	6%
San Francisco, California	5%
Warsaw, Poland	4%
Birmingham, United Kingdom	4%
Nashville, Tennessee	4%
Brisbane, Australia	3%
Jacksonville, Florida	3%
Paris, France	3%
Washington, DC	3%

(1)	Includes investments in real estate-related debt.

(2)
Excluded from the table is approximately 20% of our portfolio, which is made up of markets which are individually less than 3% of our portfolio and includes: Durham, North Carolina; Houston, Texas; Sydney, Australia; Stuttgart, Germany; Katowice, Poland; Erfurt, Germany; Miami, Florida; Austin, Texas; Duisburg, Germany; Karlsdorf, Germany; Wroclaw, Poland; Orange County, California; Atlanta, Georgia; Dallas, Texas; Melbourne, Australia; Nuremberg, Germany; and Moscow, Russia.

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of the properties in which we owned interests based on our pro-rata share of their leased square footage as of December 31, 2015:

Industry	Industry Concentration (1) (2)
Transportation and Warehousing	30%
Retail	20%
Finance and Insurance	11%
Information	6%
Manufacturing	5%
Educational Services	3%
Health Care	3%
Other Professional Services	3%
Utilities	3%

(1)	Industry concentration does not include multi-family properties or investments in real estate-related debt.

(2)
Excluded from the table is approximately 16% of our portfolio, which is made up of industries which are individually less than 3% of our portfolio and includes: administrative and support services, agriculture, arts, entertainment and recreation, construction, hospitality, government, other services, real estate, wholesale trade, oil and gas, accounting, and legal services.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 28, 2016, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2015, we had 274.5 million common shares outstanding, held by a total of approximately 64,000 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offerings in their effort to comply with National Association of Securities Dealers (“NASD”) Rule 2340, we disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we plan to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares and such statements should not be used for any other purpose. On February 22, 2016, our board of directors determined a new estimated per share net asset value, or NAV, of $10.24 as of December 31, 2015. This new estimated per share NAV represents an 8% increase over the previously determined estimated per share NAV of $9.44 as of December 31, 2014. Our estimated per share NAV was determined utilizing the guidelines established by the Investment Program Association Practice Guideline 2013-01 – “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013 except that it includes the estimate of closing costs that we would expect to incur related to a future potential liquidity event. Our deemed estimated per share NAV is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities, and should not be used for any other purpose. We cannot assure you that this deemed estimated value, or the method used to establish such value, complies with the ERISA or IRS requirements. It is currently anticipated that the estimated per share NAV will next be determined in 2017.

Methodology

We engaged Cushman & Wakefield, Inc. (“Cushman”) a division of which is an independent third party real estate advisory and consulting firm, to provide, or cause its subsidiaries to provide, appraised values of our domestic real estate property investments as of December 31, 2015. These appraisals were performed in accordance with Uniform Standards of Professional Appraisal Practice. Cushman has extensive experience in conducting appraisals and valuations on real properties and each of our appraisals was prepared by personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) designation.

Additionally, we engaged Knight Frank, LLP (“Knight Frank”) an independent third party real estate advisory and consulting services firm, to provide appraised values of our international real estate investments as of December 31, 2015. These appraisals were performed in accordance with the professional standards as published by the Royal Institution of Chartered Surveyors, with the exception of our Australian real estate property investments, in which case the appraisals were performed in accordance with the Australian Property Institute and the International Valuation Standards.

We also engaged Jones Lang LaSalle Incorporated (“JLL”), an independent third party real estate advisory and consulting services firm, to perform valuations of our debt obligations as of December 31, 2015.

In establishing the estimated per share NAV of $10.24, in addition to using the appraised values of our real estate property investments and values of the our debt obligations, our board of directors also included in its determination the values of other assets and liabilities such as cash, tenant and loan receivables, accounts payable and accrued expenses, distributions payable and other assets and liabilities, all of which were valued at cost and an estimate of closing costs that we would expect to incur in relation to a future potential liquidity event. No liquidity discounts or discounts relating to the fact that we are externally managed were applied to the estimated per share NAV and no attempt was made to value Hines Global as an enterprise. Additionally, the estimated per share NAV was reduced by the value of noncontrolling interests owned by other parties in real estate investments that are not wholly-owned by the Company, including the Brindleyplace Project, @1377, WaterWall Place, Aviva Coral Gables, and the Flagship Capital Joint Venture.

Additionally, we engaged Cushman to assess the reasonableness of our new estimated per share NAV. In doing so, Cushman utilized their appraised values as described above, the appraised values provided by Knight Frank, the valuations of our debt obligations provided by JLL and information provided by management regarding balances of cash, tenant and loan receivables, accounts payable and accrued expenses, distributions payable and other assets and liabilities and an estimate of closing costs that we would expect to incur in relation to a future potential liquidity event. Cushman concluded that the new estimated per share NAV determined by our board of directors was reasonable.

The aggregate appraised value of our real estate property investments as of December 31, 2015 was $5.5 billion, including amounts attributable to noncontrolling interests, which represents a 6.5% net increase when compared to the previously determined appraised value of our assets as of December 31, 2014 (including adjustments for properties acquired during 2015 and the effect of properties disposed of during 2015).  This 6.5% net increase resulted from 9.9% appreciation in the aggregate appraised values of our real estate property investments offset by 3.4% dilution resulting from the devaluation of foreign currencies against the U.S. dollar.

The aggregate appraised value of our real estate property investments also represented a 14.6% increase compared to the net purchase price of the real estate property investments of $4.8 billion, excluding closing costs, transaction fees and additional capital investments since acquisition. The table below sets forth the calculation of our estimated per share NAV as of December 31, 2015 and our previous estimated per share NAV as of December 31, 2014 and 2013:

	December 31, 2015		December 31, 2014		December 31, 2013
	Gross Amount (in millions)	Per Share	Gross Amount (in millions)	Per Share	Gross Amount (in millions)	Per Share
Real estate property investments	$5,468	$19.92	$4,650	$17.18	$4,001	$16.04
Other assets	251	0.91	288	1.07	402	1.61
Debt obligations and other liabilities	(2,678)	(9.75)	(2,290)	(8.46)	(2,123)	(8.51)
Noncontrolling interests	(124)	(0.45)	(94)	(0.35)	(61)	(0.24)
Net Asset Value before closing costs	$2,917	$10.63	$2,554	$9.44	$2,219	$8.90
Estimated closing costs	(107)	(0.39)	—	—	—	—
Estimated NAV	$2,810	$10.24	$2,554	$9.44	$2,219	$8.90
Shares outstanding	274		271		249

Our board of directors determined the estimated per share NAV by (i) utilizing the appraised values of our real estate property investments of approximately $5.5 billion and adding our other assets comprised of our cash, tenant and other receivables, loans receivable and other assets of $251 million, (ii) subtracting the values of our debt obligations and other liabilities comprised of our accounts payable and accrued expenses, due to affiliates, distributions payable and other liabilities of $2.7 billion, as well as amounts related to noncontrolling interests of $124 million, (iii) subtracting an estimate of closing costs that we would expect to incur in relation to a future potential liquidity event of $107 million, and (iv) dividing the total by our common shares outstanding as of December 31, 2015 of 274 million, resulting in an estimated per share NAV of $10.24.

The primary drivers of the change in the estimated per share NAV value from $9.44 in December 2014 to $10.24 in December 2015 are as follows:

•	$1.60 per share net increase in the aggregate value of the Company’s real estate investments, which represents a 9.9% net increase in value;

•	$0.26 per share reduction resulting from the effect of devaluation of the Euro, Australian dollar and British pound against the U.S. dollar;

•	$0.39 per share of estimated closing costs that the Company would expect to incur in relation to a future potential liquidity event; and

•	$0.18 per share reduction resulting from capital expenditures primarily related to leasing capital at the Company’s properties.

Other than with respect to the appraised values of our real estate property investments and values of our debt obligations, the values of the assets and liabilities described above were determined based on their cost as of December 31, 2015 and included certain pro forma adjustments primarily related to estimated closing costs that we would expect to incur in relation to a future potential liquidity event. As we consider strategic alternatives for a potential liquidity event, management and our board of directors thought it appropriate to include an estimate of the closing costs, including fees, that we would expect to incur related to a potential liquidity event. However, there can be no assurances of the time frame in which we would execute any potential liquidity event or that the closing costs related to a potential liquidity event would be incurred in the amount estimated by our company. No other adjustments were made related to the period from January 1, 2016 through February 22, 2016 because we did not believe they would have a material effect on our estimated per share NAV. Additionally, the calculation of the estimated per share NAV excluded certain items on our unaudited consolidated balance sheet that were determined to have no future value or economic impact on the valuation. Examples include receivables related to straight-line rental revenue and costs incurred to put debt in place. Other items were excluded because they were already considered elsewhere in the valuation. Examples include intangible lease assets and liabilities related to our real estate property investments and costs incurred for capital expenditures that were included in the appraised values of our real estate property investments and the fair values of interest rate swaps and caps, as they were included in the valuation of our debt.

The appraised values provided by Cushman and Knight Frank described above were determined primarily by using methodologies that are commonly used in the commercial real estate industry. For our domestic real estate property investments, these methodologies included discounted cash flow analyses and reviews of current, historical and projected capitalization rates for properties comparable to those owned by us and assume a 10-12 year holding period. Additionally, the multifamily development project appraisals included assumptions regarding projected stabilization. For our international real estate investments, these methodologies included cash flow analyses and going-in capitalization rates for properties comparable to those owned by us. The tables below summarize the key assumptions that were used in the valuations of our real estate property investments.

	Range	Weighted Average
Domestic Real Estate Property Investments
Office/Industrial/Mixed-use/Retail
Exit capitalization rate	5.00% - 7.50%	6.04%
Discount rate/internal rate of return	6.00% - 8.50%	6.86%
Multi-Family
Exit capitalization rate	4.75% - 5.00%	4.90%
Discount rate/internal rate of return	6.00% - 6.50%	6.30%
International Real Estate Property Investments
Office/Industrial/Mixed-use
Going-in capitalization rate	4.63% - 13.78%	6.26%

As with any valuation methodology, the methodology used to determine the estimated per share NAV was based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive an estimated per share NAV that could be significantly different from the estimated per share NAV determined by our board of directors. While our board of directors believes that the assumptions used in determining the appraised values of our real estate property investments are reasonable, a change in these assumptions would impact the calculation of such values. For example, assuming all other factors remained unchanged, an increase in the average discount rate of 25 basis points would yield a decrease in the appraised values of our domestic real estate property investments of 1.7%, while a decrease in the average discount rate of 25 basis points would yield an increase in the appraised values of our domestic real estate property investments of 2.2%. Likewise, an increase in the average exit capitalization rate of 25 basis points would yield a decrease in the appraised values of our domestic real estate property investments of 2.4%, while a decrease in the average exit capitalization rate of 25 basis points would yield an increase in the appraised values of our domestic real estate property investments of 2.9%. Additionally, an increase in the average going-in capitalization rate of 25 basis points would yield a decrease in the appraised values of our international real estate property investments of 4.2%, while a decrease in the average going-in capitalization rate of 25 basis points would yield an increase in the appraised values of our international real estate property investments of 4.8%.

The estimated per share NAV determined by our board of directors does not represent the fair value of our assets less liabilities in accordance with U.S. generally accepted accounting principles, and such estimated per share NAV is not a representation, warranty or guarantee that (i) a stockholder would be able to realize an amount equal to the estimated per share NAV if such stockholder attempts to sell the his or her shares; (ii) a stockholder would ultimately realize distributions per share equal to the estimated per share NAV upon our liquidation or sale; (iii) shares of our common stock would trade at the estimated per share NAV on a national securities exchange; or (iv) a third party would offer the estimated per share NAV in an arm’s-length transaction to purchase all or substantially all of our shares of common stock. Additionally, the estimated per share NAV is not a statement of our net asset value per share. In addition, we can make no claim as to whether the estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code that are investing in our shares.

Further, the estimated per share NAV was calculated as of a moment in time, and, although the value of shares of our common stock will fluctuate over time as a result of, among other things, developments related to individual assets, purchases and sales of additional assets and the payment of fees and closing costs in connection therewith, changes in the real estate and capital markets, the distribution of sales proceeds to our stockholders (if any) and changes in corporate policies such as our distribution level relative to earnings, we do not undertake to update the estimated per share NAV on a regular basis. As a result, stockholders should not rely on the estimated per share NAV as an accurate measure of the then-current value of shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest distributions by participating in our distribution reinvestment plan and whether to request redemption under our share redemption program.

Distributions

We have declared distributions for the months of January 2013 through March 2016 at an amount equal to $0.0017808 per share, per day. Our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. Therefore, some or all of our distributions may continue to be paid from other sources, such as proceeds from our debt financings, cash advances by the Advisor, and cash resulting from a waiver or deferral of fees. We funded 67% of total distributions for 2013, 19% of total distributions for 2014 and 37% of total distributions for 2015 with cash flows from financing activities, which include proceeds from our public offerings and proceeds from our debt financings. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

During the years ended December 31, 2015 and 2014, respectively, we paid $22.0 million and $44.3 million in acquisition fees and expenses. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital.

 The table below outlines our total distributions declared to stockholders and noncontrolling interests (primarily Moorfield Real Estate Fund II GP Ltd., which was purchased in 2015 by LSREF 3 Laser Holdings (Jersey) Limited (“Laser”) for each of the quarters during the years ended December 31, 2015 and December 31, 2014, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands):

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2015
December 31, 2015	$21,226	$23,695	$44,921	$927
September 30, 2015	21,110	23,648	44,758	835
June 30, 2015	20,770	23,372	44,142	1,643
March 31, 2015	20,375	23,097	43,472	816
Total	$83,481	$93,812	$177,293	$4,221
2014
December 31, 2014	$20,649	$23,628	$44,277	$2,458
September 30, 2014	20,453	23,612	44,065	675
June 30, 2014	20,117	23,211	43,328	855
March 31, 2014	18,336	21,079	39,415	680
Total	$79,555	$91,530	$171,085	$4,668

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

Additionally, the Advisor agreed to waive asset management fees otherwise payable to it for the years ended December 31, 2014 and 2015, to the extent that our MFFO for those years, as disclosed in our Annual Report on Form 10-K for such years, amounted to less than 100% of the aggregate distributions declared to our stockholders for such years. However, because MFFO exceeded distributions declared to our stockholders for the years ended December 31, 2014 and 2015, the Advisor did not waive any asset management fees for those years.

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

For the years ended December 31, 2015 and 2014, respectively, approximately 39.3% and 43.2% of the distributions paid were taxable to the investor as ordinary income and approximately 53.9% and 25.3% were treated as a return of capital for federal income tax purposes. The remaining amounts in each period were treated as capital gains distributions. The primary driver for the increase in return of capital was fewer gains recorded in 2015. The amount of distributions paid and taxable portion in each period are not indicative or predictive of amounts anticipated in future periods.

Recent Sales of Unregistered Securities

On September 29, 2015, 2,648.305 restricted common shares were granted to each of our independent directors, Messrs. Farley, Mitchell, Moody and Shaper. Such shares were granted, as part of their annual compensation for service on our board of directors, without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.

Share Redemption Program

We offer a share redemption program that may allow stockholders who have purchased their shares from us or received their shares through a non-cash transaction, not in the secondary market, and who have held their shares for a minimum of one year, to have their shares redeemed subject to certain limitations and restrictions. We allow redemptions of our shares on a monthly basis. No fees will be paid to Hines in connection with any redemption. Our board of directors may terminate, suspend or amend the share redemption program upon 30 days’ written notice without stockholder approval, which notice shall take the form of a current report on Form 8-K filed at least 30 days prior to the effective date of any such termination, suspension or amendment. On February 20, 2015, we filed a current report on Form 8-K to provide notice to our stockholders of the amendment of our share redemption program to reflect a new formula to determine the price at which shares may be redeemed under the program, which took effect beginning with shares redeemed on or after April 1, 2015. Set forth below are the amended terms of our share redemption program.

Shares will be redeemed at the following prices, unless such shares are redeemed in connection with the death or disability of a stockholder, as described below: (i) the lower of 92.5% of the estimated per share NAV most recently announced by us in a public filing with the SEC as of the applicable date of the redemption (the “Most Recent NAV”) or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares continuously for at least one year; (ii) the lower of 95.0% of the Most Recent NAV or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares continuously for at least two years; (iii) the lower of 97.5% of the Most Recent NAV or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares continuously for at least three years; and (iv) the lower of 100% of the Most Recent NAV or 100% of the price paid to acquire the shares from us for stockholders who have held their shares continuously for at least four years; provided that in each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations or similar actions with respect to our common stock. As noted above, the Most Recent NAV is currently $10.24. In addition, our board of directors, in its sole discretion, may determine at any time to amend the share redemption program to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder.

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

Issuer Redemptions of Equity Securities

All eligible requests for redemptions were redeemed using the proceeds from our distribution reinvestment plan. The following table lists shares we redeemed (in thousands) under our share redemption plan during the quarter ended December 31, 2015, including the average price paid per share.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
October 1, 2015 to October 31, 2015	434,318	$9.23	434,318	383,208
November 1, 2015 to November 30, 2015	569,603	$9.43	569,603	276,023
December 1, 2015 to December 31, 2015	519,365	$9.53	519,365	299,488
Total	1,523,286		1,523,286

(1)	See description of our share redemption program above for a description of the limitations on the number of shares that may be redeemed.

Item 6.  Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except per share amounts).

	2015	2014	2013	2012	2011
Operating Data:
Revenues	$476,873	$456,264	$322,862	$187,240	$95,526
Depreciation and amortization	$186,965	$193,870	$140,187	$84,747	$53,167
Asset management and acquisition fees	$44,522	$53,069	$60,490	$22,006	$20,453
General and administrative	$8,597	$6,782	$5,344	$3,590	$3,129
Income (loss) before benefit (provision) for income taxes	$(436)	$16,648	$(85,062)	$(32,393)	$(55,724)
Benefit (provision) for income taxes	$(4,518)	$(5,806)	$(701)	$(1,147)	$(2,885)
Net income (loss)	$(4,954)	$10,842	$(85,763)	$(33,540)	$(58,609)
Net (income) loss attributable to noncontrolling interests	$(5,677)	$(5,764)	$(3,173)	$(939)	$1,592
Net income (loss) attributable to common stockholders	$(10,631)	$5,078	$(88,936)	$(34,479)	$(57,017)
Basic and diluted income (loss) per common share:	$(0.04)	$0.02	$(0.48)	$(0.30)	$(0.85)
Distributions declared per common share	$0.65	$0.65	$0.65	$0.65	$0.70
Weighted average common shares outstanding - basic and diluted	272,773	263,323	184,412	113,578	67,429
Balance Sheet Data:
Total investment property	$3,267,877	$2,964,699	$2,799,850	$1,482,478	$950,430
Cash and cash equivalents	$136,627	$143,609	$124,859	$97,398	$66,490
Total assets (1)	$4,372,946	$4,115,173	$3,790,062	$2,070,233	$1,372,748
Long-term obligations (1)(2)	$2,545,656	$2,121,223	$1,969,634	$865,246	$638,635

(1)
Effective December 31, 2015, we adopted Accounting Standards Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs”. Accordingly, amounts for each of the prior years were reclassified to conform to the presentation for the current year. See Note 2 to our consolidated financial statements in Item 8 for additional information.

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global”) was incorporated under the Maryland General Corporation Laws on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global raised the equity capital for its real estate investments through two public offerings from August 2009 through April 2014. Hines Global continues to offer up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Collectively, through its public offerings, including the DRP Offering, the Company raised approximately $2.9 billion. Hines Global engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for its public offerings.

One of our primary investment objectives was to invest in a real estate portfolio that is diversified by asset type, geographic area, lease expirations and tenant industries. We had invested all of the proceeds raised through our public offerings by the end of 2015. We may make additional investments in the future, from time to time. However, these investments will be funded with proceeds from the dispositions of other real estate investments or debt financings. We have invested in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Our principal targeted assets have been investments in properties, that have quality construction and desirable locations which can attract quality tenants. These types of investments are generally located in central business districts or suburban markets of major metropolitan cities worldwide. We have invested in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant. See “Item 2. Properties”, for additional information regarding our real estate portfolio.

As of December 31, 2015, we owned interests in 43 real estate investments which contain, in the aggregate, 16.9 million square feet of leasable space. Approximately 62% of our portfolio is located throughout the United States and approximately 38% is located internationally based on our pro rata share of the appraised value of each of the investments. These investments consisted of:

•	Domestic office investments (11 investments)

•	Domestic other investments (10 investments)

•	International office investments (10 investments)

•	International other investments (12 investments)

Discussed below are additional details related to our investments in real estate related debt as of December 31, 2015, Each of these investments is included in our domestic other investments segment. All other investments are operating real estate investments.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has six loans receivable, totaling $38.7 million, outstanding as of December 31, 2015. We are not affiliated with Flagship Capital GP. See Note 5 — Real Estate Loans Receivable for additional information regarding these loans receivable.

•
The Rim Loan Receivable — a variable interest entity ("VIE") that that was formed to provide construction financing to the developer of four additional retail parcels at The Rim, a 931,122 square-foot outdoor retail center located in San Antonio, Texas. The total amount of the financing commitment, as amended in April and December 2015, is $20.8 million. As of December 31, 2015, we had loans of $12.7 million outstanding to the developer. We are not affiliated with the developer of the project.

We are evaluating various strategic alternatives to execute a liquidity event (i.e., a sale of our assets, our sale or merger, a listing of our shares on a national securities exchange, or another similar transaction).  There is no set timetable for the execution of such an event.

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

Any investments in partially owned real estate joint ventures and partnerships are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may exceed its fair value. In such an instance, we will record an impairment charge if we determine that a decline in the value of an investment below its fair value is other than temporary.  Our analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and our intent and ability to hold the investment to full recovery. Based on our analysis of the facts and circumstances at each reporting period, no impairment was recorded related to investments in unconsolidated, partially owned real estate joint ventures for the years ended December 31, 2015, 2014, and 2013. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s investments, impairment charges may be recorded in future periods.

Investment Property and Lease Intangibles

When we acquire a property, we allocate the purchase price of the acquisition based upon our assessment of the fair value of various components, including land, building and improvements, and intangible lease assets and liabilities. Fair value determinations are based on estimated cash flow projections that utilize discount and/or capitalization rates, as well as certain available market information. The fair value of land, building and improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets is based on our evaluation of the specific characteristics of each lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and market rates, the customer’s credit quality and costs to execute similar leases. The fair value of out-of-market leases is calculated as the present value (using a discount rate that reflects the risks associated with the leases) of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease. In estimating carrying costs, we include estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider customer improvements, leasing commissions, legal costs and other related expenses. Initial valuations are subject to change until such information is finalized, which will occur no later than 12 months after the acquisition date.

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the years ended December 31, 2015, 2014, and 2013.

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

Additionally, a real estate loan receivable is considered to be impaired when, based upon current events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. If a real estate loan receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at its effective interest rate or to the value of the underlying collateral if the real estate loan receivable is collateral dependent. Evaluating real estate loans receivable for potential impairment can require management to exercise significant judgment. No impairment charges were recorded for the years ended December 31, 2015, 2014, and 2013.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies for a discussion regarding recent accounting pronouncements and the potential impact, if any, on our financial statements.

Financial Condition, Liquidity and Capital Resources

To date, our most significant demands for funds have been related to the purchase of real estate properties and other real estate-related investments. Specifically, we funded $5.1 billion of real estate investments using $2.9 billion of proceeds from our public offerings and debt proceeds. We invested all of the proceeds raised through our public offerings by the end of 2015. As a result, any real estate investments we may make in the future will be funded using proceeds from the dispositions of other real estate investments and debt proceeds. Other significant demands for funds include the payment of operating expenses, distributions and debt service. Generally, we expect to meet these operating cash needs using cash flows from operating activities.

We have not generated sufficient cash flow from operations to fully fund distributions paid. Therefore some or all of our distributions may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from our distribution reinvestment plan, proceeds from the sales of assets, cash advances by the Advisor, and cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from this offering, cash advances by the Advisor and cash resulting from a waiver or deferral fees.

We believe that the proper use of leverage can enhance returns on real estate investments. As of December 31, 2015, our portfolio was 45% leveraged, based on the values of our real estate investments. At that time, we had $2.6 billion of principal outstanding under our various loan agreements with a weighted average interest rate of 2.3%, including the effects of related interest rate swaps. Approximately $197.2 million of our loans are maturing during 2016. We generally expect to refinance these loans, but we may repay them using our revolving credit facility with JPMorgan Chase Bank, N.A. (the “Revolving Credit Facility”) or other available cash if we are unable to refinance them at satisfactory terms.

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

Net cash provided by operating activities for the year ended December 31, 2015 was $114.9 million compared to $142.4 million for the year ended December 31, 2014. Net cash provided by operating activities was reduced by the payment of acquisition fees and acquisition-related expenses totaling $22.0 million during the year ended December 31, 2015 and $44.3 million during the year ended December 31, 2014. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we funded these expenses with proceeds from our public offerings or other equity capital. Excluding the effect of these fees and expenses, operating cash flows decreased by $49.7 million. The decrease in operating cash flows is primarily due to higher deferred lease costs paid during the year ended December 31, 2015 as well as declines in foreign currency exchange rates against the U.S. dollar.

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

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to payments made for the acquisition of our real estate investments, including deposits for pending acquisitions, capital expenditures at our properties, and activities related to our loans receivable. Additionally, beginning in 2014, cash flows from investing activities includes proceeds received from the sales of our real estate investments. Net cash used in investing activities for the year ended December 31, 2015 decreased $115.3 million compared to the same period in 2014 primarily as a result of less investment in property acquisitions in 2015:

2015

•	We had cash outflows of $511.6 million related to our acquisition of four real estate investments as well as additional phases of The Rim and Simon Hegele Logistics properties.

•	We received proceeds of $30.4 million from the sale of one our properties.

•	We paid $6.7 million in capital expenditures at our operating properties and paid $4.9 million in construction costs at our multi-family development projects in Houston, Texas and Miami, Florida.

•	We made real estate loans of $13.2 million and received proceeds from the collection of real estate loans receivable of $33.6 million.

2014

•	We had cash outflows of $729.7 million related to our acquisition of four real estate investments.

•	We received proceeds of $248.1 million from the sale of two our properties before retiring $132.1 million in related mortgage loans.

•	We paid $7.6 million in capital expenditures at our operating properties and paid $44.1 million in construction costs at our multi-family development projects in Houston, Texas and Miami, Florida.

•	We also paid $15.0 million related to a deposit on a pending acquisition that was completed in 2015.

•	We made real estate loans of $50.6 million and received proceeds from the collection of real estate loans receivable of $19.4 million.

•	We had an increase in restricted cash of $9.2 million primarily related to escrows required by several of our outstanding mortgage loans.

2013

•	We had cash outflows of $1.7 billion related to our acquisition of 13 real estate investments.

•	We paid $11.7 million in capital expenditures at our operating properties and paid $44.4 million in construction costs at our multi-family development projects in Houston, Texas and Miami, Florida.

•	We made real estate loans of $20.0 million and received proceeds from the collection of real estate loans receivable of $12.4 million.

•	We had an increase in restricted cash of $4.6 million related to escrows required by several of our outstanding mortgage loans and security deposits at a property in Warsaw, Poland.

Cash Flows from Financing Activities

Public Offerings

As described previously, we ceased offering primary shares pursuant to our second public offering in April 2014. During the years ended December 31, 2014 and 2013, respectively, we raised proceeds of $378.8 million and $772.7 million from our public offerings, excluding proceeds from the distribution reinvestment plan. In addition, during the years ended December 31, 2015, 2014 and 2013, respectively, we redeemed $57.3 million, $37.7 million and $18.7 million in shares of our common stock through our share redemption program.

In addition to the investing activities described above, we used proceeds from our public offerings of securities to make certain payments to the Advisor, Hines Securities, Inc. (the “Dealer Manager”) and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these included payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to the Advisor for reimbursement of issuer costs. During the years ended December 31, 2014 and 2013, respectively, we made payments of $39.5 million and $84.1 million, for selling commissions, dealer manager fees and issuer costs related to our public offerings. We paid no selling commissions or dealer manager fees during the year ended December 31, 2015 and made only limited payments to the Advisor for issuer costs. The decrease in these payments is due to the closing of our second public offering in April 2014.

Distributions

With the authorization of our board of directors, we declared distributions for the months of January 2013 through March 2016 at an amount equal to $0.0017808 per share, per day. Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. Distributions paid to stockholders (including those reinvested in stock) during the years ended December 31, 2015, 2014 and 2013 were $177.1 million, $168.6 million and $115.3 million, respectively.

Our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We funded 67% of total distributions for 2013, 19% of total distributions for 2014 and 37% of total distributions for 2015 with cash flows from financing activities, which include proceeds from our public offerings and proceeds from our debt financings. Also, during the years ended December 31, 2015, 2014, and 2013, respectively, we paid $22.0 million, $44.3 million and $83.1 million in acquisition fees and expenses. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital.

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

The Advisor also agreed to waive asset management fees otherwise payable to it for the years ended December 31, 2014 and 2015, to the extent that our MFFO for those years as disclosed in our Annual Report on Form 10-K for such years, amounted to less than 100% of the aggregate distributions declared to our stockholders for such years. However, because MFFO exceeded distributions declared to our stockholders for those years, the Advisor did not waive any asset management fees for such periods. During the years ended December 31, 2015, 2014 and 2013, we incurred asset management fees of $35.7 million, $34.9 million and $20.4 million, respectively.

The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests (2)	Sources
Distributions for the Three Years Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities (1)
December 31, 2015	$83,481	$93,812	$177,293	$4,221	$114,905	63%	$66,609	37%
December 31, 2014	$79,555	$91,530	$171,085	$4,668	$142,372	81%	$33,381	19%
December 31, 2013	$56,702	$63,062	$119,764	$3,331	$40,524	33%	$82,571	67%

(1)	Cash flows from financing activities includes proceeds from our public offerings, equity capital contributions from noncontrolling interests and proceeds from debt financings.

(2)
Includes distributions declared by the Brindleyplace JV to Moorfield/Laser related to the operations of the Brindleyplace Project of $3.4 million, $4.3 million and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our Revolving Credit Facility to provide funding for near-term investment or working capital needs. As mentioned previously, our portfolio was 45% leveraged as of December 31, 2015 (based on the values of our real estate investments) with a weighted average interest value of 2.3%.

Below is additional information regarding our loan activities for the years ended December 31, 2015, 2014 and 2013. See Note 6 — Debt Financing for additional information regarding our outstanding debt:

2015

•
We entered into $262.9 million of mortgage financing, related to the acquisition of four operating properties as well as an additional phase of the Simon Hegele Logistics Portfolio, with an aggregate purchase price of $472.7 million. Additionally, our multi-family development projects borrowed $5.1 million to fund construction costs.

•
The Flagship JV borrowed $0.7 million under its revolving credit facility related to the funding of its loans receivable during the period and made payments of $11.0 million on its revolving credit facility.

•	We also borrowed approximately $1.2 billion under our Revolving Credit Facility and made payments of $891.7 million.

•	We received proceeds of $65.0 million on loan modifications related to our loans secured by The Campus at Playa Vista and Fifty South Sixth.

•	We made payments of $110.8 million to retire the outstanding principal balances of the secured mortgage loans of Hock Plaza and Gogolevsky 11.

•	We made payments of $17.0 million related to our related party loan secured by Aviva Coral Gables. This loan had reached its maturity date and we did not seek additional financing.

•	We also made payments totaling $7.1 million on our remaining outstanding mortgage loans.

•
We made payments of $8.9 million for financing costs related to our loans and $2.5 million related to two $250 million interest rate cap corridor agreements as economic hedges against the variability of future interest rates on our Revolving Credit Facility.

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

•
We made payments of $54.6 million and $20.8 million related to our loans secured by the Campus at Marlborough and WaterWall Place, respectively. These loans had reached their maturity date and we did not seek additional financing.

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

•	The Flagship Capital JV borrowed $8.3 million related to its $20.0 million investments in loans receivable.

•	We borrowed $1.3 billion and made payments of $943.7 million under our two bridge loans and our Revolving Credit Facility.

•	We also made payments of $10.1 million for financing costs related to our loans and $4.3 million related to our interest rate caps.

Contributions From Noncontrolling Interests

During the year ended December 31, 2015, the noncontrolling interest partner of the Aviva Coral Gables JV, contributed $1.0 million to the joint venture, for the funding of the repayment of the construction loan to Hines. See Note 1 — Organization for additional information regarding the Aviva Coral Gables JV.

During the year ended December 31, 2014, the noncontrolling interest partner of Hines One WaterWall Holdings LP (the “WaterWall Place JV”), contributed $1.5 million to the joint venture, for the funding of the repayment of the construction loan to an affiliate of Hines. The contribution is recorded in contributions from noncontrolling interests in our consolidated statement of cash flows.

During the years ended December 31, 2014, and 2013, Laser made contributions to the Brindleyplace JV in the amount of $2.0 million and $2.0 million, which is recorded in contributions from noncontrolling interests in our consolidated statement of cash flows. During the years ended December 31, 2014 and 2013, the Flagship Capital GP, the noncontrolling interest partner of the Flagship JV, contributed $0.4 million and $0.6 million, respectively, to the Flagship Capital JV, which is also recorded in contributions from noncontrolling interests in our consolidated statement of cash flows.

Results of Operations

Year ended December 31, 2015 compared to the year ended December 31, 2014

Same-store Analysis

The following table presents the property-level revenues in excess of expenses for the year ended December 31, 2015, as compared to the same period in 2014, by reportable segment. Same-store properties for the year ended December 31, 2015 include 31 properties owned as of January 1, 2014 that were 96% leased as of December 31, 2015 and December 31, 2014, respectively. In total, property revenues in excess of expenses of the same-store properties decreased 8% for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Below is additional information regarding our same-store results and significant vacancies from the prior year. All amounts are in thousands, except for percentages:

	Years Ended December 31,		Change
	2015	2014	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$88,679	$88,531	$148	—%
Domestic other investments	52,464	54,166	(1,702)	(3)%
International office investments	56,157	70,349	(14,192)	(20)%
International other investments	37,388	43,428	(6,040)	(14)%
Total same-store properties	$234,688	$256,474	$(21,786)	(8)%
Recent acquisitions	90,406	41,804	48,602	116%
Disposed properties (2)	2,109	20,885	(18,776)	(90)%
Total property revenues in excess of expenses	$327,203	$319,163	$8,040	3%

Other
Depreciation and amortization	$186,965	$193,870	$(6,905)	(4)%
Gain on sale of real estate investments	$14,684	$64,003	$(49,319)	(77)%
Interest expense	$71,288	$78,273	$(6,985)	(9)%
Income tax provision (benefit)	$4,518	$5,806	$(1,288)	(22)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

(2)	Includes the property revenues in excess of expenses for the properties that were sold in 2014 and 2015.

•	Domestic other investments:

◦
Revenues in excess of expenses of The Markets at Town Center was lower in 2015 primarily due to a $2.4 million termination fee received from a tenant in June 2014. No termination fees were received in 2015.

◦	Revenues in excess of expenses of Komo Plaza decreased by $1.4 million resulting from several telecommunication lease terminations in 2015.

◦
Revenues in excess of expenses of Minneapolis Retail Center increased by $1.0 million resulting from an increase in rental revenue due to a new tenant taking occupancy as well as lease renewals at more favorable rates, and an increase in percentage rent revenues.

•	International office investments:

◦
Declines in foreign currency exchange rates against the U.S. dollar continue to cause declines in the operating results of our international properties. For example, the Euro declined 16% against the U.S. dollar during the year ended December 31, 2015 compared with the same period in 2014. Additionally, the Australian dollar declined 17% and the British pound declined 7% against the U.S. dollar during that period. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our exposure to foreign currency exchange rates.

◦
Revenues in excess of expenses of Gogolevsky 11 decreased $6.1 million primarily due to significant vacancies at the building. Gogolevsky 11 was 58% leased at December 31, 2015, compared to 100% leased at December 31, 2014.

•	International other investments:

◦	Declining foreign currency exchange rates against the U.S. dollar continue to cause declines in the operating results of our international properties, as described previously.

◦	Revenues in excess of expenses of the Poland Logistics Portfolio decreased $2.2 million primarily due to a tenant bankruptcy at one of the properties that occurred in May 2015.

The decrease in the depreciation and amortization in the table above is due to fully amortized in-place lease intangibles in 2015 in addition to the declining foreign currency exchange rates described above.

The decrease in the gain on sale of real estate investments in the table above is due to a decrease in the number of dispositions and the gains on those sales for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

The decrease in the interest expense in the table above is due to a decrease in the weighted average interest rate on our debt for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

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

The table below summarizes the activity related to our derivatives for the years ended December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2015	2014
Gain (loss) on interest rate contracts	$562	$(9)
Unrealized gain (loss) on foreign currency forward contracts	(7,152)	6,774
Gain (loss) on settlement of foreign currency forward contracts	7,152	557
Gain (loss) on derivative instruments	$562	$7,322

Other Expenses

The tables below provide additional information related to our acquisition-related expenses, asset management and acquisition fees and general and administrative expenses for the years ended December 31, 2015 and 2014. All amounts in thousands, except percentages:

	Years Ended December 31,		Change
	2015	2014	$	%
Acquisition fees	$8,797	$18,188	$(9,391)	(52)%
Asset management fees	$35,725	$34,881	$844	2%
Asset management and acquisition fees	$44,522	$53,069	$(8,547)	(16)%

Acquisition-related expenses	$10,472	$29,278	$(18,806)	(64)%
General and administrative expenses	$8,597	$6,782	$1,815	27%

The changes identified in the table above are primarily due to the following:

•
For the year ended December 31, 2014 and through March 31, 2015, we paid the Advisor acquisition fees equal to 2.25% of the purchase price of our real estate investments. Effective as of April 1, 2015, Hines Global, the Operating Partnership and the Advisor amended the Advisory Agreement in order to reduce the acquisition fees paid to the Advisor from 2.25% to 0.50% of the purchase price of our investments. The decrease in acquisition fees identified above is a result of a decrease in our acquisition activity during 2015 and the reduction of the acquisition fee. For the year ended December 31, 2015, we acquired four real estate investments with an aggregate net purchase price of $544.2 million, compared to four real estate investments with an aggregate net purchase price of $732.9 million for the year ended December 31, 2014.

•
We pay monthly asset management fees to the Advisor based on an annual fee of 1.5% of the net equity capital invested in real estate. Asset management fees were higher for the year ended December 31, 2015 compared to the same period in 2014, primarily due to an increase in assets under management.

•
Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. These costs vary significantly from one acquisition to another. For example, during the year ended December 31, 2014, we incurred a $15.0 million Stamp Duty Tax on the acquisition of 25 Cabot Square. By comparison, the largest Stamp Duty Tax incurred during the year ended December 31, 2015 was $3.5 million.

•
General and administrative expenses includes legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. The increase in our general and administrative costs is primarily due to an increase in transfer agent costs as well as legal and other miscellaneous expenses incurred related to our consideration of strategic alternatives for a potential liquidity event.

Foreign Currency Gains (Losses)

Our international real estate investments use functional currencies other than the U.S. dollar. The financial statements for these subsidiaries are translated into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement accounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. By contrast, gains and losses related to transactions denominated in currencies other than an entity’s functional currency are recorded in foreign currency gains (losses) on the consolidated statement of operations. An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included in accumulated other comprehensive income (loss) within stockholders’ equity.

During the year ended December 31, 2015, the losses recognized in the consolidated statement of operations primarily related to repayment of our intercompany loans with our consolidated subsidiaries in Australia. During the year ended December 31, 2014, we recognized losses relating to the sale of 144 Montague and Stonecutter Court.

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

	Year Ended December 31,		Change
	2014	2013	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$54,852	$52,355	$2,497	5%
Domestic other investments	31,997	30,812	1,185	4%
International office investments	14,539	14,507	32	—%
International other investments	39,668	35,587	4,081	11%
Total same-store properties	$141,056	$133,261	$7,795	6%
Recent acquisitions	160,747	69,443	91,304	131%
Disposed properties (2)	17,360	18,065	(705)	(4)%
Total property revenues in excess of expenses	$319,163	$220,769	$98,394	45%

Other
Depreciation and amortization	$193,870	$140,187	$53,683	38%
Gain on sale of real estate investments	$64,003	$—	$64,003	—%
Interest expense	$78,273	$60,968	$17,305	28%
Income tax provision (benefit)	$5,806	$701	$5,105	728%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

(2)	Includes the property revenues in excess of expenses for the two properties that were sold in 2014.

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

The increases in depreciation and amortization, interest expense, and income tax provision identified in the table above are primarily due to the acquisition of real estate investments during 2014 and 2015. We had gain on sale of real estate investments due to the sale of 144 Montague and Stonecutter Court during 2014.

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

Other Expenses

The tables below provide details relating to our acquisition-related expenses, asset management and acquisition fees and general and administrative expenses for the years ended December 31, 2014 and 2013. These fees and expenses were generally higher for 2014 compared to 2013, primarily due to our acquisition of more real estate investments in 2014. All amounts in thousands, except percentages:

	Years Ended December 31,		Change
	2014	2013	$	%
Acquisition fees	$18,188	$40,136	$(21,948)	(55)%
Asset management fees	$34,881	$20,354	$14,527	71%
Asset management and acquisition fees	$53,069	$60,490	$(7,421)	(12)%

Acquisition-related expenses	$29,278	$42,747	$(13,469)	(32)%
General and administrative expenses	$6,782	$5,344	$1,438	27%

The changes identified in the table above are primarily due to the following:

•
We pay the Advisor acquisition fees equal to 2.25% of the net purchase price of our real estate investments. The decrease in acquisition fees identified above is a result of a decrease in our acquisition activity during 2014. For the year ended December 31, 2014, we acquired four real estate investments with an aggregate net purchase price of $732.9 million, compared to 13 real estate investments with an aggregate net purchase price of $1.7 billion for the year ended December 31, 2013.

•
We pay monthly asset management fees to the Advisor based on an annual fee of 1.5% of the net equity capital invested in real estate. Asset management fees were higher for the year ended December 31, 2014 compared to the same period in 2013, primarily due to our acquisition of additional real estate investments beginning in 2013. Additionally, the Advisor waived $3.6 million of asset management fees payable to it during the year ended December 31, 2013.

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

Foreign Currency Gains (Losses)

Our international real estate investments use functional currencies other than the U.S. dollar. The financial statements for these subsidiaries are translated into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement accounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. By contrast, gains and losses related to transactions denominated in currencies other than an entity’s functional currency are recorded in foreign currency gains (losses) on the consolidated statement of operations. An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included in accumulated other comprehensive income (loss) within stockholders’ equity.

During the year ended December 31, 2014, we recognized losses relating to the sale of 144 Montague and Stonecutter Court. During the year ended December 31, 2013, the losses recognized in the consolidated statement of operations primarily related to repayment of our intercompany loan with a consolidated subsidiary in Australia as well as amending the functional currency of our intercompany loan with a consolidated subsidiary in Russia.

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

The purchase of properties, and the corresponding expenses associated with that process, including acquisition fees and expenses, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our stockholders. MFFO excludes acquisition fees payable to the Advisor and acquisition expenses. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to our stockholders. All paid and accrued acquisition fees and expenses with respect to the acquisition of a property negatively impact our operating performance during the period in which the property is acquired and will have negative effects on returns to our stockholders, the potential for future distributions, and future cash flows, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, the related acquisition fees and expenses and other costs related to such property. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless the Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to the Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. Since MFFO excludes acquisition fees and expenses, MFFO would only be comparable to the operations of non-listed REITs that have completed their acquisition activity and have other similar operating characteristics.

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

•
MFFO excludes acquisition fees payable to the Advisor and acquisition expenses. Although these amounts reduce net income, we generally have funded such costs with proceeds from our public offerings and acquisition-related indebtedness (and, solely with respect to acquisition-related costs incurred in connection with our acquisition of the Brindleyplace Project in July 2010, equity capital contributions from Laser) and do not consider these fees and expenses in the evaluation of our operating performance and determining MFFO.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the years ended December 31, 2015, 2014 and 2013. As we have recently completed the investment phase of our operations, FFO and MFFO are not useful in comparing operations for the three periods presented below.

	Period from Inception (December 10, 2008) through December 31, 2015
		Years Ended December 31,
		2015	2014	2013
Net income (loss)	$(204,002)	$(4,954)	$10,842	$(85,763)
Depreciation and amortization (1)	674,972	186,965	193,870	140,187
Loss (gain) on sale of investment property (2)	(78,712)	(14,684)	(64,003)	—
Adjustments for noncontrolling interests (3)	(22,955)	(7,020)	(6,656)	(5,397)
Funds from operations	369,303	160,307	134,053	49,027
Loss (gain) on derivative instruments (4)	(5,467)	(562)	(7,322)	(9,909)
Loss (gain) on foreign currency (5)	37,559	20,212	11,368	6,433
Other components of revenues and expenses (6)	(40,506)	(16,725)	(14,958)	(5,596)
Acquisition fees and expenses (7)	222,459	19,259	47,410	82,050
Adjustments for noncontrolling interests (3)	3,270	3,247	3,319	2,667
Modified Funds From Operations attributable to common stockholders	$586,618	$185,738	$173,870	$124,672
Basic and diluted income (loss) per common share	$(1.60)	$(0.04)	$0.02	$(0.48)
Funds From Operations attributable to common stockholders per common share	$2.79	$0.59	$0.51	$0.27
Modified Funds From Operations attributable to common stockholders per common share	$4.44	$0.68	$0.66	$0.68
Weighted average shares outstanding	132,250	272,773	263,323	184,412

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

(6)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the period from inception through December 31, 2015 and for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Period from Inception (December 10, 2008) through December 31, 2015
		Years Ended December 31,
		2015	2014	2013
Straight-line rent adjustment (a)	$(79,312)	$(27,500)	$(24,947)	$(13,927)
Amortization of lease incentives (b)	14,210	7,581	4,178	1,736
Amortization of out-of-market leases (b)	21,842	2,833	5,366	5,990
Other	2,754	361	445	605
	$(40,506)	$(16,725)	$(14,958)	$(5,596)

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

From inception through December 31, 2015, we declared distributions to our stockholders totaling $603.3 million, compared to total aggregate FFO of $369.3 million and cash flows from operating activities of $343.9 million. For the year ended December 31, 2015, we declared distributions to our stockholders totaling $177.3 million, compared to total aggregate FFO of $160.3 million. For the years ended December 31, 2014 and 2013, we declared distributions to our stockholders totaling $171.1 million and $119.8 million, respectively, compared to total aggregate FFO of $134.1 million and $49.0 million, respectively. During our offering and investment stages, we have incurred acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income and FFO. From inception through December 31, 2015, we incurred acquisition fees and expenses totaling $222.5 million.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from our public offerings. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. The Advisor waived a total of $12.2 million through the expiration of a prior asset management fee waiver on December 31, 2013. As a result of the waiver of these fees, cash flows from operations that would have been paid to the Advisor for asset management fees were available to pay distributions to stockholders. However, because MFFO exceeded distributions declared to our stockholders during the years ended December 31, 2015 and 2014, respectively, the Advisor did not waive any asset management fees for those periods. During the years ended December 31, 2015, 2014 and 2013, we incurred asset management fees of $35.7 million, $34.9 million and $20.4 million, respectively. For additional information regarding the Advisor’s asset management fee waivers, please see “—Cash Flows from Financing Activities—Distributions.”

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

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2015. Specifically included are our obligations under long-term debt agreements and our operating lease agreement (in thousands):

	Payments due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Total
Notes payable (1)	$265,395	$781,187	$1,465,664	$244,047	$2,756,293
Operating lease agreement (2)	348	696	696	2,780	4,520
Total contractual obligations	$265,743	$781,883	$1,466,360	$246,827	$2,760,813

(1)
Notes payable includes principal and interest payments under our mortgage and construction loans. For the purpose of this table, we assumed that rates of our unhedged variable-interest loans were equal to the rates in effect as of December 31, 2015 and remain constant for the remainder of the loan term. Further, for the purpose of this table, for mortgages denominated in a foreign currency, we assumed the exchange rate in effect as of December 31, 2015 remains constant for the remainder of the loan term.

(2)
The operating lease agreement relates to the Brindleyplace JV, which leases space from a tenant in one of its properties through a non-cancellable lease agreement which expires on December 24, 2028.  The Company expects to make annual payments of approximately £0.2 million ($0.3 million assuming a rate of $1.48 per GBP as of December 31, 2015) pursuant to the lease, which will be recorded in rental expense in its consolidated statement of operations. For the purpose of this table, we assumed the exchange rate of $1.48 per GBP remains constant for the remainder of the lease term.

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

At December 31, 2015, we had fixed rate debt of $376.7 million and variable rate debt of $2.2 billion. If interest rates were to increase by 1% and all other variables were held constant, we would incur $21.8 million in additional annual interest expense associated with our variable-rate debt. Additionally, we have notional amounts of approximately $982.3 million in interest rate caps to cap our variable rate debt. As of December 31, 2015, the variable interest rates did not exceed their capped interest rates.

Foreign Currency Risks

We currently have real estate investments located in countries outside of the U.S. that are subject to the effects of exchange rate movements between the foreign currency of each real estate investment and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. Generally, we have entered into mortgage loans denominated in foreign currencies for these investments, which provide natural hedges with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of these foreign currencies, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” for additional information concerning the negative impact that declines in the foreign currency exchange rates have had on the operating results of our international properties. The table below identifies the effect that a 10% immediate, unfavorable change in the exchange rates would have on our equity in these international real estate investments and their net income for the most recently completed period, by foreign currency (in thousands)(1)(2):

	Reduction in Book Value as of December 31, 2015	Reduction in Net Income (Loss) for the Year Ended December 31, 2015
AUD	$10,499	$322
EUR	$10,909	$1,445
GBP	$29,276	$697
RUB	$5,197	$549

(1)
Our real estate assets in Moscow, Russia were purchased in U.S. dollars and we expect that when we dispose of these assets, the sale transactions will also be denominated in U.S. dollars. Accordingly, we do not expect to have economic exposure to the rouble upon disposition. However, changes in the exchange rate between the rouble and the U.S. dollar could result in realized losses recorded in our consolidated statement of operations at the time of sale.

(2)
Our real estate assets in Warsaw, Wroclaw and Upper Silesia, Poland were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty exposure upon disposition.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hines Global REIT, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Global REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Global REIT, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Houston, Texas
March 28, 2016

HINES GLOBAL REIT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014

	2015	2014
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$3,267,877	$2,964,699
Investment in unconsolidated entities	2,006	2,873
Cash and cash equivalents	136,627	143,609
Restricted cash	19,764	19,955
Derivative instruments	675	14,661
Tenant and other receivables, net	94,890	64,212
Intangible lease assets, net	672,784	743,465
Deferred leasing costs, net	104,308	59,902
Deferred financing costs, net	3,384	1,458
Real estate loans receivable, net	55,280	74,400
Other assets	15,351	25,939
Total assets	$4,372,946	$4,115,173
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$101,981	$91,007
Due to affiliates	14,469	14,106
Intangible lease liabilities, net	95,696	84,385
Other liabilities	48,583	43,633
Derivative instruments	—	9,848
Distributions payable	19,837	17,558
Notes payable to affiliates	—	17,601
Notes payable, net	2,545,656	2,100,938
Total liabilities	2,826,222	2,379,076

Commitments and contingencies (Note 14)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2015 and 2014	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized as of December 31, 2015 and 2014; 274,482 and 270,657 common shares issued and outstanding as of December 31, 2015 and 2014, respectively	274	271
Additional paid-in capital	2,476,744	2,440,089
Accumulated distributions in excess of earnings	(815,127)	(627,203)
Accumulated other comprehensive income (loss)	(163,096)	(123,769)
Total stockholders’ equity	1,498,795	1,689,388
Noncontrolling interests	47,929	46,709
Total equity	1,546,724	1,736,097
Total liabilities and equity	$4,372,946	$4,115,173

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$441,709	$425,969	$298,943
Other revenue	35,164	30,295	23,919
Total revenues	476,873	456,264	322,862
Expenses:
Property operating expenses	91,902	85,134	65,716
Real property taxes	47,431	42,273	28,638
Property management fees	10,337	9,694	7,739
Depreciation and amortization	186,965	193,870	140,187
Acquisition related expenses	10,472	29,278	42,747
Asset management and acquisition fees	44,522	53,069	60,490
General and administrative expenses	8,597	6,782	5,344
Total expenses	400,226	420,100	350,861
Income (loss) before other income (expenses) and benefit (provision) for income taxes	76,647	36,164	(27,999)
Other income (expenses):
Gain (loss) on derivative instruments	562	7,322	9,909
Gain (loss) on sale of real estate investments	14,684	64,003	—
Foreign currency gains (losses)	(21,468)	(13,074)	(6,458)
Interest expense	(71,288)	(78,273)	(60,968)
Interest income	427	506	454
Income (loss) before benefit (provision) for income taxes	(436)	16,648	(85,062)
Benefit (provision) for income taxes	(4,518)	(5,806)	(701)
Net income (loss)	(4,954)	10,842	(85,763)
Net (income) loss attributable to noncontrolling interests	(5,677)	(5,764)	(3,173)
Net income (loss) attributable to common stockholders	$(10,631)	$5,078	$(88,936)
Basic and diluted income (loss) per common share:	$(0.04)	$0.02	$(0.48)
Weighted average number of common shares outstanding	272,773	263,323	184,412
Net comprehensive income (loss):
Net income (loss)	$(4,954)	$10,842	$(85,763)
Other comprehensive income (loss):
Foreign currency translation adjustment	(40,516)	(101,397)	(14,840)
Net comprehensive income (loss):	(45,470)	(90,555)	(100,603)
Net comprehensive (income) loss attributable to noncontrolling interests	(4,488)	(4,215)	(3,642)
Net comprehensive income (loss) attributable to common stockholders	$(49,958)	$(94,770)	$(104,245)

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	Hines Global REIT, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2013	148,889	$149	$1,324,866	$(252,496)	$(8,612)	$1,063,907	$40,363
Issuance of common shares	82,085	82	833,748	—	—	833,830	—
Contribution from noncontrolling interest	—	—	—	—	—	—	2,594
Distributions declared	—	—	—	(119,764)	—	(119,764)	(544)
Distributions on Convertible Preferred Equity Certificates (“CPEC”)	—	—	—	—	—	—	(2,787)
Redemption of common shares	(1,939)	(2)	(20,071)	—	—	(20,073)	—
Selling commissions and dealer manager fees	—	—	(75,579)	—	—	(75,579)	—
Issuer costs	—	—	(7,137)	—	—	(7,137)	—
Net income (loss)	—	—	—	(88,936)	—	(88,936)	3,173
Foreign currency translation adjustment	—	—	—	—	(22,794)	(22,794)	469
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	7,485	7,485	—
Balance as of December 31, 2013	229,035	229	2,055,827	(461,196)	(23,921)	1,570,939	43,268
Issuance of common shares	45,477	45	463,514	—	—	463,559	—
Contributions from noncontrolling interest	—	—	—	—	—	—	3,894
Distributions declared	—	—	—	(171,085)	—	(171,085)	(324)
Distributions on CPEC	—	—	—	—	—	—	(4,344)
Redemption of common shares	(3,855)	(3)	(40,922)	—	—	(40,925)	—
Selling commissions and dealer manager fees	—	—	(36,355)	—	—	(36,355)	—
Issuer costs	—	—	(1,975)	—	—	(1,975)	—
Net income (loss)	—	—	—	5,078	—	5,078	5,764
Foreign currency translation adjustment	—	—	—	—	(105,570)	(105,570)	(1,549)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	5,722	5,722	—
Balance as of December 31, 2014	270,657	$271	$2,440,089	$(627,203)	$(123,769)	$1,689,388	$46,709
Issuance of common shares	9,836	10	93,775	—	—	93,785	—
Contributions from noncontrolling interest	—	—	—		—	—	953
Distributions declared	—	—	—	(177,293)	—	(177,293)	(825)
Distributions on CPEC	—	—	—	—	—	—	(3,396)
Redemption of common shares	(6,011)	(7)	(57,059)	—	—	(57,066)	—
Issuer costs	—	—	(61)	—	—	(61)	—
Net income (loss)	—	—	—	(10,631)	—	(10,631)	5,677
Foreign currency translation adjustment	—	—	—	—	(55,541)	(55,541)	(1,189)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	16,214	16,214	—
Balance as of December 31, 2015	274,482	$274	$2,476,744	$(815,127)	$(163,096)	$1,498,795	$47,929

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$(4,954)	$10,842	$(85,763)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	203,380	209,957	153,203
Foreign currency (gains) losses	21,468	13,074	6,458
(Gain) loss on sale of real estate investments	(14,684)	(64,003)	—
(Gain) loss on derivative instruments	(562)	(7,322)	(9,909)
Changes in assets and liabilities:
Change in other assets	(5,235)	(2,440)	(3,965)
Change in tenant and other receivables	(34,637)	(26,505)	(15,539)
Change in deferred leasing costs	(60,104)	(23,343)	(38,168)
Change in accounts payable and accrued expenses	9,133	18,242	27,078
Change in other liabilities	1,324	10,850	(121)
Change in due to affiliates	(224)	3,020	7,250
Net cash from operating activities	114,905	142,372	40,524
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate investments	30,368	248,120	—
Investments in acquired properties and lease intangibles	(511,553)	(729,674)	(1,669,620)
Capital expenditures at operating properties and developments	(11,627)	(51,671)	(56,148)
Distributions from unconsolidated entities	867	700	—
Deposits on investment property	—	(15,000)	—
Investments in real estate loans receivable	(13,208)	(50,576)	(20,022)
Proceeds from collection of real estate loans receivable	33,569	19,447	12,397
Change in restricted cash	(946)	(9,188)	(4,621)
Net cash from investing activities	(472,530)	(587,842)	(1,738,014)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	378,804	772,693
Contribution from noncontrolling interest	953	3,894	2,594
Redemption of common shares	(57,325)	(37,708)	(18,713)
Payment of issuer costs	(55)	(2,457)	(7,121)
Payment of selling commissions and dealer manager fees	—	(37,011)	(77,018)
Distributions paid to stockholders and noncontrolling interests	(85,275)	(81,901)	(57,277)
Proceeds from notes payable	1,756,721	1,063,094	2,118,606
Proceeds from related party notes payable	—	—	8,273
Payments on related party notes payable	(17,017)	(20,770)	—
Payments on notes payable	(1,230,638)	(788,178)	(1,010,807)
Change in security deposit liability	915	1,157	1,475
Deferred financing costs paid	(8,933)	(4,387)	(10,119)
Payments related to interest rate contracts	(2,457)	(133)	(4,330)
Net cash from financing activities	356,889	474,404	1,718,256
Effect of exchange rate changes on cash	(6,246)	(10,184)	6,695
Net change in cash and cash equivalents	(6,982)	18,750	27,461
Cash and cash equivalents, beginning of period	143,609	124,859	97,398
Cash and cash equivalents, end of period	$136,627	$143,609	$124,859

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

On August 5, 2009, the Company commenced its initial public offering of common stock for sale to the public (the “Initial Offering”) which expired on February 1, 2013. The Company commenced a follow-on offering effective February 4, 2013, through which it offered up to $3.5 billion in shares of common stock (the “Second Offering”), and ceased offering primary shares pursuant to the second public offering on April 11, 2014. The Company continues to offer up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Collectively, through its public offerings, the Company received gross offering proceeds of $2.9 billion from the sale of 288.3 million shares from inception through December 31, 2015, all of which has been invested in the Company’s real estate portfolio.

In March 2015, the Company completed its investment of the proceeds raised through its public offerings. As of December 31, 2015, the Company owned interests in 43 real estate investments, consisting of the following types of investments:

•	Domestic office investments (11 investments)

•	Domestic other investments (10 investments)

•	International office investments (10 investments)

•	International other investments (12 investments)

Discussed below are additional details related to the Company’s investments in real estate related debt as of December 31, 2015, Each of these investments is included in the Company’s domestic other investments segment. All other investments are operating real estate investments.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has six loans receivable, totaling $38.7 million, outstanding as of December 31, 2015. The Company is not otherwise affiliated with Flagship Capital GP. See Note 5 — Real Estate Loans Receivable for additional information regarding these loans receivable.

•
The Rim Loan Receivable —the Company committed to provide construction financing to the developer of four additional retail parcels at The Rim, an outdoor retail center located in San Antonio, Texas. In April 2015, the Company completed the acquisition of the first of these additional parcels, consisting of 259,316 square feet. In December 2015, the Company completed the acquisition of an additional parcel, consisting of 28,901 square feet. The total amount of the commitment, as amended in April and December 2015, is $20.8 million. As of December 31, 2015, the Company had loans of $12.7 million outstanding to the developer. The Company is not otherwise affiliated with the developer of the project.

Joint Ventures, Equity Method Investments and Noncontrolling Interests

On January 7, 2009, the Company and Hines Global REIT Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines Global REIT Properties, LP (the “Operating Partnership”). The Company conducts most of its operations through the Operating Partnership. On January 14, 2009, the Company and HALP made initial capital contributions to the Operating Partnership of $10,000 and $190,000, respectively and accordingly, HALP owned a 95.0% noncontrolling interest in the Operating Partnership. As of December 31, 2015 and 2014, HALP owned a 0.01% and 0.01% interest in the Operating Partnership, respectively.

The Brindleyplace JV

In June 2010, the Operating Partnership and Moorfield Real Estate Fund II GP Ltd., (“Moorfield”) formed Hines Moorfield UK Venture I S.A.R.L., (the “Brindleyplace JV”) and, in July 2010, the Brindleyplace JV acquired several properties located in Birmingham, England (the “Brindleyplace Project”).  In 2015, LSREF 3 Laser Holdings (Jersey) Limited (“Laser”) purchased Moorfield’s interest in the Brindleyplace JV and renamed it Hines Laser UK Venture I S.A.R.L. The Company owns a 60% interest in the Brindleyplace JV and Laser holds the remaining 40% interest.

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

The Aviva Coral Gables JV

In July 2012, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines Ponce & Bird Holdings LP , a Delaware limited liability company, for the purpose of developing a multi-family project in Miami, Florida. Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the initial limited partner. The Company has concluded its investment in the Aviva Coral Gables JV qualifies as a VIE under ASC 810. Further, the Company has determined that it is the primary beneficiary since it has greater exposure to the variability of Aviva Coral Gables's economic performance as well as certain other factors. As a result, the Company has consolidated the Aviva Coral Gables JV and its wholly-owned subsidiaries in its financial statements. See Note 10 — Noncontrolling Interests for additional information regarding our noncontrolling interests in the Aviva Coral Gables JV.

A summary of our consolidated VIEs is as follows (in thousands):

	December 31, 2015	December 31, 2014
Maximum risk of loss (1)	$52,394	$47,986
Assets held by VIEs	$171,172	$188,264
Assets held as collateral for debt	$171,172	$188,264
Liabilities held by VIEs	$106,656	$131,691

(1)	Represents the Company's contributions, net of distributions, made to the consolidated VIEs.

Restrictions on the use of these assets are significant because they serve as collateral for the VIE’s debt, and the Company is generally required to obtain its partners’ approval in accordance with the respective joint venture agreements for any major transactions. Transactions with these joint ventures on the Company’s consolidated financial statements primarily relate to (i) contributions for the funding of loans receivable or distributions related to the receipt of proceeds from the collection of loans receivable at the Flagship JV or (ii) operating distributions received from the WaterWall Place JV and the Aviva Coral Gables JV, respectively. The Company and its partners are subject to the terms of the joint venture agreements which include provisions for when additional contributions may be required. During the year ended December 31, 2015, the Company made capital contributions of $4.4 million, net of distributions received of $13.1 million in accordance with the Company’s respective joint venture agreements. During the year ended December 31, 2014, the Company made capital contributions of $22.7 million, net of distributions received of $6.5 million in accordance with the Company’s respective joint venture agreements. This activity is eliminated in consolidation of the VIEs, but increases, or decreases in the case of distributions received, the Company’s maximum risk of loss.

Unconsolidated VIEs

The Rim Loan Receivable

In February 2014, the Company completed the acquisition of The Rim, an outdoor retail center located in San Antonio, Texas. In August 2014, the Company entered into a loan agreement with Central Rim LLC (the “Rim Borrower”), as amended in April 2015 and December 2015, to provide $20.8 million of construction financing at The Rim. In April 2015, the Company completed the acquisition of the first of these additional parcels, consisting of 259,316 square feet. In December 2015, the Company completed the acquisition of an additional parcel, consisting of 28,901 square feet. Following the completion of the development of each parcel, the Company will have certain rights or obligations to purchase each parcel. As a result of these purchase rights or obligations, and due to the fact that the Rim Borrower lacks the obligation to absorb losses upon the achievement of certain metrics, the Company has determined that the entity that owns these parcels is considered to be a VIE. Additionally, the Rim Borrower was determined to be the primary beneficiary of this VIE since it is the party most directly responsible for the success of the entity. As of December 31, 2015, the Company had loans of $12.7 million outstanding to the developer. The Company's maximum exposure to loss is the amount borrowed under the facility agreement, plus any unpaid interest. The most significant source of the Company's exposure to the VIE is the variability related to the Rim Borrower's credit risk and its ability to repay the amounts funded.

The @1377 Equity Method Investment

The Company provided a preferred equity investment in the project of $3.6 million, representing a 51.7% ownership in the project, for the year ended December 31, 2012. The Company has concluded that @1377 qualifies as a VIE. @1377 is financed with a $23.3 million secured loan made by Cadence Bank, N.A., which is solely guaranteed by the Company’s joint venture partner (the “JV Partner”), and a $3.2 million mezzanine loan commitment plus accrued interest made by the Company, of which $4.0 million was outstanding at December 31, 2015. The JV Partner is the manager of the project, allowing the JV Partner to direct the activities of the VIE that most significantly impact the VIE’s financial performance. Based upon the loan guarantees and the JV Partner’s ability to direct the activities that significantly impact the economic performance of the VIE, the Company has determined that it is not the primary beneficiary of this VIE and will account for its preferred equity investment in the project as an equity method investment. The Company’s maximum loss exposure is expected to change in future periods as a result of additional contributions made and any additional borrowings under its loan receivable with the VIE. Other than the initial capital contributions provided by the Company, the Company has not provided any additional subordinated financial support.

The table below presents the activity of the Company's unconsolidated entities as of and for the periods presented (in thousands):

	Years Ended December 31,
Investment in Unconsolidated Affiliates	2015	2014	2013
Beginning balance	2,873	3,573	3,573
Equity in earnings	408	—	—
Distributions	(1,275)	(700)	—
Ending balance	2,006	2,873	3,573

The table below summarizes the Company’s maximum loss exposure related to its unconsolidated VIEs as of December 31, 2015 and December 31, 2014, which is equal to the carrying value of its investment in the unconsolidated VIEs included in the balance sheet line item “Investment in unconsolidated entities” and the Company’s outstanding loan receivable balance held by the VIEs which is included in the balance sheet line item “Real estate loans receivable” in the condensed consolidated balance sheets as of December 31, 2015 and December 31, 2014 (in thousands).

Period	Investment in Unconsolidated VIEs (1)	Maximum Risk of Loss (2)
December 31, 2015	$2,006	$18,619
December 31, 2014	$2,873	$18,159

(1)	Represents the Company’s contributions, net of distributions, made to its VIEs, as well as the equity in earnings on the investments.

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

Basis of Presentation

The consolidated financial statements of the Company include the accounts of Hines Global REIT, Inc., the Operating Partnership and its wholly-owned subsidiaries and the joint ventures as well as amounts related to noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation. The Company has retroactively changed, for all periods presented, its classification of distributions in the consolidated balance sheet and statement of equity by reflecting such distributions as charges against “accumulated distributions in excess of earnings.”  This presentation change had no impact on the balances in total equity in any of the periods presented.

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

The Company’s investments in partially owned real estate joint ventures are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may not be recoverable. In such an instance, the Company will record an impairment charge if it determines that a decline in the value of an investment below its fair value is other than temporary. The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery. Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investments in unconsolidated, partially owned real estate joint ventures for the years ended December 31, 2015, 2014, and 2013. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s investments, impairment charges may be recorded in future periods.

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

These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement accounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency transaction gains and losses are recorded in foreign currency gains (losses) on the consolidated statement of operations and result from the effect of changes in exchange rates on transactions denominated in currencies other than a subsidiary’s functional currency, including transactions between consolidated subsidiaries. An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included as currency translation adjustments and are reported in the consolidated statement of equity as accumulated other comprehensive gains or losses. During the year ended December 31, 2015, intercompany loans with the consolidated subsidiaries in Australia were repaid and as a result, the Company recognized $15.1 million of accumulated other comprehensive loss into earnings. The Company disposed of its investment in 144 Montague in November 2014 as well as its investment in Stonecutter Court in December 2014. Upon the disposal of these properties, the Company realized a loss of $6.8 million related to the currency translation adjustment, which was included in the gain (loss) on sale of real estate in its consolidated statement of operations. During the year ended December 31, 2013, an intercompany loan agreement with a consolidated subsidiary in Russia was amended to change the functional currency of the loan and as a result the Company recognized $1.3 million of accumulated other comprehensive loss into earnings. Additionally, an intercompany loan with a consolidated subsidiary in Australia was repaid and as a result, the Company recognized $6.2 million of accumulated other comprehensive loss into earnings.

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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the years ended December 31, 2015, 2014, and 2013.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

The Company has restricted cash primarily related to certain escrow accounts required by several of the Company’s mortgage agreements.

Concentration of Credit Risk

As of December 31, 2015, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash.

In addition, as of December 31, 2015, the Company had $59.1 million of cash and cash equivalents deposited in certain financial institutions located in the United Kingdom, Russia, Poland, Australia, Germany, and France. Management regularly monitors the financial stability of these financial institutions in an effort to manage its exposure to any significant credit risk in cash and cash equivalents.

Tenant and Other Receivables

Receivable balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost in the consolidated balance sheets, net of allowance for doubtful accounts of $1.7 million and $1.9 million at December 31, 2015 and 2014, respectively.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions, tenant inducements and legal costs are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Tenant inducement amortization was $7.6 million, $4.2 million and $1.7 million for the years ended December 31, 2015, 2014, and 2013, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $2.5 million, $1.8 million and $0.7 million as amortization expense related to other direct leasing costs for the years ended December 31, 2015, 2014, and 2013, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing (see Note 6 - Debt Financing).  These fees are presented as a reduction to the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements.  In total, deferred financing costs (net of amortization) were $15.6 million and $12.9 million as of December 31, 2015 and 2014.  These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations.  For the years ended December 31, 2015, 2014, and 2013, $6.0 million, $6.9 million and $5.2 million, were amortized into interest expense in the accompanying consolidated statement of operations, respectively.

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

Additionally, a real estate loan receivable is considered to be impaired, when based upon current events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. If a real estate loan receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at its effective interest rate or to the value of the underlying collateral if the real estate loan receivable is collateral dependent. Evaluating real estate loans receivable for potential impairment can require management to exercise significant judgment. No impairment was recorded for the years ended December 31, 2015, 2014 and 2013, respectively. Further, as of December 31, 2015 and December 31, 2014, no allowances for uncollectibility have been recorded.

Other Assets

Other assets included the following (in thousands):

	December 31, 2015	December 31, 2014
Deposits on investment property (1)	$—	$15,000
Deferred costs	1,000	—
Prepaid expenses	3,401	2,021
Deferred tax assets	10,501	8,127
Other	449	791
Other assets	$15,351	$25,939

(1)	As of December 31, 2014, this consisted of a deposit that had been paid related to the acquisition of The Summit.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of December 31, 2015 and December 31, 2014, respectively, the Company recorded liabilities of $33.4 million and $34.6 million related to prepaid rental payments which were included in other liabilities in the accompanying consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $72.2 million and $47.4 million as of December 31, 2015 and December 31, 2014, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

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

Income Taxes

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company’s management believes that it operates in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2015, 2014 and 2013 in the accompanying consolidated financial statements. In 2015, 2014 and 2013, income tax expense recorded by the Company was primarily comprised of foreign income taxes related to the operation its international properties. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Redemption of Common Stock

The Company complies with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 480 “Distinguishing Liabilities from Equity” which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  When approved, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded liabilities of $5.2 million and $5.5 million in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2015 and December 31, 2014, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity.

Per Share Data

Net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Immaterial Restatement

Subsequent to the issuance of the Company’s 2014 consolidated financial statements, an error was identified in the Company’s disclosure regarding reportable segments (Note 12). This error resulted in the understatement of revenue of the Company’s international office investments segment and a corresponding overstatement of revenue of the Company’s international other investments segment by $31.3 million and $22.1 million for the years ended December 31, 2014 and 2013. The prior period amounts disclosed in Note 12 - Reportable Segments have been revised to reflect the correct amounts for these periods.  There was no change in total revenue as disclosed in the same footnote.

Reclassifications

In connection with the recent amendments to the Accounting Standards Codification (“ASC” or the “Codification”) issued by the FASB regarding the presentation of debt issuance costs in financial statements, the Company reclassified deferred financing costs, excluding costs related to the Company’s revolving credit arrangements, of $11.4 million as of December 31, 2014 to notes payable, net on the consolidated balance sheet.

Recent Accounting Pronouncements

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

In January 2015, the FASB issued amendments to the Codification to provide guidance on the disclosure of extraordinary items. The amendments eliminate the concept of extraordinary items from GAAP. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on the Company’s financial statements. The Company did not elect to early adopt these amendments.

In February 2015, the FASB issued amendments to the Codification’s consolidation guidance which improves targeted areas of the consolidation guidance and reduces the number of consolidation models.  The amendments in the Accounting Standards Update (“ASU”) are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted.  The Company has not elected to early adopt this standard.  The Company has evaluated the impact of the adoption of these amendments on its consolidated financial statements and has determined that the Operating Partnership is considered a variable interest entity (“VIE”).  However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest.  As such, the Company does not believe this standard will have a material impact on its consolidated financial statements.

In April 2015 and August 2015, the FASB issued amendments to change the prior guidance concerning the presentation of debt issuance costs in the financial statements.  Under this revised guidance, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, except for costs related to lines of credit which will remain an asset in the financial statements.  These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted.  The Company elected to adopt these amendments early, effective for the year ended December 31, 2015 and retroactively reclassified the prior periods presented.  See - Reclassifications above for the impact on the Company’s consolidated balance sheet.

In September 2015, the FASB issued new guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment.  This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted.  The Company does not expect this new guidance to have a material impact on its financial statements upon adoption.

In January 2016, the FASB issued new guidance intended to improve the recognition and the measurement of financial instruments.  The ASU will require equity investments, excluding those investments accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income; will simplify the impairment assessment of those investments; will eliminate the disclosure of the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost and change the fair value calculation for those investments; will change the disclosure in other comprehensive income for financial liabilities that are measured at fair value in accordance with the fair value options for financial instruments; and will clarify that a deferred asset related to available-for-sale securities should be included in an entity's evaluation for a valuation allowance.  This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017.  The Company is currently assessing the impact the adoption of this guidance will have on its financial statements.

In February 2016, the FASB issued an ASU intended to improve financial reporting about leasing transactions.  The ASU will require companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  The accounting by companies that own the assets leased by the lessee (the lessor) will remain largely unchanged from current GAAP.  The standard is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted.  The Company is currently assessing the impact the adoption of this guidance will have on its financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015	December 31, 2014
Buildings and improvements (1)	$2,776,740	$2,501,176
Less: accumulated depreciation	(200,311)	(138,821)
Buildings and improvements, net	2,576,429	2,362,355
Land	691,448	602,344
Investment property, net	$3,267,877	$2,964,699

(1)
Included in buildings and improvements was approximately $24.3 million of construction-in-progress related to the Company’s multi-family development in Miami, Florida as of December 31, 2014. The development was completed in April 2015.

Recent Dispositions of Real Estate Investments

In December 2015, the Company completed the sale of 17600 Gillette for a contract sales price of $30.9 million. The property at 17600 Gillette is an office building located in the Irvine, California submarket. The Company acquired the property in June 2010 for a purchase price of $20.4 million. The Company recognized a gain on sale of this asset of $15.8 million, which was recorded in gain (loss) on sale of real estate investments on the consolidated statements of operations and comprehensive income (loss).

In November 2014, the Company completed the sale of 144 Montague for a contract sales price of 93.0 million AUD (approximately $79.3 million based on an exchange rate of $0.83 per AUD as of the transaction date). The property at 144 Montague is an office building located in the South Brisbane submarket. The Company acquired the property in April 2012 for a purchase price of 88.1 million AUD (approximately $91.3 million based on an exchange rate of $1.04 per AUD as of the transaction date). The Company recognized a gain on sale of this asset of $1.8 million, which was recorded in gain (loss) on sale of real estate investments on the consolidated statements of operations and comprehensive income (loss).

In December 2014, the Company completed the sale of Stonecutter Court for a contract sales price of £112.0 million (approximately $175.6 million based on an exchange rate of $1.57 per GBP as of the transaction date). Stonecutter Court is an office building located in London’s Central Business District. The Company acquired Stonecutter Court in March 2011 for a purchase price of £90.9 million (approximately $145.6 million based on an exchange rate of $1.60 per GBP as of the transaction date). The Company recognized a gain on sale of this asset of $61.1 million, which was recorded in gain (loss) on sale of real estate investments on the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2015, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$894,110	$108,660	$(123,124)
Less: accumulated amortization	(286,903)	(43,083)	27,428
Net	$607,207	$65,577	$(95,696)

As of December 31, 2014, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$890,495	$110,649	$(104,528)
Less: accumulated amortization	(221,316)	(36,363)	20,143
Net	$669,179	$74,286	$(84,385)

Amortization expense of in-place leases was $115.7 million, $127.2 million and $92.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization of out-of-market leases was a decrease to rental revenue of approximately $2.8 million, $5.4 million and $6.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for each of the years ending December 31, 2016 through December 31, 2020 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
2016	$99,259	$1,274
2017	77,836	(137)
2018	60,508	(1,971)
2019	48,454	(3,332)
2020	38,523	(2,924)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2015, the approximate fixed future minimum rentals for each of the years ending December 31, 2016 through 2020 and thereafter were as follows (in thousands):

Fixed Future Minimum Rentals
2016	$332,787
2017	318,685
2018	261,922
2019	236,311
2020	210,363
Thereafter	1,272,890
Total	$2,632,958

Pursuant to the lease agreements with certain tenants in one of its buildings, a wholly-owned subsidiary of the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the years ending December 31, 2016 through 2020 and thereafter are $3.8 million, $3.8 million, $3.6 million, $1.5 million, $1.2 million and $3.2 million, respectively.

During the years ended December 31, 2015 and 2014, the Company did not earn more than 10% of its total rental revenue from any individual tenant, respectively.

4. RECENT ACQUISITIONS OF REAL ESTATE

For the years ended December 31, 2015, 2014 and 2013, the Company acquired the assets and assumed certain liabilities of four, four, and 13 real estate operating properties located in the United States and internationally, respectively, for an aggregate net purchase price of $544.2 million, $732.9 million and $1.7 billion, respectively. In 2015, we also acquired additional phases of Simon Hegele Logistics and The Rim.

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2015, 2014 and 2013 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)	In-place Lease Intangibles (1)	Out-of- Market Lease Intangibles, Net (1)	Total (1)
2015
The Summit	03/04/2015	$217,974	$68,090	$45,360	$(14,920)	$316,504
Harder Logistics Portfolio (2)	12/03/2015 & 4/01/2015	$89,368	$16,362	$15,413	$5,392	$126,535

2014
The Rim (3)	02/13/2014, 04/30/2015, & 12/30/2015	$135,616	$85,240	$55,620	$(28,690)	$247,786
25 Cabot Square	03/28/2014	$165,121	$—	$206,640	$(16)	$371,745
Simon Hegele Logistics (4)	06/03/2014 & 01/07/2015	$56,428	$13,245	$9,154	$41	$78,868
818 Bourke	10/31/2014	$82,867	$36,487	$17,082	$(792)	$135,644

2013
Mercedes Benz Bank	02/07/2013	$47,643	$11,953	$7,093	$3,533	$70,222
One Westferry Circus	02/28/2013	$48,874	$—	$74,693	$1,049	$124,616
465 Victoria	02/28/2013	$48,788	$26,566	$17,712	$(2,233)	$90,833
Riverside Center	03/27/2013	$125,014	$45,888	$30,360	$(4,170)	$197,092
New City	03/28/2013	$115,208	$—	$46,117	$2,137	$163,462
825 Ann	04/30/2013	$83,802	$20,669	$23,725	$—	$128,196
The Campus at Playa Vista	05/14/2013	$125,567	$41,160	$37,320	$12,580	$216,627
Perspective Défense	06/21/2013	$109,704	$29,039	$22,038	$5,060	$165,841
The Markets at Town Center	07/23/2013	$76,067	$52,130	$19,020	$(12,210)	$135,007
The Avenue	08/12/2013	$71,990	$54,940	$47,350	$(11,280)	$163,000
2300 Main	08/29/2013	$27,940	$3,570	$7,990	$—	$39,500
Fiege Mega Centre	10/18/2013	$36,005	$10,107	$7,481	$—	$53,593
55 M Street	12/09/2013	$85,277	$24,810	$34,730	$(3,940)	$140,877

(1)	For acquisitions denominated in a foreign currency, amounts have been translated at a rate based on the exchange rate in effect on the acquisition date.

(2)
In April 2015, the Company acquired two logistics buildings in the Harder Logistics Portfolio located in Nuremberg and Karlsdorf, Germany. In December 2015, the Company acquired the second phase of the portfolio, which consisted of one logistics building located in Duisburg, Germany.

(3)	In February 2014, the Company acquired The Rim retail center in San Antonio, Texas. In April 2015 and December 2015, the Company acquired additional phases of the center.

(4)	In June 2014, the Company acquired the Simon Hegele Logistics facility in Forchheim, Germany. In January 2015, the Company acquired the second phase of the facility.

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2015, 2014, and 2013 acquisitions, as of the date of the acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2015 Acquisitions:
Simon Hegele Logistics (2nd Phase)	11.3	—	—
The Summit	5.1	3.0	5.6
Harder Logistics Portfolio (1st Phase)	10.0	5.7	—
The Rim (2nd Phase)	11.3	9.8	6.0
The Rim (3rd Phase)	7.8	8.5	6.5
Harder Logistics Portfolio (2nd Phase)	13.9	15.0	—

2014 Acquisitions:
The Rim (1st Phase)	16.5	12.9	35.3
25 Cabot Square (1)	11.7	0.5	3.0
Simon Hegele Logistics (1st Phase)	13.4	13.4	—
818 Bourke	4.1	3.3	3.1

2013 Acquisitions:
Mercedes Benz Bank	5.0	5.0	—
One Westferry Circus (1)	8.4	9.9	13.1
465 Victoria	4.7	5.2	7.3
Riverside Center	6.2	1.0	6.9
New City (1)	4.8	4.3	3.0
825 Ann	9.5	—	—
The Campus at Playa Vista	6.7	8.6	7.1
Perspective Défense	3.8	3.8	3.8
The Markets at Town Center	9.4	0.5	7.0
The Avenue	4.1	6.8	17.2
2300 Main	5.6	—	—
Fiege Mega Centre	10.2	—	—
55 M Street	7.1	7.8	7.3

(1)Excludes the effect of ground leases which significantly increase the weighted average useful life for these intangibles.

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the year ended December 31, 2015, which are included in the Company’s consolidated results of operations for the year ended December 31, 2015 (in thousands):

		For the Year Ended
2015 Acquisitions		December 31, 2015
Simon Hegele Logistics (1)	Revenue	$5,336
	Net income (loss)	$48
The Summit	Revenue	$21,756
	Net income (loss)	$439
Harder Logistics Portfolio (2)	Revenue	$3,766
	Net income (loss)	$(8,762)
The Rim (3)	Revenue	$23,458
	Net income (loss)	$2,853

(1)
Includes the total revenue and net income of the Simon Hegele Logistics facility, including the first phase of the facility acquired in June 2014. The second phase of the facility was acquired in January 2015 and includes 236,661 square feet of net rentable area, which represents 38.9% of the net rentable area of the total Simon Hegele Logistics facility.

(2)
Includes the total revenue and net income of The Harder Logistics Portfolio, including the first phase of the portfolio acquired in April 2015. The second phase of the portfolio was acquired in December 2015 and includes 677,374 square feet of net rentable area, which represents 52.7% of the net rentable area of the total Harder Logistics Portfolio.

(3)
Includes the total revenue and net income of The Rim retail center, including the first phase of the center acquired in February 2014. The second phase of the center was acquired in April 2015 and includes 259,316 square feet of net rentable area, which represents 27.8% of the net rentable area of the total Rim facility. The third phase of the center was acquired in December 2015 and includes 28,901 square feet of net rentable area, which represents 3.1% of the net rentable area of the total Rim facility.

The following unaudited consolidated information is presented to give effect to current year acquisitions through December 31, 2015 as if the acquisitions occurred on January 1, 2014. This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition fees and expenses of $19.3 million and $47.5 million for the years ended December 31, 2015 and 2014, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2014, nor does it purport to represent our future operations (amounts in thousands, except per share amounts):

	For the Years Ended
	December 31,
	Pro Forma 2015	Pro Forma 2014
Revenues	$486,274	$491,187
Net income (loss)	$13,854	$58,514
Basic and diluted income (loss) per common share	$0.03	$0.20

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

The following unaudited consolidated information is presented to give effect to 2014 acquisitions through December 31, 2014 as if the acquisitions occurred on January 1, 2013. This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition fees and expenses of $47.5 million and $82.1 million for the years ended December 31, 2014 and 2013, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2013, nor does it purport to represent our future operations (amounts in thousands, except per share amounts):

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

	For the Years Ended
	December 31,
	Pro Forma 2013	Pro Forma 2012
Revenues	$388,133	$348,012
Net income (loss)	$(21,472)	$(31,255)
Basic and diluted income (loss) per common share	$(0.12)	$(0.20)

5. REAL ESTATE LOANS RECEIVABLE

Real estate loans receivable included the following at December 31, 2015 and 2014 (in thousands):

Property	Original Funding Date	Maturity Date	Interest Rate	Total Loan Commitment	Balance as of December 31, 2015	Balance as of December 31, 2014
Flagship Capital JV
Houston Retail Portfolio (1)	8/2/2012	8/2/2015	7.60%	11,804	—	11,457
Motor Circle (2)	12/28/2012	12/28/2015	8.00%	3,175	—	2,423
Falls of Kirkwood	10/18/2013	8/15/2016	8.00%	6,300	4,964	6,222
Falls of Town Park Apartments	12/30/2013	12/30/2015	7.75%	5,327	—	5,227
Precinct Villages (3)	3/18/2014	3/17/2016	8.50%	2,595	1,793	1,811
Manor Palms (4)	6/26/2014	12/25/2015	7.00%	4,109	—	3,979
Randall’s	7/28/2014	7/28/2017	6.25%	10,939	8,747	8,110
Finesilver	7/31/2014	7/31/2016	6.45%	7,233	5,684	5,165
Dymaxion Apartments	12/15/2014	12/15/2016	7.60%	8,500	8,288	7,684
Marbach Park Apartments	12/15/2014	12/15/2016	7.60%	9,500	9,319	7,676
			7.22%	$69,482	$38,795	$59,754
Less: Origination fees					(128)	(640)
Total Flagship Capital JV					$38,667	$59,114
Other Loans Receivable
@1377	6/29/2012	7/1/2016	10.00%	$3,962	$3,962	$3,962
The Rim (5)	9/8/2014	9/30/2016	8.50%	$20,750	$12,651	$11,324
Total Real Estate Loans Receivable					$55,280	$74,400

(1)	In June 2015, the borrower repaid the outstanding principal balance of the loan.

(2)	In March 2015, the borrower repaid the outstanding principal balance of the loan.

(3)	In March 2016, the borrower entered into an amendment to extend the maturity date of this loan to June 30, 2016.

(4)	In July 2015, the borrower repaid the outstanding principal balance of the loan.

(5)
In December 2015, the borrower made a payment of $9.4 million, and entered into an amendment to extend the maturity date of this loan to September 30, 2016 and to reduce the total loan commitment to $20.8 million.

6. DEBT FINANCING

As of December 31, 2015 and 2014, the Company had $2.6 billion and $2.1 billion of principal outstanding, respectively, with a weighted average years to maturity of 3.3 years and 2.8 years, respectively, and a weighted average interest rate of 2.3% and 2.9%, respectively. The following table describes the Company’s debt outstanding at December 31, 2015 and 2014 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date		Interest Rate Description	Interest Rate as of December 31, 2015		Principal Outstanding at December 31, 2015	Principal Outstanding at December 31, 2014
Secured Mortgage Debt
Brindleyplace Project	7/1/2010	7/7/2016	(1)	Variable	2.01%		$179,197	$188,034
Hock Plaza	9/8/2010	12/6/2015		Fixed	N/A		—	75,657
Southpark	10/19/2010	12/6/2016		Fixed	5.67%		18,000	18,000
Fifty South Sixth	11/4/2010	11/3/2018	(2)	Variable	1.84%		125,000	95,000
Gogolevsky 11	8/25/2011	4/7/2021		Variable	N/A		—	35,100
Flagship Capital JV	7/2/2014	7/2/2019		Variable, subject to floor of 4.25%	4.25%		14,943	25,162
100 Brookes	7/13/2012	7/31/2017		Variable	4.61%		31,546	35,254
Poland Logistics Portfolio	8/2/2012	6/28/2019		Variable, subject to interest rate cap	2.00%		67,601	76,797
Minneapolis Retail Center	8/2/2012	8/10/2019		Fixed	3.50%		65,500	65,500
825 Ann	11/16/2012	11/20/2018		Variable, subject to interest rate cap	2.88%		59,139	66,091
Mercedes Benz Bank	2/7/2013	12/31/2019		Variable, subject to interest rate cap	1.52%		36,719	41,346
465 Victoria	2/28/2013	12/2/2018		Variable, subject to interest rate cap	3.63%		38,831	43,396
New City	3/28/2013	3/28/2018		Variable, subject to interest rate cap	2.30%		83,978	95,934
One Westferry Circus	5/9/2013	5/5/2020		Fixed	3.30%		71,050	74,554
The Campus at Playa Vista (3)	5/14/2013	12/1/2018		Variable	1.65%		150,000	115,000
Perspective Defense	6/21/2013	7/25/2019		Variable, subject to interest rate cap	2.45%		76,342	85,085
Fiege Mega Centre	10/18/2013	10/18/2018		Variable, subject to interest rate cap	1.66%		25,135	28,373
55 M Street	12/9/2013	12/9/2017		Variable	1.88%		72,000	72,000
25 Cabot Square	3/26/2014	3/26/2020		Fixed	3.50%		183,175	192,209
Simon Hegele Logistics	4/28/2014	6/15/2019		Fixed	1.90%		38,940	26,106
818 Bourke	10/31/2014	10/31/2019		Variable, subject to interest rate cap	2.86%		64,952	74,627
The Summit	3/4/2015	3/4/2022		Variable	1.80%		170,000	—
Harder Logistics Portfolio	4/1/2015	2/28/2021		Variable, subject to interest rate cap	0.95%		76,106	—
Other Notes Payable
JPMorgan Chase Revolving Credit Facility	4/13/2012	6/29/2019		Variable, subject to interest rate cap (4)	1.99%	(5)	327,000	122,894
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	6/29/2019		Variable, subject to interest rate cap (4)	1.98%		495,000	378,000
WaterWall Place Construction Loan	6/29/2012	5/8/2018		Variable, subject to interest rate cap	2.02%	(5)	44,897	44,092
Aviva Coral Gables JV Construction Loan	5/10/2013	5/10/2017		Variable, subject to interest rate cap	2.66%	(5)	42,693	38,431
Total Principal Outstanding							$2,557,744	$2,112,642
Unamortized Premium/ (Discount)							105	(283)
Unamortized Deferred Financing Fees (6)							(12,193)	(11,421)
Notes Payable							$2,545,656	$2,100,938
Notes Payable to Affiliates
Aviva Coral Gables Construction Loan	7/13/2012	7/13/2015		Variable	N/A		—	17,601
Total Notes Payable to Affiliates							$—	$17,601
							$2,545,656	$2,118,539

(1)
During 2015, the Company entered into various amendments and exercised extensions, which extended the maturity date from July 7, 2015 to July 7, 2016. The interest rate swaps related to this loan expired in July 2015, resulting in the loan bearing interest at a variable rate.

(2)
In November 2015, the Company entered into an amendment to the Fifty South Sixth loan, resulting in a new loan amount of $125.0 million and a maturity date of November 3, 2018, subject to two twelve-month extensions at the Company’s option and subject to the satisfaction of certain conditions.

(3)
In November 2015, the Company entered into an amendment to the Campus at Playa Vista loan, resulting in a new loan amount of $150.0 million and a maturity date of December 1, 2018, subject to two twelve-month extensions at the Company’s option and subject to the satisfaction of certain conditions.

(4)
In March 2015, the Company executed two $250 million interest rate cap corridor agreements as economic hedges against the variability of future interest rates on its revolving credit facility with JPMorgan Chase that cap the interest rate on borrowings at 0.75% - 2.25%. The Company has not designated any of these derivatives as hedges for accounting purposes.

(5)	Represents the weighted average interest rate as of December 31, 2015.

(6)
Effective December 31, 2015, we adopted ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." Amounts for prior years were reclassified to conform to the presentation for the current year. See Note 2 — Summary of Significant Accounting Policies for additional information.

As of December 31, 2014, the fixed rate debt includes $236.0 million of variable rate debt economically fixed through the use of interest rate swaps. The variable rate debt has variable interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 0.70% to 2.50% per annum. Additionally, as of December 31, 2015, $982.3 million of our variable rate debt was capped at strike rates ranging from 1.3% to 4.5%. See Note 7 — Derivative Instruments for more information regarding our interest rate contracts.

JP Morgan Chase Revolving Credit Facility

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

In April 2014, the Company entered into an amendment to its Revolving Credit Facility, resulting in the following changes:

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

In June 2015, the Company entered into an additional amendment to its Revolving Credit Facility, which resulted in the following changes:

•	an increase in total commitments to $920.0 million, consisting of a $495.0 million increase to the Term Loan Commitment and a $425.0 million increase to the Revolving Loan Commitment,

•	the future ability to increase the maximum amount available to $1.25 billion, subject to the Company’s satisfaction of certain conditions, and

•	extended the maturity date to June 29, 2019, subject to an additional one-year extension at the Company’s option and subject to the satisfaction of certain conditions.

For the period from January 2015 through December 2015, the Company made draws of approximately $1.2 billion and payments of $891.7 million under the Revolving Credit Facility, and incurred a gain of $0.2 million through December 31, 2015 related to its borrowings on its loans denominated in a foreign currency. Additionally, from January 1, 2016 through March 28, 2016, the Company made draws of approximately $34.0 million and payments of $15.0 million under the Revolving Credit Facility resulting in an outstanding principal balance of $841.0 million as of March 28, 2016.

Notes Payable to Affiliates

In July 2012, the Aviva Coral Gables JV entered into an agreement for a variable interest rate construction loan with a maximum principal amount of $20.1 million with an affiliate of Hines related to the development of a multi-family project in Miami, Florida. In July 2015, the Company repaid the outstanding principal balance of this note payable.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of December 31, 2015.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the years ending December 31, 2016 through December 31, 2020 and for the period thereafter. Amounts are in thousands:

	Payments due by Year
	2016	2017	2018	2019	2020	Thereafter
Principal payments	$204,952	$154,025	$527,078	$1,175,956	$255,374	$240,359

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

The Company has also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates on future international investments. These forward contracts economically fixed the currency exchange rates on each of the investments to which they related. The Company did not designate any of these contracts as fair value or cash flow hedges for accounting purposes. See Note 11 — Fair Value Measurements for additional information regarding the fair value of our foreign currency forwards. The Company had only interest rate cap contracts active as of December 31, 2015.

The table below provides additional information regarding these interest rate cap contracts (in thousands, except percentages).

Interest Rate Cap Contracts
Property	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Poland Logistics Portfolio	August 2, 2012	June 30, 2017	$51,103	EURIBOR	2.00%
Poland Logistics Portfolio	October 9, 2012	June 30, 2017	$10,649	EURIBOR	2.00%
Poland Logistics Portfolio	June 30, 2017	June 28, 2019	$58,749	EURIBOR	2.00%
WaterWall Place	January 7, 2013	June 29, 2016	$45,500	LIBOR	1.25%
Mercedes Benz Bank	March 11, 2013	March 31, 2018	$36,814	EURIBOR	1.50%
465 Victoria (2)	March 20, 2013	February 29, 2016	$20,143	BBSW	4.33%
825 Ann	July 30, 2013	April 30, 2016	$44,355	BBSW	4.50%
825 Ann	April 29, 2016	November 20, 2018	$29,570	BBSW	3.25%
New City	April 11, 2013 May 6, 2013	March 16, 2018	$58,624	EURIBOR	2.50%
Perspective Defense	July 25, 2013	July 25, 2019	$76,343	EURIBOR	1.70%	(3)
Fiege Mega Centre	October 18, 2013	October 18, 2018	$25,134	EURIBOR	2.00%
Aviva Coral Gables	September 5, 2014	December 5, 2016	$46,191	LIBOR	2.00%	(4)
818 Bourke	November 27, 2014	October 27, 2017	$33,389	BBSY	4.00%
JP Morgan Chase Revolving Credit Facility - Revolving Loan	March 27, 2015	December 27, 2016	$250,000	LIBOR	2.25%
JP Morgan Chase Revolving Credit Facility - Term Loan	March 27, 2015	December 27, 2016	$250,000	LIBOR	2.25%
Harder Logistics Portfolio	March 31, 2015	March 31, 2018	$34,097	EURIBOR	1.50%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the exchange rate in effect on December 31, 2015.

(2)	The Company entered into a new interest rate cap contract in February 2016 with an expiration date of November 30, 2018.

(3)	Beginning in July 2016, the strike rate of this interest rate cap will increase to 2.00% for the remaining term of the interest rate cap.

(4)	Beginning in January 2016, the strike rate of this interest rate cap increased to 3.25% for the remaining term.

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Assets—Derivative Instruments” and “Liabilities—Derivative Instruments” on the Company’s consolidated balance sheets, as of December 31, 2015 and December 31, 2014 (in thousands):

	Derivative Assets		Derivative Liabilities
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$—	$(2,684)
Interest rate caps	675	345	—	—
Foreign currency forward contracts	—	14,316	—	(7,164)
Total derivatives	$675	$14,661	$—	$(9,848)

The table below presents the effects of the changes in fair value of our derivative instruments in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015, 2014 and 2013 (in thousands):

	Gain (Loss) on Derivative Instruments
	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments:
Interest rate swaps	$2,661	$4,122	$5,910
Interest rate caps	(2,099)	(4,131)	(828)
Foreign currency forward contracts	—	7,331	4,827
Total gain (loss) on derivatives	$562	$7,322	$9,909

8.  DISTRIBUTIONS

The Company has declared distributions for the months of January 2013 through March 2016 at an amount equal to $0.0017808 per share, per day. Additionally, the Brindleyplace JV declared distributions in the amount of $3.4 million, $4.3 million and $2.8 million to Moorfield/Laser for the years ended December 31, 2015, 2014 and 2013, respectively, related to the operations of the Brindleyplace Project.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for the years ended December 31, 2015, 2014 and 2013, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands). The Company declares distributions to the Company’s stockholders as of daily record dates and aggregates and pays such distributions monthly.

	Stockholders			Noncontrolling Interests
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
December 31, 2015	$83,481	$93,812	$177,293	$4,221
December 31, 2014	$79,555	$91,530	$171,085	$4,668
December 31, 2013	$56,702	$63,062	$119,764	$3,331

9.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the years ended December 31, 2015, 2014, and 2013 and amounts unpaid as of December 31, 2015 and 2014 (in thousands):

	Incurred During the Years Ended December 31,			Unpaid as of December 31,
Type and Recipient	2015	2014	2013	2015	2014
Selling Commissions- Dealer Manager	$—	$27,021	$56,259	$—	$—
Dealer Manager Fee- Dealer Manager	$—	$9,334	$19,321	—	—
Issuer Costs- the Advisor	$61	$1,975	$7,137	—	—
Acquisition Fee (1)- the Advisor and affiliates of Hines	$8,797	$18,188	$40,136	—	1,492
Asset Management Fee- the Advisor and affiliates of Hines	$35,725	$34,881	$20,354	8,493	8,402
Disposition Fee- the Advisor	$309	$2,543	$—	309	—
Other (2)	$6,768	$6,713	$5,216	1,574	1,657
Property Management Fee- Hines	$7,518	$6,680	$5,599	(12)	159
Development/ Construction Management Fee- Hines	$132	$2,556	$4,010	27	35
Leasing Fee - Hines	$4,446	$2,138	$3,371	3,417	1,363
Redevelopment Construction Management- Hines	$—	$9	$—	—	—
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	$11,098	$10,777	$7,074	661	998
Due to Affiliates				$14,469	$14,106

(1)
As described below, effective as of April 1, 2015, the Company, the Operating Partnership and the Advisor amended the Advisory Agreement in order to reduce the acquisition fee rate paid to the Advisor from 2.25% to 0.50%.

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

@1377 Development

In June 2012, the Company entered into a $3.2 million mezzanine loan commitment plus accrued interest to provide construction financing to the @1377 development, which is being developed by an affiliate of Hines. As of December 31, 2015 and December 31, 2014, $4.0 million and $4.0 million, respectively were outstanding under the mezzanine loan, respectively. See Note 1 — Organization for additional information concerning the @1377 development and the mezzanine loan.

Dealer Manager Agreement

In connection with the Company’s two prior public offerings of primary shares, the second of which closed in April 2014, the Dealer Manager received a selling commission of up to 7.5% of gross offering proceeds and a dealer manager fee of up to 2.5% of gross offering proceeds, both of which were recorded as an offset to additional paid-in-capital in the Company’s financial statements. Pursuant to separately negotiated agreements, the Dealer Manager reallowed up to 7.0% of gross proceeds as a selling commission and up to 1.5% of gross proceeds from its dealer manager fee as a marketing fee to broker-dealers participating in the Company’s public offerings. The Dealer Manager paid broker-dealers up to an additional 1.0% of the gross offering proceeds as reimbursements for distribution and marketing-related costs and expenses. No selling commissions or dealer manager fees were or will be paid for sales under the Company’s distribution reinvestment plan.

Advisory Agreement

Pursuant to the Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:

Acquisition Fee – Prior to April 2012, the Advisor received an acquisition fee equal to 2.0% of (i) the purchase price of each real estate investment the Company acquired or originated, including any debt attributable to such investments or the principal amounts of any loans originated directly by the Company and (ii) with respect to indirect investments through another entity, such entity’s pro rata share of the gross asset value of all real estate investments held by such entity. In March 2012, the Advisory Agreement was amended to increase the acquisition fee to 2.25% of these amounts. Effective as of April 1, 2015, the Advisory Agreement was further amended in order to reduce the acquisition fee paid to the Advisor from 2.25% to 0.50% of these amounts.

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

Additionally, the Advisor agreed to waive asset management fees otherwise payable to it for the years ended December 31, 2015 and 2014, respectively, to the extent that our MFFO for the years ended December 31, 2014 and 2015, as disclosed in our Annual Report on Form 10-K for such years, amounted to less than 100% of the aggregate distributions declared to our stockholders for such years. However, because MFFO exceeded distributions declared to the Company’s stockholders for the years ended December 31, 2015 and 2014, the Advisor did not waive any asset management fees.

During the years ended December 31, 2015, 2014 and 2013, the Company incurred asset management fees of $35.7 million, $34.9 million and $20.4 million, respectively.

Disposition Fee – The Advisor or its affiliates also will be paid a disposition fee of 1.0% of the sales price of any real estate investments sold or 1.0% of the Company’s pro rata share of the sales price with respect to the Company’s indirect investments. As of December 31, 2014, the Company incurred $2.5 million in disposition fees as a result of its dispositions of 144 Montague and Stonecutter Court. As of December 31, 2015, the Company incurred $0.3 million in disposition fees as a result of its disposition of 17600 Gillette.

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

Distributions are declared and paid quarterly to Moorfield/Laser based on the distributable income of the Brindleyplace Project and payment of the distributions will be subject to the approval of the board of directors of the Brindleyplace JV. During the years ended December 31, 2015, 2014 and 2013, respectively, the Brindleyplace JV declared $3.4 million, $4.3 million and $2.8 million of preferred dividends to Moorfield/Laser related to the CPECs. These amounts were included in the net (income) loss attributable to noncontrolling interests in the accompanying consolidated statements of operations and comprehensive income (loss) and offsets net income of $2.3 million and $1.5 million and net losses of $0.3 million that was attributable to Moorfield/Laser during the years ended December 31, 2015, 2014, and 2013, respectively, related to the results of operations of the Brindleyplace JV.

During the years ended December 31, 2014 and 2013 the noncontrolling interest partner in the Flagship JV, contributed $0.4 million and $0.6 million respectively to the Flagship Capital JV. In accordance with the partnership agreement that governs the joint venture, distributions are declared and paid when the joint venture has available cash (all cash held by the joint venture less what is reasonably needed to reserve or satisfy cash needs) with respect to an investment made by the joint venture. The Flagship Capital JV declared distributions to the noncontrolling interest partner for the years ended December 31,

2015, 2014, and 2013 of $0.2 million, $0.3 million, and $0.5 million, respectively. See Note 1 — Organization for additional information regarding the Flagship Capital JV.

During the year ended December 31, 2015, the noncontrolling interest partner contributed $1.0 million to the Aviva Coral Gables JV, for the funding of the repayment of the construction loan to Hines. The Aviva Coral Gables JV declared distributions to the noncontrolling interest partner for the year ended December 31, 2015 of $0.2 million See Note 1 — Organization for additional information regarding the Aviva Coral Gables JV.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Landesbank Baden-Württemberg, Commonwealth Bank of Australia, Deutsche Pfandbriefbank AG, Crédit Agricole, SMBC Capital Markets, BMO Capital Markets, ING Capital Markets, and the Australia and New Zealand Banking Group Limited. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2015 and 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

The following table sets forth the Company’s derivatives which are measured at fair value on a recurring basis, by level within the fair value hierarchy as of December 31, 2015 and December 31, 2014 (all amounts are in thousands):

		Basis of Fair Value Measurements
Period	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Interest rate swaps	$—	$—	$—	$—
Interest rate caps	$675	$—	$675	$—
Foreign currency forwards - Assets	$—	$—	$—	$—
Foreign currency forwards - Liabilities	$—	$—	$—	$—
December 31, 2014
Interest rate swaps	$(2,684)	$—	$(2,684)	$—
Interest rate caps	$345	$—	$345	$—
Foreign currency forwards - Assets	$14,316	$—	$14,316	$—
Foreign currency forwards - Liabilities	$(7,164)	$—	$(7,164)	$—

Financial Instruments Fair Value Disclosures

As of December 31, 2015, the Company estimated that the fair value of its notes payable, which had a book value (excluding any unamortized discount or premium and deferred financing costs) of $2.6 billion, was $2.6 billion. As of December 31, 2014, the Company estimated that the fair value of its notes payable, which had a book value (excluding any unamortized discount or premium) of $2.1 billion, was $2.1 billion. Management has utilized available market information, such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of December 31, 2015 and 2014, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

As of December 31, 2015 and 2014, the Company estimated that the book values of its real estate loans receivable approximated their fair values. Although the Company has determined the majority of the inputs used to value its real estate notes receivable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of real estate notes receivable utilize Level 3 inputs. However, as of December 31, 2015 and 2014, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of real estate notes receivable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Financial Instruments Measured on a Nonrecurring Basis

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances.  The fair value methodologies used to measure long-lived assets are described in Note 2 — Summary of Significant Accounting Policies — Investment Property and Lease Intangibles.  The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  There were no events during the years ended December 31, 2015, 2014 and 2013 which indicated that fair value adjustments of our long-lived assets were necessary.

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

•	Domestic office investments (11 investments)

•	Domestic other investments (10 investments)

•	International office investments (10 investments)

•	International other investments (12 investments)

The tables below provide additional information related to each of the Company’s segments, geographic location and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts are in thousands, except for percentages):

	Years Ended December 31,
	2015	2014	2013
Total Revenue
Domestic office investments	$168,962	$145,941	$114,480
Domestic other investments	119,083	104,753	62,407
International office investments	123,010	140,119	90,415
International other investments	65,818	65,451	55,560
Total Revenue	$476,873	$456,264	$322,862

For the years ended December 31, 2015, 2014 and 2013, the Company’s total revenue was attributable to the following countries:

	Years Ended December 31,
	2015	2014	2013
United States	60%	55%	55%
United Kingdom	17%	19%	15%
Australia	8%	8%	10%
Poland	5%	7%	9%
Russia	3%	5%	6%
France	3%	3%	3%
Germany	4%	3%	2%

For the years ended December 31, 2015, 2014 and 2013, the Company’s property revenues in excess of expenses by segment was as follows:

	Years Ended December 31,
	2015	2014	2013
Property revenues in excess of expenses (1)
Domestic office investments	$107,116	$91,932	$72,547
Domestic other investments	76,835	67,297	39,413
International office investments	97,644	114,586	73,226
International other investments	45,608	45,348	35,583
Total property revenues in excess of expenses	$327,203	$319,163	$220,769

(1)	Revenues less property operating expenses, real property taxes and property management fees.

For the years ended December 31, 2015 and 2014, the Company’s total assets by segment was as follows:

	Years Ended December 31,
	2015	2014
Total Assets
Domestic office investments	$1,503,926	$1,225,705
Domestic other investments	1,082,241	1,039,962
International office investments	1,090,483	1,232,534
International other investments	650,168	555,636
Corporate-level accounts	46,128	61,336
Total Assets	$4,372,946	$4,115,173

For the years ended December 31, 2015 and 2014, the Company’s total assets were attributable to the following countries:

	Years Ended December 31,
	2015	2014
United States	60%	56%
United Kingdom	16%	18%
Australia	7%	9%
Poland	6%	7%
Russia	1%	2%
France	3%	4%
Germany	7%	4%

For the years ended December 31, 2015, 2014 and 2013 the Company’s reconciliation to the Company’s net loss is as follows:

	Years Ended December 31,
	2015	2014	2013
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$327,203	$319,163	$220,769
Depreciation and amortization	(186,965)	(193,870)	(140,187)
Acquisition related expenses	(10,472)	(29,278)	(42,747)
Asset management and acquisition fees	(44,522)	(53,069)	(60,490)
General and administrative expenses	(8,597)	(6,782)	(5,344)
Gain (loss) on derivatives	562	7,322	9,909
Gain (loss) on sale of real estate investments	14,684	64,003	—
Foreign currency gains (losses)	(21,468)	(13,074)	(6,458)
Interest expense	(71,288)	(78,273)	(60,968)
Interest income	427	506	454
Benefit (provision) for income taxes	(4,518)	(5,806)	(701)
Net income (loss)	$(4,954)	$10,842	$(85,763)

13. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	2015	2014	2013
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$66,704	$66,592	$53,942
Cash paid for income taxes	$6,696	$4,161	$4,742
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$19,837	$17,558	$14,143
Other receivables	$5	$—	$5,441
Distributions reinvested	$93,785	$90,198	$60,585
Shares tendered for redemption	$5,245	$5,505	$2,287
Non-cash net liabilities acquired	$10,516	$2,737	$12,867
Accrued additions to investment property	$883	$2,373	$8,538

14. COMMITMENTS AND CONTINGENCIES

In November 2013, Dorsey & Whitney LLP signed a lease renewal for its space in 50 South Sixth located in Minneapolis, Minnesota. In connection with this renewal, the Company committed to fund $20.8 million of tenant improvements and leasing commissions related to its space, to be paid in future periods. As of December 31, 2015, $11.4 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

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

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2015 and 2014 (in thousands except per share amounts):

	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$113,079	$119,683	$119,533	$124,578
Gain (loss) on sale of real estate investments	$(1,127)	$—	$55	$15,756
Net income (loss)	$(13,908)	$(420)	$2,153	$7,221
Net (income) loss attributable to noncontrolling interests	$(1,170)	$(2,063)	$(1,086)	$(1,358)
Net income (loss) attributable to common stockholders	$(15,078)	$(2,483)	$1,067	$5,863
Income (loss) per common share, basic and diluted	$(0.06)	$(0.01)	$—	$0.02
	Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$105,123	$117,840	$117,705	$115,596
Gain (loss) on sale of real estate investments	$—	$—	$—	$64,003
Net income (loss)	$(35,442)	$(9,483)	$4,178	$51,589
Net (income) loss attributable to noncontrolling interests	$(947)	$(1,097)	$(964)	$(2,756)
Net income (loss) attributable to common stockholders	$(36,389)	$(10,580)	$3,214	$48,833
Income (loss) per common share, basic and diluted	$(0.15)	$(0.04)	$0.01	$0.18

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2015 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2015, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 28, 2016

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 29, 2016.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 29, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 29, 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 29, 2016.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 29, 2016.

 PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global REIT, Inc.
Consolidated Financial Statements — as of December 31, 2015 and 2014 and for the Years Ended December 31, 2015, 2014, and 2013

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is set forth beginning on page 104 hereof.

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 105 hereof.

Schedule IV —Mortgage Loans on Real Estate is set forth beginning on page 108 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 111 for a list of all exhibits filed as a part of this report.

* * * * * *

Hines Global REIT, Inc.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions (a)	Balance at the End of the Period
	(amounts in thousands)
Allowance for Doubtful Accounts as of December 31, 2015	$1,872	$558	$(764)	$1,666
Allowance for Doubtful Accounts as of December 31, 2014	$2,011	$841	$(980)	$1,872
Allowance for Doubtful Accounts as of December 31, 2013	$330	$2,105	$(424)	$2,011

(a)	Write-offs of accounts receivable previously reserved.

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2015

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2015
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)	Date of Construction	Date Acquired

Brindleyplace Project	Birmingham, United Kingdom	179,197	—	207,592	207,592	13,962	—	221,554	221,554	(29,490)	1997 - 2000	July - 10
Hock Plaza	Durham, North Carolina	—	1,220	69,704	70,924	—	1,220	69,704	70,924	(9,262)	2004	September - 10
Southpark	Austin, Texas	18,000	3,920	20,507	24,427	—	3,920	20,507	24,427	(2,667)	2001	October - 10
Fifty South Sixth	Minneapolis, Minnesota	125,000	1,390	134,262	135,652	670	1,390	134,932	136,322	(17,434)	2001	November - 10
FM Logistic	Moscow, Russia	—	5,320	51,588	56,908	(34,076)	2,127	20,705	22,832	(2,419)	1998 - 2004	April - 11
Gogolevsky 11	Moscow, Russia	—	—	85,126	85,126	(49,664)	—	35,462	35,462	(4,375)	1996	August - 11
250 Royall	Canton, Massachusetts	—	8,910	22,860	31,770	—	8,910	22,860	31,770	(2,464)	2005	September - 11
Campus at Marlborough	Marlborough, Massachusetts	—	23,790	54,230	78,020	1,335	23,310	56,045	79,355	(5,799)	1999	October - 11
Komo Plaza	Seattle, Washington	—	19,560	111,182	130,742	4,507	19,560	115,689	135,249	(11,640)	2000 - 2003	December - 11
9320 Excelsior	Hopkins, Minnesota	—	2,730	51,110	53,840	—	2,730	51,110	53,840	(5,128)	2010	December - 11
WaterWall Place	Houston, Texas	44,897	8,229	54,825	63,054	1	8,229	54,826	63,055	(2,854)	2012	December - 11
Aviva Coral Gables	Miami, Florida	42,693	12,112	48,892	61,004	1,016	12,326	49,694	62,020	(1,410)	2012	July - 12
Poland Logistics Portfolio	Upper Silesia, Warsaw and Wroclaw, Poland	67,601	25,893	97,627	123,520	(20,531)	20,720	82,269	102,989	(7,423)	1995 - 2009	March - 12 & October - 12
100 Brookes Street	Brisbane, Australia	31,546	8,600	41,404	50,004	(14,054)	6,174	29,776	35,950	(2,580)	2008	July - 12
Minneapolis Retail Center	Minneapolis, Minnesota	65,500	30,792	78,711	109,503	1,970	30,792	80,681	111,473	(6,803)	1974	August - 12 & December - 12
550 Terry Francois	San Francisco, California	—	41,270	109,760	151,030	—	41,270	109,760	151,030	(9,182)	2002	August - 12
Mercedes Benz Bank	Stuttgart, Germany	36,719	11,953	47,643	59,596	(11,351)	9,630	38,615	48,245	(2,798)	2003	February - 13
One Westferry Circus	London, England	71,050	—	48,874	48,874	(468)	—	48,406	48,406	(3,467)	1992	February - 13
465 Victoria	Sydney, Australia	38,831	26,566	48,788	75,354	(21,364)	18,930	35,060	53,990	(2,480)	1995	February - 13
Riverside Center	Boston, Massachusetts	—	45,888	125,014	170,902	288	45,888	125,302	171,190	(8,647)	2000	March - 13
New City	Warsaw, Poland	83,978	—	115,208	115,208	(19,330)	—	95,878	95,878	(6,624)	2010	March - 13
825 Ann	Brisbane, Australia	59,139	20,669	83,802	104,471	(30,530)	14,611	59,330	73,941	(3,953)	2013	April - 13
The Campus at Playa Vista	Los Angeles, California	150,000	41,160	125,567	166,727	65	41,160	125,632	166,792	(8,411)	2009-2010	May - 13
Perspective Defense	Paris, France	76,342	29,039	109,704	138,743	(23,325)	24,157	91,261	115,418	(5,900)	2007	June - 13
The Markets at Town Center	Jacksonville, Florida	—	52,130	76,067	128,197	—	52,130	76,067	128,197	(4,647)	2009	July - 13

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2015
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)	Date of Construction	Date Acquired
The Avenue	Nashville, Tennessee	—	54,940	71,990	126,930	—	54,940	71,990	126,930	(4,300)	2007	August - 13
2300 Main	Irvine, California	—	3,570	27,940	31,510	—	3,570	27,940	31,510	(1,636)	2002	August - 13
Fiege Mega Centre	Erfurt, Germany	25,135	10,107	36,005	46,112	(9,320)	8,060	28,732	36,792	(1,586)	1995	October - 13
55 M Street	Washington, D.C.	72,000	24,810	85,277	110,087	541	24,810	85,818	110,628	(4,432)	2009	December - 13
The Rim	San Antonio, Texas	—	85,240	132,855	218,095	3,146	85,240	136,001	221,241	(4,911)	2006-2014	February - 14, April - 15, & December - 15
25 Cabot Square	London, England	183,175	—	165,121	165,121	(14,056)	—	151,065	151,065	(6,525)	1991	March - 14
Simon Hegele Logistics	Forchheim, Germany	38,940	13,245	56,428	69,673	(11,053)	11,113	47,507	58,620	(1,590)	2012-2014	June - 14 & January - 15
818 Bourke	Melbourne, Australia	64,952	36,487	82,867	119,354	(21,267)	29,930	68,157	98,087	(1,984)	2008	October - 14
Summit	Bellevue, Washington	170,000	68,090	217,974	286,064	210	68,089	218,185	286,274	(4,645)	2002, 2005	March - 15
Harder Logistics Portfolio	Nuremberg, Karlsdorf, and Duisburg, Germany	76,106	16,362	89,368	105,730	1,002	16,512	90,220	106,732	(845)	2003, 2010, 2015	April - 15 & December - 15
		$1,720,801	$733,992	$2,985,872	$3,719,864	$(251,676)	$691,448	$2,776,740	$3,468,188	$(200,311)

(a)	Assets consist of quality office, mixed-use and retail properties, industrial/distribution facilities and multi-family development.

(b)	Components of initial cost for properties acquired using a foreign currency were converted using the currency exchange rate as of the date of acquisition.

(c)	Includes the effect of changes in the exchange rate between the date of acquisition and December 31, 2015 for properties that are denominated in a foreign currency.

(d)	The aggregate cost for federal income tax purposes is $3.6 billion as of December 31, 2015.

(e)
Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings.

The changes in total real estate assets for the years ended December 31, (in thousands):

	2015	2014	2013
Gross real estate assets
Balance, beginning of period	$3,103,520	$2,894,264	$1,529,675
Additions during the period:
Acquisitions	479,628	484,499	1,322,485
Other additions	10,905	45,879	61,259
Disposals of fully-depreciated assets	(38)	(23)	—
Costs of real estate sold	(10,101)	(139,539)	—
Effect of changes in foreign currency exchange rates	(115,726)	(181,560)	(19,155)
Balance, end of period	$3,468,188	$3,103,520	$2,894,264
Accumulated Depreciation
Balance, beginning of period	$(138,821)	$(94,414)	$(47,197)
Depreciation	(68,722)	(64,846)	(46,973)
Effect of changes in foreign currency exchange rates	6,184	9,573	(244)
Disposals of fully-depreciated assets	38	23	—
Retirement or sales of assets	1,010	10,843	—
Balance, end of period	$(200,311)	$(138,821)	$(94,414)

Schedule IV — Mortgage Loans on Real Estate
December 31, 2015
(amounts in thousands)

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages		Carrying Amount of Mortgages (a)
Construction Loans:
Multi-family
@1377	Atlanta, GA	10.00%	7/1/2016	Monthly interest- only payments	—	3,962		3,962
Falls of Kirkwood	Houston, TX	8.00%	8/15/2016	Monthly payments of principal and interest based on a 30-year amortization schedule	—	6,300		4,964
Dymaxion Apartments	San Antonio, TX	7.60%	12/15/2016	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	8,500		8,288
Marbach Park Apartments	San Antonio, TX	7.60%	12/15/2016	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	9,500		9,319

Office
Finesilver	San Antonio, TX	6.45%	7/31/2016	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	7,233		5,684

Shopping Centers
Precinct Villages	North Richland Hills, TX	8.50%	3/17/2016	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	2,595		1,793
Randalls	Pasadena and Friendswood, TX	6.25%	7/28/2017	Monthly interest- only payments for first 18-months; then amortizes based on a 25-year amortization schedule.	—	10,939		8,747
The Rim	San Antonio, TX	8.50%	9/30/2016	Monthly interest- only payments	—	20,750	(b)	12,651
					$—	$69,779		$55,408

(a)	The aggregate cost for federal income tax purposes is $55.4 million as of December 31, 2015.

(b)
In December 2015, the borrower made a payment of $9.4 million, and entered into an amendment to extend the maturity date of this loan to September 30, 2016 and to reduce the total loan commitment to $20.8 million.

Changes in mortgage loans on real estate are summarized below (in thousands):

	2015	2014	2013
Balance at beginning of period	$75,040	$43,591	$35,124
Additions during period:
New loans	—	45,680	18,633
Additional advances on existing loans	13,183	4,736	1,389
Interest income added to principal	754	525	842
Deductions during period:
Collection of principal	(33,569)	(19,492)	(12,397)
Balance at close of period	$55,408	$75,040	$43,591

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES GLOBAL REIT, INC. (registrant)

March 28, 2016	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2016.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 28, 2016
Jeffrey C. Hines

/s/ Sherri W. Schugart	President and Chief Executive Officer	March 28, 2016
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 28, 2016
Ryan T. Sims	(Principal Financial Officer)

/s/ J. Shea Morgenroth	Chief Accounting Officer and Treasurer	March 28, 2016
J. Shea Morgenroth	(Principal Accounting Officer)

/s/ Charles M. Baughn	Director	March 28, 2016
Charles M. Baughn

/s/ Jack L. Farley	Director	March 28, 2016
Jack L. Farley

/s/ Colin P. Shepherd	Director	March 28, 2016
Colin P. Shepherd

/s/ Thomas L. Mitchell	Director	March 28, 2016
Thomas L. Mitchell

/s/ John S. Moody	Director	March 28, 2016
John S. Moody

/s/ Peter Shaper	Director	March 28, 2016
Peter Shaper

INDEX TO EXHIBITS

Exhibit No.	Description

3.1
Articles of Amendment and Restatement of Hines Global REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, SEC File No. 333-156742 (the “Registration Statement”), on August 3, 2009 and incorporated by reference herein)

3.2	Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on March 18, 2009 and incorporated by reference herein)
3.3	Amendment No. 1 to Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on September 21, 2015 and incorporated by reference herein)
4.1
Hines Global REIT, Inc. Distribution Reinvestment Plan (included as Appendix A to the Prospectus contained in the Registrant’s Registration Statement on Form S-3 (File No. 333-195478) filed on April 24, 2014 and incorporated by reference herein)

10.1
Amended and Restated Credit Agreement, dated as of June 29, 2015, among Hines Global REIT Properties, L.P. and the Lenders party thereto, JP Morgan Chase Bank, National Association, as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Foreign Currencies, Bank of America, N.A., as Syndication Agent, and Bank of Montreal, Chicago Branch, Regions Bank and U.S. Bank National Association, as Co-Documentation Agents, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners and Joint Lead Arrangers (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q on August 13, 2015, and incorporated by reference herein)

10.2
Seventh Amendment to Advisory Agreement among Hines Global REIT Advisors LP, Hines Global REIT Properties LP and Hines Global REIT, Inc., dated May 11, 2015 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q on August 13, 2015, and incorporated by reference herein)

10.3	Form of Restricted Share Award Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q on November 16, 2015, and incorporated by reference herein)
21.1*	List of Subsidiaries of Hines Global REIT, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm of Hines Global REIT, Inc. and subsidiaries, Deloitte & Touche LLP
31.1*	Certification
31.2*	Certification
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
101*
The following materials from Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 28, 2016, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Statements of Equity, (iv) of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*    Filed herewith