Form 10-Q
period 2016-03-31
Hines Global REIT, Inc.
filed 2016-05-12
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 12, 2016, approximately 275.4 million shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

SIGNATURES
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification of CEO & CFO pursuant to Section 906
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$3,277,457	$3,267,877
Investment in unconsolidated entities	1,617	2,006
Cash and cash equivalents	128,004	136,627
Restricted cash	16,556	19,764
Derivative instruments	171	675
Tenant and other receivables, net	95,969	94,890
Intangible lease assets, net	641,470	672,784
Deferred leasing costs, net	101,049	104,308
Deferred financing costs, net	3,155	3,384
Real estate loans receivable, net	56,615	55,280
Other assets	17,497	15,351
Total assets	$4,339,560	$4,372,946
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$95,301	$101,981
Due to affiliates	14,425	14,469
Intangible lease liabilities, net	92,757	95,696
Other liabilities	38,212	48,583
Distributions payable	19,679	19,837
Notes payable, net	2,555,897	2,545,656
Total liabilities	2,816,271	2,826,222

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 275,334 and 274,482 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	275	274
Additional paid-in capital	2,482,266	2,476,744
Accumulated distributions in excess of earnings	(854,516)	(815,127)
Accumulated other comprehensive income (loss)	(152,277)	(163,096)
Total stockholders’ equity	1,475,748	1,498,795
Noncontrolling interests	47,541	47,929
Total equity	1,523,289	1,546,724
Total liabilities and equity	$4,339,560	$4,372,946

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2016 and 2015
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$110,619	$105,313
Other revenue	8,317	7,766
Total revenues	118,936	113,079
Expenses:
Property operating expenses	22,982	22,250
Real property taxes	12,383	11,323
Property management fees	2,419	2,455
Depreciation and amortization	43,630	44,683
Acquisition related expenses	141	8,022
Asset management and acquisition fees	9,191	16,572
General and administrative expenses	2,987	2,162
Total expenses	93,733	107,467
Income (loss) before other income (expenses) and benefit (provision) for income taxes	25,203	5,612
Other income (expenses):
Gain (loss) on derivative instruments	(562)	133
Gain (loss) on sale of real estate investments	—	(1,127)
Foreign currency gains (losses)	(154)	952
Interest expense	(16,260)	(17,923)
Interest income	88	138
Income (loss) before benefit (provision) for income taxes	8,315	(12,215)
Benefit (provision) for income taxes	(1,839)	(1,693)
Net income (loss)	6,476	(13,908)
Net (income) loss attributable to noncontrolling interests	(1,286)	(1,170)
Net income (loss) attributable to common stockholders	$5,190	$(15,078)
Basic and diluted income (loss) per common share	$0.02	$(0.06)
Distributions declared per common share	$0.16	$0.16
Weighted average number of common shares outstanding	275,102	271,255
Net comprehensive income (loss):
Net income (loss)	$6,476	$(13,908)
Other comprehensive income (loss):
Foreign currency translation adjustment	10,132	(37,756)
Net comprehensive income (loss)	16,608	(51,664)
Net comprehensive (income) loss attributable to noncontrolling interests	(599)	(34)
Net comprehensive income (loss) attributable to common stockholders	$16,009	$(51,698)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2016 and 2015
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2016	274,482	$274	$2,476,744	$(815,127)	$(163,096)	$1,498,795	$47,929
Issuance of common shares	2,426	2	23,456	—	—	23,458	—
Distributions declared	—	—	—	(44,579)	—	(44,579)	(386)
Distributions on Convertible Preferred Equity Certificates (CPEC)	—	—	—	—	—	—	(601)
Redemption of common shares	(1,574)	(1)	(17,919)	—	—	(17,920)	—
Issuer costs	—	—	(15)	—	—	(15)	—
Net income (loss)	—	—	—	5,190	—	5,190	1,286
Foreign currency translation adjustment	—	—	—	—	10,819	10,819	(687)
Balance as of March 31, 2016	275,334	$275	$2,482,266	$(854,516)	$(152,277)	$1,475,748	$47,541

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2015	270,657	$271	$2,440,089	$(627,203)	$(123,769)	$1,689,388	$46,709
Issuance of common shares	2,338	2	23,095	—	—	23,097	—
Distributions declared	—	—	—	(43,472)	—	(43,472)	(163)
Distributions on CPECs	—	—	—	—	—	—	(653)
Redemption of common shares	(1,480)	(1)	(12,528)	—	—	(12,529)	—
Issuer costs	—	—	(14)	—	—	(14)	—
Net income (loss)	—	—	—	(15,078)	—	(15,078)	1,170
Foreign currency translation adjustment	—	—	—	—	(37,714)	(37,714)	(1,136)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	1,094	1,094	—
Balance as of March 31, 2015	271,515	$272	$2,450,642	$(685,753)	$(160,389)	$1,604,772	$45,927

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015
(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$6,476	$(13,908)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	47,872	49,443
Distributions from unconsolidated entity	—	57
Foreign currency (gains) losses	154	(952)
(Gain) loss on the sale of real estate investments	—	1,127
(Gain) loss on derivative instruments	562	(133)
Changes in assets and liabilities:
Change in other assets	(1,921)	(3,171)
Change in tenant and other receivables	(1,871)	(8,433)
Change in deferred leasing costs	282	(7,088)
Change in accounts payable and accrued expenses	(10,278)	(1,312)
Change in other liabilities	(10,376)	(309)
Change in due to affiliates	(76)	5,391
Net cash from operating activities	30,824	20,712
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	—	(328,955)
Capital expenditures at operating properties and developments	(1,970)	(3,954)
Distributions from unconsolidated entity in excess of equity in earnings	389	418
Investments in real estate loans receivable	(1,199)	(4,404)
Proceeds from collection of real estate loans receivable	156	2,396
Deposits on investment property	—	(57,748)
Change in restricted cash	3,815	(1,389)
Net cash from investing activities	1,191	(393,636)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common shares	(15,157)	(14,526)
Payments of issuer costs	(15)	(14)
Distributions paid to stockholders and noncontrolling interests	(22,127)	(20,712)
Proceeds from notes payable	34,000	392,704
Proceeds from related party notes payable	—	96
Payments on notes payable	(37,932)	(1,894)
Change in security deposit liability	(177)	294
Deferred financing costs paid	(194)	(1,835)
Payments related to interest rate contracts	(54)	(2,220)
Net cash from financing activities	(41,656)	351,893
Effect of exchange rate changes on cash	1,018	(4,662)
Net change in cash and cash equivalents	(8,623)	(25,693)
Cash and cash equivalents, beginning of period	136,627	143,609
Cash and cash equivalents, end of period	$128,004	$117,916

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2015 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of March 31, 2016, the results of operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

On August 5, 2009, the Company commenced its initial public offering of common stock for sale to the public which expired on February 1, 2013. The Company commenced a follow-on offering effective February 4, 2013, through which it offered up to $3.5 billion in shares of common stock (the “Second Offering”), and ceased offering primary shares pursuant to the Second Offering on April 11, 2014. The Company continues to offer up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Collectively, through its public offerings, the Company received gross offering proceeds of $2.9 billion from the sale of 290.7 million shares from inception through March 31, 2016, all of which have been invested in the Company’s real estate portfolio.

In March 2015, the Company completed its investment of the proceeds raised through its public offerings. As of March 31, 2016, the Company owned interests in 43 real estate investments, consisting of the following types of investments:

•	Domestic office investments (11 investments)

•	Domestic other investments (10 investments)

•	International office investments (10 investments)

•	International other investments (12 investments)

Discussed below are additional details related to the Company’s investments in real estate-related debt as of March 31, 2016. Each of these investments is included in the Company’s domestic other investments segment. All other investments are operating real estate investments.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has six loans receivable, totaling $39.3 million, outstanding as of March 31, 2016. The Company is not affiliated with Flagship Capital GP. See Note 5 — Real Estate Loans Receivable for additional information regarding these loans receivable.

•
The Rim Loan Receivable — the Company committed to provide construction financing to the developer of four additional retail parcels at The Rim, an outdoor retail center located in San Antonio, Texas. In April 2015, the Company completed the acquisition of the first of these additional parcels, consisting of 259,316 square feet. In December 2015, the Company completed the acquisition of an additional parcel, consisting of 28,901 square feet. The total amount of the commitment, as amended in April and December 2015, is $20.8 million. As of March 31, 2016, the Company had outstanding loans of $13.4 million to the developer. The Company is not affiliated with the developer of the project.

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

	March 31, 2016	December 31, 2015
Maximum risk of loss (1)	$45,772	$52,394
Assets held by VIEs	$162,316	$171,172
Assets held as collateral for debt	$162,316	$171,172
Liabilities held by VIEs	$103,510	$106,656

(1)	Represents the Company's contributions, net of distributions, made to the consolidated VIEs.

Restrictions on the use of a VIE’s assets are significant because they serve as collateral for such VIE’s debt, and the Company is generally required to obtain its partners’ approval in accordance with the respective joint venture agreements for any major transactions. Transactions with these joint ventures on the Company’s consolidated financial statements primarily relate to (i) contributions for the funding of loans receivable or distributions related to the receipt of proceeds from the collection of loans receivable at the Flagship JV or (ii) operating distributions received from the WaterWall Place JV and the Aviva Coral Gables JV, respectively. The Company and its partners are subject to the provisions of the joint venture agreements for the VIEs, which include provisions for when additional contributions may be required. During the three months ended March 31, 2016, the Company received distributions of $6.6 million, net of capital contributions of $0.1 million in accordance with the Company’s respective joint venture agreements. During the three months ended March 31, 2015, the Company received distributions of $2.0 million, net of capital contributions of $0.1 million in accordance with the Company’s respective joint venture agreements. This activity is eliminated in consolidation of the VIEs, but increases, or decreases in the case of distributions received, the Company’s maximum risk of loss.

Unconsolidated VIEs

The Rim Loan Receivable

In February 2014, the Company completed the acquisition of The Rim, an outdoor retail center located in San Antonio, Texas. In August 2014, the Company entered into a loan agreement with Central Rim LLC (the “Rim Borrower”), as amended in April 2015 and December 2015, to provide $20.8 million of construction financing at The Rim. In April 2015, the Company completed the acquisition of an additional 259,316 square feet of retail space at The Rim. In December 2015, the Company completed the acquisition of an additional parcel, consisting of 28,901 square feet. Following the completion of the development of each parcel, the Company will have certain rights or obligations to purchase each parcel. As a result of these purchase rights or obligations, and due to the fact that the Rim Borrower lacks the obligation to absorb losses upon the achievement of certain metrics, the Company has determined that the entity that owns these parcels is considered to be a VIE. Additionally, the Rim Borrower was determined to be the primary beneficiary of this VIE since it is the party most directly responsible for the success of the entity. As of March 31, 2016, the Company had loans of $13.4 million outstanding to the developer. The Company's maximum exposure to loss is the amount borrowed under the facility agreement, plus any unpaid interest. The most significant source of the Company's exposure to the VIE is the variability related to the Rim Borrower's credit risk and its ability to repay the amounts funded.

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

The table below presents the activity of the Company's unconsolidated entities as of and for the periods presented (in thousands):

	Three Months Ended March 31,
Investment in Unconsolidated Entities	2016	2015
Beginning balance	$2,006	$2,873
Equity in earnings	36	57
Distributions	(425)	(475)
Ending balance	$1,617	$2,455

The table below summarizes the Company’s maximum loss exposure related to its unconsolidated VIEs as of March 31, 2016 and December 31, 2015, (in thousands) which is equal to the carrying value of its investment in the unconsolidated VIEs included in the balance sheet line item “Investment in unconsolidated entities” and the Company’s outstanding loan receivable balances of $17.3 million and $16.6 million as of March 31, 2016 and December 31, 2015, respectively, held by the VIEs which is included in the balance sheet line item “Real estate loans receivable” in the condensed consolidated balance sheets.

Period	Investment in Unconsolidated VIEs (1)	Maximum Risk of Loss (2)
March 31, 2016	$1,617	$18,956
December 31, 2015	$2,006	$18,619

(1)	Represents the Company’s contributions, net of distributions, made to its VIEs, as well as the equity in earnings on the investments.

(2)
Maximum Risk of Loss is equal to the amount outstanding under the loan plus the Company’s contributions, net of distributions, made to the VIEs as of the date indicated, as well as the equity in earnings on the investments. See Note 5 — Real Estate Loans Receivable for additional information regarding the loan.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Described below are certain of the Company’s significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a complete listing of all of its significant accounting policies.

Basis of Presentation

The condensed consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q include the accounts of Hines Global REIT, Inc., the Operating Partnership and the Operating Partnership’s wholly-owned subsidiaries as well as the related amounts of noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation. As a result of the adoption of Accounting Standards Update (“ASU”) 2015-02, the Company has determined that the Operating Partnership is considered a VIE. However, the Company meets the disclosure exemption criteria under ASU 2015-02, as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest.

The Company has retroactively changed, for all prior periods presented, its classification of distributions in its consolidated balance sheets and statements of equity by reflecting such distributions as charges against “accumulated distributions in excess of earnings.”  This presentation change had no impact on the total equity balances in any of the periods presented.

Tenant and Other Receivables

Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $1.7 million and $1.7 million at March 31, 2016 and December 31, 2015, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing (see Note 6 — Debt Financing).  These fees are presented as a reduction to the related debt liability for permanent mortgages and as an asset for revolving credit arrangements.  In total, deferred financing costs (net of amortization) were $14.7 million and $15.6 million as of March 31, 2016 and December 31, 2015, respectively.  These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended March 31, 2016 and 2015, $1.3 million and $1.5 million, respectively, were amortized into interest expense in the accompanying condensed consolidated statement of operations.

Other Assets

Other assets included the following (in thousands):

	March 31, 2016	December 31, 2015
Deferred costs	$750	$1,000
Prepaid expenses	5,277	3,401
Deferred tax assets	11,049	10,501
Other	421	449
Other assets	$17,497	$15,351

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month or quarter to which they relate. As of March 31, 2016 and December 31, 2015, respectively, the Company recorded liabilities of $27.4 million and $33.4 million related to prepaid rental payments, which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease, including rent holidays, if any. Straight-line rent receivable was $79.1 million and $72.2 million as of March 31, 2016 and December 31, 2015, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Immaterial Restatement

Subsequent to the issuance of the Company’s March 31, 2015 condensed consolidated financial statements, an error was identified in the Company’s disclosure regarding reportable segments (Note 10). This error resulted in the understatement of revenue of the Company’s international office investments segment and a corresponding overstatement of revenue of the Company’s international other investments segment by $4.2 million for the three months ended March 31, 2015. The prior period amounts disclosed in Note 10 - Reportable Segments have been revised to reflect the correct amounts for these periods.  There was no change in total revenue as disclosed in the same footnote.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board issued new guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Pursuant to the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment.  This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted.  The adoption of this new guidance did not have a material impact on the Company’s financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Buildings and improvements	$2,797,508	$2,776,740
Less: accumulated depreciation	(218,739)	(200,311)
Buildings and improvements, net	2,578,769	2,576,429
Land	698,688	691,448
Investment property, net	$3,277,457	$3,267,877

As of March 31, 2016, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$887,863	$108,791	$(122,445)
Less: accumulated amortization	(308,899)	(46,285)	29,688
Net	$578,964	$62,506	$(92,757)

As of December 31, 2015, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$894,110	$108,660	$(123,124)
Less: accumulated amortization	(286,903)	(43,083)	27,428
Net	$607,207	$65,577	$(95,696)

Amortization expense of in-place leases was $25.2 million and $28.1 million for the three months ended March 31, 2016 and 2015, respectively. Net amortization of out-of-market leases resulted in a decrease to rental revenue of $0.3 million and $1.8 million for the three months ended March 31, 2016 and 2015, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for the period from April 1, 2016 through December 31, 2016 and for each of the years ending December 31, 2017 through December 31, 2020 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
April 1, 2016 through December 31, 2016	$73,221	$576
2017	77,137	(670)
2018	60,664	(1,972)
2019	48,246	(3,282)
2020	39,011	(2,853)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space. As of March 31, 2016, the approximate fixed future minimum rentals for the period from April 1, 2016 through December 31, 2016, for each of the years ending December 31, 2017 through December 31, 2020 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2016 through December 31, 2016	$248,388
2017	317,862
2018	268,029
2019	242,684
2020	217,412
Thereafter	1,316,452
Total	$2,610,827

Pursuant to the lease agreements with certain tenants in one of its buildings, a wholly-owned subsidiary of the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the period from April 1, 2016 through December 31, 2016, for each of the years ended December 31, 2017 through 2020 and for the period thereafter are $2.9 million, $3.8 million, $3.6 million, $1.5 million, $1.2 million and $3.2 million, respectively.

During the three months ended March 31, 2016 and 2015, the Company did not earn more than 10% of its total rental revenue from any individual tenant.

4. RECENT ACQUISITIONS OF REAL ESTATE

The Company did not make any property acquisitions during the three months ended March 31, 2016. The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2015 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)	In-place Lease Intangibles (1)	Out-of- Market Lease Intangibles, Net (1)	Total (1)
Simon Hegele Logistics (2)	01/7/2015 & 06/03/14	$56,428	$13,245	$9,154	$41	$78,868
The Summit	03/04/2015	$217,974	$68,090	$45,360	$(14,920)	$316,504
Harder Logistics Portfolio (3)	12/03/2015 & 04/01/2015	$89,368	$16,362	$15,413	$5,392	$126,535
The Rim (4)	12/30/15, 04/30/15 & 02/13/14	$135,616	$85,240	$55,620	$(28,690)	$247,786

(1)	For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

(2)	In June 2014, the Company acquired the Simon Hegele Logistics facility in Forchheim, Germany. In January 2015, the Company acquired the second phase of the facility.

(3)
In April 2015, the Company acquired two logistics buildings in the Harder Logistics Portfolio located in Nuremberg and Karlsdorf, Germany. In December 2015, the Company acquired the second phase of the portfolio, which consisted of one logistics building located in Duisburg, Germany.

(4)	In February 2014, the Company acquired The Rim retail center in San Antonio, Texas. In April 2015 and December 2015, the Company acquired the second and third phases of the center, respectively.

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2015 acquisitions, as of the date of the respective acquisition, was as follows (in years):

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

The following unaudited consolidated information is presented to give effect to the 2015 acquisitions through March 31, 2015 as if the acquisitions occurred on January 1, 2014. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $15.8 million and $29.9 million for the three months ended March 31, 2015 and 2014, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2014, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	Pro Forma 2015	Pro Forma 2014
Revenues	$117,693	$111,820
Net income (loss)	$3,255	$(12,301)
Basic and diluted income (loss) per common share	$0.01	$(0.05)

5. REAL ESTATE LOANS RECEIVABLE

Real estate loans receivable included the following at March 31, 2016 and December 31, 2015 (in thousands):

Property	Original Funding Date	Maturity Date	Interest Rate	Total Loan Commitment	Balance as of March 31, 2016	Balance as of December 31, 2015
Flagship Capital JV
Falls of Kirkwood	10/18/2013	8/15/2016	8.00%	6,300	4,941	4,964
Precinct Villages (1)	3/18/2014	6/30/2016	8.50%	2,595	1,787	1,793
Randall’s	7/28/2014	7/28/2017	6.25%	10,939	8,810	8,747
Finesilver	7/31/2014	7/31/2016	6.45%	7,233	5,940	5,684
Dymaxion Apartments	12/15/2014	12/15/2016	7.60%	8,500	8,437	8,288
Marbach Park Apartments	12/15/2014	12/15/2016	7.60%	9,500	9,357	9,319
			7.21%	$45,067	$39,272	$38,795
Less: Origination fees					3	(128)
Total Flagship Capital JV					$39,275	$38,667
Other Loans Receivable
@1377	6/29/2012	7/1/2016	10.00%	$3,962	$3,962	$3,962
The Rim	9/8/2014	9/30/2016	8.50%	$20,750	$13,378	$12,651
Total Real Estate Loans Receivable					$56,615	$55,280

(1)	In March 2016, the borrower entered into an amendment to extend the maturity date of this loan to June 30, 2016.

6. DEBT FINANCING

As of March 31, 2016 and December 31, 2015, the Company had approximately $2.6 billion and $2.6 billion of principal outstanding, respectively, with a weighted average years to maturity of 3.1 years and 3.3 years, respectively, and a weighted average interest rate of 2.3% and 2.3%, respectively. The following table describes the Company’s debt outstanding at March 31, 2016 and December 31, 2015 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date	Interest Rate Description	Interest Rate as of March 31, 2016		Principal Outstanding at March 31, 2016	Principal Outstanding at December 31, 2015
Secured Mortgage Debt
Brindleyplace Project	7/1/2010	7/7/2016	Variable	2.04%		$173,943	$179,197
Southpark	10/19/2010	12/6/2016	Fixed	5.67%		18,000	18,000
Fifty South Sixth	11/4/2010	11/3/2018	Variable	2.04%		125,000	125,000
Flagship Capital JV	7/2/2014	7/2/2019	Variable, subject to floor of 4.25%	4.25%		13,465	14,943
100 Brookes	7/13/2012	7/31/2017	Variable	4.65%		33,145	31,546
Poland Logistics Portfolio	8/2/2012	6/28/2019	Variable, subject to interest rate cap	2.00%		69,969	67,601
Minneapolis Retail Center	8/2/2012	8/10/2019	Fixed	3.50%		65,500	65,500
825 Ann	11/16/2012	11/20/2018	Variable, subject to interest rate cap	2.79%		62,137	59,139
Mercedes Benz Bank	2/7/2013	12/31/2019	Variable, subject to interest rate cap	1.32%		38,132	36,719
465 Victoria	2/28/2013	12/2/2018	Variable, subject to interest rate cap	3.44%		40,800	38,831
New City	3/28/2013	3/28/2018	Variable, subject to interest rate cap	2.30%		86,705	83,978
One Westferry Circus	5/9/2013	5/5/2020	Fixed	3.30%		68,966	71,050
The Campus at Playa Vista	5/14/2013	12/1/2018	Variable	1.84%		150,000	150,000
Perspective Défense	6/21/2013	7/25/2019	Variable, subject to interest rate cap	2.35%		79,485	76,342
Fiege Mega Centre	10/18/2013	10/18/2018	Variable, subject to interest rate cap	1.57%		26,085	25,135
55 M Street	12/9/2013	12/9/2017	Variable	1.89%		72,000	72,000
25 Cabot Square	3/26/2014	3/26/2020	Fixed	3.50%		177,804	183,175
Simon Hegele Logistics	4/28/2014	6/15/2019	Fixed	1.90%		40,441	38,940
818 Bourke	10/31/2014	10/31/2019	Variable, subject to interest rate cap	2.84%		68,245	64,952
The Summit	3/4/2015	4/1/2022	Variable	1.99%		170,000	170,000
Harder Logistics Portfolio	4/1/2015	2/28/2021	Variable, subject to interest rate cap	0.95%		78,940	76,106
Other Notes Payable
JPMorgan Chase Revolving Credit Facility - Revolving Loan	4/13/2012	6/29/2019	Variable, subject to interest rate cap	2.04%	(1)	326,000	327,000
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	6/29/2019	Variable, subject to interest rate cap	1.99%		495,000	495,000
WaterWall Place Construction Loan	6/29/2012	5/8/2018	Variable, subject to interest rate cap	2.03%	(1)	44,897	44,897
Aviva Coral Gables JV Construction Loan	5/10/2013	5/10/2017	Variable, subject to interest rate cap	2.68%	(1)	42,693	42,693
Total Principal Outstanding						$2,567,352	$2,557,744
Unamortized Premium/ (Discount)						80	105
Unamortized Deferred Financing Fees						$(11,535)	$(12,193)
Notes Payable						$2,555,897	$2,545,656

(1)	Represents the weighted average interest rate as of March 31, 2016.

The variable-rate debt has interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 0.65% to 2.50% per annum. As of March 31, 2016, $997.8 million of the Company’s variable-rate debt was capped at strike rates ranging from 1.3% to 4.5%. Additionally, as of December 31, 2015, $982.3 million of our variable rate debt was capped at strike rates ranging from 1.3% to 4.5%.

JPMorgan Chase Revolving Credit Facility

For the period from January 2016 through March 2016, the Company borrowed approximately $34.0 million and made payments of approximately $35.0 million under its revolving credit facility with JPMorgan Chase Bank, National Association (the “Revolving Credit Facility”). From April 1, 2016 through May 12, 2016, the Company borrowed an additional $22.0 million under the Revolving Credit Facility. The borrowings resulted in an outstanding principal balance of $843.0 million on the Revolving Credit Facility as of May 12, 2016.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of March 31, 2016.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from April 1, 2016 through December 31, 2016, for each of the years ending December 31, 2017 through December 31, 2020 and for the period thereafter (in thousands):

	Payments due by Year
	April 1, 2016 through December 31, 2016	2017	2018	2019	2020	Thereafter
Principal payments	$198,486	$155,981	$536,482	$1,185,182	$247,968	$243,253

7.  DISTRIBUTIONS

The Company has declared distributions for the months of January 2015 through May 2016 at an amount equal to $0.0017808 per share, per day. The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for each of the quarters ended during 2016 and 2015, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands). The Company declares distributions to the Company’s stockholders as of daily record dates and aggregates and pays such distributions monthly.

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2016
March 31, 2016	$21,128	$23,451	$44,579	$987
Total	$21,128	$23,451	$44,579	$987
2015
December 31, 2015	$21,226	$23,695	$44,921	$927
September 30, 2015	21,110	23,648	44,758	835
June 30, 2015	20,770	23,372	44,142	1,643
March 31, 2015	20,375	23,097	43,472	816
Total	$83,481	$93,812	$177,293	$4,221

8.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2016	2015	March 31, 2016	December 31, 2015
Issuer Costs- the Advisor	$15	$14	$—	$—
Acquisition Fee (1)- the Advisor and affiliates of Hines	$—	$7,801	—	—
Asset Management Fee- the Advisor and affiliates of Hines	$9,191	$8,771	8,916	8,493
Disposition Fee- the Advisor	$—	$—	—	309
Other (2)	$1,400	$1,377	950	1,574
Property Management Fee- Hines	$1,934	$1,683	176	(12)
Development/Construction Management Fee- Hines	$13	$24	14	27
Leasing Fee- Hines	$2,135	$330	4,149	3,417
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	$2,910	$2,680	220	661
Due to Affiliates			$14,425	$14,469

(1)	Effective as of April 1, 2015 the Company, the Operating Partnership and the Advisor amended the Advisory Agreement in order to reduce the acquisition fees paid to the Advisor from 2.25% to 0.50%.

(2)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

9.  FAIR VALUE MEASUREMENTS

Financial Instruments Fair Value Disclosures

As of March 31, 2016, the Company estimated that the fair value of its notes payable, which had a book value of $2.6 billion, was $2.6 billion. As of December 31, 2015, the Company estimated that the fair value of its notes payable, which had a book value of $2.6 billion, was $2.6 billion. Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of March 31, 2016, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

As of March 31, 2016, the Company estimated that the book values of its real estate loans receivable approximate their fair values. Although the Company has determined the majority of the inputs used to value its real estate notes receivable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of real estate notes receivable utilize Level 3 inputs. However, as of March 31, 2016, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of real estate notes receivable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Financial Instruments Measured on a Nonrecurring Basis

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  As of March 31, 2016 and March 31, 2015, there were no events that have occurred which indicated that fair value adjustments of the Company’s long-lived assets were necessary.

10. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company's investments that are not office properties in “other” based on the geographic location of the investment, due to the Company's ownership of interests in various different types of investments that do not stand alone as their own reportable segment. The Company’s reporting segments consist of the following, based on the Company’s investments as of March 31, 2016:

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

	Three Months Ended March 31,
	2016	2015
Total Revenue
Domestic office investments	$43,543	$38,884
Domestic other investments	31,152	27,564
International office investments	27,136	29,440
International other investments	17,105	17,191
Total Revenue	$118,936	$113,079

For the three months ended March 31, 2016 and 2015 the Company’s total revenue was attributable to the following countries:

	Three Months Ended March 31,
	2016	2015
Total Revenue
United States	63%	59%
United Kingdom	16%	18%
Australia	6%	8%
Poland	5%	6%
Germany	5%	3%
France	3%	3%
Russia	2%	3%

For the three months ended March 31, 2016 and 2015, the Company’s property revenues in excess of expenses by segment was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Property revenues in excess of expenses (1)
Domestic office investments	$28,036	$24,406
Domestic other investments	20,249	17,635
International office investments	21,080	22,988
International other investments	11,787	12,022
Property revenues in excess of expenses	$81,152	$77,051

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of March 31, 2016 and December 31, 2015, the Company’s total assets by segment was as follows (in thousands):

	March 31, 2016	December 31, 2015
Total Assets
Domestic office investments	$1,488,998	$1,503,926
Domestic other investments	1,056,014	1,082,241
International office investments	1,106,644	1,090,483
International other investments	652,872	650,168
Corporate-level accounts	35,032	46,128
Total Assets	$4,339,560	$4,372,946

As of March 31, 2016 and December 31, 2015, the Company’s total assets were attributable to the following countries:

	March 31, 2016	December 31, 2015
Total Assets
United States	59%	60%
United Kingdom	16%	16%
Australia	8%	7%
Poland	6%	6%
Germany	7%	7%
France	3%	3%
Russia	1%	1%

For the three months ended March 31, 2016 and 2015, the reconciliation of the Company’s total property revenues in excess of expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$81,152	$77,051
Depreciation and amortization	(43,630)	(44,683)
Acquisition related expenses	(141)	(8,022)
Asset management and acquisition fees	(9,191)	(16,572)
General and administrative expenses	(2,987)	(2,162)
Gain (loss) on derivatives	(562)	133
Gain (loss) on sale of real estate investments	—	(1,127)
Foreign currency gains (losses)	(154)	952
Interest expense	(16,260)	(17,923)
Interest income	88	138
Benefit (provision) for income taxes	(1,839)	(1,693)
Net income (loss)	$6,476	$(13,908)

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$15,441	$14,621
Cash paid for taxes	$4,056	$2,438
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$19,679	$17,882
Distributions reinvested	$23,458	$23,097
Shares tendered for redemption	$8,009	$3,508
Non-cash net liabilities acquired	$—	$2,332
Accrued capital additions	$1,377	$1,051

12. COMMITMENTS AND CONTINGENCIES

In November 2013, Dorsey & Whitney LLP signed a lease renewal for its space in 50 South Sixth located in Minneapolis, Minnesota. In connection with this renewal, the Company committed to fund $20.8 million of tenant improvements and leasing commissions related to its space, to be paid in future periods. As of March 31, 2016, $11.4 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

*****

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) was incorporated under the Maryland General Corporation Law on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global raised the equity capital for its real estate investments through two public offerings from August 2009 through April 2014. Hines Global continues to offer up to $500.0 million of shares of our common stock under our distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Collectively, through its public offerings, including the DRP Offering, Hines Global has raised approximately $2.9 billion. Hines Global engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for its public offerings.

Although we expect to continue to make select investments from time to time, we have substantially completed our investment phase and have accomplished one of our primary investment objectives of investing in a real estate portfolio that is diversified by asset type, geographic area, lease expirations and tenant industries. As of March 31, 2016, we owned interests in 43 real estate investments which contain, in the aggregate, 16.9 million square feet of leasable space. Our portfolio includes the following investments:

•	Domestic office investments (11 investments)

•	Domestic other investments (10 investments)

•	International office investments (10 investments)

•	International other investments (12 investments)

Our portfolio is comprised of approximately 62% domestic and 38% international investments (based on our pro rata share of the estimated value of each of the investments) and consists of a variety of real estate asset classes. Our current investment types encompass approximately 61% office, 17% retail, 9% mixed-use, 9% industrial and 4% multi-family (based on our pro rata share of the estimated value of each of the investments). We believe that this diversification is directly in-line with our investment strategies of maintaining a well-diversified real estate portfolio and providing additional diversification across currencies.

We are evaluating various strategic alternatives to execute a liquidity event (i.e. a sale of our assets, our sale or merger, a listing of our shares on a national securities exchange, or another similar transaction). There is no set timetable for the execution of such an event.

The following table provides additional information regarding each of the properties in which we owned an interest as of March 31, 2016.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Office Investments
Hock Plaza	Durham, North Carolina	Office	9/2010; $97.9	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	Office	11/2010; $185.0	7.4%	698,606	97%
250 Royall	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	95%
9320 Excelsior	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	289,373	100%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	99%
The Campus at Playa Vista	Los Angeles, California	Office	5/2013; $216.6	5.7%	324,955	100%
2300 Main	Irvine, California	Office	8/2013; $39.5	6.4%	132,064	100%
55 M Street	Washington, D.C.	Office	12/2013; $140.9	4.8%	267,915	98%
The Summit	Bellevue, Washington	Office	3/2015; $316.5	5.6%	518,888	96%
Total for Domestic Office Investments					4,040,995	98%

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Other Investments (4)
Southpark	Austin, Texas	Industrial	10/2010; $31.2	8.5%	372,125	100%
Komo Plaza	Seattle, Washington	Mixed-Use	12/2011; $160.0	7.9%	293,727	90%
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	380,193	100%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,477	100%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	762,762	93%
The Rim	San Antonio, Texas	Retail	2/2014, 4/2015 & 12/2015: $247.8	5.9%	931,122	100%
@1377	Atlanta, Georgia	Multi-family	3/2014: $31.9	7.0% (5)	186,035	95%
WaterWall Place	Houston, Texas	Multi-family	7/2014; $64.5	7.8% (5)	316,299	92%
Aviva Coral Gables	Miami, Florida	Multi-family	4/2015; $62.0	7.4% (5)	248,504	85%
Total for Domestic Other Investments					3,808,244	96%

International Office Investments
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	94,356	58%
100 Brookes St.	Brisbane, Australia	Office	7/2012; $67.6	10.5%	105,637	100%
Mercedes Benz Bank	Stuttgart, Germany	Office	2/2013; $70.2	8.8%	255,927	100%
465 Victoria	Sydney, Australia	Office	2/2013; $90.8	8.0%	171,657	98%
One Westferry Circus	London, England	Office	2/2013; $124.6	7.4%	221,019	100%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,182	80%
825 Ann	Brisbane, Australia	Office	4/2013; $128.2	8.0%	206,505	97%
Perspective Défense	Paris, France	Office	6/2013; $165.8	8.5%	289,663	100%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	455,687	100%
818 Bourke	Melbourne, Australia	Office	10/2014; $135.6	7.1%	259,589	79%
Total for International Office Properties					2,544,222	92%

International Other Investments
Brindleyplace Project	Birmingham, England	Mixed-Use	7/2010; $282.5	7.0%	567,478	97%
FM Logistic	Moscow, Russia	Industrial	4/2011; $70.8	11.2%	748,578	100%
Poland Logistics Portfolio	Poland (6)	Industrial	3/2012 & 10/2012; $157.2	8.1%	2,345,965	92%
Fiege Mega Centre	Erfurt, Germany	Industrial	10/2013; $53.6	7.7%	952,540	100%
Simon Hegele Logistics	Forchheim, Germany	Industrial	6/2014 & 1/2015; $78.9	7.5%	608,006	100%
Harder Logistics Portfolio	Germany (7)	Industrial	4/2015 & 12/2015; $126.5	7.3%	1,287,065	93%
Total for International Other Investments					6,509,632	95%
Total for All Investments					16,903,093	96%	(8)

(1)
Represents the percentage leased based on the effective ownership of the Operating Partnership in the properties listed. On March 31, 2016, the Company owned a 99.99% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. We own a 60% interest in the Brindleyplace Project.

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

(6)	The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(7)	The Harder Logistics Portfolio is comprised of three logistic buildings located in Nuremberg, Karlsdorf and Duisburg, Germany.

(8)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 96%.

Other Real Estate Investments

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has six loans receivable, totaling $39.3 million, outstanding as of March 31, 2016. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP.

•
The Rim Loan Receivable — We have committed to provide construction financing to the developer of four additional retail parcels at The Rim, an outdoor retail center located in San Antonio, Texas. In April 2015, we completed the acquisition of the first of these additional parcels, consisting of 259,316 square feet. In December 2015, we completed the acquisition of an additional parcel, consisting of 28,901 square feet. The total amount of the commitment, as amended in April and December 2015, is $20.8 million. As of March 31, 2016, we had outstanding loans of $13.4 million to the developer. We are not affiliated with the developer of the project.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during 2016.

Financial Condition, Liquidity and Capital Resources

To date, our most significant demands for funds have been related to the purchase of real estate properties and other real estate-related investments. Specifically, we funded $5.1 billion of real estate investments using $2.9 billion of proceeds from our public offerings and debt proceeds. We invested all of the proceeds raised through our public offerings by the end of 2015. As a result, any subsequent real estate investments will be funded using proceeds from the dispositions of other real estate investments and debt proceeds. Other significant demands for funds include the payment of operating expenses, distributions and debt service. Generally, we expect to meet these operating cash needs using cash flows from operating activities.

We have not generated sufficient cash flow from operations to fully fund distributions paid. Therefore some or all of our distributions may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from our distribution reinvestment plan, proceeds from the sales of assets, cash advances by our Advisor, and cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from the DRP Offering, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.

We believe that the proper use of leverage can enhance returns on real estate investments. As of March 31, 2016, our portfolio was 45% leveraged, based on the values of our real estate investments. At that time, we had $2.6 billion of principal outstanding under our various loan agreements with a weighted average interest rate of 2.3%, including the effects of related interest rate swaps. Approximately $191.9 million of our loans are maturing during the next year. We generally expect to refinance these loans, but we may repay them using our revolving credit facility with JPMorgan Chase Bank, N.A. (the “Revolving Credit Facility”) or other available cash for strategic purposes or if we are unable to refinance them at satisfactory terms.

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

Net cash provided by operating activities for the three months ended March 31, 2016 was $30.8 million compared to $20.7 million for the three months ended March 31, 2015. Net cash provided by operating activities was reduced by the payment of acquisition fees and acquisition-related expenses totaling $0.5 million during the three months ended March 31, 2016 and $6.6 million during the three months ended March 31, 2015. Under accounting principles generally accepted in the United States of America (“GAAP”), acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we funded these expenses with proceeds from our public offerings or other equity capital. Excluding the effect of these fees and expenses would increase operating cash flows by $4.0 million. The increase in operating cash flows compared to the prior period is primarily due to our 2015 acquisitions of Summit, the Harder Logistics Portfolio, and additional phases of The Rim being included for the three months ended March 31, 2016. This increase was partially offset by our disposition of 17600 Gillette in December 2015 as well as declines in foreign currency exchange rates against the U.S. dollar.

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to payments made for the acquisition of our real estate investments including payments for pending acquisitions and capital expenditures at our properties. Net cash used in investing activities decreased $394.8 million for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to less acquisition activity. The factors that contributed to the change between the two periods are summarized below.

2016

•	We paid $2.0 million in capital expenditures at our operating properties.

•	We made real estate loans of $1.2 million and received proceeds from the collection of real estate loans receivable of $0.2 million.

•	We had a decrease in restricted cash of $3.8 million, primarily related to escrows that had been required to be maintained in connection with several of our 2015 property acquisitions.

2015

•	We had cash outflows of $386.7 million related to our acquisition of three real estate investments, including the Harder Logistics Portfolio, which was included in “deposits on investment property”.

•	We paid $0.8 million in capital expenditures at our operating properties and paid $3.1 million in capital expenditures at our multi-family development projects in Houston, Texas and Miami, Florida.

•	We made real estate loans of $4.4 million and received proceeds from the collection of real estate loans receivable of $2.4 million.

•	We had an increase in restricted cash of $1.4 million primarily related to escrows required to be maintained with respect to several of our outstanding mortgage loans.

Cash Flows from Financing Activities

Public Offerings

As described previously, we ceased offering primary shares pursuant to our second public offering, in April 2014. During the three months ended March 31, 2016 and 2015, respectively, we redeemed $15.2 million and $14.5 million in shares of our common stock through our share redemption program.

Distributions

We have declared distributions for the months of January 2015 through May 2016 at an amount equal to $0.0017808 per share, per day. Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. Distributions paid to stockholders (including those reinvested in stock) during the three months ended March 31, 2016 and 2015 were $44.5 million and $43.4 million, respectively.

Our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid to stockholders. We funded 32% and 53% of total distributions for the three months ended March 31, 2016 and 2015, respectively, with cash flows from financing activities, which include proceeds from our public offerings and proceeds from our debt financings. Also, during the three months ended March 31, 2016 and 2015, respectively, we paid $0.5 million and $6.6 million in acquisition fees and expenses. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital. See “— Results of Operations — Funds from Operations and Modified Funds from Operations” for additional information regarding our performance.

The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities
2016
March 31, 2016	$21,128	$23,451	$44,579	$987	$30,824	68%	$14,742	32%
Total	$21,128	$23,451	$44,579	$987	$30,824	68%	$14,742	32%
2015
December 31, 2015	$21,226	$23,695	$44,921	$927	$24,469	53%	$21,379	47%
September 30, 2015	21,110	23,648	44,758	835	45,593	100%	—	—%
June 30, 2015	20,770	23,372	44,142	1,643	24,131	53%	21,654	47%
March 31, 2015	20,375	23,097	43,472	816	20,712	47%	23,576	53%
Total	$83,481	$93,812	$177,293	$4,221	$114,905	63%	$66,609	37%

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our Revolving Credit Facility to provide funding for near-term investment or working capital needs. As mentioned previously, our portfolio was 45% leveraged as of March 31, 2016 (based on the values of our real estate investments) with a weighted average interest rate of 2.3%.

Below is additional information regarding our loan activities for the three months ended March 31, 2016 and 2015. See Note 6 — Debt Financing for additional information regarding our outstanding debt:

2016

•	We borrowed approximately $34.0 million and made payments of $35.0 million under our Revolving Credit Facility.

•	We made payments of $2.9 million on our remaining outstanding mortgage loans.

2015

•
We entered into $221.6 million of mortgage financing, related to the acquisition of operating properties with an aggregate net purchase price of $403.9 million. Additionally, our multi-family development projects borrowed $4.2 million to fund construction costs.

•	We borrowed approximately $167.0 million under our Revolving Credit Facility.

•	We made payments of $1.9 million on our remaining outstanding mortgage loans.

•
We made payments of $1.8 million for financing costs related to our loans and $2.2 million related to two $250 million interest rate cap corridor agreements as economic hedges against the variability of future interest rates on our Revolving Credit Facility.

Results of Operations

Same-store Analysis

The following table presents the property-level revenues in excess of expenses for the three months ended March 31, 2016, as compared to the same period in 2015, by reportable segment. Same-store properties for the three months ended March 31, 2016 include 37 properties that were 96% and 95% leased as of March 31, 2016 and March 31, 2015, respectively. All amounts are in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2016	2015	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$22,994	$22,197	$797	4%
Domestic other investments	19,254	17,580	1,674	10%
International office investments	21,046	24,075	(3,029)	(13)%
International other investments	9,778	10,942	(1,164)	(11)%
Total same-store properties	73,072	74,794	(1,722)	(2)%
Recent acquisitions	8,054	1,746	6,308	361%
Disposed properties (2)	26	511	(485)	(95)%
Total property revenues in excess of expenses	$81,152	$77,051	$4,101	5%

Other
Depreciation and amortization	$43,630	$44,683	$(1,053)	(2)%
Interest expense	$16,260	$17,923	$(1,663)	(9)%
Income tax provision (benefit)	$1,839	$1,693	$146	9%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

(2)	Includes the property revenues in excess of expenses for the property that was sold in 2015.

In total, property revenues in excess of expenses of our same-store properties decreased by 2% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

•	Domestic Office Investments

◦	Revenues in excess of expenses of 55 M Street and 550 Terry Francois increased primarily due to favorable leasing activity at each property.

•	Domestic Other Investments

◦	Revenues in excess of expenses of the Rim increased $1.4 million resulting from the acquisition of additional phases in April and December 2015.

•	International office investments:

◦
Declines in foreign currency exchange rates against the U.S. dollar continue to cause declines in the operating results of our international properties. Specifically, the British pound declined 5% against the U.S. dollar during the three months ended March 31, 2016 compared with the same period in 2015. Additionally, the Australian dollar declined 8%, the Euro declined 2%, and the Ruble declined 16% against the U.S. dollar during that period. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our exposure to foreign currency exchange rates.

◦
Revenues in excess of expenses of 818 Bourke decreased $1.1 million primarily due to significant vacancies at the building. 818 Bourke was 94% leased at March 31, 2015, compared to 79% leased at March 31, 2016.

•	International other investments:

◦	Declining foreign currency exchange rates against the U.S. dollar continue to cause declines in the operating results of our international properties, as described above.

The decrease in the interest expense in the table above is due to a decrease in the weighted average interest rate on the debt for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

Other Expenses

The tables below provide detail relating to our asset management and acquisition fees, acquisition-related expenses, and general and administrative expenses for the three months ended March 31, 2016 and 2015.  All amounts in thousands, except percentages:

	Three Months Ended March 31,		Change
	2016	2015	$	%
Acquisition fees	$—	$7,801	$(7,801)	(100)%
Asset management fees	9,191	8,771	420	5%
Asset management and acquisition fees	$9,191	$16,572	$(7,381)	(45)%

Acquisition-related expenses	$141	$8,022	$(7,881)	(98)%
General and administrative expenses	$2,987	$2,162	$825	38%

The changes identified in the table above are primarily due to the following:

•	The decrease in acquisition fees and acquisition-related expenses is due to there being no acquisition activity for the three months ended March 31, 2016.

•	Asset management fees were higher for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to our acquisition of additional real estate investments in 2015.

•
The increase in our general and administrative costs is primarily due to an increase in legal expenses, consulting expenses, and other miscellaneous expenses incurred related to our consideration of strategic alternatives for a potential liquidity event.

Foreign Currency Gains (Losses)

Our international real estate investments use functional currencies other than the U.S. dollar. The financial statements for these subsidiaries are translated into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement amounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. By contrast, gains and losses related to transactions denominated in currencies other than an entity’s functional currency are recorded in foreign currency gains (losses) on the consolidated statement of operations. An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included in accumulated other comprehensive income (loss) within stockholders’ equity.

During the three months ended March 31, 2016 and 2015, these gains/ losses were primarily related to the effect of remeasuring our borrowings denominated in foreign currencies into U.S. dollars and the changes in the related exchange rate between the date of the borrowing and the end of each period.

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

•
MFFO excludes acquisition fees payable to our Advisor and acquisition expenses. Although these amounts reduce net income, we generally have funded such costs with proceeds from our public offerings and acquisition-related indebtedness (and, solely with respect to acquisition-related costs incurred in connection with our acquisition of the Brindleyplace Project in July 2010, equity capital contributions from our joint venture partner) and do not consider these fees and expenses in the evaluation of our operating performance and determining MFFO.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations (in thousands, except per share amounts) for the three months ended March 31, 2016 and 2015 and the period from inception (December 10, 2008) through March 31, 2016. As we have recently completed the acquisition phase of our life cycle, FFO and MFFO are not useful in comparing operations for the two periods presented below.

	Three Months Ended March 31,		Period from Inception (December 10, 2008) through March 31, 2016
	2016	2015
Net income (loss)	$6,476	$(13,908)	$(197,526)
Depreciation and amortization (1)	43,630	44,683	718,602
Loss (gain) on sale of investment property (2)	—	1,127	(78,712)
Adjustments for noncontrolling interests (3)	(1,645)	(1,686)	(24,600)
Funds from Operations attributable to common stockholders	48,461	30,216	417,764
Loss (gain) on derivative instruments (4)	562	(133)	(4,906)
Loss (gain) on foreign currency (5)	(88)	(1,456)	37,471
Other components of revenues and expenses (6)	(4,376)	(3,017)	(44,882)
Acquisition fees and expenses (7)	141	15,822	222,600
Adjustments for noncontrolling interests (3)	727	774	3,997
Modified Funds From Operations attributable to common stockholders	$45,427	$42,206	$632,044
Basic and diluted income (loss) per common share	$0.02	$(0.06)	$(1.51)
Funds From Operations attributable to common stockholders per common share	$0.18	$0.11	$3.05
Modified Funds From Operations attributable to common stockholders per common share	$0.17	$0.16	$4.61
Weighted average shares outstanding	275,102	271,255	137,184

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

(2)
Represents the loss (gain) on disposition of certain real estate investments that were sold in 2014 and 2015. Although this loss (gain) is included in the calculation of net income (loss), we have excluded it from FFO because we believe doing so appropriately presents the operating performance of our real estate investments on a comparative basis.

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

(6)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Period from Inception (December 10, 2008) through March 31, 2016
	2016	2015
Straight-line rent adjustment (a)	$(7,316)	$(6,261)	$(86,628)
Amortization of lease incentives (b)	2,720	1,414	16,930
Amortization of out-of-market leases (b)	256	1,771	22,098
Other	(36)	59	2,718
	$(4,376)	$(3,017)	$(44,882)

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

As noted previously, our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the DRP Offering. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

From inception through March 31, 2016, we declared distributions to our stockholders totaling $647.8 million, compared to total aggregate FFO of $417.8 million and cash flows from operating activities of $374.8 million. For the three months ended March 31, 2015, we declared distributions to our stockholders totaling $43.5 million, compared to total aggregate FFO of $30.2 million. For the three months ended March 31, 2016, we declared distributions to our stockholders totaling $44.6 million, compared to total aggregate FFO of $48.5 million. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income (loss) and FFO. From inception through March 31, 2016, we incurred acquisition fees and expenses totaling $222.6 million.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. See Note 8 — Related Party Transactions in this Quarterly Report on Form 10-Q and in our Annual Report of Form 10-K for the year ended December 31, 2015 for additional information concerning our related-party transactions.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At March 31, 2016, we had fixed-rate debt of $370.7 million and variable-rate debt of $2.2 billion. If interest rates were to increase by 1% and all other variables were held constant, we would incur $22.0 million in additional annual interest expense associated with our variable-rate debt. Additionally, we hedged approximately $1.0 billion of our variable-rate debt using interest rate caps, which limit our exposure to rising interest rates. As of March 31, 2016, the variable interest rates did not exceed their capped interest rates.

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

	Reduction in Book Value as of March 31, 2016	Reduction in Net Income (Loss) for the Three Months Ended March 31, 2016
AUD	$10,659	$93
EUR	$11,173	$15
GBP	$28,052	$166
RUB	$5,261	$98

(1)
Our real estate assets in Moscow, Russia were purchased in U.S. dollars and we expect that when we dispose of these assets, the sale transactions will also be denominated in U.S. dollars. Accordingly, we do not expect to have economic exposure to the Ruble upon disposition. However, changes in the exchange rate between the Ruble and the U.S. dollar could result in realized losses recorded in our consolidated statement of operations at the time of sale.

(2)
Our real estate assets in Warsaw, Wroclaw and Upper Silesia, Poland were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of May 12, 2016, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

All eligible requests for redemption that were received for the three months ended March 31, 2016 were redeemed and the redemptions were funded with proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
January 1, 2016 to January 31, 2016	557,227	$9.41	557,227	288,390
February 1, 2016 to February 29, 2016	432,791	$9.46	432,791	414,873
March 1, 2016 to March 31, 2016	583,973	$9.96	583,973	145,852
Total	1,573,991	$9.61	1,573,991

(1)
This amount represents the number of shares available for redemption on March 31, 2016. Our share redemption program was first announced at the commencement of our initial public offering in February 2009. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year, and unless our board of directors determines otherwise, redemptions will be further limited to the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder.

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

HINES GLOBAL REIT, INC.

May 12, 2016	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

May 12, 2016	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.		Description
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
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 12, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*		Filed herewith