Form 10-Q
period 2016-09-30
Hines Global REIT, Inc.
filed 2016-11-14
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of November 14, 2016, approximately 277.1 million shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	December 31, 2015
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$3,212,803	$3,267,877
Investment in unconsolidated entities	24	2,006
Cash and cash equivalents	119,373	136,627
Restricted cash	21,057	19,764
Derivative instruments	23	675
Tenant and other receivables, net	115,772	94,890
Intangible lease assets, net	556,236	672,784
Deferred leasing costs, net	122,600	104,308
Deferred financing costs, net	2,692	3,384
Real estate loans receivable, net	32,991	55,280
Other assets	15,719	15,351
Total assets	$4,199,290	$4,372,946
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$109,873	$101,981
Due to affiliates	14,284	14,469
Intangible lease liabilities, net	86,649	95,696
Other liabilities	39,524	48,583
Distributions payable	20,393	19,837
Notes payable, net	2,483,424	2,545,656
Total liabilities	2,754,147	2,826,222

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 276,372 and 274,482 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	276	274
Additional paid-in capital	2,497,454	2,476,744
Accumulated distributions in excess of earnings	(926,668)	(815,127)
Accumulated other comprehensive income (loss)	(171,114)	(163,096)
Total stockholders’ equity	1,399,948	1,498,795
Noncontrolling interests	45,195	47,929
Total equity	1,445,143	1,546,724
Total liabilities and equity	$4,199,290	$4,372,946

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2016 and 2015
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$111,993	$110,253	$332,965	$325,947
Other revenue	9,861	9,280	29,421	26,406
Total revenues	121,854	119,533	362,386	352,353
Expenses:
Property operating expenses	22,844	22,672	68,467	67,795
Real property taxes	13,030	12,501	37,729	35,609
Property management fees	2,498	2,520	7,238	7,613
Depreciation and amortization	44,116	48,027	133,819	139,148
Acquisition related expenses	91	(175)	263	8,332
Asset management and acquisition fees	9,204	9,025	27,473	35,542
General and administrative expenses	2,859	2,037	8,775	6,429
Total expenses	94,642	96,607	283,764	300,468
Income (loss) before other income (expenses) and benefit (provision) for income taxes	27,212	22,926	78,622	51,885
Other income (expenses):
Gain (loss) on derivative instruments	(29)	(59)	(708)	586
Equity in earnings (losses) of unconsolidated entity	(73)	—	7,528	—
Gain (loss) on sale of real estate investments	—	55	—	(1,073)
Foreign currency gains (losses)	3,282	(1,485)	(3,798)	(5,538)
Interest expense	(16,135)	(17,794)	(48,727)	(54,759)
Other income (expenses)	143	80	78	345
Income (loss) before benefit (provision) for income taxes	14,400	3,723	32,995	(8,554)
Benefit (provision) for income taxes	(2,032)	(1,570)	(5,004)	(3,559)
Net income (loss)	12,368	2,153	27,991	(12,113)
Net (income) loss attributable to noncontrolling interests	(2,160)	(1,086)	(5,091)	(4,358)
Net income (loss) attributable to common stockholders	$10,208	$1,067	$22,900	$(16,471)
Basic and diluted income (loss) per common share	$0.04	$—	$0.08	$(0.06)
Distributions declared per common share	$0.16	$0.16	$0.49	$0.49
Weighted average number of common shares outstanding	276,067	273,201	275,539	272,293
Net comprehensive income (loss):
Net income (loss)	$12,368	$2,153	$27,991	$(12,113)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,026	(28,837)	(10,904)	(44,817)
Net comprehensive income (loss)	14,394	(26,684)	17,087	(56,930)
Net comprehensive (income) loss attributable to noncontrolling interests	(1,507)	(230)	(2,205)	(3,748)
Net comprehensive income (loss) attributable to common stockholders	$12,887	$(26,914)	$14,882	$(60,678)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2016 and 2015
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2016	274,482	$274	$2,476,744	$(815,127)	$(163,096)	$1,498,795	$47,929
Issuance of common shares	7,043	7	70,741	—	—	70,748	—
Distributions declared	—	—	—	(134,441)	—	(134,441)	(1,875)
Distributions on Convertible Preferred Equity Certificates (CPEC)	—	—	—	—	—	—	(3,064)
Redemption of common shares	(5,153)	(5)	(49,997)	—	—	(50,002)	—
Issuer costs	—	—	(34)	—	—	(34)	—
Net income (loss)	—	—	—	22,900	—	22,900	5,091
Foreign currency translation adjustment	—	—	—	—	(8,018)	(8,018)	(2,886)
Balance as of September 30, 2016	276,372	$276	$2,497,454	$(926,668)	$(171,114)	$1,399,948	$45,195

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2015	270,657	$271	$2,440,089	$(627,203)	$(123,769)	$1,689,388	$46,709
Issuance of common shares	7,354	7	70,347	—	—	70,354	—
Contribution from noncontrolling interest	—	—	—	—	—	—	953
Distributions declared	—	—	—	(132,372)	—	(132,372)	(533)
Distributions on CPECs	—	—	—	—	—	—	(2,761)
Redemption of common shares	(4,498)	(4)	(41,494)	—	—	(41,498)	—
Issuer costs	—	—	(53)	—	—	(53)	—
Net income (loss)	—	—	—	(16,471)	—	(16,471)	4,358
Foreign currency translation adjustment	—	—	—	—	(45,317)	(45,317)	(610)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	1,110	1,110	—
Balance as of September 30, 2015	273,513	$274	$2,468,889	$(776,046)	$(167,976)	$1,525,141	$48,116

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$27,991	$(12,113)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	148,573	151,616
Equity in (earnings) losses of unconsolidated entity	(7,528)	—
Distributions from unconsolidated entities	7,528	—
Foreign currency (gains) losses	3,798	5,538
(Gain) loss on the sale of real estate investments	—	1,073
(Gain) loss on derivative instruments	708	(586)
Changes in assets and liabilities:
Change in other assets	(833)	(3,416)
Change in tenant and other receivables	(26,908)	(21,550)
Change in deferred leasing costs	(29,861)	(31,769)
Change in accounts payable and accrued expenses	8,132	9,903
Change in other liabilities	(6,745)	(3,429)
Change in due to affiliates	(1,615)	(1,338)
Net cash from operating activities	123,240	93,929
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	—	(431,169)
Capital expenditures at operating properties and developments	(13,017)	(8,512)
Distributions from unconsolidated entity in excess of equity in earnings	1,982	721
Investments in real estate loans receivable	(5,949)	(10,255)
Proceeds from collection of real estate loans receivable	28,767	17,591
Change in restricted cash	(1,446)	(1,674)
Net cash (used in) from investing activities	10,337	(433,298)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from noncontrolling interest	—	953
Redemption of common shares	(50,628)	(42,994)
Payments of issuer costs	(38)	(46)
Distributions paid to stockholders and noncontrolling interests	(67,444)	(64,034)
Proceeds from notes payable	109,000	1,337,672
Payments on related party notes payable	—	(17,017)
Payments on notes payable	(139,431)	(876,546)
Change in security deposit liability	116	635
Deferred financing costs paid	(339)	(7,648)
Payments related to interest rate contracts	(55)	(2,340)
Net cash (used in) from financing activities	(148,819)	328,635
Effect of exchange rate changes on cash	(2,012)	(5,814)
Net change in cash and cash equivalents	(17,254)	(16,548)
Cash and cash equivalents, beginning of period	136,627	143,609
Cash and cash equivalents, end of period	$119,373	$127,061

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2016 and 2015

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2015 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of September 30, 2016, the results of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

The Company raised the equity capital for its real estate investments through two public offerings from August 5, 2009 through April 11, 2014. The Company continues to offer up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). The Company has raised gross offering proceeds of approximately $3.0 billion through its public offerings, including the DRP Offering, all of which have been invested in the Company’s real estate portfolio.

In March 2015, the Company completed its investment of the proceeds raised through its public offerings. As of September 30, 2016, the Company owned interests in 42 real estate investments, consisting of the following types of investments:

•	Domestic office investments (11 investments)

•	Domestic other investments (9 investments)

•	International office investments (10 investments)

•	International other investments (12 investments)

Discussed below are additional details related to the Company’s investments in real estate-related debt as of September 30, 2016. Each of these investments is included in the Company’s domestic other investments segment. All other investments are operating real estate investments.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has two loans receivable, totaling $15.1 million, outstanding as of September 30, 2016. The Company is not affiliated with Flagship Capital GP. See Note 5 — Real Estate Loans Receivable for additional information regarding these loans receivable.

•
The Rim Loan Receivable — the Company committed to provide construction financing to the developer of additional retail parcels at The Rim, an outdoor retail center located in San Antonio, Texas. In April 2015, the Company completed the acquisition of the first of these additional parcels, consisting of 259,316 square feet. In December 2015, the Company completed the acquisition of an additional parcel, consisting of 28,901 square feet. The total amount of the commitment, as amended in April and December 2015, is $20.8 million. As of September 30, 2016, the Company had outstanding loans of $17.9 million to the developer. The Company is not affiliated with the developer of the project.

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

	September 30, 2016	December 31, 2015
Maximum risk of loss (1)	$32,041	$52,394
Assets held by VIEs	$138,007	$171,172
Assets held as collateral for debt	$138,007	$171,172
Liabilities held by VIEs	$92,408	$106,656

(1)	Represents the Company's contributions, net of distributions, made to the consolidated VIEs.

Restrictions on the use of a VIE’s assets are significant because they serve as collateral for such VIE’s debt, and the Company is generally required to obtain its partners’ approval in accordance with the respective joint venture agreements for any major transactions. Transactions with these joint ventures on the Company’s consolidated financial statements primarily relate to (i) contributions for the funding of loans receivable or distributions related to the receipt of proceeds from the collection of loans receivable at the Flagship JV or (ii) operating distributions received from the WaterWall Place JV and the Aviva Coral Gables JV, respectively. The Company and its partners are subject to the provisions of the joint venture agreements for the VIEs, which include provisions for when additional contributions may be required. During the nine months ended September 30, 2016, the Company received distributions of $20.4 million, net of capital contributions of $0.1 million in accordance with the Company’s respective joint venture agreements. During the nine months ended September 30, 2015, the Company made capital contributions of $6.0 million, net of received distributions of $11.5 million in accordance with the Company’s respective joint venture agreements. This activity is eliminated in consolidation of the VIEs, but increases, or decreases in the case of distributions received, the Company’s maximum risk of loss.

Unconsolidated VIEs

The Rim Loan Receivable

In February 2014, the Company completed the acquisition of The Rim, an outdoor retail center located in San Antonio, Texas. In August 2014, the Company entered into a loan agreement with Central Rim LLC (the “Rim Borrower”), as amended in April 2015 and December 2015, to provide $20.8 million of construction financing at The Rim. In April 2015, the Company completed the acquisition of an additional 259,316 square feet of retail space at The Rim. In December 2015, the Company completed the acquisition of an additional parcel, consisting of 28,901 square feet. Following the completion of the development of each parcel, the Company will have certain rights or obligations to purchase each parcel. As a result of these purchase rights or obligations, and due to the fact that the Rim Borrower lacks the obligation to absorb losses upon the achievement of certain metrics, the Company has determined that the entity that owns these parcels is considered to be a VIE. Additionally, the Rim Borrower was determined to be the primary beneficiary of this VIE since it is the party most directly responsible for the success of the entity. As of September 30, 2016, the Company had loans of $17.9 million outstanding to the developer. The Company's maximum exposure to loss is the amount borrowed under the facility agreement, plus any unpaid interest. The most significant source of the Company's exposure to the VIE is the variability related to the Rim Borrower's credit risk and its ability to repay the amounts funded.

The @1377 Equity Method Investment

The Company formed a joint venture with an affiliate of Hines in 2011 related to the construction of @1377, a multi-family development project in Atlanta, Georgia. The Company provided a preferred equity investment in the partnership of $3.6 million during 2012, representing a 51.7% ownership in the project and a $3.2 million mezzanine loan commitment plus accrued interest made by the Company. In addition, the partnership obtained a $23.3 million secured loan from Cadence Bank, N.A., which is solely guaranteed by the Company’s joint venture partner (the “JV Partner”). The Company has concluded that @1377 qualifies as a VIE. The JV Partner was the manager of the project, which allowed the JV Partner to direct the activities of the VIE that most significantly impact the VIE’s financial performance. Based upon the loan guarantees and the JV Partner’s ability to direct the activities that significantly impact the economic performance of the VIE, the Company determined that it was not the primary beneficiary of this VIE and determined to account for its preferred equity investment in the project as an equity method investment. Other than the initial capital contributions provided by the Company, the Company did not provide any additional subordinated financial support.

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

The table below presents the activity of the Company's unconsolidated entities as of and for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment in Unconsolidated Entities	2016	2015	2016	2015
Beginning balance	$225	$2,113	$2,006	$2,873
Equity in earnings	(73)	176	7,528	291
Distributions	(128)	(150)	(9,510)	(1,025)
Ending balance	$24	$2,139	$24	$2,139

The table below summarizes the Company’s maximum loss exposure related to its unconsolidated VIEs as of September 30, 2016 and December 31, 2015, (in thousands) which is equal to the carrying value of its investment in the unconsolidated VIEs included in the balance sheet line item “Investment in unconsolidated entities” and the Company’s outstanding loan receivable balances of $17.9 million and $16.6 million as of September 30, 2016 and December 31, 2015, respectively, held by the VIEs which is included in the balance sheet line item “Real estate loans receivable” in the condensed consolidated balance sheets.

Period	Investment in Unconsolidated VIEs (1)	Maximum Risk of Loss (2)
September 30, 2016	$24	$17,884
December 31, 2015	$2,006	$18,619

(1)	Represents the Company’s contributions, net of distributions, made to its VIEs, as well as the equity in earnings on the investments.

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

Tenant and Other Receivables

Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $2.0 million and $1.7 million at September 30, 2016 and December 31, 2015, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing (see Note 6 — Debt Financing).  These fees are presented as a reduction to the related debt liability for permanent mortgages and as an asset for revolving credit arrangements.  In total, deferred financing costs (net of amortization) were $12.2 million and $15.6 million as of September 30, 2016 and December 31, 2015, respectively.  These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended September 30, 2016 and 2015, $1.2 million and $1.7 million, respectively, were amortized into interest expense in the accompanying condensed consolidated statement of operations. For the nine months ended September 30, 2016 and 2015, $3.8 million and $4.7 million, respectively, were amortized into interest expense in the accompanying condensed consolidated statement of operations.

Other Assets

Other assets included the following (in thousands):

	September 30, 2016	December 31, 2015
Deferred costs	$250	$1,000
Prepaid expenses	3,589	3,401
Deferred tax assets	11,542	10,501
Other	338	449
Other assets	$15,719	$15,351

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month or quarter to which they relate. As of September 30, 2016 and December 31, 2015, respectively, the Company recorded liabilities of $29.3 million and $33.4 million related to prepaid rental payments, which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease, including rent holidays, if any. Straight-line rent receivable was $88.3 million and $72.2 million as of September 30, 2016 and December 31, 2015, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Pursuant to the new guidance, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment.  This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption was permitted.  The adoption of this new guidance did not have a material impact on the Company’s financial statements.

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

In August 2016, the FASB issued amendments to the Accounting Standards Codification to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows.  The amendments in the ASU are effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2017 and for all other entities for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019 and early adoption is permitted.  The Company does not believe the adoption of this guidance will have a material impact on its financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Buildings and improvements	$2,765,200	$2,776,740
Less: accumulated depreciation	(249,457)	(200,311)
Buildings and improvements, net	2,515,743	2,576,429
Land	697,060	691,448
Investment property, net	$3,212,803	$3,267,877

As of September 30, 2016, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$839,763	$103,405	$(121,712)
Less: accumulated amortization	(336,981)	(49,951)	35,063
Net	$502,782	$53,454	$(86,649)

As of December 31, 2015, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$894,110	$108,660	$(123,124)
Less: accumulated amortization	(286,903)	(43,083)	27,428
Net	$607,207	$65,577	$(95,696)

Amortization expense of in-place leases was $25.5 million and $29.6 million for the three months ended September 30, 2016 and 2015, respectively. Net amortization of out-of-market leases resulted in a decrease to rental revenue of $0.8 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively.

Amortization expense of in-place leases was $78.2 million and $86.1 million for the nine months ended September 30, 2016 and 2015, respectively. Net amortization of out-of-market leases resulted in a decrease to rental revenue of $2.4 million and $2.8 million for the nine months ended September 30, 2016 and 2015, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for the period from October 1, 2016 through December 31, 2016 and for each of the years ending December 31, 2017 through December 31, 2020 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
October 1, 2016 through December 31, 2016	$22,848	$549
2017	74,935	(423)
2018	58,404	(2,437)
2019	46,288	(3,707)
2020	37,366	(3,268)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space. As of September 30, 2016, the approximate fixed future minimum rentals for the period from October 1, 2016 through December 31, 2016, for each of the years ending December 31, 2017 through December 31, 2020 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
October 1, 2016 through December 31, 2016	$82,024
2017	327,413
2018	278,394
2019	253,222
2020	227,989
Thereafter	1,357,063
Total	$2,526,105

Pursuant to the lease agreements with certain tenants in one of its buildings, a wholly-owned subsidiary of the Company receives fees for the provision of various telecommunication-related services and the use of certain related facilities. The fixed future minimum rentals expected to be received for such services for the period from October 1, 2016 through December 31, 2016, for each of the years ended December 31, 2017 through 2020 and for the period thereafter are $1.0 million, $3.8 million, $3.6 million, $1.6 million, $1.2 million and $3.2 million, respectively.

During the nine months ended September 30, 2016 and 2015, the Company did not earn more than 10% of its total rental revenue from any individual tenant.

4. RECENT ACQUISITIONS OF REAL ESTATE

The Company did not make any property acquisitions during the nine months ended September 30, 2016. The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2015 as follows (in thousands):

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

The following unaudited consolidated information is presented to give effect to the 2015 acquisitions through September 30, 2015 as if the acquisitions occurred on January 1, 2014. This information excludes activity that is non-recurring and not representative of the Company’s future activity, primarily acquisition fees and expenses of $(0.2) million and $0.3 million for the three months ended September 30, 2015 and 2014, and $17.2 million and $35.1 million for the nine months ended September 30, 2015 and 2014, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these transactions on January 1, 2014, nor does it purport to represent the Company’s future operations (amounts in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Pro Forma 2015	Pro Forma 2014	Pro Forma 2015	Pro Forma 2014
Revenues	$119,533	$125,557	$357,998	$363,971
Net income (loss)	$1,790	$4,317	$5,469	$(6,854)
Basic and diluted income (loss) per common share	$—	$0.01	$—	$(0.04)

5. REAL ESTATE LOANS RECEIVABLE

Real estate loans receivable included the following at September 30, 2016 and December 31, 2015 (in thousands):

Property	Original Funding Date	Maturity Date	Interest Rate	Total Loan Commitment	Balance as of September 30, 2016	Balance as of December 31, 2015
Flagship Capital JV
Falls of Kirkwood (1)	10/18/2013	8/15/2016	N/A	$6,300	$—	$4,964
Precinct Villages (2)	3/18/2014	9/30/2016	N/A	2,595	—	1,793
Randall’s	7/28/2014	7/28/2017	6.25%	10,939	8,833	8,747
Finesilver	7/31/2014	7/31/2017	6.45%	7,233	6,260	5,684
Dymaxion Apartments (2)	12/15/2014	12/15/2016	N/A	8,500	—	8,288
Marbach Park Apartments(2)	12/15/2014	12/15/2016	N/A	9,500	—	9,319
			6.33%	$45,067	$15,093	$38,795
(Origination) / Exit fees					38	(128)
Total Flagship Capital JV					$15,131	$38,667
Other Loans Receivable
@1377 (3)	6/29/2012	7/1/2016	10.00%	$3,962	$—	$3,962
The Rim (4)	9/8/2014	10/7/2016	8.50%	$20,750	$17,860	$12,651
Total Real Estate Loans Receivable					$32,991	$55,280

(1)	In June 2016, the borrower repaid the outstanding principal balance of the loan.

(2)	In September 2016, each of the borrowers repaid the outstanding principal balances of each of these loans.

(3)	In June 2016, the borrower repaid the outstanding principal balance of the loan upon the sale of the property. See Note 1 — Organization for additional information concerning the sale of @1377.

(4)	In September 2016, the maturity date of this loan was extended to October 7, 2016. In October 2016, the maturity date of this loan was extended to November 15, 2016.

6. DEBT FINANCING

As of September 30, 2016 and December 31, 2015, the Company had approximately $2.5 billion and $2.6 billion of principal outstanding, respectively, with a weighted average years to maturity of 2.6 years and 3.3 years, respectively, and a weighted average interest rate of 2.3% and 2.3%, respectively. The following table describes the Company’s debt outstanding at September 30, 2016 and December 31, 2015 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date		Interest Rate Description	Interest Rate as of September 30, 2016		Principal Outstanding at September 30, 2016	Principal Outstanding at December 31, 2015
Secured Mortgage Debt
Brindleyplace Project	7/1/2010	10/7/2016	(1)	Variable	2.11%		$157,006	$179,197
Southpark	10/19/2010	12/6/2016		Fixed	5.67%		18,000	18,000
Fifty South Sixth	11/4/2010	11/3/2018		Variable	2.12%		125,000	125,000
Flagship Capital JV	7/2/2014	7/2/2019		Variable, subject to floor of 4.25%	4.25%		512	14,943
100 Brookes	7/13/2012	7/31/2017		Variable	4.09%		32,998	31,546
Poland Logistics Portfolio	8/2/2012	6/28/2019		Variable, subject to interest rate cap	2.00%		68,106	67,601
Minneapolis Retail Center	8/2/2012	8/10/2019		Fixed	3.50%		65,500	65,500
825 Ann	11/16/2012	11/20/2018		Variable, subject to interest rate cap	2.32%		61,861	59,139
Mercedes Benz Bank	2/7/2013	12/31/2019		Variable, subject to interest rate cap	1.28%		37,454	36,719
465 Victoria	2/28/2013	12/2/2018		Variable, subject to interest rate cap	2.97%		40,619	38,831
New City	3/28/2013	3/18/2018		Variable, subject to interest rate cap	2.30%		78,344	83,978
One Westferry Circus	5/9/2013	5/5/2020		Fixed	3.30%		62,251	71,050
The Campus at Playa Vista	5/14/2013	12/1/2018		Variable	1.93%		150,000	150,000
Perspective Défense	6/21/2013	7/25/2019		Variable, subject to interest rate cap	2.20%		78,477	76,342
Fiege Mega Centre	10/18/2013	10/31/2018		Variable, subject to interest rate cap	1.40%		25,588	25,135
55 M Street	12/9/2013	12/9/2017		Variable	1.98%		72,000	72,000
25 Cabot Square	3/26/2014	3/26/2020		Fixed	3.50%		160,491	183,175
Simon Hegele Logistics	4/28/2014	6/15/2019		Fixed	1.90%		39,725	38,940
818 Bourke	10/31/2014	10/31/2019		Variable, subject to interest rate cap	2.37%		66,988	64,952
The Summit	3/4/2015	4/1/2022		Variable	2.08%		170,000	170,000
Harder Logistics Portfolio	4/1/2015	2/28/2021		Variable, subject to interest rate cap	0.95%		77,348	76,106
Other Notes Payable
JPMorgan Chase Revolving Credit Facility - Revolving Loan	4/13/2012	6/29/2019		Variable, subject to interest rate cap	2.13%	(2)	322,000	327,000
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	6/29/2019		Variable, subject to interest rate cap	2.08%		495,000	495,000
WaterWall Place Construction Loan	6/29/2012	5/8/2018		Variable	2.13%	(2)	44,897	44,897
Aviva Coral Gables JV Construction Loan	5/10/2013	5/10/2017		Variable, subject to interest rate cap	2.52%	(2)	42,693	42,693
Total Principal Outstanding							$2,492,858	$2,557,744
Unamortized Premium/ (Discount)							25	105
Unamortized Deferred Financing Fees							$(9,459)	$(12,193)
Notes Payable							$2,483,424	$2,545,656

(1)	In October 2016, the Company exercised the three-month extension option, resulting in a new maturity date of January 7, 2017.

(2)	Represents the weighted average interest rate as of September 30, 2016.

The variable-rate debt has interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 0.65% to 2.50% per annum. As of September 30, 2016, $930.7 million of the Company’s variable-rate debt was capped at strike rates ranging from 1.5% to 4.0%. Additionally, as of December 31, 2015, $982.3 million of our variable rate debt was capped at strike rates ranging from 1.3% to 4.5%.

JPMorgan Chase Revolving Credit Facility

For the period from January 2016 through September 2016, the Company borrowed approximately $109.0 million and made payments of approximately $114.0 million under its revolving credit facility with JPMorgan Chase Bank, National Association (the “Revolving Credit Facility”). From October 1, 2016 through November 14, 2016, the Company borrowed an additional $20.0 million under the Revolving Credit Facility. The borrowings resulted in an outstanding principal balance of $837.0 million on the Revolving Credit Facility as of November 14, 2016.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of September 30, 2016.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from October 1, 2016 through December 31, 2016, for each of the years ending December 31, 2017 through December 31, 2020 and for the period thereafter (in thousands):

	Payments due by Year
	October 1, 2016 through December 31, 2016	2017	2018	2019	2020	Thereafter
Principal payments	$177,481	$155,686	$528,376	$1,165,067	$223,925	$242,323

7.  DISTRIBUTIONS

The Company has declared distributions for the months of January 2015 through November 2016 at an amount equal to $0.0017808 per share, per day. The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for each of the quarters ended during 2016 and 2015, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands). The Company declares distributions to the Company’s stockholders as of daily record dates and aggregates and pays such distributions monthly.

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2016
September 30, 2016	$21,617	$23,611	$45,228	$2,671
June 30, 2016	21,232	23,402	44,634	1,281
March 31, 2016	21,128	23,451	44,579	987
Total	$63,977	$70,464	$134,441	$4,939
2015
December 31, 2015	$21,226	$23,695	$44,921	$927
September 30, 2015	21,110	23,648	44,758	835
June 30, 2015	20,770	23,372	44,142	1,643
March 31, 2015	20,375	23,097	43,472	816
Total	$83,481	$93,812	$177,293	$4,221

8.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid as of
Type and Recipient	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Issuer Costs- the Advisor	$8	$12	$34	$53	$—	$—
Acquisition Fee (1)- the Advisor and affiliates of Hines	$—	$—	$—	$8,854	—	—
Asset Management Fee- the Advisor and affiliates of Hines	$9,204	$9,025	$27,473	$26,688	8,985	8,493
Disposition Fee- the Advisor	$—	$—	$264	$—	—	309
Other (2)	$1,508	$1,430	$4,137	$4,152	947	1,574
Property Management Fee- Hines	$1,983	$1,848	$5,699	$5,464	—	(12)
Development/Construction Management Fee- Hines	$190	$33	$549	$120	195	27
Leasing Fee- Hines	$431	$337	$3,593	$1,461	3,629	3,417
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	$2,894	$2,786	$8,816	$8,325	528	661
Due to Affiliates					$14,284	$14,469

(1)	Effective as of April 1, 2015 the Company, the Operating Partnership and the Advisor amended the Advisory Agreement in order to reduce the acquisition fees paid to the Advisor from 2.25% to 0.50%.

(2)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

@1377

In June 2012, the Company entered into a $3.2 million mezzanine loan commitment plus accrued interest to provide construction financing for @1377, which was developed by an affiliate of Hines. In June 2016, @1377 was sold and the Company received $4.0 million related to the repayment in full of the mezzanine loan. See Note 1 — Organization for additional information concerning @1377.

9.  FAIR VALUE MEASUREMENTS

Financial Instruments Fair Value Disclosures

As of September 30, 2016, the Company estimated that the fair value of its notes payable, which had a book value of $2.5 billion, was $2.5 billion. As of December 31, 2015, the Company estimated that the fair value of its notes payable, which had a book value of $2.6 billion, was $2.6 billion. Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of September 30, 2016, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

As of September 30, 2016, the Company estimated that the book values of its real estate loans receivable approximate their fair values. Although the Company has determined the majority of the inputs used to value its real estate notes receivable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of real estate notes receivable utilize Level 3 inputs. However, as of September 30, 2016, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of real estate notes receivable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Financial Instruments Measured on a Nonrecurring Basis

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  As of September 30, 2016 and September 30, 2015, there were no events that have occurred which indicated that fair value adjustments of the Company’s long-lived assets were necessary.

10. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company's investments that are not office properties in “other” based on the geographic location of the investment, due to the Company's ownership of interests in various different types of investments that do not stand alone as their own reportable segment. The Company’s reporting segments consist of the following, based on the Company’s investments as of September 30, 2016:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Revenue
Domestic office investments	$44,121	$43,772	$132,898	$125,797
Domestic other investments	31,328	30,412	93,313	87,463
International office investments	30,463	28,164	85,375	86,907
International other investments	15,942	17,185	50,800	52,186
Total Revenue	$121,854	$119,533	$362,386	$352,353

For the three and nine months ended September 30, 2016 and 2015 the Company’s total revenue was attributable to the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Revenue
United States	61%	63%	63%	60%
United Kingdom	14%	16%	15%	17%
Australia	7%	7%	6%	7%
Poland	5%	5%	5%	6%
Germany	5%	4%	5%	4%
France	5%	3%	4%	3%
Russia	3%	2%	2%	3%

For the three and nine months ended September 30, 2016 and 2015, the Company’s property revenues in excess of expenses by segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Property revenues in excess of expenses (1)
Domestic office investments	$28,022	$27,597	$85,895	$79,598
Domestic other investments	19,926	19,462	59,899	56,311
International office investments	24,199	22,383	67,077	68,108
International other investments	11,335	12,398	36,081	37,319
Property revenues in excess of expenses	$83,482	$81,840	$248,952	$241,336

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of September 30, 2016 and December 31, 2015, the Company’s total assets by segment was as follows (in thousands):

	September 30, 2016	December 31, 2015
Total Assets
Domestic office investments	$1,472,681	$1,503,926
Domestic other investments	1,022,732	1,082,241
International office investments	1,049,179	1,090,483
International other investments	619,596	650,168
Corporate-level accounts	35,102	46,128
Total Assets	$4,199,290	$4,372,946

As of September 30, 2016 and December 31, 2015, the Company’s total assets were attributable to the following countries:

	September 30, 2016	December 31, 2015
Total Assets
United States	59%	60%
United Kingdom	15%	16%
Australia	8%	7%
Poland	6%	6%
Germany	7%	7%
France	3%	3%
Russia	2%	1%

For the three and nine months ended September 30, 2016 and 2015, the reconciliation of the Company’s total property revenues in excess of expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$83,482	$81,840	$248,952	$241,336
Depreciation and amortization	(44,116)	(48,027)	(133,819)	(139,148)
Acquisition related expenses	(91)	175	(263)	(8,332)
Asset management and acquisition fees	(9,204)	(9,025)	(27,473)	(35,542)
General and administrative expenses	(2,859)	(2,037)	(8,775)	(6,429)
Gain (loss) on derivatives	(29)	(59)	(708)	586
Equity in earnings (losses) of unconsolidated entity	(73)	—	7,528	—
Gain (loss) on sale of real estate investments	—	55	—	(1,073)
Foreign currency gains (losses)	3,282	(1,485)	(3,798)	(5,538)
Interest expense	(16,135)	(17,794)	(48,727)	(54,759)
Other income (expenses)	143	80	78	345
Benefit (provision) for income taxes	(2,032)	(1,570)	(5,004)	(3,559)
Net income (loss)	$12,368	$2,153	$27,991	$(12,113)

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$45,551	$48,728
Cash paid for taxes	$7,248	$4,929
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$20,393	$18,775
Distributions reinvested	$70,748	$70,355
Shares tendered for redemption	$4,620	$4,009
Non-cash net liabilities acquired	$—	$9,682
Accrued capital additions	$3,639	$429

12. COMMITMENTS AND CONTINGENCIES

In November 2013, Dorsey & Whitney LLP signed a lease renewal for its space in 50 South Sixth located in Minneapolis, Minnesota. In connection with this renewal, the Company committed to fund $20.8 million of tenant improvements and leasing commissions related to its space, to be paid in future periods. As of September 30, 2016, $9.4 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

In May 2016, Stinson Leonard Street LLP signed a new lease for its space in 50 South Sixth located in Minneapolis, Minnesota. In connection with this lease, the Company committed to fund $12.2 million of tenant improvements and leasing commissions related to its space, to be paid in future periods. As of September 30, 2016, $11.1 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) was incorporated under the Maryland General Corporation Law on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global raised the equity capital for its real estate investments through two public offerings from August 2009 through April 2014. Hines Global continues to offer up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Hines Global has raised approximately $3.0 billion through its public offerings, including the DRP Offering. Hines Global engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for its public offerings.

Although we expect to continue to make select investments from time to time, we have substantially completed our investment phase and have accomplished one of our primary investment objectives of investing in a real estate portfolio that is diversified by asset type, geographic area, lease expirations and tenant industries. As of September 30, 2016, we owned interests in 42 real estate investments which contain, in the aggregate, 16.7 million square feet of leasable space. Our portfolio includes the following investments:

•	Domestic office investments (11 investments)

•	Domestic other investments (9 investments)

•	International office investments (10 investments)

•	International other investments (12 investments)

Our portfolio is comprised of approximately 63% domestic and 37% international investments (based on our pro rata share of the estimated value of each of the investments) and consists of a variety of real estate asset classes. Our current investment types encompass approximately 62% office, 17% retail, 9% mixed-use, 9% industrial and 3% multi-family (based on our effective interests of the estimated value of each of the investments). We believe that this diversification is directly in-line with our investment strategies of maintaining a well-diversified real estate portfolio and providing additional diversification across currencies.

As previously disclosed, we commenced the process of evaluating various strategic alternatives to execute a liquidity event (e.g. a sale of our assets, our sale or merger, a listing of our shares on a national securities exchange, a tender offer for our shares, or another similar transaction). That process is ongoing, and we are continuing to evaluate strategic alternatives. There is no set timetable for the execution of such an event, and there is no assurance that any such event will occur.

The following table provides additional information regarding each of the properties in which we owned an interest as of September 30, 2016.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Office Investments
Hock Plaza	Durham, North Carolina	Office	9/2010; $97.9	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	Office	11/2010; $185.0	7.4%	698,606	96%
250 Royall	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	87%
9320 Excelsior	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	289,373	100%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	97%
The Campus at Playa Vista	Los Angeles, California	Office	5/2013; $216.6	5.7%	324,955	99%
2300 Main	Irvine, California	Office	8/2013; $39.5	6.4%	132,064	100%
55 M Street	Washington, D.C.	Office	12/2013; $140.9	4.8%	267,915	98%
The Summit	Bellevue, Washington	Office	3/2015; $316.5	5.6%	518,888	96%
Total for Domestic Office Investments					4,040,995	96%

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Other Investments (4)
Southpark	Austin, Texas	Industrial	10/2010; $31.2	8.5%	372,125	100%
Komo Plaza	Seattle, Washington	Mixed-Use	12/2011; $160.0	7.9%	293,727	91%
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	386,714	99%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,477	100%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	762,762	91%
The Rim	San Antonio, Texas	Retail	2/2014, 4/2015 & 12/2015: $247.8	5.9%	931,122	99%
WaterWall Place	Houston, Texas	Multi-family	7/2014; $64.5	7.8% (5)	316,299	91%
Aviva Coral Gables	Miami, Florida	Multi-family	4/2015; $62.0	7.4% (5)	248,504	97%
Total for Domestic Other Investments					3,628,730	96%

International Office Investments
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	94,354	88%
100 Brookes St.	Brisbane, Australia	Office	7/2012; $67.6	10.5%	105,637	100%
Mercedes Benz Bank	Stuttgart, Germany	Office	2/2013; $70.2	8.8%	255,927	100%
465 Victoria	Sydney, Australia	Office	2/2013; $90.8	8.0%	171,657	98%
One Westferry Circus	London, England	Office	2/2013; $124.6	7.4%	221,019	100%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,182	85%
825 Ann	Brisbane, Australia	Office	4/2013; $128.2	8.0%	206,505	97%
Perspective Défense	Paris, France	Office	6/2013; $165.8	8.5%	289,663	47%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	455,687	100%
818 Bourke	Melbourne, Australia	Office	10/2014; $135.6	7.1%	259,589	96%
Total for International Office Properties					2,544,220	90%

International Other Investments
Brindleyplace Project	Birmingham, England	Mixed-Use	7/2010; $282.5	7.0%	567,478	97%
FM Logistic	Moscow, Russia	Industrial	4/2011; $70.8	11.2%	748,578	100%
Poland Logistics Portfolio (6)	Poland	Industrial	3/2012 & 10/2012; $157.2	8.1%	2,364,264	88%
Fiege Mega Centre	Erfurt, Germany	Industrial	10/2013; $53.6	7.7%	952,540	100%
Simon Hegele Logistics	Forchheim, Germany	Industrial	6/2014 & 1/2015; $78.9	7.5%	608,006	100%
Harder Logistics Portfolio (7)	Germany	Industrial	4/2015 & 12/2015; $126.5	7.3%	1,287,065	93%
Total for International Other Investments					6,527,931	94%
Total for All Investments					16,741,875	94%	(8)

(1)
Represents the percentage leased based on the effective ownership of the Operating Partnership in the properties listed. On September 30, 2016, the Company owned a 99.99% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. We own a 60% interest in the Brindleyplace Project.

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

Other Real Estate Investments

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has two loans receivable, totaling $15.1 million, outstanding as of September 30, 2016. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP.

•
The Rim Loan Receivable — We have committed to provide construction financing to the developer of additional retail parcels at The Rim, an outdoor retail center located in San Antonio, Texas. In April 2015, we completed the acquisition of the first of these additional parcels, consisting of 259,316 square feet. In December 2015, we completed the acquisition of an additional parcel, consisting of 28,901 square feet. The total amount of the commitment, as amended in April and December 2015, is $20.8 million. As of September 30, 2016, we had outstanding loans of $17.9 million to the developer. We are not affiliated with the developer of the project.

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

Financial Condition, Liquidity and Capital Resources

To date, our most significant demands for funds have been related to the purchase of real estate properties and other real estate-related investments. Specifically, we funded $5.1 billion of real estate investments using $3.0 billion of proceeds from our public offerings, including the DRP offerings, and debt proceeds. We invested all of the proceeds raised through our public offerings by the end of 2015. As a result, any subsequent real estate investments will be funded using proceeds from the dispositions of other real estate investments and debt proceeds. Other significant demands for funds include the payment of operating expenses, distributions and debt service. Generally, we expect to meet these operating cash needs using cash flows from operating activities.

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

We believe that the proper use of leverage can enhance returns on real estate investments. As of September 30, 2016, our portfolio was 45% leveraged, based on the values of our real estate investments. At that time, we had $2.5 billion of principal outstanding under our various loan agreements with a weighted average interest rate of 2.3%, including the effects of related interest rate swaps. Approximately $250.7 million of our loans are maturing during the next year. We generally expect to refinance these loans, but we may repay them using our revolving credit facility with JPMorgan Chase Bank, N.A. (the “Revolving Credit Facility”) or other available cash for strategic purposes or if we are unable to refinance them at satisfactory terms.

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

Net cash provided by operating activities for the nine months ended September 30, 2016 was $123.2 million compared to $93.9 million for the nine months ended September 30, 2015. Net cash provided by operating activities was reduced by the payment of acquisition fees and acquisition-related expenses totaling $0.7 million during the nine months ended September 30, 2016 and $19.8 million during the nine months ended September 30, 2015. Under accounting principles generally accepted in the United States of America (“GAAP”), acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we funded these expenses with proceeds from our public offerings or other equity capital. Excluding the effect of these fees and expenses, operating cash flows increased by $10.2 million primarily due to our acquisitions of The Summit, the Harder Logistics Portfolio, and additional phases of The Rim, the Aviva Coral Gables development project being fully operational during the nine months ended September 30, 2016, and distributions from the sale of @1377, by our unconsolidated joint venture. This increase was partially offset by our disposition of 17600 Gillette in December 2015 as well as declines in foreign currency exchange rates against the U.S. dollar for the nine months ended September 30, 2016.

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to payments made for the acquisition of our real estate investments including payments for pending acquisitions and capital expenditures at our properties. Net cash from investing activities primarily relates to collections of our real estate loans receivable. Net cash used in investing activities decreased $443.6 million for the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to less acquisition activity. The factors that contributed to the change between the two periods are summarized below.

2016

•	We paid $13.0 million in capital expenditures at our operating properties.

•	We made real estate loans of $5.9 million and received proceeds from the collection of real estate loans receivable of $28.8 million.

•	We received distributions in excess of equity of earnings from our unconsolidated entity of $2.0 million, resulting from the sale of @1377.

•	We had an increase in restricted cash of $1.4 million primarily related to escrows required by several of our outstanding mortgage loans.

2015

•	We had cash outflows of $431.2 million related to our acquisition of four real estate investments.

•	We paid $3.6 million in capital expenditures at our operating properties and paid $4.9 million in capital expenditures at our multi-family development projects in Houston, Texas and Miami, Florida.

•	We made real estate loans of $10.3 million and received proceeds from the collection of real estate loans receivable of $17.6 million.

•	We had an increase in restricted cash of $1.7 million primarily related to escrows required by several of our outstanding mortgage loans.

Cash Flows from Financing Activities

Public Offerings

As described previously, we ceased offering primary shares pursuant to our public offerings in April 2014. During the nine months ended September 30, 2016 and 2015, respectively, we redeemed $50.6 million and $43.0 million in shares of our common stock through our share redemption program.

Distributions

We have declared distributions for the months of January 2015 through November 2016 at an amount equal to $0.0017808 per share, per day. Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. Distributions paid to stockholders (including those reinvested in stock) during the three months ended September 30, 2016 and 2015 were $45.2 million and $44.7 million, respectively. Distributions paid to stockholders (including those reinvested in stock) during the nine months ended September 30, 2016 and 2015 were $134.8 million and $132.7 million, respectively.

Our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid to stockholders. We funded 12% and 33% of total distributions for the nine months ended September 30, 2016 and 2015, respectively, with cash flows from financing activities, which may include proceeds from our public offerings and proceeds from our debt financings. Also, during the nine months ended September 30, 2016 and 2015, respectively, we paid $0.7 million and $19.8 million in acquisition fees and expenses. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we funded these expenses with proceeds from our public offerings or other equity capital. See “— Results of Operations — Funds from Operations and Modified Funds from Operations” for additional information regarding our performance.

The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities
2016
September 30, 2016	$21,617	$23,611	$45,228	$2,671	$46,501	97%	$1,398	3%
June 30, 2016	21,232	23,402	44,634	1,281	45,915	100%	—	—%
March 31, 2016	21,128	23,451	44,579	987	30,824	68%	14,742	32%
Total	$63,977	$70,464	$134,441	$4,939	$123,240	88%	$16,140	12%
2015
December 31, 2015	$21,226	$23,695	$44,921	$927	$24,469	53%	$21,379	47%
September 30, 2015	21,110	23,648	44,758	835	45,593	100%	—	—%
June 30, 2015	20,770	23,372	44,142	1,643	24,131	53%	21,654	47%
March 31, 2015	20,375	23,097	43,472	816	20,712	47%	23,576	53%
Total	$83,481	$93,812	$177,293	$4,221	$114,905	63%	$66,609	37%

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our Revolving Credit Facility to provide funding for near-term investment or working capital needs. As mentioned previously, our portfolio was 45% leveraged as of September 30, 2016 (based on the values of our real estate investments) with a weighted average interest rate of 2.3%.

Below is additional information regarding our loan activities for the nine months ended September 30, 2016 and 2015. See Note 6 — Debt Financing for additional information regarding our outstanding debt:

2016

•	We borrowed approximately $109.0 million and made payments of $114.0 million under our Revolving Credit Facility.

•	The Flagship JV made payments of $14.4 million on its revolving credit facility.

•	We made payments of $7.3 million related to our loan secured by New City, including a one-time payment of $5.8 million in July 2016.

•	We made payments of $3.7 million on our remaining outstanding mortgage loans.

2015

•
We entered into $221.6 million of mortgage financing, related to the acquisition of operating properties with an aggregate net purchase price of $463.4 million. Additionally, our multi-family development projects borrowed $5.1 million to fund construction costs.

•	We borrowed approximately $1.1 billion and made payments of $824.7 million under our Revolving Credit Facility.

•	We also made payments totaling $51.9 million on our remaining outstanding mortgage loans.

•
We made payments of $7.6 million for financing costs related to our loans and $2.3 million related to two $250 million interest rate cap corridor agreements as economic hedges against the variability of future interest rates on our Revolving Credit Facility.

Results of Operations

Same-store Analysis

The following table presents the property-level revenues in excess of expenses for the three months ended September 30, 2016, as compared to the same period in 2015, by reportable segment. Same-store properties for the three months ended September 30, 2016 include 41 properties that were 95% and 96% leased as of September 30, 2016 and September 30, 2015, respectively. All amounts are in thousands, except for percentages:

	Three Months Ended September 30,		Change
	2016	2015	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$28,016	$27,066	$950	4%
Domestic other investments	19,908	19,185	723	4%
International office investments	24,198	23,333	865	4%
International other investments	10,375	11,453	(1,078)	(9)%
Total same-store properties	82,497	81,037	1,460	2%
Recent acquisitions	960	(9)	969	(10,767)%
Disposed properties (2)	25	812	(787)	(97)%
Total property revenues in excess of expenses	$83,482	$81,840	$1,642	2%

Other
Depreciation and amortization	$44,116	$48,027	$(3,911)	(8)%
Interest expense	$16,135	$17,794	$(1,659)	(9)%
Income tax provision (benefit)	$2,032	$1,570	$462	29%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

(2)	Includes the property revenues in excess of expenses for 17600 Gillette, which was sold in December 2015.

In total, property revenues in excess of expenses of our same-store properties increased by 2% for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

•	Domestic Office Investments

◦	Revenues in excess of expenses of 50 South Sixth increased $1.0 million primarily due to the payment of termination fees by a tenant at the building.

•	Domestic Other Investments

◦	Revenues in excess of expenses of The Rim increased $1.0 million resulting from an additional retail parcel added in December 2015.

•	International office investments:

◦	Revenues in excess of expenses of Perspective Défense increased due to the payment of $2.2 million of termination fees by a tenant at the building.

◦
Declines in foreign currency exchange rates against the U.S. dollar continue to cause declines in the operating results of our international properties. Specifically, the British pound declined 15% against the U.S. dollar during the three months ended September 30, 2016 compared with the same period in 2015. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our exposure to foreign currency exchange rates.

◦
Revenues in excess of expenses of New City decreased $0.6 million primarily due to vacancies at the building during the three months ended September 30, 2016. New City was 85% leased for the three months ended September 30, 2016, as compared to 96% leased as of September 30, 2015.

•	International other investments:

◦	Declining foreign currency exchange rates against the U.S. dollar continue to cause declines in the operating results of our international properties, as described above.
The decrease in depreciation and amortization and interest expense in the table above is due to declining foreign currency exchange rates, as described above.

The following table presents the property-level revenues in excess of expenses for the nine months ended September 30, 2016, as compared to the same period in 2015, by reportable segment. Same-store properties for the nine months ended September 30, 2016 include 37 properties that were 94% and 96% leased as of September 30, 2016 and September 30, 2015, respectively (amounts in thousands, except for percentages):

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$69,309	$66,258	$3,051	5%
Domestic other investments	56,509	54,633	1,876	3%
International office investments	67,043	71,162	(4,119)	(6)%
International other investments	29,170	32,233	(3,063)	(10)%
Total same-store properties	222,031	224,286	(2,255)	(1)%
Recent acquisitions	26,713	14,964	11,749	79%
Disposed properties (2)	208	2,086	(1,878)	(90)%
Total property revenues in excess of expenses	$248,952	$241,336	$7,616	3%

Other
Depreciation and amortization	$133,819	$139,148	$(5,329)	(4)%
Interest expense	$48,727	$54,759	$(6,032)	(11)%
Income tax provision (benefit)	$5,004	$3,559	$1,445	41%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

(2)	Includes the property revenues in excess of expenses for 17600 Gillette, which was sold in December 2015.

In total, property revenues in excess of expenses of our same-store properties decreased by 1% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

•	Domestic office investments:

◦	Revenues in excess of expenses of 50 South Sixth increased $1.4 million primarily due to the payment of termination fees by a tenant at the building.

◦	Revenues in excess of expenses of 55 M Street and 550 Terry Francois increased primarily due to an increase in leasing activity.

•	Domestic Other Investments

◦	Revenues in excess of expenses of The Rim increased $2.8 million resulting from additional retail parcels being added in April and December 2015, respectively.

◦	Revenues in excess of expenses of Flagship decreased $1.1 million due to the repayment of four loans during the nine months ended September 30, 2016.

•	International office investments:

◦
Declines in foreign currency exchange rates against the U.S. dollar continue to cause declines in the operating results of our international properties. Specifically, the British pound declined 9% against the U.S. dollar during the nine months ended September 30, 2016 compared with the same period in 2015. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our exposure to foreign currency exchange rates.

◦	Revenues in excess of expenses of Perspective Défense increased due to the payment of $2.2 million of termination fees by a tenant at the building.

◦
Revenues in excess of expenses of 818 Bourke decreased $2.2 million primarily due to vacancies at the building for the first six months of 2016. 818 Bourke was 79% leased for the majority of the six months ended June 30, 2016. In late June 2016, a new lease was signed at 818 Bourke.

◦
Revenues in excess of expenses of New City decreased $1.9 million primarily due to vacancies at the building for the nine months ended September 30, 2016. New City was 85% leased at September 30, 2016, compared to 96% leased at September 30, 2015.

•	International other investments:

◦	Declining foreign currency exchange rates against the U.S. dollar continue to cause declines in the operating results of our international properties, as described above.
The decrease in depreciation and amortization and interest expense in the table above is due to declining foreign currency exchange rates as described above.

Other Expenses

The tables below provide detail relating to our asset management and acquisition fees, acquisition-related expenses, and general and administrative expenses for the three and nine months ended September 30, 2016 and 2015.  All amounts in thousands, except percentages:

	Three Months Ended September 30,		Change
	2016	2015	$	%
Acquisition fees	$—	$—	$—	—%
Asset management fees	9,204	9,025	179	2%
Asset management and acquisition fees	$9,204	$9,025	$179	2%

Acquisition-related expenses	$91	$(175)	$266	(152)%
General and administrative expenses	$2,859	$2,037	$822	40%

The changes identified in the table above are primarily due to the following:

•
The increase in our general and administrative costs is primarily due to an increase in legal expenses, consulting expenses, and other miscellaneous expenses of $1.0 million incurred related to our consideration of strategic alternatives for a potential liquidity event.

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Acquisition fees	$—	$8,854	$(8,854)	(100)%
Asset management fees	27,473	26,688	785	3%
Asset management and acquisition fees	$27,473	$35,542	$(8,069)	(23)%

Acquisition-related expenses	$263	$8,332	$(8,069)	(97)%
General and administrative expenses	$8,775	$6,429	$2,346	36%

The changes identified in the table above are primarily due to the following:

•	The decrease in acquisition fees and acquisition-related expenses is due to there being no acquisition activity for the nine months ended September 30, 2016.

•	Asset management fees were higher for the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to our acquisition of additional real estate investments in 2015.

•
The increase in our general and administrative costs is primarily due to an increase in legal expenses, consulting expenses, and other miscellaneous expenses of $2.5 million incurred related to our consideration of strategic alternatives for a potential liquidity event.

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

During the three and nine months ended September 30, 2016 and 2015, these gain/losses were primarily related to the effect of remeasuring our borrowings denominated in currencies other than our functional currencies and the changes to the related exchange rates between the date of the borrowing and the end of each period.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations (in thousands, except per share amounts) for the three and nine months ended September 30, 2016 and 2015 and the period from inception (December 10, 2008) through September 30, 2016. As we have recently completed the acquisition phase of our life cycle, FFO and MFFO are not useful in comparing operations for the two periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (December 10, 2008) through September 30, 2016
	2016	2015	2016	2015
Net income (loss)	$12,368	$2,153	$27,991	$(12,113)	$(176,011)
Depreciation and amortization (1)	44,116	48,027	133,819	139,148	808,791
Loss (gain) on sale of investment property (2)	—	(55)	—	1,073	(78,715)
Gain on sale of property from unconsolidated subsidiary	—	—	(7,196)	—	(7,196)
Adjustments for noncontrolling interests (3)	(1,485)	(1,865)	(4,836)	(5,238)	(27,791)
Funds from Operations attributable to common stockholders	54,999	48,260	149,778	122,870	519,078
Loss (gain) on derivative instruments (4)	29	59	708	(586)	(4,760)
Loss (gain) on foreign currency (5)	(4,364)	943	1,439	4,519	38,997
Other components of revenues and expenses (6)	(1,420)	(3,484)	(8,683)	(11,474)	(49,189)
Acquisition fees and expenses (7)	91	(180)	263	17,176	222,722
Adjustments for noncontrolling interests (3)	659	943	2,097	2,637	5,366
Modified Funds From Operations attributable to common stockholders	$49,994	$46,541	$145,602	$135,142	$732,214
Basic and diluted income (loss) per common share	$0.04	$—	$0.08	$(0.06)	$(1.29)
Funds From Operations attributable to common stockholders per common share	$0.20	$0.18	$0.54	$0.45	$3.55
Modified Funds From Operations attributable to common stockholders per common share	$0.18	$0.17	$0.53	$0.50	$5.01
Weighted average shares outstanding	276,067	273,201	275,539	272,293	146,182

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

(6)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (December 10, 2008) through September 30, 2016
	2016	2015	2016	2015
Straight-line rent adjustment (a)	$(5,524)	$(5,719)	$(19,788)	$(19,338)	$(99,099)
Amortization of lease incentives (b)	3,298	1,816	8,785	5,000	22,995
Amortization of out-of-market leases (b)	822	497	2,388	2,831	24,229
Other	(16)	(78)	(68)	33	2,686
	$(1,420)	$(3,484)	$(8,683)	$(11,474)	$(49,189)

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

From inception through September 30, 2016, we declared distributions to our stockholders totaling $737.7 million, compared to total aggregate FFO of $519.1 million and cash flows from operating activities of $467.2 million. For the three months ended September 30, 2015, we declared distributions to our stockholders totaling $44.8 million, compared to total aggregate FFO of $48.3 million. For the three months ended September 30, 2016, we declared distributions to our stockholders totaling $45.2 million, compared to total aggregate FFO of $55.0 million. For the nine months ended September 30, 2015, we declared distributions to our stockholders totaling $132.4 million, compared to total aggregate FFO of $122.9 million. For the nine months ended September 30, 2016, we declared distributions to our stockholders totaling $134.4 million, compared to total aggregate FFO of $149.8 million. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income (loss) and FFO. From inception through September 30, 2016, we incurred acquisition fees and expenses totaling $222.7 million.

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

The @1377 partnership agreement provided that, subject to the achievement of certain return thresholds, Hines would receive certain incentive distributions.  In connection with the sale of @1377, Hines received total distributions of $15.7 million from the @1377 partnership in June 2016, which included a return of capital, preferred return distributions, and incentive distributions based on the achievement of the return thresholds set forth in the @1377 partnership agreement.  The total distributions received by Hines represented 58% of the total distributions from the @1377 partnership.

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At September 30, 2016, we had fixed-rate debt of $346.0 million and variable-rate debt of $2.1 billion. If interest rates were to increase by 1% and all other variables were held constant, we would incur $21.5 million in additional annual interest expense associated with our variable-rate debt. Additionally, we hedged approximately $0.9 billion of our variable-rate debt using interest rate caps, which limit our exposure to rising interest rates. As of September 30, 2016, the variable interest rates did not exceed their capped interest rates.

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

	Reduction in Book Value as of September 30, 2016	Reduction in Net Income (Loss) for the Nine Months Ended September 30, 2016
AUD	$10,273	$355
EUR	$10,586	$28
GBP	$24,371	$422
RUB	$5,617	$342

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of November 14, 2016, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

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

On June 23, 2016, the United Kingdom held a non-binding referendum in which a majority of voters voted in favor of the United Kingdom’s exit from the European Union. Negotiations to determine the terms of the United Kingdom’s relationship with the European Union after the exit, including, among other things, the terms of trade between the United Kingdom and the European Union are expected to commence. The effects of the exit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The Brexit vote may:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

All eligible requests for redemption that were received for the three months ended September 30, 2016 were redeemed and the redemptions were funded with proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
July 1, 2016 to July 31, 2016	618,622	$9.87	618,622	134,476
August 1, 2016 to August 31, 2016	505,585	$9.90	505,585	271,704
September 1, 2016 to September 30, 2016	442,992	$9.98	442,992	333,571
Total	1,567,199	$9.92	1,567,199

(1)
This amount represents the number of shares available for redemption on September 30, 2016. Our share redemption program was first announced at the commencement of our initial public offering in February 2009. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year, and unless our board of directors determines otherwise, redemptions will be further limited to the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder.

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

HINES GLOBAL REIT, INC.

November 14, 2016	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

November 14, 2016	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.		Description
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
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 14, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*		Filed herewith