Form 10-K
period 2016-12-31
Hines Global REIT, Inc.
filed 2017-03-28
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
The registrant had 277.6 million shares of common stock outstanding as of March 17, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement in connection with its 2017 annual meeting of stockholders are incorporated by reference in Part III.

TABLE OF CONTENTS PART I
Item 1.	Business	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	33
Item 2.	Properties	33
Item 3.	Legal Proceedings	38
Item 4.	Mine Safety Disclosures	38
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	39
Item 6.	Selected Financial Data	46
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 8.	Financial Statements and Supplementary Data	67
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	102
Item 9A.	Controls and Procedures	102
Item 9B.	Other Information	103
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	103
Item 11.	Executive Compensation	103
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	103
Item 13.	Certain Relationships and Related Transactions, and Director Independence	103
Item 14.	Principal Accounting Fees and Services	103
PART IV
Item 15.	Exhibits, Financial Statement Schedules	104

SIGNATURES		110
EX- 10.1	Agreement of Sale and Purchase
EX- 21.1	List of Subsidiaries
EX- 23.1	Consent
EX- 31.1	Certification
EX- 31.2	Certification
EX- 32.1	Certification of CEO & CFO pursuant to Section 906
EX- 99.1	Consent of Independent Valuer
EX- 99.2	Consent of Independent Valuer
EX- 99.3	Consent of Independent Valuer
EX- 99.4	Consent of Independent Valuer

EX- 101	Instance Document
EX- 101	Schema Document
EX- 101	Calculation Linkbase Document
EX- 101	Labels Linkbase Document
EX- 101	Presentation Linkbase Document
EX- 101	Definition Linkbase Document

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

Item 1.  Business

General Description of Business and Operations

Hines Global REIT, Inc. (“Hines Global”) was incorporated under the Maryland General Corporation Laws on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global raised the equity capital for its real estate investments through two public offerings from August 2009 through April 2014. Hines Global continues to offer up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Collectively, through its public offerings, including the DRP Offering, Hines Global raised approximately $3.0 billion as of December 31, 2016. Hines Global engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for its two public offerings.

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

We completed our investment phase during 2015 and have achieved one of our primary investment objectives of investing in a real estate portfolio that is diversified by asset type, geographic area, lease expirations and tenant industries. As of December 31, 2016, we owned interests in 41 real estate investments which contain, in the aggregate, 16.6 million square feet of leasable space, and we believe each investment is suitable for its intended purpose. These investments consisted of:

•	Domestic office investments (11 investments)

•	Domestic other investments (8 investments)

•	International office investments (10 investments)

•	International other investments (12 investments)

We have commenced the process of evaluating various strategic alternatives to execute a liquidity event (i.e., a sale of our assets, our sale or merger, a listing of our shares on a national securities exchange, a tender offer for our shares, or another similar transaction).  That process is ongoing and we are continuing to evaluate strategic alternatives. There is no set timetable for the execution of such an event, and there is no assurance that any such event will occur.

We have no employees. Our business is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of our sponsor, Hines Interests Limited Partnership (“Hines”), under the terms and conditions of an advisory agreement between us, the Operating Partnership and the Advisor (the “Advisory Agreement”). As compensation for these services, we pay or have paid the Advisor asset management, acquisition, debt financing and disposition fees and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the advisory agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay property management and leasing fees in connection with these services. Hines is owned and controlled by or for the benefit of Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 3,750 employees have over 50 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

Acquisition and Investment Policies

We had invested all of the proceeds raised through our public offerings by the end of 2015. We may make additional investments in the future, from time to time. However, these investments will be funded with proceeds from the dispositions of other real estate investments, debt financings, or our distribution reinvestment plan. We have invested in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Our principal targeted assets have been investments in properties, and other real estate investments that relate to properties, that have quality construction and desirable locations which can attract quality tenants. These types of investments are generally located in central business districts or suburban markets of major metropolitan cities worldwide. We have invested in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant. See “Item 2. Properties” for additional information regarding our real estate portfolio.

Financing Strategy and Policies

We have and may continue to use debt financing from time to time for acquisitions, property improvements, lease inducements, tenant improvements, redemptions and other working capital needs. As of December 31, 2016, our portfolio was 42% leveraged based on the values of our real estate investments.

Our existing indebtedness and any additional indebtedness we incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties about the Company in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default on the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal.

Distribution Objectives

In order to qualify as a REIT for federal income tax purposes, we generally must distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. We intend, although we are not legally obligated, to continue to make regular monthly distributions to holders of our common shares in excess of the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which considers the requirements for our qualification as a REIT pursuant to the Internal Revenue Code of 1986, as amended (the “Code”).

We have declared distributions for the months of January 2014 through March 2017 at an amount equal to $0.0017808 per share (approximately $0.65 per share, per year on an annualized basis). Our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We funded 19% of total distributions for 2014, 37% of total distributions for 2015 and 15% of total distributions for 2016 with cash flows from financing activities, which include proceeds from our public offerings and proceeds from our debt financings.

During the years ended December 31, 2016, 2015 and 2014, respectively, we paid $1.1 million, $22.0 million and $44.3 million in acquisition fees and expenses. Under accounting principles generally accepted in the United States (“GAAP”), acquisition fees and acquisition-related expenses are expensed and therefore reduced cash flows from operating activities. However, we funded these expenses with proceeds from our public offerings, debt or other equity capital. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources” for additional information regarding our distributions.

Tax Status

We have elected to be treated as a REIT under the Code. Our management believes that we operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2016, 2015 and 2014 in the accompanying consolidated financial statements.  In 2016, 2015 and 2014, income tax expense recorded by the Company was primarily comprised of foreign income taxes related to the operation of its international properties.

Competition

Numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors compete with us in acquiring properties or making other real estate investments and obtaining creditworthy tenants to occupy such properties, including, but not limited to, Hines Global REIT II, Inc. (“Hines Global II”), and other real estate investment vehicles sponsored by Hines. Many of these entities have significant financial and other resources, allowing them to compete effectively with us. Principal factors of competition in our primary business of acquiring properties or making other real estate investments include access to capital, the quality of properties, leasing terms (including rent and other charges and allowances for inducements and tenant improvements), the quality and breadth of tenant services provided, and reputation as an owner and operator of commercial real estate investments in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends of the global, national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, taxes, governmental regulations, legislation and demographic trends.

We believe Hines’ extensive real estate experience and depth and breadth of its organization of 3,750 employees located in over 100 cities across the United States and 19 foreign countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. During the years ended December 31, 2016, 2015 and 2014, respectively, we did not earn more than 10% of total rental revenues from any individual tenant.

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

Risks Related to Our Business in General

A liquidity event is not guaranteed. If we do not successfully implement a liquidity event, investors may have to hold an investment for an indefinite period.
We have commenced the process of evaluating various strategic alternatives to provide stockholders with liquidity of their investment. A determination to pursue a liquidity event does not create an obligation to conclude the process within a set time. For example, if we adopt a plan of liquidation or enter into a contract to sell or merge the Company, the timing of such transactions may depend on real estate and financial markets, general or local economic conditions and federal income tax effects on our stockholders. We cannot guarantee that we will be able to liquidate all of our assets, sell or merge the Company or otherwise complete a liquidity event on favorable terms, if at all. If we were to adopt a plan of liquidation, we would likely remain in existence until all our investments are liquidated. Similarly, if we determined to list our common stock on a national securities exchange, the timing would depend in part on the general economic conditions and volatility of the financial markets. If there are delays in pursuing a liquidity event due to market conditions or otherwise, our common stock may continue to be illiquid and investors may, for an indefinite period of time, be unable to convert their shares to cash easily, if at all, and it could adversely affect their overall return. There is no set timetable for the execution of a liquidity event and there is no assurance that any such event will occur.

A prolonged national or world-wide economic downturn or volatile capital market conditions could adversely affect our results of operations and our ability to pay distributions to our stockholders.
If disruptions in the capital and credit markets were to occur, they could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our investment strategy.

If these disruptions in the capital and credit markets should occur as a result of, among other factors, uncertainty, changing regulation, changes in trade agreements reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.

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

Our operations could be negatively affected to a greater extent if an economic downturn occurs, is prolonged or becomes more severe, which could significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders and may result in a decrease in the value of our stockholders’ investment.

Yields on and safety of deposits may be lower due to extensive declines in the financial markets.

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

We expect our income, if any, to consist principally of our share of the Operating Partnership’s income, and the cash available for the payment of distributions by us to our stockholders will consist of our share of cash distributions made by the Operating Partnership and our other subsidiaries. As the general partner of the Operating Partnership, we will determine the amount of any distributions made by the Operating Partnership. However, we must consider a number of factors in making such distributions, including:

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

In view of the foregoing, we may be unable to meet the REIT minimum distribution requirements and/or avoid the 4% excise tax described above. In certain cases, we may decide to borrow funds in order to meet the REIT minimum distribution requirement and/or avoid the 4% excise tax even if our management believes that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations.

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

The past performance of other real estate investment vehicles sponsored by Hines or its affiliates may not be indicative of our future results, and we may not be able to successfully operate our business and implement our investment strategy, which may be different in a number of respects from the operations previously conducted by Hines. In addition, a significant portion of Hines’ other programs and investments involve development projects. Although we have invested in development projects, they do not constitute a significant portion of our portfolio. As a result of all of these factors, our stockholders should not rely on the past performance of other investment vehicles sponsored by Hines and its affiliates to predict, or as an indication of, our future performance.

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

Certain other investment vehicles sponsored by Hines have experienced adverse developments in recent years. For example, in December 2009, Hines Real Estate Investment Trust, Inc. (“Hines REIT”) suspended its share redemption program, except with respect to redemptions in connection with the death or disability of a stockholder. Hines REIT re-opened its share redemption program with respect to ordinary redemption requests in April 2013. Hines REIT suspended the program again in May 2016. In May 2011, November 2012, April 2013, November 2013, December 2014, September 2015, and December 2016 Hines REIT’s board of directors determined an estimated per share net asset value, or NAV, of $7.78, $7.61, $6.75, $6.40, $6.50, $6.65 and $0.30, respectively, each of which was lower than the most recent primary offering price of $10.08 (the offering closed in 2009). The reduction in the estimated NAV between November 2012 and April 2013 was due to Hines REIT’s payment to its stockholders of special distributions in excess of $0.80 per share (all of which represented a return of capital). In addition, Hines REIT decreased its distribution rate in July 2010 and further decreased the rate in April 2013. The reduction in the estimated NAV between September 2015 and December 2016 was due primarily to Hines REIT’s payment to its stockholders of their initial liquidating distribution of $6.20 per share.

In addition to Hines REIT, Hines Global II and HMS Income Fund, Inc. (“HMS”), Hines has sponsored more than 20 privately-offered programs in the past ten years. Several of Hines’ privately-offered programs have experienced adverse economic developments due to the global financial crisis and deteriorating economic conditions in several European and South American countries, Mexico and several U.S. markets between 2007 and 2009. The adverse market conditions experienced by these programs may result in them altering their investment strategy, generating returns lower than originally expected, or ultimately may cause them to incur losses. There is a risk that we may experience similar adverse developments, as an investment vehicle sponsored by Hines.

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

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Therefore, stockholders’ investment in our common stock will be subject to greater risk to the extent that we lack a geographically diversified portfolio.  For example, based on our pro-rata share of the estimated market value of the real estate investments in which we owned interests as of December 31, 2016, approximately 11% of our portfolio consists of three properties located in Minneapolis, Minnesota and 9% of our portfolio consists of properties located in London, England. Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets. Please see “Item 2. Properties — Market Concentration.”

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in these industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on our pro-rata share of space leased to tenants as of December 31, 2016, 30% of our space is leased to tenants in the transportation and warehousing industry, 20% is leased to tenants in the retail industry and 11% is leased to tenants in the finance and insurance industry. Please see “Item 2. Properties — Industry Concentration.”

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

A change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting, both the leased asset and liability are reflected on the tenant’s balance sheet. If the terms of the lease do not meet the criteria for a capital lease, the lease is considered an operating lease and no leased asset or contractual lease obligation is recorded on the tenant’s balance sheet. Accordingly, under the current accounting standards for leases, the entry into an operating lease with respect to real property can appear to enhance a tenant’s reported financial condition or results of operations in comparison to the tenant’s direct ownership of the property.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the FASB issued ASU 2016-02 on February 25, 2016, which substantially changes the current lease accounting standards, primarily by significantly changing the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the new lease accounting standards, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on their balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk or shorter lease terms, which may negatively impact our operations and our ability to pay distributions to our stockholders. The new leasing standard is effective on January 1, 2019, with early adoption permitted.

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

Various rules currently in effect under the Dodd-Frank Act may have a significant impact on our business, including, without limitation, provisions of the legislation that increase regulation of and disclosure requirements related to investment advisors, swap transactions and hedging policies, corporate governance and executive compensation, investor protection and enforcement provisions, and asset-backed securities. In February 2017, the U.S. President ordered the Secretary of the U.S. Treasury to review certain existing rules and regulations, such as those promulgated under the Dodd-Frank Act; however, the implications of that review are not yet known and none of the rules and regulations promulgated under the Dodd-Frank Act have been modified or rescinded as of the date of this report.

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

Numerous real estate companies that operate in the markets in which we may operate will compete with us in acquiring real estate investments and obtaining creditworthy tenants to occupy such properties or the properties owned by such investments. One such company with whom we may compete for tenants is Hines Global REIT II. Such competition could adversely affect our business. There are numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors that will compete with us in seeking investments and tenants for properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or investments or lower our occupancy rates and the rent we may charge tenants. In addition, the arrival of new competitors in the immediate areas where we have assets could require unplanned investments in our assets, which may adversely affect us. We may also have difficulty in renewing leases or in leasing to new tenants, which may lead to a reduction in our cash flow and operating income, since the proximity of new competitors could divert existing or new tenants to such competitors, resulting in vacancies.

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

Our ability to sell our properties may also be limited by our desire to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to avoid such characterization and to take advantage of certain safe harbors under the Code, we may determine to hold our properties for a minimum period of at least two years, in addition to satisfying certain other requirements.

The sale of properties may cause us to incur penalty taxes, fail to maintain our REIT status, or own and sell properties through Taxable REIT Subsidiaries (“TRSs”), each of which would diminish the return to our stockholders.

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

For example, the events of recent years in Russia and Ukraine could adversely affect our real estate investments in Russia. We currently have two real estate investments in Moscow, representing $166.9 million of equity or approximately 4% of our total invested equity. We believe the primary risk to our real estate investments resulting from unfolding events in Ukraine is the potential for the crisis to escalate to the point of significant and prolonged destabilization of the Russian economy, as well as the impact of potential long-term sanctions imposed on Russia by other nations. These risks could adversely impact ongoing valuations and operating performance of our Russian real estate investments, as well as their ultimate liquidity.

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

Each of these effects may occur regardless of whether the United Kingdom departs from the European Union because the capital and credit markets are subject to volatility and disruption. As of December 31, 2016, 9% of our real estate investment portfolio was located in London, England. A decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our portfolio, which could, among other things, adversely affect our business and financial condition.

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

Hines Global owned a 99.99% general partner interest in the Operating Partnership as of December 31, 2016. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. Hines Global REIT Associates Limited Partnership owns the special units of the Operating Partnership (the “Special OP Units”), which were issued as consideration for an obligation by Hines and its affiliates to perform services in connection with our real estate operations. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

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

Hines has existing real estate joint ventures, funds and programs, which we collectively refer to as investment vehicles, with investment objectives and strategies similar to ours including Hines Global II. Because we compete with these investment vehicles for investment opportunities, Hines faces conflicts of interest in allocating investment opportunities between us and these other investment vehicles. We have limited rights to specific investment opportunities located by Hines. Some of these entities have a priority right over other Hines investment vehicles, including us, to accept investment opportunities that meet certain defined investment criteria. Because we and other Hines investment vehicles rely on Hines to present us with investment opportunities, these rights will reduce our investment opportunities. Therefore, we may not be able to invest in, or we may only invest indirectly with or through another Hines-affiliated investment vehicles in, certain investments we otherwise would make directly. To the extent we invest in opportunities with another investment vehicles affiliated with Hines, we may not have the control over such investment we would otherwise have if we owned all of or otherwise controlled such assets.

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
Hines, the Advisor and their affiliates receive substantial fees from us in return for their services and these fees could influence the Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	Property dispositions in circumstances where Hines or an affiliate of Hines manages the property and earns significant fees for managing the property;

•	Property acquisitions, which may allow the Advisor or its affiliates to earn additional acquisition, asset management and other fees; and

•	Various liquidity events and whether to pursue a liquidity event at all.

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

We believe that the Operating Partnership will be treated as a partnership, and not as an association or a publicly traded partnership for federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or repurchase of partnership units in the Operating Partnership. However, if the Internal Revenue Service, or IRS, successfully determined that the Operating Partnership should be taxed as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute non-deductible distributions in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT, and the imposition of a corporate tax on the Operating Partnership would reduce the amount of cash available for distribution to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common shares, or gain from the sale of common shares, should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•
part of the income and gain recognized by certain qualified employee pension trusts with respect to our common shares may be treated as unrelated business taxable income if our stock is predominately held by qualified employee pension trusts, we are required to rely on a special look through rule for purposes of meeting the REIT stock ownership tests, and we are not operated in such a manner as to otherwise avoid treatment of such income or gain as unrelated business taxable income;

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

In certain circumstances, we may be subject to federal, state, local or foreign income or other taxes, which would reduce our cash available to pay distributions to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to certain federal, state, local or foreign income or other taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid paying federal income tax and/or the 4% excise tax that applies to certain income retained by a REIT. We may also decide to retain income that we earn from the sale or other disposition of our properties and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the Operating Partnership or of other entities through which we indirectly own our assets. Any taxes that we pay will reduce our cash available for distribution to our stockholders.

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

The gross income tests applicable to REITs generally exclude any income or gain from a hedging or similar transaction entered into by the REIT primarily to manage the risk of  interest rate, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to manage the risk of currency fluctuations with respect to an item of income or gain that would be qualifying income under the 75% or 95% gross income test (or any property which generates such income or gain), provided that we properly identify such hedges and other transactions in the manner required by the Code and regulations. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge asset values or other types of indebtedness, the income from those transactions is likely to be treated as non-qualifying income for purposes of the gross income tests and may affect our ability to qualify as a REIT. In addition, to the extent that our position in a hedging transaction has positive value, the instrument may be treated as a non-qualifying asset for purposes of the gross asset tests to which REITs are subject.

Entities through which we hold foreign real estate investments may be subject to foreign taxes, notwithstanding our status as a REIT.

Even if we maintain our status as a REIT, entities through which we hold investments in assets located outside the United States may be subject to income taxation by jurisdictions in which such assets are located. Our cash available for distribution to our stockholders will be reduced by any such foreign income taxes.

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

We may hold real property which is leased back to the person from whom we acquired it. We will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, but cannot assure our stockholders that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation relating to such property would be disallowed. We might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization if a sale-leaseback transaction were so recharacterized. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to the qualification and taxation of REITs and to investments in REITs and similar entities. Given the tax reform priorities announced by the current presidential administration, additional changes to tax laws are likely to continue to occur in the future and may be given retroactive or prospective effect, and we cannot assure our stockholders that any such changes will not adversely affect how we are taxed or the taxation of our stockholders. There is substantial lack of clarity around the likelihood, timing and details of any such tax reform. Any such changes could have an adverse effect on us and on an investment in shares of our common stock. We urge our stockholders to consult with their own tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Potential changes to the U.S. tax laws could have a significant negative impact on our business operations, financial condition and earnings.

The current presidential administration has included as part of its agenda a potential reform of U.S. tax laws. The details of the potential reform have not yet emerged but during the campaign, the President outlined several possible changes to business taxes. In addition, House Republicans and Congress have drafted an initial tax reform (“Tax Reform Blueprint”) to significantly amend the Code. The convergence of the administration’s reform agenda and the Tax Reform Blueprint’s potential reforms has not yet taken place, however, key changes within the proposals include:

•	Elective replacement of current depreciation deductions with a cost recovery system for capital asset investments (excluding land investments);

•	Elimination of the deductibility of corporate interest expense, if a cost recovery system is elected;

•	Restriction or elimination of benefits of like-kind exchanges that defer capital gains for tax purposes;

•	Reduction of the maximum business tax rate from 35%to 15-20%;

•	Elimination of the corporate alternative minimum tax;

•	Implementation of a one-time deemed repatriation tax rate of 10% on corporate profits held offshore; and

•	Elimination of most corporate tax expenditures except for the Research and Development credit.

The specific details regarding potential tax reforms have not yet emerged. In addition, it is not yet known if the potential reform of the U.S. tax laws will include changes that may impact existing REIT rules under the Code. If the tax reform is enacted with some or all of the changes outlined above, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status may significantly increase. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders annually.

We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued, nor is the long-term impact of proposed tax reforms (including future reforms that may be part of any enacted tax reform) on the real estate industry or REITs clear. Furthermore, the proposed tax reform may negatively impact our customers’ operating results, financial condition and future business plans. Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our shares. A reform of the U.S. tax laws by the administration may be enacted in a manner that negatively impacts our operating results, financial condition and business operations and could adversely affect our ability to pay distributions to our stockholders.

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

There is no public market for our common shares, and we do not expect one to develop. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may limit the ability of our stockholders to sell their shares. If they are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay certain up-front fees and expenses, including organization and offering costs, such as issuer costs, selling commissions, and the dealer manager fee and acquisition fees and expenses in connection with our public offerings. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares, without incurring a substantial loss. Stockholders may also experience substantial losses if we dispose of our assets or in connection with a liquidation event. We cannot assure stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, stockholders should consider our common shares as an illiquid and long-term investment, and they must be prepared to hold their shares for an indefinite length of time. On February 27, 2017, our board of directors established an estimated per share NAV of our common stock of $10.03, which is higher than the $10.00 per share primary offering price paid in our first public offering, but lower than the $10.28 and $10.40 per share primary offering prices in our second public offering. For a discussion of how the estimated per share NAV was determined, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information.”

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

Because we are conducting an ongoing offering pursuant to our distribution reinvestment plan, we are providing information about our net tangible book value per share. As of December 31, 2016, our net tangible book value per share was $5.28, which is less than the offering price for shares of our common stock pursuant to our distribution plan. Net tangible book value is a rough approximation of value calculated simply as total book value of assets minus total liabilities (all of which are adjusted for noncontrolling interests). It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, (iii) the substantial fees paid in connection with our two prior public offerings, such as selling commissions and marketing fees, all or a portion of which were re-allowed by our dealer manager to participating broker dealers and (iv) the fees and expenses paid to the Advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments.

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

Our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source when we do not have sufficient cash flow from operations to fund such distributions.  We may choose to use advances, deferrals or waivers of fees, if available, from the Advisor or affiliates, borrowings, and/or proceeds from the sale of assets or other sources to fund distributions to our stockholders. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. The Advisor agreed to waive the asset management fee otherwise payable to it pursuant to our Advisory Agreement for the years ended December 31, 2014 and 2015, to the extent that our MFFO for those years, as disclosed in our Annual Report on Form 10-K for those years, amounted to less than 100% of the aggregate distributions declared to our stockholders for such year. However, because MFFO exceeded distributions declared to our stockholders during those years, the Advisor did not waive any asset management fees for such periods.

Although the Advisor agreed to these waivers in prior years, the Advisor and affiliates are under no obligation to advance funds to us or to defer or waive fees in order to support our distributions. Our distributions have been funded from sources other than cash flows from operations. For example, 19% of total distributions for 2014, 37% of total distributions for 2015 and 15% of total distributions for 2016 were funded with cash flows from financing activities, which include proceeds from our public offerings and proceeds from debt financings. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by the Advisor and cash resulting from a waiver or deferral of fees. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings, to fund distributions, then we will have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, our stockholders overall return may be reduced and it may result in the dilution of our stockholders’ investment. In addition, the Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in us. Furthermore, to the extent distributions exceed cash flows from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

We have reduced our distribution rate in the past and cannot guarantee that distributions will continue to be paid at the current rate or at all.

Commencing with distributions for the month of January 2012, as a result of market conditions and our goal of increasing our distribution coverage, our board of directors declared distributions in an amount equal to $0.0017808 per share, per day. This amount, which our board of directors has continued to declare through March 2017, was a decrease from the distribution amount of $0.00191781 per share, per day, which had been declared by our board of directors in each prior quarter since October of 2009. There can be no assurance that the current distribution rate will be maintained.

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

Under our share redemption program, shares currently may be repurchased at varying prices depending on the number of years the shares have been held and whether the redemptions are sought upon a stockholder’s death or disability. The estimated per share NAV may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program at a price that reflects the then-current market value of the shares. In addition, as we consider strategic alternatives for a potential liquidity event, our stockholders should be aware of the possibility that the amount they may receive if their shares of our common stock are redeemed may be higher or lower than the amount they may receive if we execute a liquidity event. However, there is no set timetable for the execution of such an event and there is no assurance that any such event will occur. If, at the time of redemption, the actual value of the shares is less than the redemption price, then it would cause the redemption to be dilutive to our remaining stockholders. Alternatively, if the actual value of the shares that we redeem is equal to or more than the most recently announced estimated per share NAV, then a redeeming stockholder will not benefit from any increase in the value of the underlying assets.

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

We pay substantial compensation to Hines, the Advisor and their affiliates, which may be increased by our independent directors.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We make real estate investments directly and through entities wholly-owned by the Operating Partnership, or indirectly through other entities. As of December 31, 2016, we owned interests in 41 real estate investments which contain, in the aggregate, 16.6 million square feet of leasable space that was 93% leased.

The following table provides additional information regarding each of the properties we owned an interest in as of December 31, 2016:

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased
Domestic Office Investments
Hock Plaza	Durham, North Carolina	Office	9/2010; $97.9	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	Office	11/2010; $185.0	7.4%	698,606	95%
250 Royall	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	83%
9320 Excelsior	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	289,408	100%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	97%
The Campus at Playa Vista	Los Angeles, California	Office	5/2013; $216.6	5.7%	324,955	99%
2300 Main	Irvine, California	Office	8/2013; $39.5	6.4%	132,064	100%
55 M Street	Washington, D.C.	Office	12/2013; $140.9	4.8%	267,915	98%
The Summit	Bellevue, Washington	Office	3/2015; $316.5	5.6%	524,130	98%
Total for Domestic Office Investments					4,046,272	96%

Domestic Other Investments (4)
Southpark	Austin, Texas	Industrial	10/2010; $31.2	8.5%	372,125	100%
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	383,312	95%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,477	100%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	763,383	91%
The Rim	San Antonio, Texas	Retail	2/2014, 4/2015, 12/2015, & 12/2016: $285.9	5.9%	1,065,513	92%
WaterWall Place	Houston, Texas	Multi-family	7/2014; $64.5	7.8% (5)	316,299	94%
Aviva Coral Gables	Miami, Florida	Multi-family	4/2015; $62.0	7.4% (5)	248,504	94%
Total for Domestic Other Investments					3,466,613	94%

International Office Investments
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	94,240	91%
100 Brookes St.	Brisbane, Australia	Office	7/2012; $67.6	10.5%	105,637	100%
Mercedes Benz Bank	Stuttgart, Germany	Office	2/2013; $70.2	8.8%	255,927	100%
465 Victoria	Sydney, Australia	Office	2/2013; $90.8	8.0%	171,657	100%
One Westferry Circus	London, England	Office	2/2013; $124.6	7.4%	221,019	100%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,182	84%
825 Ann	Brisbane, Australia	Office	4/2013; $128.2	8.0%	206,505	97%
Perspective Defense	Paris, France	Office	6/2013; $165.8	8.5%	289,663	47%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	455,687	100%
818 Bourke	Melbourne, Australia	Office	10/2014; $135.6	7.1%	259,588	96%
Total for International Office Properties					2,544,105	90%

International Other Investments
Brindleyplace Project (6)	Birmingham, England	Mixed-Use	7/2010; $282.5	7.0%	567,478	89%
FM Logistic	Moscow, Russia	Industrial	4/2011 $70.8	11.2%	748,578	100%
Poland Logistics Portfolio	Poland (7)	Industrial	3/2012 & 10/2012; $157.2	8.1%	2,364,264	85%
Fiege Mega Centre	Erfurt, Germany	Industrial	10/2013; $53.6	7.7%	952,540	100%
Simon Hegele Logistics	Forchheim, Germany	Industrial	6/2014 & 1/2015; $78.9	7.5%	608,006	100%
Harder Logistics Portfolio	Germany (8)	Industrial	4/2015 & 12/2015; $126.5	7.3%	1,287,065	96%
Total for International Other Investments					6,527,931	93%
Total for All Investments					16,584,921	93%	(9)

(1)
On December 31, 2016, the Company effectively owned a 99.99% interest in the properties listed, with the exception of the Brindleyplace Project, WaterWall Place, and Aviva Coral Gables, through the ownership interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. We own a 60% interest in the Brindleyplace Project through our investment in the Brindleyplace JV, a 93% interest in WaterWall Place through our investment in the WaterWall Place JV, and a 83% interest in Aviva Coral Gables through our investment in the Aviva Coral Gables JV.

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

The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of each property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions, with respect to each property, that in-place tenants will continue to perform under their lease agreements during the 12 months following our acquisition of the property.  In addition, with respect to the Brindleyplace Project, Hock Plaza, Southpark, Fifty South Sixth, the Poland Logistics Portfolio, the Minneapolis Retail Center, 465 Victoria, One Westferry Circus, Riverside Center, 825 Ann, the Campus at Playa Vista, the Markets at Town Center, the Avenue at Murfreesboro, 55 M Street, 818 Bourke, and The Summit, the projected property revenues in excess of expenses include assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.

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

(6)
In February 2017, the Brindleyplace JV sold the Brindleyplace Project for a contract sales price of £260.0 million (approximately $325.1 million based on an exchange rate of $1.25 per GBP as of the transaction date).

(7)	The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(8)	The Harder Logistics Portfolio is comprised of three logistic buildings located in Nuremberg, Karlsdorf, and Duisburg, Germany.

(9)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 93%.

Other Real Estate Investments

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to initially provide real estate loans. The joint venture has two loans receivable, totaling $15.2 million, outstanding as of December 31, 2016. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP.

Investment Type

Our portfolio is comprised of investments in a variety of real estate asset classes, including office, mixed-use, retail, industrial and multi-family properties as well as real estate-related debt investments. The following chart depicts the percentage of our portfolio’s investment types based on our pro-rata share of the estimated value of each of our investments as of December 31, 2016. The estimated values of our real estate property investments were based on their appraised values as of December 31, 2016 except for values of our real estate-related debt investments, which were based on the amounts outstanding under each loan as of December 31, 2016.

Lease Expirations

The following table lists our pro-rata share of the scheduled lease expirations and related expiring base rents for each of the years ending December 31, 2017 through December 31, 2026 and thereafter for all of the properties in which we owned an interest as of December 31, 2016. The table also shows the approximate leasable square feet represented by the applicable lease expirations (1):

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	Percent of Total Annual Base Rental Income
Vacant	—	1,053,323	6.6%	$—	—%
2017	56	2,180,002	13.6%	$47,047,490	14.3%
2018	67	1,507,497	9.4%	$36,636,670	11.1%
2019	44	1,453,659	9.1%	$32,313,674	9.8%
2020	47	1,194,761	7.5%	$37,345,073	11.4%
2021	40	1,075,248	6.7%	$32,247,576	9.8%
2022	34	1,263,247	7.9%	$36,316,257	11.1%
2023	37	831,488	5.2%	$20,432,568	6.2%
2024	21	1,528,212	9.5%	$14,356,975	4.4%
2025	17	353,487	2.2%	$7,688,266	2.3%
2026	6	174,411	1.1%	$5,149,824	1.6%
Thereafter	52	3,404,781	21.2%	$59,240,433	18.0%

(1)	The table excludes amounts related to multi-family projects and investments in real estate-related debt.

Market Concentration

The map below depicts the location of our real estate investments. Approximately 63% of our portfolio is located throughout the United States and approximately 37% is located internationally (based on our pro rata share of the estimated value of each of the investments). The estimated values of our real estate property investments were based on their appraised values as of December 31, 2016 except for values of our real estate-related debt investments, which were based on the amounts outstanding under each loan as of December 31, 2016.
The following table provides a summary of the market concentration of our portfolio based on our pro-rata share of the estimated value of each of the investments in which we owned interests as of December 31, 2016.

Market	Market Concentration (1) (2)
Minneapolis, Minnesota	11%
London, United Kingdom	9%
Seattle, Washington	8%
Boston, Massachusetts	7%
Los Angeles, California	7%
San Antonio, Texas	7%
San Francisco, California	6%
Warsaw, Poland	4%
Nashville, Tennessee	4%
Birmingham, United Kingdom	4%
Brisbane, Australia	3%
Jacksonville, Florida	3%
Paris, France	3%
Washington, DC	3%

(1)	Includes investments in real estate-related debt.

(2)
Excluded from the table is approximately 21% of our portfolio, which is made up of markets which are individually less than 3% of our portfolio and includes: Durham, North Carolina; Houston, Texas; Sydney, Australia; Stuttgart, Germany; Katowice, Poland; Erfurt, Germany; Miami, Florida; Austin, Texas; Duisburg, Germany; Karlsdorf, Germany; Wroclaw, Poland; Melbourne, Australia; Nuremberg, Germany; and Moscow, Russia.

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of the properties in which we owned interests based on our pro-rata share of their leased square footage as of December 31, 2016:

Industry	Industry Concentration (1) (2)
Transportation and Warehousing	30%
Retail	20%
Finance and Insurance	11%
Manufacturing	5%
Information	4%
Health Care	4%
Educational Services	3%
Other Professional Services	3%
Utilities	3%

(1)	Industry concentration does not include multi-family properties or investments in real estate-related debt.

(2)
Excluded from the table is approximately 17% of our portfolio, which is made up of industries which are individually less than 3% of our portfolio and includes: administrative and support services, agriculture, arts, entertainment and recreation, construction, hospitality, government, other services, real estate, wholesale trade, oil and gas, accounting, and legal services.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 28, 2017, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2016, we had 277.3 million common shares outstanding, held by a total of approximately 63,000 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offerings in their effort to comply with National Association of Securities Dealers (“NASD”) Rule 2340, we disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we plan to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares and such statements should not be used for any other purpose. On February 27, 2017, our board of directors determined a new estimated per share net asset value, or NAV, of $10.03 as of December 31, 2016. This new estimated per share NAV represents a 2.0% decrease from the previously determined estimated per share NAV of $10.24 as of December 31, 2015. Our estimated per share NAV was determined utilizing the guidelines established by the Investment Program Association Practice Guideline 2013-01 – “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013 except that it includes the estimate of closing costs that we would expect to incur related to a potential future liquidity event, as described further below. Our deemed estimated per share NAV is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities, and should not be used for any other purpose. We cannot assure you that this deemed estimated value, or the method used to establish such value, complies with the ERISA or IRS requirements. It is currently anticipated that the estimated per share NAV will next be determined in 2018.

Methodology

We engaged Cushman & Wakefield, Inc. (“Cushman”) a division of which is an independent third party real estate advisory and consulting firm, to provide, or cause its subsidiaries to provide, appraised values of our domestic real estate property investments as of December 31, 2016. These appraisals were performed in accordance with Uniform Standards of Professional Appraisal Practice. Cushman has extensive experience in conducting appraisals and valuations on real properties and each of our appraisals was prepared by personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) designation.

Additionally, we engaged Knight Frank, LLP (“Knight Frank”) an independent third party real estate advisory and consulting services firm, to provide appraised values of our international real estate investments as of December 31, 2016. These appraisals were performed in accordance with the professional standards as published by the Royal Institution of Chartered Surveyors, with the exception of our Australian real estate property investments, in which case the appraisals were performed in accordance with the Australian Property Institute and the International Valuation Standards. One of the Company’s assets, Brindleyplace, located in Birmingham, England, was valued at its net sales price, as the asset was sold in February 2017, prior to the determination of the NAV.

We also engaged Jones Lang LaSalle Incorporated (“JLL”), an independent third party real estate advisory and consulting services firm, to perform valuations of our debt obligations as of December 31, 2016.

In establishing the estimated per share NAV of $10.03, in addition to using the values of our real estate property investments and values of the our debt obligations, our board of directors also included in its determination the values of other assets and liabilities such as cash, tenant and loan receivables, accounts payable and accrued expenses, distributions payable and other assets and liabilities, all of which were valued at cost and an estimate of closing costs that we would expect to incur in relation to a future potential liquidity event. No liquidity discounts or discounts relating to the fact that we are externally managed were applied to the estimated per share NAV and no attempt was made to value Hines Global as an enterprise. Additionally, the estimated per share NAV was reduced by the value of noncontrolling interests owned by other parties in real estate investments that are not wholly-owned by the Company, including the Brindleyplace Project, WaterWall Place, Aviva Coral Gables, and the Flagship Capital Joint Venture.

Additionally, we engaged Altus Group U.S. Inc., (“Altus”) to review the appraisals provided by Cushman and Knight Frank and to assess the reasonableness of our new estimated per share NAV. The appraisal reviews were conducted under the supervisions of a member of the MAI. In assessing the reasonableness of our new estimated per share NAV, Altus utilized the appraised values provided by Cushman and Knight Frank, the valuations of our debt obligations provided by JLL and information provided by management regarding balances of cash, tenant and loan receivables, accounts payable and accrued expenses, distributions payable and other assets and liabilities and an estimate of closing costs that we would expect to incur in relation to a future potential liquidity event. Altus concluded that the new estimated per share NAV determined by our board of directors was reasonable.

The aggregate value of our real estate property investments as of December 31, 2016 was $5.1 billion, including amounts attributable to noncontrolling interests, which represents a 1.1% net decrease when compared to the previously determined value of our assets as of December 31, 2015 (including adjustments for properties acquired during 2016 and the effect of properties disposed of during 2016).  This 1.1% net decrease resulted from 2.5% appreciation in the aggregate values of our real estate property investments offset by 3.6% dilution resulting from the devaluation of foreign currencies against the U.S. dollar.

The aggregate value of our real estate property investments also represented a 9.4% increase compared to the net purchase price of the real estate property investments of $4.7 billion, excluding closing costs, transaction fees and additional capital investments since acquisition. The table below sets forth the calculation of our estimated per share NAV as of December 31, 2016 and our previous estimated per share NAV as of December 31, 2015 and 2014:

	December 31, 2016		December 31, 2015		December 31, 2014
	Gross Amount (in millions)	Per Share	Gross Amount (in millions)	Per Share	Gross Amount (in millions)	Per Share
Real estate property investments	$5,095	$18.37	$5,468	$19.92	$4,650	$17.18
Other assets	213	0.77	251	0.91	288	1.07
Debt obligations and other liabilities	(2,330)	(8.40)	(2,678)	(9.75)	(2,290)	(8.46)
Noncontrolling interests	(89)	(0.32)	(124)	(0.45)	(94)	(0.35)
Net Asset Value before closing costs	$2,889	$10.42	$2,917	$10.63	$2,554	$9.44
Estimated closing costs	(107)	(0.39)	(107)	(0.39)	—	—
Estimated NAV	$2,782	$10.03	$2,810	$10.24	$2,554	$9.44
Shares outstanding	277		274		271

Our board of directors determined the estimated per share NAV by (i) utilizing the values of our real estate property investments of approximately $5.1 billion and adding our other assets comprised of our cash, tenant and other receivables, loans receivable and other assets of $213 million, (ii) subtracting the values of our debt obligations and other liabilities comprised of our accounts payable and accrued expenses, due to affiliates, distributions payable and other liabilities of $2.3 billion, as well as amounts related to noncontrolling interests of $89 million, (iii) subtracting an estimate of closing costs that we would expect to incur in relation to a potential future liquidity event of $107 million, and (iv) dividing the total by our common shares outstanding as of December 31, 2016 of 277 million, resulting in an estimated per share NAV of $10.03.

The primary drivers of the change in the estimated per share NAV value from $10.24 in December 2015 to $10.03 in December 2016 are as follows:

•	$0.33 per share net increase in the aggregate value of the Company’s real estate investments including properties sold during the year, which represents a 2.5% net increase in value;

•
$0.30 per share reduction resulting from the effect of devaluation of the Euro, Australian dollar and British pound against the U.S. dollar. This reduction was primarily due to the British pound weakening against the U.S. dollar by 17% during the year; and

•	$0.19 per share reduction resulting from capital expenditures primarily related to leasing capital at the Company’s properties.

Other than with respect to the values of our real estate property investments and values of our debt obligations, the values of the assets and liabilities described above were determined based on their cost as of December 31, 2016 and included certain pro forma adjustments primarily related to estimated closing costs that we would expect to incur in relation to a potential future liquidity event. As we consider strategic alternatives for a potential liquidity event, management and our board of directors thought it appropriate to include an estimate of the closing costs, including fees, that we would expect to incur related to a potential liquidity event. However, there can be no assurances of the time frame in which we would execute any potential liquidity event or that the closing costs related to a potential liquidity event would be incurred in the amount estimated by our company. No other adjustments were made related to the period from January 1, 2017 through February 27, 2017 because we did not believe they would have a material effect on our estimated per share NAV. Additionally, the calculation of the estimated per share NAV excluded certain items on our unaudited consolidated balance sheet that were determined to have no future value or economic impact on the valuation. Examples include receivables related to straight-line rental revenue and costs incurred to put debt in place. Other items were excluded because they were already considered elsewhere in the valuation. Examples include intangible lease assets and liabilities related to our real estate property investments and costs incurred for capital expenditures that were included in the appraised values of our real estate property investments and the fair values of interest rate swaps and caps, as they were included in the valuation of our debt.

The appraised values provided by Cushman and Knight Frank described above were determined primarily by using methodologies that are commonly used in the commercial real estate industry. For our domestic real estate property investments, these methodologies included discounted cash flow analyses and reviews of current, historical and projected capitalization rates for properties comparable to those owned by us and assume a 10-12 year holding period. Additionally, the multifamily development project appraisals included assumptions regarding projected stabilization. For our international real estate investments, these methodologies included cash flow analyses and going-in capitalization rates for properties comparable to those owned by us. The tables below summarize the key assumptions that were used in the valuations of our real estate property investments as of December 31, 2016.

	Range	Weighted Average
Domestic Real Estate Property Investments
Office/Industrial/Mixed-use/Retail
Exit capitalization rate	5.00% - 7.50%	6.01%
Discount rate/internal rate of return	6.00% - 9.00%	6.78%
Multi-Family
Exit capitalization rate	5.00% - 5.25%	5.12%
Discount rate/internal rate of return	6.00% - 6.75%	6.35%
International Real Estate Property Investments
Office/Industrial/Mixed-use
Going-in capitalization rate	2.92% - 19.56%	5.61%

As with any valuation methodology, the methodology used to determine the estimated per share NAV was based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive an estimated per share NAV that could be significantly different from the estimated per share NAV determined by our board of directors. While our board of directors believes that the assumptions used in determining the appraised values of our real estate property investments are reasonable, a change in these assumptions would impact the calculation of such values. For example, assuming all other factors remained unchanged, an increase in the average discount rate of 25 basis points would yield a decrease in the appraised values of our domestic real estate property investments of 1.9%, while a decrease in the average discount rate of 25 basis points would yield an increase in the appraised values of our domestic real estate property investments of 2.0%. Likewise, an increase in the average exit capitalization rate of 25 basis points would yield a decrease in the appraised values of our domestic real estate property investments of 2.8%, while a decrease in the average exit capitalization rate of 25 basis points would yield an increase in the appraised values of our domestic real estate property investments of 2.9%. Additionally, an increase in the average going-in capitalization rate of 25 basis points would yield a decrease in the appraised values of our international real estate property investments of 5.5%, while a decrease in the average going-in capitalization rate of 25 basis points would yield an increase in the appraised values of our international real estate property investments of 4.7%.

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

Distributions

We have declared distributions for the months of January 2014 through March 2017 at an amount equal to $0.0017808 per share, per day (approximately $0.65 per share, per year on an annualized basis). Our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. Therefore, some or all of our distributions may continue to be paid from other sources, such as proceeds from our debt financings, cash advances by the Advisor, and cash resulting from a waiver or deferral of fees. We funded 15% of total distributions for 2016, 37% of total distributions for 2015, and 19% of total distributions for 2014 with cash flows from financing activities, which include proceeds from our public offerings and proceeds from our debt financings. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

During the years ended December 31, 2016, 2015 and 2014, respectively, we paid $1.1 million, $22.0 million and $44.3 million in acquisition fees and expenses. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduced cash flows from operating activities. However, we funded these expenses with proceeds from our public offerings, debt or other equity capital.

 The table below outlines our total distributions declared to stockholders and holders of noncontrolling interests (primarily Moorfield Real Estate Fund II GP Ltd., which was purchased in 2015 by LSREF 3 Laser Holdings (Jersey) Limited (“Laser”) for each of the quarters during the years ended December 31, 2016 and December 31, 2015, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands):

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2016
December 31, 2016	$21,843	$23,539	$45,382	$752
September 30, 2016	21,617	23,611	45,228	2,671
June 30, 2016	21,232	23,402	44,634	1,281
March 31, 2016	21,128	23,451	44,579	987
Total	$85,820	$94,003	$179,823	$5,691
2015
December 31, 2015	$21,226	$23,695	$44,921	$927
September 30, 2015	21,110	23,648	44,758	835
June 30, 2015	20,770	23,372	44,142	1,643
March 31, 2015	20,375	23,097	43,472	816
Total	$83,481	$93,812	$177,293	$4,221

The Advisor agreed to waive asset management fees otherwise payable to it pursuant to the Advisory Agreement for the years ended December 31, 2014 and 2015, to the extent that our MFFO for those years, as disclosed in our Annual Report on Form 10-K for such years, amounted to less than 100% of the aggregate distributions declared to our stockholders for such years. However, because MFFO exceeded distributions declared to our stockholders for the years ended December 31, 2014 and 2015, the Advisor did not waive any asset management fees for those years.

In general, distributions to stockholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a distribution and reduce the stockholders’ basis in our common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, it will generally be treated as a capital gain. We annually notify stockholders of the taxability of distributions paid during the preceding year.

For the years ended December 31, 2016 and 2015, respectively, approximately 33.2% and 39.3% of the distributions paid were taxable to the investor as ordinary income and approximately 4.7% and 53.9% were treated as a return of capital for federal income tax purposes. The remaining amounts in each period were treated as capital gains distributions. The primary driver for the decrease in return of capital was the increase in the gain on sale of investments in 2016. The amount of distributions paid and taxable portion in each period are not indicative or predictive of amounts anticipated in future periods.

Recent Sales of Unregistered Securities

On December 14, 2016, 2,441.406 restricted common shares were granted to each of our independent directors, Messrs. Farley, Mitchell, Moody and Shaper. Such shares were granted, as part of their annual compensation for service on our board of directors, without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.

Share Redemption Program

We offer a share redemption program that may allow stockholders who have purchased their shares from us or received their shares through a non-cash transaction, not in the secondary market, and who have held their shares for a minimum of one year, to have their shares redeemed subject to certain limitations and restrictions. We allow redemptions of our shares on a monthly basis. No fees will be paid to Hines in connection with any redemption. Our board of directors may terminate, suspend or amend the share redemption program upon 30 days’ written notice without stockholder approval, which notice shall take the form of a current report on Form 8-K filed at least 30 days prior to the effective date of any such termination, suspension or amendment. Set forth below are the amended terms of our share redemption program, effective as of April 1, 2015.

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

Unless our board of directors determines otherwise, the funds available for redemptions in each month will be limited to the funds received from the distribution reinvestment plan in the prior month. Our board of directors has complete discretion to determine whether all of such funds from the prior month’s distribution reinvestment plan can be applied to redemptions in the following month, whether such funds are needed for other purposes or whether additional funds from other sources may be used for redemptions. In April 2016, our board of directors determined to waive this limitation on the share redemption program in order to fully honor all redemption requests received for the month ended March 31, 2016, which totaled $8.0 million (including $0.6 million of shares to be redeemed in relation to the death or disability of stockholders), which was in excess of the $7.5 million received from the distribution reinvestment plan in the prior month.

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

Issuer Redemptions of Equity Securities

All eligible requests for redemptions were redeemed using the proceeds from our distribution reinvestment plan. The following table lists shares we redeemed (in thousands) under our share redemption plan during the quarter ended December 31, 2016, including the average price paid per share.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
October 1, 2016 to October 31, 2016	465,293	$9.93	465,293	286,541
November 1, 2016 to November 30, 2016	358,401	$9.95	358,401	418,170
December 1, 2016 to December 31, 2016	505,357	$9.95	505,357	243,864
Total	1,329,051		1,329,051

(1)	See description of our share redemption program above for a description of the limitations on the number of shares that may be redeemed.

Item 6.  Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except per share amounts).

	2016	2015	2014	2013	2012
Operating Data:
Revenues	$477,908	$476,873	$456,264	$322,862	$187,240
Depreciation and amortization	$174,110	$186,965	$193,870	$140,187	$84,747
Asset management and acquisition fees	$37,001	$44,522	$53,069	$60,490	$22,006
General and administrative	$11,149	$8,597	$6,782	$5,344	$3,590
Income (loss) before benefit (provision) for income taxes	$164,553	$(436)	$16,648	$(85,062)	$(32,393)
Benefit (provision) for income taxes	$(7,326)	$(4,518)	$(5,806)	$(701)	$(1,147)
Net income (loss)	$157,227	$(4,954)	$10,842	$(85,763)	$(33,540)
Net (income) loss attributable to noncontrolling interests	$(6,177)	$(5,677)	$(5,764)	$(3,173)	$(939)
Net income (loss) attributable to common stockholders	$151,050	$(10,631)	$5,078	$(88,936)	$(34,479)
Basic and diluted income (loss) per common share:	$0.55	$(0.04)	$0.02	$(0.48)	$(0.30)
Distributions declared per common share	$0.65	$0.65	$0.65	$0.65	$0.65
Weighted average common shares outstanding - basic and diluted	275,914	272,773	263,323	184,412	113,578
Balance Sheet Data:
Total investment property	$3,049,643	$3,267,877	$2,964,699	$2,799,850	$1,482,478
Cash and cash equivalents	$127,393	$136,627	$143,609	$124,859	$97,398
Total assets	$3,988,432	$4,372,946	$4,115,173	$3,790,062	$2,070,233
Long-term obligations (1)	$2,207,299	$2,545,656	$2,121,223	$1,969,634	$865,246

(1)	These amounts include notes payable, notes payable to affiliates and long-term derivative instruments.

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global”) was incorporated under the Maryland General Corporation Laws on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global raised the equity capital for its real estate investments through two public offerings from August 2009 through April 2014. Hines Global continues to offer up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Collectively, through its public offerings, including the DRP Offering, the Company raised approximately $3.0 billion. Hines Global engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for its public offerings.

One of our primary investment objectives was to invest in a real estate portfolio that is diversified by asset type, geographic area, lease expirations and tenant industries. We had invested all of the proceeds raised through our public offerings by the end of 2015. We may make additional investments in the future, from time to time. However, these investments will be funded with proceeds from the dispositions of other real estate investments or debt financings. We have invested in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Our principal targeted assets have been investments in properties, that have quality construction and desirable locations which can attract quality tenants. These types of investments are generally located in central business districts or suburban markets of major metropolitan cities worldwide. We have invested in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant. See “Item 2. Properties” for additional information regarding our real estate portfolio.

As of December 31, 2016, we owned interests in 41 real estate investments which contain, in the aggregate, 16.6 million square feet of leasable space. Approximately 63% of our portfolio is located throughout the United States and approximately 37% is located internationally based on our pro rata share of the appraised value of each of the investments. These investments consisted of:

•	Domestic office investments (11 investments)

•	Domestic other investments (8 investments)

•	International office investments (10 investments)

•	International other investments (12 investments)

Discussed below are additional details related to our investments in real estate related debt as of December 31, 2016, Each of these investments is included in our domestic other investments segment. All other investments are operating real estate investments.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has two loans receivable, totaling $15.2 million, outstanding as of December 31, 2016. We are not affiliated with Flagship Capital GP. See Note 5 — Real Estate Loans Receivable for additional information regarding these loans receivable.

We commenced the process of evaluating various strategic alternatives to execute a liquidity event (i.e., a sale of our assets, our sale or merger, a listing of our shares on a national securities exchange, a tender offer for our shares, or another similar transaction).  That process is ongoing, and we are continuing to evaluate strategic alternatives. There is no set timetable for the execution of such an event, and there is no assurance that any such event will occur.

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

Any investments in partially owned real estate joint ventures and partnerships are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may exceed its fair value. In such an instance, we will record an impairment charge if we determine that a decline in the value of an investment below its fair value is other than temporary.  Our analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and our intent and ability to hold the investment to full recovery. Based on our analysis of the facts and circumstances at each reporting period, no impairment was recorded related to investments in unconsolidated, partially owned real estate joint ventures for the years ended December 31, 2016, 2015 and 2014. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s investments, impairment charges may be recorded in future periods.

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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the years ended December 31, 2016, 2015 and 2014.

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

Additionally, a real estate loan receivable is considered to be impaired when, based upon current events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. If a real estate loan receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at its effective interest rate or to the value of the underlying collateral if the real estate loan receivable is collateral dependent. Evaluating real estate loans receivable for potential impairment can require management to exercise significant judgment. No impairment charges were recorded for the years ended December 31, 2016, 2015 and 2014.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies for a discussion regarding recent accounting pronouncements and the potential impact, if any, on our financial statements.

Financial Condition, Liquidity and Capital Resources

To date, our most significant demands for funds have been related to the purchase of real estate properties and other real estate-related investments. Specifically, we funded $5.1 billion of real estate investments using $3.0 billion of proceeds from our public offerings, including the DRP offerings, and debt proceeds. We invested all of the proceeds raised through our public offerings by the end of 2015. As a result, any real estate investments we made since that time or may make in the future will be funded using proceeds from the dispositions of other real estate investments, debt proceeds, or our distribution reinvestment plan. Other significant demands for funds include the payment of operating expenses, distributions and debt service. Generally, we expect to meet these operating cash needs using cash flows from operating activities.

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

We believe that the proper use of leverage can enhance returns on real estate investments. As of December 31, 2016, our portfolio was 42% leveraged, based on the values of our real estate investments. At that time, we had $2.2 billion of principal outstanding under our various loan agreements with a weighted average interest rate of 2.4%, including the effects of related interest rate swaps. Approximately $295.1 million of our loans are maturing during 2017. This amount includes $149.3 million related to the loan for the Brindleyplace Project, which was paid off in February 2017 upon the sale of the property. We generally expect to refinance these loans, but we may repay them using our revolving credit facility with JPMorgan Chase Bank, N.A. (the “Revolving Credit Facility”) or other available cash if we are unable to refinance them at satisfactory terms.

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

Net cash provided by operating activities for the year ended December 31, 2016 was $156.8 million compared to $114.9 million for the year ended December 31, 2015. Net cash provided by operating activities was reduced by the payment of acquisition fees and acquisition-related expenses totaling $1.1 million during the year ended December 31, 2016 and $22.0 million during the year ended December 31, 2015. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduced cash flows from operating activities. However, we funded these expenses with proceeds from our public offerings, debt or other equity capital. Excluding the effect of these fees and expenses, operating cash flows increased by $20.9 million. The increase in operating cash flows is primarily due to cash flows from properties acquired in 2015 being included for the full year in 2016, in addition to lower deferred lease costs paid during the year ended December 31, 2016.

Net cash provided by operating activities for the year ended December 31, 2015 was $114.9 million compared to $142.4 million as of December 31, 2014. Net cash provided by operating activities was reduced by the payment of acquisition fees and acquisition-related expenses totaling $22.0 million during the year ended December 31, 2015 and $44.3 million during the year ended December 31, 2014. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings or other equity capital. Excluding the effect of these fees and expenses, operating cash flows decreased by $49.7 million. This decrease in operating cash flows is primarily due to higher deferred lease costs paid during the year ended December 31, 2015 as well as declines in foreign currency exchange rates against the U.S. dollar.

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to payments made for the acquisition of our real estate investments, including deposits for pending acquisitions, capital expenditures at our properties, and activities related to our loans receivable. Additionally, beginning in 2015, cash flows from investing activities includes proceeds received from the sales of our real estate investments. Net cash from investing activities for the year ended December 31, 2016 increased $730.6 million compared to the same period in 2015 primarily as a result of property sales and less investment in property acquisitions in 2016:

2016

•	We had cash outflows of $30.1 million related to our acquisition of the final phase of The Rim.

•	We received proceeds of $266.3 million from the sale of Komo Plaza.

•	We paid $19.9 million in capital expenditures at our operating properties.

•	We made real estate loans of $6.2 million and received proceeds from the collection of real estate loans receivable of $47.0 million.

•	We received distributions in excess of equity in earnings from our unconsolidated entity of $2.0 million, resulting from the sale of @1377.

2015

•	We had cash outflows of $511.6 million related to our acquisition of four real estate investments as well as additional phases of The Rim and Simon Hegele Logistics properties.

•	We received proceeds of $30.4 million from the sale of one of our properties.

•	We paid $6.7 million in capital expenditures at our operating properties and paid $4.9 million in construction costs at our multi-family development projects in Houston, Texas and Miami, Florida.

•	We made real estate loans of $13.2 million and received proceeds from the collection of real estate loans receivable of $33.6 million.

2014

•	We had cash outflows of $729.7 million related to our acquisition of four real estate investments.

•	We received proceeds of $248.1 million from the sale of one our properties before retiring $132.1 million in related mortgage loans.

•	We paid $7.6 million in capital expenditures at our operating properties and paid $44.1 million in construction costs at our multi-family development projects in Houston, Texas and Miami, Florida.

•	We also paid $15.0 million related to a deposit on a pending acquisition that was completed in 2015.

•	We made real estate loans of $50.6 million and received proceeds from the collection of real estate loans receivable of $19.4 million.

Cash Flows from Financing Activities

Public Offerings

As described previously, we ceased offering primary shares pursuant to our second public offering in April 2014. During the year ended December 31, 2014, we raised proceeds of $378.8 million from our public offerings, excluding proceeds from the distribution reinvestment plan. In addition, during the years ended December 31, 2016, 2015 and 2014, respectively, we redeemed $63.8 million, $57.3 million and $37.7 million in shares of our common stock through our share redemption program.

In addition to the investing activities described above, we used proceeds from our public offerings of securities to make payments for selling commissions and the dealer manager fee to the Dealer Manager, to make certain payments to the Advisor, and additionally, we made payments to the Advisor for reimbursement of issuer costs related to the sales of our securities. During the year ended December 31, 2014, we made payments of $39.5 million, for selling commissions, dealer manager fees and issuer costs related to our public offerings. We paid no selling commissions or dealer manager fees during the years ended December 31, 2016 and 2015 and made only limited payments to the Advisor for issuer costs. The decrease in these payments is due to the closing of our second public offering in April 2014.

Distributions

With the authorization of our board of directors, we declared distributions for the months of January 2014 through March 2017 at an amount equal to $0.0017808 per share, per day (approximately $0.65 per share, per year on an annualized basis). Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. Distributions paid to stockholders (including those reinvested in stock) during the years ended December 31, 2016, 2015 and 2014 were $179.7 million, $177.1 million and $168.6 million, respectively.

Our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We funded 19% of total distributions for 2014, 37% of total distributions for 2015 and 15% of total distributions for 2016 with cash flows from financing activities, which include proceeds from our public offerings and proceeds from our debt financings. Also, during the years ended December 31, 2016, 2015 and 2014, respectively, we paid $1.1 million, $22.0 million and $44.3 million in acquisition fees and expenses. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduced cash flows from operating activities. However, we funded these expenses with proceeds from our public offerings or other equity capital.

The Advisor agreed to waive asset management fees otherwise payable to it pursuant to the Advisory Agreement for the years ended December 31, 2014 and 2015, to the extent that our MFFO for those years as disclosed in our Annual Report on Form 10-K for such years, amounted to less than 100% of the aggregate distributions declared to our stockholders for such years. However, because MFFO exceeded distributions declared to our stockholders for those years, the Advisor did not waive any asset management fees for such periods. MFFO also exceeded distributions declared to our stockholders during the year ended December 31, 2016. During the years ended December 31, 2016, 2015 and 2014, we incurred asset management fees of $36.8 million, $35.7 million and $34.9 million, respectively.

The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests (2)	Sources
Distributions for the Year Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities (1)
December 31, 2016	$85,820	$94,003	$179,823	$5,691	$156,775	85%	$28,739	15%
December 31, 2015	$83,481	$93,812	$177,293	$4,221	$114,905	63%	$66,609	37%
December 31, 2014	$79,555	$91,530	$171,085	$4,668	$142,372	81%	$33,381	19%

(1)	Cash flows from financing activities includes proceeds from our public offerings, equity capital contributions from noncontrolling interests and proceeds from debt financings.

(2)
Includes distributions declared by the Brindleyplace JV to Moorfield/Laser related to the operations of the Brindleyplace Project of $3.6 million, $3.4 million and $4.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our Revolving Credit Facility to provide funding for near-term investment or working capital needs. As mentioned previously, our portfolio was 42% leveraged as of December 31, 2016 (based on the values of our real estate investments) with a weighted average interest value of 2.4%.

Below is additional information regarding our loan activities for the years ended December 31, 2016, 2015 and 2014. See Note 6 — Debt Financing for additional information regarding our outstanding debt:

2016

•
We borrowed approximately $159.0 million under our Revolving Credit Facility and made payments of $367.0 million, which included a $253.0 million payment made using proceeds from the sale of Komo Plaza in December 2016.

•	The Flagship JV made payments of $14.4 million on its revolving credit facility related to the repayment of certain of its loans receivable during the period.

•	We made payments of $7.8 million related to our loan secured by New City, including a one-time payment of $5.8 million in July 2016.

•	We made a payment of $18.0 million to pay off our loan secured by Southpark in December 2016.

•	We also made payments totaling $5.3 million on our remaining outstanding mortgage loans.

2015

•
We entered into $262.9 million of mortgage financing, related to the acquisition of four operating properties as well as an additional phase of the Simon Hegele Logistics Portfolio, with an aggregate net purchase price of $472.7 million. Additionally, our multi-family development projects borrowed $5.1 million to fund construction costs.

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

•	The Flagship Capital JV borrowed $30.1 million related to the funding of its loan receivable during the period and made payments of $16.0 million on its revolving credit facility.

•	We also borrowed approximately $673.5 million under our Revolving Credit Facility and made payments of $577.3 million.

•	We made payments of $132.1 million related to our loans secured by 144 Montague and Stonecutter Court upon the disposition of those properties.

•
We made payments of $54.6 million and $20.8 million related to our loans secured by the Campus at Marlborough and WaterWall Place, respectively. These loans had reached their maturity date and we did not seek additional financing.

•	We also made payments totaling $8.1 million on our remaining outstanding mortgage loans.

•	We also made payments of $4.4 million for financing costs related to our loans.

Contributions From Noncontrolling Interests

During the year ended December 31, 2015, the noncontrolling interest partner of the Aviva Coral Gables JV, contributed $1.0 million to the joint venture, for the funding of the repayment of the construction loan to Hines. See Note 1 — Organization for additional information regarding the Aviva Coral Gables JV.

During the year ended December 31, 2014, Moorfield/Laser made contributions to the Brindleyplace JV in the amount of $2.0 million, which is recorded in contributions from noncontrolling interests in our consolidated statement of cash flows. During the year ended December 31, 2014, the Flagship Capital GP, the noncontrolling interest partner of the Flagship JV, contributed $0.4 million to the Flagship Capital JV, which is also recorded in contributions from noncontrolling interests in our consolidated statement of cash flows. In February 2017, the Brindleyplace JV sold the Brindleyplace Project. See Recent Developments and Subsequent Events for more details.

Results of Operations

Year ended December 31, 2016 compared to the year ended December 31, 2015

Same-store Analysis

The following table presents the property-level revenues in excess of expenses for the year ended December 31, 2016, as compared to the same period in 2015, by reportable segment. Same-store properties for the year ended December 31, 2016 include 36 properties owned as of January 1, 2015 that were 93% leased as of December 31, 2016 compared to 96% leased as of December 31, 2015. In total, property revenues in excess of expenses of the same-store properties decreased 4% for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Below is additional information regarding our same-store results and significant variances from the prior year. All amounts are in thousands, except for percentages:

	Years Ended December 31,		Change
	2016	2015	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$91,616	$88,349	$3,267	4%
Domestic other investments	59,946	59,933	13	—%
International office investments	85,951	97,524	(11,573)	(12)%
International other investments	38,273	42,263	(3,990)	(9)%
Total same-store properties	$275,786	$288,069	$(12,283)	(4)%
Recent acquisitions	35,464	21,546	13,918	65%
Disposed properties (2)	14,409	17,588	(3,179)	(18)%
Total property revenues in excess of expenses	$325,659	$327,203	$(1,544)	—%

Other
Depreciation and amortization	$174,110	$186,965	$(12,855)	(7)%
Gain on sale of real estate investments	$127,294	$14,684	$112,610	767%
Interest expense	$64,473	$71,288	$(6,815)	(10)%
Income tax provision (benefit)	$7,326	$4,518	$2,808	62%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

(2)	Includes the property revenues in excess of expenses for the properties that were sold in 2014, 2015 and 2016.

•	Domestic office investments:

◦	Revenues in excess of expenses of 50 South Sixth increased $1.7 million primarily due to the payment of termination fees by a tenant at the building.

◦	Revenues in excess of expenses of 550 Terry Francois increased $1.5 million due to its single tenant renewing its lease at the end of 2015 at higher rental rates.

•	Domestic other investments:

◦	Revenues in excess of expenses of The Rim increased $2.4 million resulting from additional phases acquired in December 2015 and December 2016.

◦	Revenues in excess of expenses of Flagship decreased $1.6 million due to the repayment of four loans during the year ended December 31, 2016.

•	International office investments:

◦
Declines in foreign currency exchange rates against the U.S. dollar continue to cause declines in the operating results of our international properties. For example, the British Pound declined 11% against the U.S. dollar during the year ended December 31, 2016 compared with the same period in 2015. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our exposure to foreign currency exchange rates.

◦
Revenues in excess of expenses of 818 Bourke decreased $4.1 million primarily due to vacancies at the building for the first six months of 2016, as well as a lease termination payment of $2.3 million received in 2015. 818 Bourke was 79% leased for the majority of the six months ended June 30, 2016. As of December 31, 2016, 818 Bourke was 96% leased.

◦
Revenues in excess of expenses of New City decreased $2.8 million primarily due to vacancies at the building for the year ended December 31, 2016. New City was 84% leased at December 31, 2016, compared to 93% leased at December 31, 2015.

◦	Revenues in excess of expenses of Perspective Défense increased due to the receipt of a $2.2 million termination payment from a tenant at the building.

•	International other investments:

◦	Declining foreign currency exchange rates against the U.S. dollar continue to cause declines in the operating results of our international properties, as described previously.
The decrease in the depreciation and amortization and interest expense in the table above is due the declining foreign currency exchange rates described above.

The increase in the gain on sale of real estate investments in the table above is due to the higher gain on sale of Komo Plaza in 2016, as compared to the gain on sale of 17600 Gillette in 2015.

The increase in the income tax provision is due to acquisition costs related to the Harder Logistics portfolio being capitalized as a deferred tax asset in 2015. This caused a large income tax benefit in 2015 that is being amortized into income tax expense in 2016.

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

The table below summarizes the activity related to our derivatives for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2016	2015
Gain (loss) on interest rate contracts	$(689)	$562
Unrealized gain (loss) on foreign currency forward contracts	—	(7,152)
Gain (loss) on settlement of foreign currency forward contracts	—	7,152
Gain (loss) on derivative instruments	$(689)	$562

Other Expenses

The tables below provide additional information related to our acquisition-related expenses, asset management and acquisition fees and general and administrative expenses for the years ended December 31, 2016 and 2015. All amounts in thousands, except percentages:

	Years Ended December 31,		Change
	2016	2015	$	%
Acquisition fees	$191	$8,797	$(8,606)	(98)%
Asset management fees	$36,810	$35,725	$1,085	3%
Asset management and acquisition fees	$37,001	$44,522	$(7,521)	(17)%

Acquisition-related expenses	$372	$10,472	$(10,100)	(96)%
General and administrative expenses	$11,149	$8,597	$2,552	30%

The changes identified in the table above are primarily due to the following:

•
The decrease in acquisition fees identified above is primarily a result of a decrease in our acquisition activity during 2015. For the year ended December 31, 2016, we acquired no new real estate investments, but we did acquire an additional phase of The Rim for a net purchase price of $38.1 million, compared to our acquisition of four real estate investments, as well as additional phases of The Rim and Simon Hegele Logisitics, with an aggregate net purchase price of $544.2 million for the year ended December 31, 2015.

•
We pay monthly asset management fees to the Advisor based on an annual fee of 1.5% of the net equity capital invested in real estate. Asset management fees were higher for the year ended December 31, 2016 compared to the same period in 2015, primarily due to an increase in assets under management.

•	Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. These costs vary significantly from one acquisition to another.

•
General and administrative expenses includes legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. The increase in our general and administrative costs is primarily due to an increase in legal expenses, consulting expenses, and other miscellaneous expenses of $2.9 million incurred related to our consideration of strategic alternatives for a potential liquidity event.

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

During the year ended December 31, 2016, the losses recognized in the consolidated statement of operations primarily related to third party loans denominated in a currency other than their functional currency. During the year ended December 31, 2015, the losses recognized in the consolidated statement of operations primarily related to repayment of our intercompany loans with our consolidated subsidiaries in Australia. During the year ended December 31, 2014, we recognized losses relating to the sale of 144 Montague and Stonecutter Court.

Year ended December 31, 2015 compared to the year ended December 31, 2014

Same-store Analysis

The following table presents the property-level revenues in excess of expenses for the year ended December 31, 2015, as compared to the same period in 2014, by reportable segment. Same-store properties for the year ended December 31, 2015 include 31 properties owned as of January 1, 2014 that were 96% leased as of both of December 31, 2015 and December 31, 2014. The changes in our results of operations related to our properties are primarily due to the acquisition of properties, as indicated by the same-store analysis below. All amounts are in thousands, except for percentages:

	Year Ended December 31,		Change
	2015	2014	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$88,679	$88,531	$148	—%
Domestic other investments	52,464	54,166	(1,702)	(3)%
International office investments	56,157	70,349	(14,192)	(20)%
International other investments	37,388	43,428	(6,040)	(14)%
Total same-store properties	$234,688	$256,474	$(21,786)	(8)%
Recent acquisitions	90,406	41,804	48,602	116%
Disposed properties (2)	2,109	20,885	(18,776)	(90)%
Total property revenues in excess of expenses	$327,203	$319,163	$8,040	3%

Other
Depreciation and amortization	$186,965	$193,870	$(6,905)	(4)%
Gain on sale of real estate investments	$14,684	$64,003	$(49,319)	(77)%
Interest expense	$71,288	$78,273	$(6,985)	(9)%
Income tax provision (benefit)	$4,518	$5,806	$(1,288)	(22)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

(2)	Includes the property revenues in excess of expenses for the two properties that were sold in 2014 and 2015.

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

◦
Declines in foreign currency exchange rates against the U.S. dollar continue to cause declines in the operating results of our international properties. For example, the Euro declined 16% against the U.S. dollar during the year ended December 31, 2016 compared with the same period in 2015. Additionally, the Australian dollar declined 17% and the British pound declined 7% against the U.S. dollar during that period. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our exposure to foreign currency exchange rates.

◦
Revenues in excess of expenses of Gogolevsky 11 decreased $6.1 million primarily due to significant vacancies at the building. Gogolevsky 11 was 88% leased at December 31, 2016, compared to 100% leased at December 31, 2015.

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

Other Expenses

The tables below provide details relating to our acquisition-related expenses, asset management and acquisition fees and general and administrative expenses for the years ended December 31, 2015 and 2014. These fees and expenses were generally higher for 2015 compared to 2014, primarily due to our acquisition of more real estate investments in 2015. All amounts in thousands, except percentages:

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

In addition to FFO, management uses modified funds from operations (“MFFO”), as defined by the Investment Program Association, (the “IPA”), as a non-GAAP supplemental financial performance measure to evaluate our operating performance. The IPA has recommended the use of MFFO as a supplemental measure for publicly registered, non-listed REITs to enhance the assessment of the operating performance of a non-listed REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be useful as a measure of the long-term operating performance of our investments or as a comparative measure to other publicly registered, non-listed REITs if we do not continue to operate with a limited life and targeted exit strategy, as currently intended and described herein. MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are appropriate. Such items include reversing the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment and certain other items as described below. Some of these adjustments are necessary to address changes in the accounting and reporting rules under GAAP such as the accounting for acquisition-related expenses from a capitalization/depreciation model to an expensed-as-incurred model that were put into effect in 2009 and other changes to GAAP rules for real estate subsequent to the establishment of NAREIT’s definition of FFO. These changes in the accounting and reporting rules under GAAP affected all industries, and as a result of these changes, acquisition fees and expenses are typically accounted for as operating expenses under GAAP. Management believes these fees and expenses do not affect our overall long-term operating performance. These changes also have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives.

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

MFFO has limitations as a performance measure in offerings where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability (that is, the capacity to continue to be maintained) of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. In addition, FFO and MFFO should not be considered as alternatives to net income (loss) or income (loss) from continuing operations as an indication of our performance or as alternatives to cash flows from operating activities as an indication of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and MFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. Please see the limitations listed below associated with the use of MFFO:

•
As we have recently completed the acquisition phase of our life cycle, acquisition costs and other adjustments that are increases to MFFO are, and may continue to be, a significant use of cash and dilutive to the value of an investment in our shares.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the years ended December 31, 2016, 2015 and 2014. As we have recently completed the investment phase of our operations, FFO and MFFO are not useful in comparing operations for the three periods presented below.

	Period from Inception (December 10, 2008) through December 31, 2016
		Years Ended December 31,
		2016	2015	2014
Net income (loss)	$(46,775)	$157,227	$(4,954)	$10,842
Depreciation and amortization (1)	849,082	174,110	186,965	193,870
Loss (gain) on sale of investment property (2)	(206,010)	(127,296)	(14,684)	(64,003)
Gain on sale from unconsolidated subsidiary	(7,196)	(7,196)	—	—
Adjustments for noncontrolling interests (3)	(29,146)	(6,191)	(7,020)	(6,656)
Funds from operations	559,955	190,654	160,307	134,053
Loss (gain) on derivative instruments (4)	(4,779)	689	(562)	(7,322)
Loss (gain) on foreign currency (5)	42,693	5,134	20,212	11,368
Other components of revenues and expenses (6)	(51,662)	(11,156)	(16,725)	(14,958)
Acquisition fees and expenses (7)	223,021	562	19,259	47,410
Adjustments for noncontrolling interests (3)	5,976	2,706	3,247	3,319
Modified Funds From Operations attributable to common stockholders	$775,204	$188,589	$185,738	$173,870
Basic and diluted income (loss) per common share	$(0.40)	$0.55	$(0.04)	$0.02
Funds From Operations attributable to common stockholders per common share	$3.73	$0.69	$0.59	$0.51
Modified Funds From Operations attributable to common stockholders per common share	$5.16	$0.68	$0.68	$0.66
Weighted average shares outstanding	150,319	275,914	272,773	263,323

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

(6)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the period from inception through December 31, 2016 and for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Period from Inception (December 10, 2008) through December 31, 2016
		Years Ended December 31,
		2016	2015	2014
Straight-line rent adjustment (a)	$(105,515)	$(26,202)	$(27,500)	$(24,947)
Amortization of lease incentives (b)	26,485	12,274	7,581	4,178
Amortization of out-of-market leases (b)	24,691	2,849	2,833	5,366
Other	2,677	(77)	361	445
	$(51,662)	$(11,156)	$(16,725)	$(14,958)

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

From inception through December 31, 2016, we declared distributions to our stockholders totaling $783.1 million, compared to total aggregate FFO of $560.0 million and cash flows from operating activities of $500.7 million. For the year ended December 31, 2016, we declared distributions to our stockholders totaling $179.8 million, compared to total aggregate FFO of $190.7 million. For the years ended December 31, 2015 and 2014, we declared distributions to our stockholders totaling $177.3 million and $171.1 million, respectively, compared to total aggregate FFO of $160.3 million and $134.1 million, respectively. During our offering and investment stages, we have incurred acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income and FFO. From inception through December 31, 2016, we incurred acquisition fees and expenses totaling $222.5 million.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from our public offerings. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. In prior years, the Advisor has provided waivers of their asset management fees for when distributions exceeded MFFO, so that the cash flows from operations that would have been paid to the Advisor for asset management fee would be available to pay distributions to stockholders. The Advisor provided such a waiver in each the years ended December 31, 2015 and 2014. However, because MFFO exceeded distributions declared to our stockholders during the years ended December 31, 2015 and 2014, respectively, the Advisor did not waive any asset management fees for those periods. MFFO also exceeded distributions declared to our stockholders during the year ended December 31, 2016. During the years ended December 31, 2016, 2015 and 2014, we incurred asset management fees of $36.8 million, $35.7 million and $34.9 million, respectively. For additional information regarding the Advisor’s asset management fee waivers, please see “—Cash Flows from Financing Activities—Distributions.”

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these included payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to the Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by the Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. We have also entered into several affiliated transactions with affiliates of Hines to make investments and provide financing. In addition to the description of the @1377 partnership agreement below, see Note 9 — Related Party Transactions to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for additional information concerning our Related-Party Transactions and Agreements.

The @1377 partnership agreement provided that, subject to certain return thresholds being achieved, Hines would receive certain incentive distributions. Hines received total distributions of $15.7 million from the @1377 partnership in June 2016, which included a return of capital, preferred return distributions, and incentive distributions based on the return thresholds set forth in the @1377 partnership agreement having been achieved.  These distributions represented 58% of the total distributions from the @1377 partnership.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2016. Specifically included are our obligations under long-term debt agreements and our operating lease agreement (in thousands):

	Payments due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Total
Notes payable (1)	$354,033	$1,531,640	$291,253	$174,599	$2,351,525
Operating lease agreement (2)	290	580	580	2,026	3,476
Total contractual obligations	$354,323	$1,532,220	$291,833	$176,625	$2,355,001

(1)
Notes payable includes principal and interest payments under our mortgage and construction loans. For the purpose of this table, we assumed that rates of our unhedged variable-interest loans were equal to the rates in effect as of December 31, 2016 and remain constant for the remainder of the loan term. Further, for the purpose of this table, for mortgages denominated in a foreign currency, we assumed the exchange rate in effect as of December 31, 2016 remains constant for the remainder of the loan term.

(2)
The operating lease agreement relates to the Brindleyplace JV, which leases space from a tenant in one of its properties through a non-cancellable lease agreement which expires on December 24, 2028.  The Company expects to make annual payments of approximately £0.2 million ($0.3 million assuming a rate of $1.23 per GBP as of December 31, 2016) pursuant to the lease, which will be recorded in rental expense in its consolidated statement of operations. For the purpose of this table, we assumed the exchange rate of $1.23 per GBP remains constant for the remainder of the lease term. We sold the Brindleyplace project in February 2017. See discussion below for additional information.

Recent Developments and Subsequent Events

Brindleyplace Project

In February 2017, the Brindleyplace JV, in which we own a 60% interest, sold the Brindleyplace Project for a contract sales price of £260.0 million (approximately $325.1 million based on an exchange rate of $1.25 per GBP as of the transaction date). The Brindleyplace JV acquired the property in July 2010 for £186.2 million (approximately $282.5 million based on an exchange rate of $1.52 per GBP as of the transaction date).

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

At December 31, 2016, we had fixed rate debt of $314.5 million and variable rate debt of $1.9 billion. If interest rates were to increase by 1% and all other variables were held constant, we would incur $19.0 million in additional annual interest expense associated with our variable-rate debt. Additionally, we have notional amounts of approximately $398.8 million in interest rate caps to cap our variable rate debt. As of December 31, 2016, the variable interest rates did not exceed their capped interest rates.

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

	Reduction in Book Value as of December 31, 2016	Reduction in Net Income (Loss) for the Year Ended December 31, 2016
AUD	$9,650	$485
EUR	$9,956	$405
GBP	$22,941	$364
RUB	$6,470	$482

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hines Global REIT, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Global REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Global REIT, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Houston, Texas
March 28, 2017

HINES GLOBAL REIT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015

	2016	2015
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$3,049,643	$3,267,877
Investment in unconsolidated entities	—	2,006
Cash and cash equivalents	127,393	136,627
Restricted cash	29,331	19,764
Derivative instruments	40	675
Tenant and other receivables, net	109,879	94,890
Intangible lease assets, net	506,075	672,784
Deferred leasing costs, net	127,995	104,308
Deferred financing costs, net	2,425	3,384
Real estate loans receivable, net	15,291	55,280
Other assets	20,360	15,351
Total assets	$3,988,432	$4,372,946
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$110,219	$101,981
Due to affiliates	17,914	14,469
Intangible lease liabilities, net	82,354	95,696
Other liabilities	41,233	48,583
Distributions payable	21,178	19,837
Notes payable, net	2,207,299	2,545,656
Total liabilities	2,480,197	2,826,222

Commitments and contingencies (Note 14)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2016 and 2015	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized as of December 31, 2016 and 2015; 277,331 and 274,482 common shares issued and outstanding as of December 31, 2016 and 2015, respectively	277	274
Additional paid-in capital	2,507,186	2,476,744
Accumulated distributions in excess of earnings	(843,900)	(815,127)
Accumulated other comprehensive income (loss)	(199,929)	(163,096)
Total stockholders’ equity	1,463,634	1,498,795
Noncontrolling interests	44,601	47,929
Total equity	1,508,235	1,546,724
Total liabilities and equity	$3,988,432	$4,372,946

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$440,733	$441,709	$425,969
Other revenue	37,175	35,164	30,295
Total revenues	477,908	476,873	456,264
Expenses:
Property operating expenses	93,276	91,902	85,134
Real property taxes	49,394	47,431	42,273
Property management fees	9,579	10,337	9,694
Depreciation and amortization	174,110	186,965	193,870
Acquisition related expenses	372	10,472	29,278
Asset management and acquisition fees	37,001	44,522	53,069
General and administrative expenses	11,149	8,597	6,782
Total expenses	374,881	400,226	420,100
Income (loss) before other income (expenses) and benefit (provision) for income taxes	103,027	76,647	36,164
Other income (expenses):
Gain (loss) on derivative instruments	(689)	562	7,322
Equity in earnings (losses) of unconsolidated entity	7,504	—	—
Gain (loss) on sale of real estate investments	127,294	14,684	64,003
Foreign currency gains (losses)	(8,240)	(21,468)	(13,074)
Interest expense	(64,473)	(71,288)	(78,273)
Other income (expenses)	130	427	506
Income (loss) before benefit (provision) for income taxes	164,553	(436)	16,648
Benefit (provision) for income taxes	(7,326)	(4,518)	(5,806)
Net income (loss)	157,227	(4,954)	10,842
Net (income) loss attributable to noncontrolling interests	(6,177)	(5,677)	(5,764)
Net income (loss) attributable to common stockholders	$151,050	$(10,631)	$5,078
Basic and diluted income (loss) per common share:	$0.55	$(0.04)	$0.02
Weighted average number of common shares outstanding	275,914	272,773	263,323
Net comprehensive income (loss):
Net income (loss)	$157,227	$(4,954)	$10,842
Other comprehensive income (loss):
Foreign currency translation adjustment	(40,647)	(40,516)	(101,397)
Net comprehensive income (loss):	116,580	(45,470)	(90,555)
Net comprehensive (income) loss attributable to noncontrolling interests	(2,363)	(4,488)	(4,215)
Net comprehensive income (loss) attributable to common stockholders	$114,217	$(49,958)	$(94,770)

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	Hines Global REIT, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2014	229,035	$229	$2,055,827	$(461,196)	$(23,921)	$1,570,939	$43,268
Issuance of common shares	45,477	45	463,514	—	—	463,559	—
Contribution from noncontrolling interest	—	—	—	—	—	—	3,894
Distributions declared	—	—	—	(171,085)	—	(171,085)	(324)
Distributions on Convertible Preferred Equity Certificates (“CPEC”)	—	—	—	—	—	—	(4,344)
Redemption of common shares	(3,855)	(3)	(40,922)	—	—	(40,925)	—
Selling commissions and dealer manager fees	—	—	(36,355)	—	—	(36,355)	—
Issuer costs	—	—	(1,975)	—	—	(1,975)	—
Net income (loss)	—	—	—	5,078	—	5,078	5,764
Foreign currency translation adjustment	—	—	—	—	(105,570)	(105,570)	(1,549)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	5,722	5,722	—
Balance as of December 31, 2014	270,657	271	2,440,089	(627,203)	(123,769)	1,689,388	46,709
Issuance of common shares	9,836	10	93,775	—	—	93,785	—
Contributions from noncontrolling interest	—	—	—	—	—	—	953
Distributions declared	—	—	—	(177,293)	—	(177,293)	(825)
Distributions on CPEC	—	—	—	—	—	—	(3,396)
Redemption of common shares	(6,011)	(7)	(57,059)	—	—	(57,066)	—
Issuer costs	—	—	(61)	—	—	(61)	—
Net income (loss)	—	—	—	(10,631)	—	(10,631)	5,677
Foreign currency translation adjustment	—	—	—	—	(55,541)	(55,541)	(1,189)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	16,214	16,214	—
Balance as of December 31, 2015	274,482	$274	$2,476,744	$(815,127)	$(163,096)	$1,498,795	$47,929
Issuance of common shares	9,331	9	94,061	—	—	94,070	—
Distributions declared	—	—	—	(179,823)	—	(179,823)	(2,077)
Distributions on CPEC	—	—	—	—	—	—	(3,614)
Redemption of common shares	(6,482)	(6)	(63,578)	—	—	(63,584)	—
Issuer costs	—	—	(41)	—	—	(41)	—
Net income (loss)	—	—	—	151,050	—	151,050	6,177
Foreign currency translation adjustment	—	—	—	—	(36,833)	(36,833)	(3,814)
Balance as of December 31, 2016	277,331	$277	$2,507,186	$(843,900)	$(199,929)	$1,463,634	$44,601

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$157,227	$(4,954)	$10,842
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	193,954	203,380	209,957
Equity in (earnings) losses of unconsolidated entity	(7,504)	—	—
Distributions from unconsolidated entities	7,504	—	—
Foreign currency (gains) losses	8,240	21,468	13,074
(Gain) loss on sale of real estate investments	(127,294)	(14,684)	(64,003)
(Gain) loss on derivative instruments	689	(562)	(7,322)
Changes in assets and liabilities:
Change in other assets	(6,651)	(5,235)	(2,440)
Change in tenant and other receivables	(27,065)	(34,637)	(26,505)
Change in deferred leasing costs	(43,191)	(60,104)	(23,343)
Change in accounts payable and accrued expenses	7,471	9,133	18,242
Change in other liabilities	(5,145)	1,324	10,850
Change in due to affiliates	(1,460)	(224)	3,020
Net cash from operating activities	156,775	114,905	142,372
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate investments	266,312	30,368	248,120
Investments in acquired properties and lease intangibles	(30,142)	(511,553)	(729,674)
Capital expenditures at operating properties and developments	(19,926)	(11,627)	(51,671)
Distributions from unconsolidated entities in excess of equity in earnings	2,006	867	700
Deposits on investment property	—	—	(15,000)
Investments in real estate loans receivable	(6,182)	(13,208)	(50,576)
Proceeds from collection of real estate loans receivable	46,951	33,569	19,447
Net cash from (used in) investing activities	259,019	(471,584)	(578,654)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	378,804
Contribution from noncontrolling interest	—	953	3,894
Redemption of common shares	(63,842)	(57,325)	(37,708)
Payment of issuer costs	(42)	(55)	(2,457)
Payment of selling commissions and dealer manager fees	—	—	(37,011)
Distributions paid to stockholders and noncontrolling interests	(89,163)	(85,275)	(81,901)
Proceeds from notes payable	159,000	1,756,721	1,063,094
Payments on related party notes payable	—	(17,017)	(20,770)
Payments on notes payable	(412,620)	(1,230,638)	(788,178)
Change in security deposit liability	78	915	1,157
Deferred financing costs paid	(503)	(8,933)	(4,387)
Payments related to interest rate contracts	(50)	(2,457)	(133)
Net cash from (used in) financing activities	(407,142)	356,889	474,404
Effect of exchange rate changes on cash	(8,319)	(7,383)	(11,700)
Net change in cash, cash equivalents, and restricted cash	333	(7,173)	26,422
Cash, cash equivalents and restricted cash, beginning of period	156,391	163,564	137,142
Cash, cash equivalents and restricted cash, end of period	$156,724	$156,391	$163,564

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Hines Global REIT, Inc. (the “Company”), was formed as a Maryland corporation on December 10, 2008 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. The Company conducts substantially all of its operations through Hines Global REIT Properties, LP (the “Operating Partnership”) and subsidiaries of the Operating Partnership. Beginning with its taxable year ended December 31, 2009, the Company operated and intends to continue to operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The day-to-day business of the Company is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement between the Company, the Advisor and the Operating Partnership.

On August 5, 2009, the Company commenced its initial public offering of common stock for sale to the public (the “Initial Offering”) which expired on February 1, 2013. The Company commenced a follow-on offering effective February 4, 2013, through which it offered up to $3.5 billion in shares of common stock (the “Second Offering”), and ceased offering primary shares pursuant to the second public offering on April 11, 2014. The Company continues to offer up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Collectively, through its public offerings, the Company received gross offering proceeds of $3.0 billion from the sale of 297.6 million shares from inception through December 31, 2016, all of which has been invested in the Company’s real estate portfolio.

In March 2015, the Company completed its investment of the proceeds raised through its public offerings. As of December 31, 2016, the Company owned interests in 41 real estate investments, consisting of the following types of investments:

•	Domestic office investments (11 investments)

•	Domestic other investments (8 investments)

•	International office investments (10 investments)

•	International other investments (12 investments)

Discussed below are additional details related to the Company’s investment in real estate related debt as of December 31, 2016, This investment is included in the Company’s domestic other investments segment. All other investments are operating real estate investments.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has two loans receivable, totaling $15.2 million, outstanding as of December 31, 2016. The Company is not otherwise affiliated with Flagship Capital GP. See Note 5 — Real Estate Loans Receivable for additional information regarding these loans receivable.

Joint Ventures, Equity Method Investments and Noncontrolling Interests

On January 7, 2009, the Company and Hines Global REIT Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines Global REIT Properties, LP (the “Operating Partnership”). The Company conducts most of its operations through the Operating Partnership. On January 14, 2009, the Company and HALP made initial capital contributions to the Operating Partnership of $10,000 and $190,000, respectively and accordingly, HALP owned a 95.0% noncontrolling interest in the Operating Partnership. As of December 31, 2016 and 2015, HALP owned a 0.01% and 0.01% interest in the Operating Partnership, respectively.

The Brindleyplace JV

In June 2010, the Operating Partnership and Moorfield Real Estate Fund II GP Ltd., (“Moorfield”) formed Hines Moorfield UK Venture I S.A.R.L., (the “Brindleyplace JV”) and, in July 2010, the Brindleyplace JV acquired several properties located in Birmingham, England (the “Brindleyplace Project”).  In 2015, LSREF 3 Laser Holdings (Jersey) Limited (“Laser”) purchased Moorfield’s interest in the Brindleyplace JV and renamed it Hines Laser UK Venture I S.A.R.L. The Company owns a 60% interest in the Brindleyplace JV and Laser holds the remaining 40% interest. In February 2017, the Brindleyplace JV sold the Brindleyplace Project. See Note 16 — Subsequent Events for information regarding the sale.

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

The WaterWall Place JV

In December 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines One WaterWall Holdings LP (the “WaterWall Place JV”), a Delaware limited liability company, for the purpose of developing a multi-family project in Houston, Texas. Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the initial limited partner. The Company has a 93% interest in this joint venture. An affiliate of Hines owns the remaining 7% interest in this joint venture. The Company has concluded its investment in the WaterWall Place JV qualifies as a VIE under ASC 810. Further, the Company has determined that it is the primary beneficiary since it has greater exposure to the variability of One WaterWall JV’s economic performance as well as certain other factors. As a result, the Company has consolidated the WaterWall Place JV and its wholly-owned subsidiaries in its financial statements. See Note 10 — Noncontrolling Interests for additional information regarding our noncontrolling interests in the WaterWall Place JV.

The Aviva Coral Gables JV

In July 2012, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines Ponce & Bird Holdings LP, a Delaware limited liability company, for the purpose of developing a multi-family project in Miami, Florida. Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the initial limited partner. The Company has an 83% in this joint venture. An affiliate of Hines owns the remaining 17% interest in this joint venture. The Company has concluded its investment in the Aviva Coral Gables JV qualifies as a VIE under ASC 810. Further, the Company has determined that it is the primary beneficiary since it has greater exposure to the variability of Aviva Coral Gables's economic performance as well as certain other factors. As a result, the Company has consolidated the Aviva Coral Gables JV and its wholly-owned subsidiaries in its financial statements. See Note 10 — Noncontrolling Interests for additional information regarding our noncontrolling interests in the Aviva Coral Gables JV.

A summary of our consolidated VIEs is as follows (in thousands):

	December 31, 2016	December 31, 2015
Maximum risk of loss (1)	$30,446	$52,394
Assets held by VIEs	$136,705	$171,172
Assets held as collateral for debt	$136,705	$171,172
Liabilities held by VIEs	$91,792	$106,656

(1)	Represents the Company's contributions, net of distributions, made to the consolidated VIEs.

Restrictions on the use of these assets are significant because they serve as collateral for the VIE’s debt, and the Company is generally required to obtain its partners’ approval in accordance with the respective joint venture agreements for any major transactions. Transactions with these joint ventures on the Company’s consolidated financial statements primarily relate to (i) contributions for the funding of loans receivable or distributions related to the receipt of proceeds from the collection of loans receivable at the Flagship JV or (ii) operating distributions received from the WaterWall Place JV and the Aviva Coral Gables JV, respectively. The Company and its partners are subject to the terms of the joint venture agreements which include provisions for when additional contributions may be required. During the year ended December 31, 2016, the Company received distributions of $21.9 million, net of contributions made of $0.2 million in accordance with the Company’s respective joint venture agreements. During the year ended December 31, 2015, the Company made capital contributions of $4.4 million, net of distributions received of $13.1 million in accordance with the Company’s respective joint venture agreements. This activity is eliminated in consolidation of the VIEs, but increases, or decreases in the case of distributions received, the Company’s maximum risk of loss.

Unconsolidated VIEs

The Rim Loan Receivable

In February 2014, the Company completed the acquisition of The Rim, an outdoor retail center located in San Antonio, Texas. In August 2014, the Company entered into a loan agreement with Central Rim LLC (the “Rim Borrower”), as amended in April 2015 and December 2015, to provide $20.8 million of construction financing at The Rim. The Company completed the acquisition of three additional phases in April 2015, December 2015, and December 2016. Following the completion of the development of each phase of the Rim, the Company had certain rights or obligations to purchase each phase. As a result of these purchase rights or obligations, and due to the fact that the Rim Borrower lacks the obligation to absorb losses upon the achievement of certain metrics, the Company has determined that the entity that owns these phases is considered to be a VIE. Additionally, the Rim Borrower was determined to be the primary beneficiary of this VIE since it is the party most directly responsible for the success of the entity. The Company's maximum exposure to loss is the amount borrowed under the facility agreement, plus any unpaid interest. The most significant source of the Company's exposure to the VIE is the variability related to the Rim Borrower's credit risk and its ability to repay the amounts funded. As of December 31, 2015, the outstanding balance of the loan was $12.7 million. In December 2016, the borrower repaid the outstanding balance of the loan receivable.

The @1377 Equity Method Investment

The Company formed a joint venture with an affiliate of Hines in 2011 related to the construction of @1377, a multi-family development project in Atlanta, Georgia. The Company provided a preferred equity investment in the partnership of $3.6 million during 2012, representing a 51.7% ownership in the project and a $3.2 million mezzanine loan commitment plus accrued interest made by the Company. In addition, the partnership obtained a $23.3 million secured loan made by Cadence Bank, N.A., which is solely guaranteed by the Company’s joint venture partner (the “JV Partner”). The Company has concluded that @1377 qualifies as a VIE. The JV Partner was the manager of the project, which allowed the JV Partner to direct the activities of the VIE that most significantly impact the VIE’s financial performance. Based upon the loan guarantees and the JV Partner’s ability to direct the activities that significantly impact the economic performance of the VIE, the Company has determined that it is not the primary beneficiary of this VIE and determined to account for its preferred equity investment in the project as an equity method investment. Other than the initial capital contributions provided by the Company, the Company did not provide any additional subordinated financial support.

The construction of @1377 was completed in March 2014 and in June 2016, the joint venture sold @1377 for $51.0 million, excluding transaction costs and closing prorations. As a result of the sale of the property, the Company’s equity in earnings of the partnership included a gain of $7.5 million and the Company received distributions of $8.7 million as well as $4.0 million related to the repayment of its mezzanine loan.

The table below presents the activity of the Company's unconsolidated entities as of and for the periods presented (in thousands):

	Years Ended December 31,
Investment in Unconsolidated Affiliates	2016	2015	2014
Beginning balance	2,006	2,873	3,573
Equity in earnings	7,504	408	—
Distributions	(9,510)	(1,275)	(700)
Ending balance	—	2,006	2,873

The table below summarizes the Company’s maximum loss exposure related to its unconsolidated VIEs as of December 31, 2016 and December 31, 2015, which is equal to the carrying value of its investment in the unconsolidated VIEs included in the balance sheet line item “Investment in unconsolidated entities” and the Company’s outstanding loan receivable balance held by the VIEs which is included in the balance sheet line item “Real estate loans receivable” in the consolidated balance sheets as of December 31, 2016 and December 31, 2015 (in thousands).

Period	Investment in Unconsolidated VIEs (1)	Maximum Risk of Loss (2)
December 31, 2016	$—	$—
December 31, 2015	$2,006	$18,619

(1)	Represents the Company’s contributions, net of distributions, made to its VIEs, as well as the equity in earnings on the investments.

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

The Company’s investments in partially owned real estate joint ventures are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may not be recoverable. In such an instance, the Company will record an impairment charge if it determines that a decline in the value of an investment below its fair value is other than temporary. The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery. Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investments in unconsolidated, partially owned real estate joint ventures for the years ended December 31, 2016, 2015 or 2014. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s investments, impairment charges may be recorded in future periods.

Reclassifications

In connection with the recent amendments to the ASC, which are described below, issued by the FASB regarding the presentation of restricted cash in the cash flow statement, the Company reclassified $19.8 million and $20.0 million of restricted cash from investing activities on the cash flow statement to the cash, cash equivalents, and restricted cash balances in 2015 and 2014, respectively, to be consistent with the 2016 presentation.

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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the years ended December 31, 2016, 2015 and 2014.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

The Company has restricted cash primarily related to certain escrow accounts required by several of the Company’s mortgage agreements.

Concentration of Credit Risk

As of December 31, 2016, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash.

In addition, as of December 31, 2016, the Company had $55.3 million of cash and cash equivalents deposited in certain financial institutions located in the United Kingdom, Russia, Poland, Australia, Germany, and France. Management regularly monitors the financial stability of these financial institutions in an effort to manage its exposure to any significant credit risk in cash and cash equivalents.

Tenant and Other Receivables

Receivable balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost in the consolidated balance sheets, net of allowance for doubtful accounts of $2.5 million and $1.7 million at December 31, 2016 and 2015, respectively.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions, tenant inducements and legal costs are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Tenant inducement amortization was $12.3 million, $7.6 million and $4.2 million for the years ended December 31, 2016, 2015 and 2014, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $4.0 million, $2.5 million and $1.8 million as amortization expense related to other direct leasing costs for the years ended December 31, 2016, 2015 and 2014, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing (see Note 6 - Debt Financing).  These fees are presented as a reduction to the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements.  In total, deferred financing costs (net of amortization) were $10.8 million and $15.6 million as of December 31, 2016 and 2015.  These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations.  For the years ended December 31, 2016, 2015 and 2014, $5.0 million, $6.0 million and $6.9 million, were amortized into interest expense in the accompanying consolidated statement of operations, respectively.

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

Additionally, a real estate loan receivable is considered to be impaired, when based upon current events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. If a real estate loan receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at its effective interest rate or to the value of the underlying collateral if the real estate loan receivable is collateral dependent. Evaluating real estate loans receivable for potential impairment can require management to exercise significant judgment. No impairment was recorded for the years ended December 31, 2016, 2015 and 2014, respectively. Further, as of December 31, 2016 and December 31, 2015, no allowances for uncollectibility have been recorded.

Other Assets

Other assets included the following (in thousands):

	December 31, 2016	December 31, 2015
Deferred costs	—	1,000
Prepaid expenses	2,647	3,401
Deferred tax assets	11,259	10,501
Other(1)	6,454	449
Other assets	$20,360	$15,351

(1)	Primarily consists of $6.3 million held by an escrow agent as of December 31, 2016. This amount was returned to the Company in January 2017.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of December 31, 2016 and December 31, 2015, respectively, the Company recorded liabilities of $27.3 million and $33.4 million related to prepaid rental payments which were included in other liabilities in the accompanying consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $89.4 million and $72.2 million as of December 31, 2016 and December 31, 2015, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

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

Income Taxes

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company’s management believes that it operates in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2016, 2015 and 2014 in the accompanying consolidated financial statements. In 2016, 2015 and 2014, income tax expense recorded by the Company was primarily comprised of foreign income taxes related to the operation its international properties. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Redemption of Common Stock

The Company complies with FASB ASC 480 “Distinguishing Liabilities from Equity” which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  When approved, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded liabilities of $5.0 million and $5.2 million in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2016 and December 31, 2015, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity.

Per Share Data

Net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Recent Accounting Pronouncements

In May 2014, the FASB, issued ASU 2014-09 to provide guidance on recognizing revenue from contracts with customers. The amendments also replace prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. Subsequent to ASU 2014-09, the FASB has issued multiple ASUs clarifying multiple aspects of the new revenue recognition standard, which include the deferral of the effective date by one year, and additional guidance for partial sales of non-financial assets. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with retrospective or modified retrospective adoption. The Company is currently evaluating each of its revenue streams to identify differences in the timing, measurement or presentation of revenue recognition under the new standard, as well as evaluating methods of adoption, however a substantial portion of the Company’s revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09 and will be evaluated with the adoption of the lease accounting standard, ASU 2016-02.

In February 2016, the FASB issued ASU 2016-02 intended to improve financial reporting about leasing transactions.  The ASU will require companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  The accounting by companies that own the assets leased by the lessee (the lessor) will remain largely unchanged from current GAAP.  The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The standard is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted.  While the Company is still evaluating the effect that the ASU will have on its consolidated financial statements and related disclosures, it expects to recognize right-of-use assets and related lease liabilities on its consolidated balance sheets related to ground leases under which it is the lessee.

In June 2016, the FASB issued ASU 2016-13 that requires the impairment of financial instruments to be based on expected credit losses. The new standard requires a modified retrospective transition approach using a cumulative effect adjustment to retained earnings in the first reporting period for with the guidance is effective. These amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2019 and early adoption is permitted for years and interim periods within those years beginning after December 15, 2018. The Company is currently assessing the impact the adoption of this guidance will have on its financial statements.

In August 2016, the FASB issued ASU 2016-15 to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance requires the Company to make an accounting policy election to classify distributions received from equity method investees. The amendments in the ASU are effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2017 and early adoption is permitted. The Company adopted this guidance as of December 31, 2016. The Company has elected the cumulative-earnings approach. Under this approach, distributions are presumed to be returns on investment and classified as operating cash inflows. The distributions in excess of cumulative equity in earnings are determined to be returns of investment, and such excess is classified as cash inflows from investing activities. This election did not change the Company’s presentation in the statement of cash flows.

In November 2016, the FASB issued ASU 2016-18 which addressed the presentation of restricted cash in the cash flow statement whereby restricted cash should be included in the cash and cash equivalents balance in the statement of cash flows. The amendments in the ASU are effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2017 and early adoption is permitted. The Company adopted this guidance as of December 31, 2016. See the “— Reclassifications” subheading above for the impact the adoption of this guidance had on the Company.

In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments in the ASU are effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2017 and early adoption is permitted with prospective application.  The Company expects the adoption of this guidance to require that most real estate transactions be accounted for under the asset acquisition guidance and, accordingly, acquisition expenses related to these acquisitions will be capitalized.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016	December 31, 2015
Buildings and improvements	$2,612,274	$2,776,740
Less: accumulated depreciation	(246,940)	(200,311)
Buildings and improvements, net	2,365,334	2,576,429
Land	684,309	691,448
Investment property, net	$3,049,643	$3,267,877

Recent Dispositions of Real Estate Investments

In December 2016, the Company completed the sale of Komo Plaza for a contract sales price of $276.0 million. The property at Komo Plaza is a mixed-use two-building complex located in Seattle, Washington. The Company acquired the property in December 2011 for a purchase price of $160.0 million. The Company recognized a gain on sale of this asset of $127.3 million net of disposition costs, which was recorded in gain (loss) on sale of real estate investments on the consolidated statements of operations and comprehensive income (loss).

In December 2015, the Company completed the sale of 17600 Gillette for a contract sales price of $30.9 million. The property at 17600 Gillette is an office building located in the Irvine, California submarket. The Company acquired the property in June 2010 for a purchase price of $20.4 million. The Company recognized a gain on sale of this asset of $15.8 million net of disposition costs, which was recorded in gain (loss) on sale of real estate investments on the consolidated statements of operations and comprehensive income (loss).

In November 2014, the Company completed the sale of 144 Montague for a contract sales price of 93.0 million AUD (approximately $79.3 million based on an exchange rate of $0.83 per AUD as of the transaction date). The property at 144 Montague is an office building located in the South Brisbane submarket. The Company acquired the property in April 2012 for a purchase price of 88.1 million AUD (approximately $91.3 million based on an exchange rate of $1.04 per AUD as of the transaction date). The Company recognized a gain on sale of this asset of $1.8 million net of disposition costs, which was recorded in gain (loss) on sale of real estate investments on the consolidated statements of operations and comprehensive income (loss).

In December 2014, the Company completed the sale of Stonecutter Court for a contract sales price of £112.0 million (approximately $175.6 million based on an exchange rate of $1.57 per GBP as of the transaction date). Stonecutter Court is an office building located in London’s Central Business District. The Company acquired Stonecutter Court in March 2011 for a purchase price of £90.9 million (approximately $145.6 million based on an exchange rate of $1.60 per GBP as of the transaction date). The Company recognized a gain on sale of this asset of $61.1 million net of disposition costs, which was recorded in gain (loss) on sale of real estate investments on the consolidated statements of operations and comprehensive income (loss).

Additionally, the Brindleyplace JV sold Brindleyplace Project in February 2017. See Note 16 — Subsequent Events for information regarding the sale.

As of December 31, 2016, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$793,018	$96,912	$(116,717)
Less: accumulated amortization	(334,249)	(49,606)	34,363
Net	$458,769	$47,306	$(82,354)

As of December 31, 2015, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$894,110	$108,660	$(123,124)
Less: accumulated amortization	(286,903)	(43,083)	27,428
Net	$607,207	$65,577	$(95,696)

Amortization expense of in-place leases was $100.3 million, $115.7 million and $127.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization of out-of-market leases was a decrease to rental revenue of approximately $2.8 million, $2.8 million and $5.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for each of the years ending December 31, 2017 through December 31, 2021 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
2017	$70,237	$(486)
2018	55,492	(2,135)
2019	44,366	(3,585)
2020	35,615	(3,347)
2021	24,248	(1,004)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2016, the approximate fixed future minimum rentals for each of the years ending December 31, 2017 through 2021 and thereafter were as follows (in thousands):

Fixed Future Minimum Rentals
2017	$321,902
2018	279,769
2019	259,635
2020	227,503
2021	191,071
Thereafter	1,145,134
Total	$2,425,014

During the years ended December 31, 2016, 2015, and 2014, the Company did not earn more than 10% of its total rental revenue from any individual tenant, respectively.

4. RECENT ACQUISITIONS OF REAL ESTATE

For the year ended December 31, 2016, the Company did not have any acquisitions of new properties, but the Company did acquire an additional phase of The Rim for $38.1 million. For each of the years ended December 31, 2015 and 2014, the Company acquired the assets and assumed certain liabilities of four real estate operating properties located in the United States and internationally, for an aggregate net purchase price of $544.2 million and $732.9 million, respectively. In 2015, the Company also acquired additional phases of Simon Hegele Logistics and The Rim.

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2016, 2015 and 2014 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)	In-place Lease Intangibles (1)	Out-of- Market Lease Intangibles, Net (1)	Total (1)
The Rim (2)	02/13/2014, 04/30/2015, 12/30/2015, and 12/20/2016	$153,082	$102,170	$59,450	$(28,810)	$285,892
Simon Hegele Logistics (3)	06/03/2014 & 01/07/2015	$56,428	$13,245	$9,154	$41	$78,868
The Summit	03/04/2015	$217,974	$68,090	$45,360	$(14,920)	$316,504
Harder Logistics Portfolio (4)	04/01/2015 & 12/03/2015	$89,368	$16,362	$15,413	$5,392	$126,535
25 Cabot Square	03/28/2014	$165,121	$—	$206,640	$(16)	$371,745
818 Bourke	10/31/2014	$82,867	$36,487	$17,082	$(792)	$135,644

(1)	For acquisitions denominated in a foreign currency, amounts have been translated at a rate based on the exchange rate in effect on the acquisition date.

(2)	In February 2014, the Company acquired The Rim retail center in San Antonio, Texas. In April 2015, December 2015, and December 2016, the Company acquired additional phases of the center.

(3)	In June 2014, the Company acquired the Simon Hegele Logistics facility in Forchheim, Germany. In January 2015, the Company acquired the second phase of the facility.

(4)
In April 2015, the Company acquired two logistics buildings in the Harder Logistics Portfolio located in Nuremberg and Karlsdorf, Germany. In December 2015, the Company acquired the second phase of the portfolio, which consisted of one logistics building located in Duisburg, Germany.

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2016, 2015 and 2014 acquisitions, as of the date of the acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2016 Acquisitions:
The Rim (4th Phase)	20.0	12.8	5.9

2015 Acquisitions:
Simon Hegele Logistics (2nd Phase)	11.3	—	—
The Summit	5.1	3.0	5.6
Harder Logistics Portfolio (1st Phase)	10.0	5.7	—
The Rim (2nd Phase)	11.3	9.8	6.0
The Rim (3rd Phase)	7.8	8.5	6.5
Harder Logistics Portfolio (2nd Phase)	13.9	15.0	—

2014 Acquisitions:
The Rim (1st Phase)	16.5	12.9	35.3
25 Cabot Square (1)	11.7	0.5	3.0
Simon Hegele Logistics (1st Phase)	13.4	13.4	—
818 Bourke	4.1	3.3	3.1

(1)Excludes the effect of ground leases which significantly increase the weighted average useful life for these intangibles.

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the year ended December 31, 2016, which are included in the Company’s consolidated results of operations for the year ended December 31, 2016 (in thousands):

		For the Year Ended
2016 Acquisitions		December 31, 2016
The Rim (1)	Revenue	$27,653
	Net income (loss)	$4,898

(1)
Includes the total revenue and net income of The Rim retail center, including the phases of the center acquired in February 2014, April 2015 and December 2015. The fourth phase of the center was acquired in December 2016 and includes 96,742 square feet of net rentable area, which represents 9.4% of the total net rentable area of The Rim retail center.

The following unaudited consolidated information is presented to give effect to current year acquisitions through December 31, 2016 as if the acquisitions occurred on January 1, 2015. This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition fees and expenses of $0.6 million and $19.3 million for the years ended December 31, 2016 and 2015, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2016, nor does it purport to represent our future operations (amounts in thousands, except per share amounts):

	For the Years Ended
	December 31,
	Pro Forma 2016	Pro Forma 2015
Revenues	$478,783	$477,778
Net income (loss)	$156,395	$11,853
Basic and diluted income (loss) per common share	$0.54	$0.02

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

(1)
Includes the total revenue and net income of the Simon Hegele Logistics facility, including the first phase of the facility acquired in June 2014. The second phase of the facility was acquired in January 2015 and includes 236,661 square feet of net rentable area, which represents 38.9% of the total net rentable area of the Simon Hegele Logistics facility.

(2)
Includes the total revenue and net income of The Harder Logistics Portfolio, including the first phase of the portfolio acquired in April 2015. The second phase of the portfolio was acquired in December 2015 and includes 677,374 square feet of net rentable area, which represents 52.7% of the total net rentable area of the Harder Logistics Portfolio.

(3)
Includes the total revenue and net income of The Rim retail center, including the first phase of the center acquired in February 2014. The second phase of the center was acquired in April 2015 and includes 259,316 square feet of net rentable area, which represents 27.8% of the total net rentable area of The Rim retail center. The third phase of the center was acquired in December 2015 and includes 28,901 square feet of net rentable area, which represents 3.1% of the total net rentable area of The Rim retail center.

The following unaudited consolidated information is presented to give effect to 2015 acquisitions through December 31, 2015 as if the acquisitions occurred on January 1, 2014. This information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition fees and expenses of $19.3 million and $47.5 million for the years ended December 31, 2015 and 2014, respectively. The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2014, nor does it purport to represent our future operations (amounts in thousands, except per share amounts):

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

	For the Years Ended
	December 31,
	Pro Forma 2014	Pro Forma 2013
Revenues	$477,692	$392,489
Net income (loss)	$56,503	$(20,717)
Basic and diluted income (loss) per common share	$0.21	$(0.11)

5. REAL ESTATE LOANS RECEIVABLE

Real estate loans receivable included the following at December 31, 2016 and 2015 (in thousands):

Property	Original Funding Date	Maturity Date	Interest Rate	Total Loan Commitment	Balance as of December 31, 2016	Balance as of December 31, 2015
Flagship Capital JV
Falls of Kirkwood (1)	10/18/2013	8/15/2016	N/A	6,300	—	4,964
Precinct Villages (2)	3/18/2014	9/30/2016	N/A	2,595	—	1,793
Randall’s	7/28/2014	7/28/2017	6.25%	10,939	8,953	8,747
Finesilver	7/31/2014	7/31/2017	6.45%	7,233	6,271	5,684
Dymaxion Apartments (2)	12/15/2014	12/15/2016	N/A	8,500	—	8,288
Marbach Park Apartments (2)	12/15/2014	12/15/2016	N/A	9,500	—	9,319
			6.33%	$45,067	$15,224	$38,795
(Origination)/Exit fees					67	(128)
Total Flagship Capital JV					$15,291	$38,667
Other Loans Receivable
@1377 (3)	6/29/2012	7/1/2016	N/A	$3,962	$—	$3,962
The Rim (4)	9/8/2014	12/20/2016	N/A	$20,750	$—	$12,651
Total Real Estate Loans Receivable					$15,291	$55,280

(1)	In June 2016, the borrower repaid the outstanding principal balance of the loan.

(2)	In September 2016, each of the borrowers repaid the outstanding principal balances of each of these loans.

(3)	In June 2016, the borrower repaid the outstanding principal balance of the loan upon the sale of the property. See Note 1 — Organization for additional information concerning the sale of @1377.

(4)
In December 2016, the borrower repaid the outstanding principal balance of the loan upon the completion of the construction of the additional phase of the property. See Note 1 — Organization for additional information concerning the completion and acquisition of the additional phase of the The Rim retail center.

6. DEBT FINANCING

As of December 31, 2016 and 2015, the Company had $2.2 billion and $2.6 billion of principal outstanding, respectively, with a weighted average years to maturity of 2.4 years and 3.3 years, respectively, and a weighted average interest rate of 2.4% and 2.3%, respectively. The following table describes the Company’s debt outstanding at December 31, 2016 and 2015 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date		Interest Rate Description	Interest Rate as of December 31, 2016		Principal Outstanding at December 31, 2016	Principal Outstanding at December 31, 2015
Secured Mortgage Debt
Brindleyplace Project	7/1/2010	1/7/2017	(1)	Variable	1.98%		$149,343	$179,197
Southpark	10/19/2010	12/6/2016		Fixed	N/A		—	18,000
Fifty South Sixth	11/4/2010	11/3/2018		Variable	2.22%		125,000	125,000
Flagship Capital JV	7/2/2014	7/2/2019		Variable, subject to floor of 4.25%	4.25%		512	14,943
100 Brookes	7/13/2012	7/31/2017		Variable	4.14%		31,109	31,546
Poland Logistics Portfolio	8/2/2012	6/28/2019		Variable, subject to interest rate cap	2.00%		64,294	67,601
Minneapolis Retail Center	8/2/2012	8/10/2019		Fixed	3.50%		65,500	65,500
825 Ann	11/16/2012	11/20/2018		Variable, subject to interest rate cap	2.45%		58,320	59,139
Mercedes Benz Bank	2/7/2013	12/31/2019		Variable, subject to interest rate cap	1.24%		35,041	36,719
465 Victoria	2/28/2013	12/3/2018		Variable, subject to interest rate cap	3.10%		38,293	38,831
New City	3/28/2013	3/18/2018		Variable, subject to interest rate cap	2.30%		73,612	83,978
One Westferry Circus	5/9/2013	5/5/2020		Fixed	3.30%		59,213	71,050
The Campus at Playa Vista	5/14/2013	12/1/2018		Variable	2.02%		150,000	150,000
Perspective Defense	6/21/2013	7/25/2019		Variable, subject to interest rate cap	2.19%		73,612	76,342
Fiege Mega Centre	10/18/2013	10/31/2018		Variable, subject to interest rate cap	1.38%		23,924	25,135
55 M Street	12/9/2013	12/9/2017		Variable	2.22%		72,000	72,000
25 Cabot Square	3/26/2014	3/26/2020		Fixed	3.50%		152,658	183,175
Simon Hegele Logistics	4/28/2014	6/15/2019		Fixed	1.90%		37,167	38,940
818 Bourke	10/31/2014	10/31/2019		Variable, subject to interest rate cap	2.50%		62,254	64,952
The Summit	3/4/2015	4/1/2022		Variable	2.17%		170,000	170,000
Harder Logistics Portfolio	4/1/2015	2/28/2021		Variable, subject to interest rate cap	0.95%		72,275	76,106
Other Notes Payable
JPMorgan Chase Revolving Credit Facility	4/13/2012	6/29/2019		Variable	2.34%	(2)	119,000	327,000
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	6/29/2019		Variable	2.32%		495,000	495,000
WaterWall Place Construction Loan	6/29/2012	5/8/2018		Variable	2.36%		44,897	44,897
Aviva Coral Gables JV Construction Loan	5/10/2013	5/10/2017		Variable	2.77%	(2)	42,693	42,693
Total Principal Outstanding							$2,215,717	$2,557,744
Unamortized Premium/ (Discount)							—	105
Unamortized Deferred Financing Fees							(8,418)	(12,193)
Notes Payable							$2,207,299	$2,545,656

(1)
In January 2017, the Company exercised an extension option, resulting in a new maturity date of July 7, 2017. In February 2017, the Brindleyplace JV sold the Brindleyplace Project and paid off the Brindleyplace Project secured mortgage loan with proceeds from the sale.

(2)	Represents the weighted average interest rate as of December 31, 2016.

As of December 31, 2016, the variable rate debt has variable interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 0.65% to 2.50% per annum. Additionally, as of December 31, 2016, $398.8 million of our variable rate debt was capped at strike rates ranging from 1.5% to 4.0%. See Note 7 — Derivative Instruments for more information regarding our interest rate contracts.

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

In June 2015, the Company entered into an additional amendment to its Revolving Credit Facility, which resulted in the following changes:

•	an increase in total commitments to $920.0 million, consisting of a $495.0 million increase to the Term Loan Commitment and a $425.0 million increase to the Revolving Loan Commitment;

•	the future ability to increase the maximum amount available to $1.25 billion, subject to the Company’s satisfaction of certain conditions; and

•	extended the maturity date to June 29, 2019, subject to an additional one-year extension at the Company’s option and subject to the satisfaction of certain conditions.

For the period from January 2016 through December 2016, the Company made draws of approximately $159.0 million and payments of $367.0 million under the Revolving Credit Facility through December 31, 2016 related to its borrowings on its loans denominated in a foreign currency. Additionally, from January 1, 2017 through March 28, 2017, the Company made draws of approximately $38.0 million and payments of $10.0 million under the Revolving Credit Facility resulting in an outstanding principal balance of $642.0 million as of March 28, 2017.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of December 31, 2016.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the years ending December 31, 2017 through December 31, 2021 and for the period thereafter. Amounts are in thousands:

	Payments due by Year
	2017	2018	2019	2020	2021	Thereafter
Principal payments	$301,993	$515,915	$946,990	$212,979	$67,840	$170,000

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

The Company has also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates on future international investments. These forward contracts economically fixed the currency exchange rates on each of the investments to which they related. The Company did not designate any of these contracts as fair value or cash flow hedges for accounting purposes. See Note 11 — Fair Value Measurements for additional information regarding the fair value of our foreign currency forwards. The Company had only interest rate cap contracts active as of December 31, 2016.

The table below provides additional information regarding these interest rate cap contracts (in thousands, except percentages).

Interest Rate Cap Contracts
Property	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Poland Logistics Portfolio	August 2, 2012	June 30, 2017	$48,759	EURIBOR	2.00%
Poland Logistics Portfolio	October 9, 2012	June 30, 2017	$10,173	EURIBOR	2.00%
Poland Logistics Portfolio	June 30, 2017	June 28, 2019	$56,710	EURIBOR	2.00%
Mercedes Benz Bank	March 11, 2013	March 31, 2018	$35,041	EURIBOR	1.50%
465 Victoria	February 29, 2016	November 30, 2018	$19,147	BBSW	2.50%
825 Ann	April 29, 2016	November 20, 2018	$29,160	BBSW	3.25%
New City	April 11, 2013 May 6, 2013	March 16, 2018	$55,070	EURIBOR	2.50%
Perspective Defense	July 25, 2013	July 25, 2019	$73,612	EURIBOR	2.00%
Fiege Mega Centre	October 18, 2013	October 18, 2018	$23,924	EURIBOR	2.00%
818 Bourke	November 27, 2014	October 27, 2017	$31,577	BBSY	4.00%
Harder Logistics Portfolio	March 31, 2015	March 31, 2018	$32,254	EURIBOR	1.50%
Harder Logistics Portfolio	December 2, 2015	December 31, 2018	$40,049	EURIBOR	1.50%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the exchange rate in effect on December 31, 2016.

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its consolidated balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Assets—Derivative Instruments” and “Liabilities—Derivative Instruments” on the Company’s consolidated balance sheets, as of December 31, 2016 and December 31, 2015 (in thousands):

	Derivative Assets		Derivative Liabilities
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Interest rate caps	40	675	—	—
Total derivatives	$40	$675	$—	$—

The table below presents the effects of the changes in fair value of our derivative instruments in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2016, 2015 and 2014 (in thousands):

	Gain (Loss) on Derivative Instruments
	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$2,661	$4,122
Interest rate caps	(689)	(2,099)	(4,131)
Foreign currency forward contracts	—	—	7,331
Total gain (loss) on derivatives	$(689)	$562	$7,322

8.  DISTRIBUTIONS

The Company has declared distributions for the months of January 2014 through March 2017 at an amount equal to $0.0017808 per share, per day. Additionally, the Brindleyplace JV declared distributions in the amount of $3.6 million, $3.4 million and $4.3 million to Moorfield/Laser for the years ended December 31, 2016, 2015 and 2014, respectively, related to the operations of the Brindleyplace Project.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for the years ended December 31, 2016, 2015 and 2014, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands). The Company declares distributions to the Company’s stockholders as of daily record dates and aggregates and pays such distributions monthly.

	Stockholders			Noncontrolling Interests
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
December 31, 2016	$85,820	$94,003	$179,823	$5,691
December 31, 2015	$83,481	$93,812	$177,293	$4,221
December 31, 2014	$79,555	$91,530	$171,085	$4,668

9.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the years ended December 31, 2016, 2015 and 2014 and amounts unpaid as of December 31, 2016 and 2015 (in thousands):

	Incurred During the Years Ended December 31,			Unpaid as of December 31,
Type and Recipient	2016	2015	2014	2016	2015
Selling Commissions- Dealer Manager	$—	$—	$27,021	$—	$—
Dealer Manager Fee- Dealer Manager	$—	$—	$9,334	—	—
Issuer Costs- the Advisor	$41	$61	$1,975	8	—
Acquisition Fee (1)- the Advisor and affiliates of Hines	$191	$8,797	$18,188	191	—
Asset Management Fee- the Advisor and affiliates of Hines	$36,810	$35,725	$34,881	8,922	8,493
Disposition Fee- the Advisor	$3,024	$309	$2,543	2,760	309
Other (2)	$6,834	$6,768	$6,713	1,644	1,574
Property Management Fee- Hines	$7,564	$7,518	$6,680	(46)	(12)
Development/ Construction Management Fee- Hines	$757	$132	$2,556	246	27
Leasing Fee- Hines	$4,584	$4,446	$2,138	3,455	3,417
Redevelopment Construction Management- Hines	$—	$—	$9	—	—
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	$11,835	$11,098	$10,777	734	661
Due to Affiliates				$17,914	$14,469

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

@1377 Development

In June 2012, the Company entered into a $3.2 million mezzanine loan commitment plus accrued interest to provide construction financing to the @1377 development, which was developed by an affiliate of Hines. In June 2016, the borrower repaid the outstanding principal balance of the loan upon the sale of the property. See Note 1 — Organization for additional information concerning the @1377 development and the mezzanine loan.

The WaterWall Place JV

In December 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of the WaterWall Place JV, for the purpose of developing a multi-family project in Houston, Texas. Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the initial limited partner. The Company has a 93% interest in this joint venture. An affiliate of Hines owns the remaining 7% interest in this joint venture.

The Aviva Coral Gables JV

In July 2012, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines Ponce & Bird Holdings LP, a Delaware limited liability company, for the purpose of developing a multi-family project in Miami, Florida. Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the initial limited partner. Hines owns a 17% interest in the joint venture and the Company owns the remaining 83% interest through its subsidiary. As compensation for providing development management services, Hines will be paid a fee equal to 4% of the development project costs. In addition, subject to certain return thresholds being achieved, the Aviva Coral Gables JV agreement provides that Hines may receive certain incentive distributions in the event the multi-family project is liquidated. The project was completed in April 2015. Hines did not receive any incentive distributions as of December 31, 2016.

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

Asset Management Fee – The Advisor receives an asset management fee equal to 0.125% per month of the net equity capital invested by the Company in real estate investments as of the end of each month. The Advisor agreed to waive asset management fees otherwise payable to it for the years ended December 31, 2015 and 2014, respectively, to the extent that our modified funds from operations (“MFFO”) for the years ended December 31, 2014 and 2015, as disclosed in our Annual Report on Form 10-K for such years, amounted to less than 100% of the aggregate distributions declared to our stockholders for such years. However, because MFFO exceeded distributions declared to the Company’s stockholders for the years ended December 31, 2015 and 2014, the Advisor did not waive any asset management fees.

During the years ended December 31, 2016, 2015 and 2014, the Company incurred asset management fees of $36.8 million, $35.7 million and $34.9 million, respectively.

Disposition Fee – The Advisor or its affiliates also will be paid a disposition fee of 1.0% of the sales price of any real estate investments sold or 1.0% of the Company’s pro rata share of the sales price with respect to the Company’s indirect investments. For the year ended December 31, 2014, the Company incurred $2.5 million in disposition fees as a result of its dispositions of 144 Montague and Stonecutter Court. For the year ended December 31, 2015, the Company incurred $0.3 million in disposition fees as a result of its disposition of 17600 Gillette. For the year ended December 31, 2016, the Company incurred $3.0 million in disposition fees as a result of its disposition of @1377 and Komo Plaza. The Company’s disposition fee related to the sale of Komo Plaza is included in the Gain (loss) on sale of real estate investments in the Consolidated Statement of Operations and Comprehensive Income (loss). The disposition fee on the sale of @1377 is included in Other Income (loss) on the Consolidated Statement of Operations and Comprehensive Income (loss), as the sale was made through the Company’s equity method investment.

Special OP Units – Hines Global REIT Associates Limited Partnership, an affiliate of Hines, owns the special units of the Operating Partnership (“Special OP Units”), which entitle them to receive distributions in an amount equal to 15% of distributions, including from sales of real estate investments, refinancings and other sources, but only after the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus an 8.0% cumulative, non-compounded annual pre-tax return on such invested capital.

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

In addition, as described in Note 2 – Summary of Significant Accounting Policies – Issuer Costs, the Company reimburses the Advisor for any issuer costs paid on its behalf. However, the total compensation related to issuer costs, selling commissions and dealer manager fees may not exceed 15% of gross proceeds from the Company’s public offerings.

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

10.  NONCONTROLLING INTERESTS

In December 2012, the Brindleyplace JV issued 2.5 million Series B3 Convertible Preferred Equity Certificates (“CPEC”) to Moorfield as a result of their £2.5 million contribution ($4.1 million based on the exchange rate in effect on the date of contribution). Each CPEC is convertible into one capital share of the Brindleyplace JV at any time. The CPECs may be redeemed at the option of the Brindleyplace JV any time prior to the earlier of the liquidation of the Brindleyplace Project or their expiration on July 7, 2059. If redeemed, they will be redeemed at a price of £1 per CPEC, plus any accrued and unpaid distributions thereon. However, the Brindleyplace JV may elect to satisfy any redemption request through the issuance of one capital share per CPEC.

In December 2013, the Brindleyplace JV issued 1.2 million Series B3 CPEC to Moorfield as a result of their £1.2 million contribution ($2.0 million based on the exchange rate in effect on the date of contribution). In December 2014, the

Brindleyplace JV issued 1.3 million Series B3 CPEC to Moorfield as a result of their £1.3 million contribution ($2.0 million based on the exchange rate in effect on the date of contribution). In February 2017, all of the outstanding CPECs were redeemed upon the sale of the Brindleyplace Project.

Distributions are declared and paid quarterly to Moorfield/Laser based on the distributable income of the Brindleyplace Project and payment of the distributions will be subject to the approval of the board of directors of the Brindleyplace JV. During the years ended December 31, 2016, 2015 and 2014, respectively, the Brindleyplace JV declared $3.6 million, $3.4 million and $4.3 million of preferred dividends to Moorfield/Laser related to the CPECs. These amounts were included in the net (income) loss attributable to noncontrolling interests in the accompanying consolidated statements of operations and comprehensive income (loss) and offsets net income of $2.1 million and $2.3 million and $1.5 million that was attributable to Moorfield/Laser during the years ended December 31, 2016, 2015 and 2014, respectively, related to the results of operations of the Brindleyplace JV.

During the year ended December 31, 2014 the noncontrolling interest partner in the Flagship JV, contributed $0.4 million respectively to the Flagship Capital JV. In accordance with the partnership agreement that governs the joint venture, distributions are declared and paid when the joint venture has available cash (all cash held by the joint venture less what is reasonably needed to reserve or satisfy cash needs) with respect to an investment made by the joint venture. The Flagship Capital JV declared distributions to the noncontrolling interest partner for the years ended December 31, 2016, 2015 and 2014 of $1.2 million, $0.2 million, and $0.3 million, respectively. See Note 1 — Organization for additional information regarding the Flagship Capital JV.

During the year ended December 31, 2015, the noncontrolling interest partner contributed $1.0 million to the Aviva Coral Gables JV, for the funding of the repayment of the construction loan to Hines. The Aviva Coral Gables JV declared distributions to the noncontrolling interest partner for the years ended December 31, 2016 and 2015 of $0.6 million and $0.2 million, respectively. See Note 1 — Organization for additional information regarding the Aviva Coral Gables JV.

During the year ended December 31, 2014, the noncontrolling interest partner, an affiliate of Hines, contributed $1.5 million to the WaterWall Place JV, for the funding of the repayment of the construction loan to Hines. The WaterWall Place JV declared distributions to the noncontrolling interest partner for the years ended December 31, 2016 and 2015 of $0.3 million and $0.3 million, respectively. See Note 1 — Organization for additional information regarding the WaterWall Place JV.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Landesbank

Baden-Württemberg, Commonwealth Bank of Australia, Deutsche Pfandbriefbank AG, Crédit Agricole, SMBC Capital Markets, ING Capital Markets, and the Australia and New Zealand Banking Group Limited. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2016 and 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

The following table sets forth the Company’s derivatives which are measured at fair value on a recurring basis, by level within the fair value hierarchy as of December 31, 2016 and December 31, 2015 (all amounts are in thousands):

		Basis of Fair Value Measurements
Period	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Interest rate caps	$40	$—	$40	$—
December 31, 2015
Interest rate caps	$675	$—	$675	$—

Financial Instruments Fair Value Disclosures

As of December 31, 2016, the Company estimated that the fair value of its notes payable, which had a book value (excluding any unamortized discount or premium and deferred financing costs) of $2.2 billion, was $2.2 billion. As of December 31, 2015, the Company estimated that the fair value of its notes payable, which had a book value (excluding any unamortized discount or premium) of $2.6 billion, was $2.6 billion. Management has utilized available market information, such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of December 31, 2016 and 2015, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

As of December 31, 2016 and 2015, the Company estimated that the book values of its real estate loans receivable approximated their fair values. Management has utilized available market information, such as interest rate and spread assumptions of loans receivable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its real estate notes receivable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of real estate notes receivable utilize Level 3 inputs. However, as of December 31, 2016 and 2015, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of real estate notes receivable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Financial Instruments Measured on a Nonrecurring Basis

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances.  The fair value methodologies used to measure long-lived assets are described in Note 2 — Summary of Significant Accounting Policies — Investment Property and Lease Intangibles.  The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  There were no events during the years ended December 31, 2016, 2015 and 2014 which indicated that fair value adjustments of our long-lived assets were necessary.

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

•	Domestic office investments (11 investments)

•	Domestic other investments (8 investments)

•	International office investments (10 investments)

•	International other investments (12 investments)

The tables below provide additional information related to each of the Company’s segments, geographic location and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts are in thousands, except for percentages):

	Years Ended December 31,
	2016	2015	2014
Total Revenue
Domestic office investments	$177,048	$168,962	$145,941
Domestic other investments	123,384	119,083	104,753
International office investments	110,308	123,010	140,119
International other investments	67,168	65,818	65,451
Total Revenue	$477,908	$476,873	$456,264

For the years ended December 31, 2016, 2015 and 2014, the Company’s total revenue was attributable to the following countries:

	Years Ended December 31,
	2016	2015	2014
United States	62%	60%	55%
United Kingdom	15%	17%	19%
Australia	7%	8%	8%
Poland	5%	5%	7%
Russia	3%	3%	5%
France	3%	3%	3%
Germany	5%	4%	3%

For the years ended December 31, 2016, 2015 and 2014, the Company’s property revenues in excess of expenses by segment was as follows:

	Years Ended December 31,
	2016	2015	2014
Property revenues in excess of expenses (1)
Domestic office investments	$113,763	$107,116	$91,932
Domestic other investments	78,729	76,835	67,297
International office investments	85,986	97,644	114,586
International other investments	47,181	45,608	45,348
Total property revenues in excess of expenses	$325,659	$327,203	$319,163

(1)	Revenues less property operating expenses, real property taxes and property management fees.

For the years ended December 31, 2016 and 2015, the Company’s total assets by segment was as follows:

	Years Ended December 31,
	2016	2015
Total Assets
Domestic office investments	$1,454,943	$1,503,926
Domestic other investments	901,120	1,082,241
International office investments	1,003,616	1,090,483
International other investments	584,726	650,168
Corporate-level accounts	44,027	46,128
Total Assets	$3,988,432	$4,372,946

For the years ended December 31, 2016 and 2015, the Company’s total assets were attributable to the following countries:

	Years Ended December 31,
	2016	2015
United States	59%	60%
United Kingdom	15%	16%
Australia	8%	7%
Poland	6%	6%
Russia	2%	1%
France	3%	3%
Germany	7%	7%

For the years ended December 31, 2016, 2015 and 2014 the Company’s reconciliation to the Company’s property revenues in excess of expenses is as follows:

	Years Ended December 31,
	2016	2015	2014
Reconciliation to property revenues in excess of expenses
Net income (loss)	157,227	(4,954)	10,842
Depreciation and amortization	174,110	186,965	193,870
Acquisition related expenses	372	10,472	29,278
Asset management and acquisition fees	37,001	44,522	53,069
General and administrative expenses	11,149	8,597	6,782
(Gain) loss on derivatives	689	(562)	(7,322)
Equity in (earnings) losses of unconsolidated entity	(7,504)	—	—
(Gain) loss on sale of real estate investments	(127,294)	(14,684)	(64,003)
Foreign currency (gains) losses	8,240	21,468	13,074
Interest expense	64,473	71,288	78,273
Interest income	(130)	(427)	(506)
Benefit provision for income taxes	7,326	4,518	5,806
Total property revenues in excess of expenses	$325,659	$327,203	$319,163

13. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	2016	2015	2014
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$59,612	$66,704	$66,592
Cash paid for income taxes	$7,634	$6,696	$4,161
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$21,178	$19,837	$17,558
Other receivables	$—	$5	$—
Distributions reinvested	$94,071	$93,785	$90,198
Shares tendered for redemption	$4,987	$5,245	$5,505
Non-cash net liabilities acquired	$7,965	$10,516	$2,737
Accrued additions to investment property	$2,602	$883	$2,373

14. COMMITMENTS AND CONTINGENCIES

In November 2013, Dorsey & Whitney LLP signed a lease renewal for its space in 50 South Sixth located in Minneapolis, Minnesota. In connection with this renewal, the Company committed to fund $20.8 million of tenant improvements and leasing commissions related to its space, to be paid in future periods. As of December 31, 2016, $8.6 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

In May 2016, Stinson Leonard Street LLP signed a new lease for its space in 50 South Sixth located in Minneapolis, Minnesota. In connection with this lease, the Company committed to fund $12.2 million of tenant improvements and leasing commissions related to its space, to be paid in future periods. As of December 31, 2016, $10.9 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2016 and 2015 (in thousands except per share amounts):

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$118,936	$121,637	$121,854	$115,481
Gain (loss) on sale of real estate investments	$—	$—	$—	$127,294
Net income (loss)	$6,476	$9,155	$12,368	$129,228
Net (income) loss attributable to noncontrolling interests	$(1,286)	$(1,645)	$(2,160)	$(1,086)
Net income (loss) attributable to common stockholders	$5,190	$7,510	$10,208	$128,142
Income (loss) per common share, basic and diluted	$0.02	$0.03	$0.04	$0.46
	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$113,079	$119,683	$119,533	$124,578
Gain (loss) on sale of real estate investments	$(1,127)	$—	$55	$15,756
Net income (loss)	$(13,908)	$(420)	$2,153	$7,221
Net (income) loss attributable to noncontrolling interests	$(1,170)	$(2,063)	$(1,086)	$(1,358)
Net income (loss) attributable to common stockholders	$(15,078)	$(2,483)	$1,067	$5,863
Income (loss) per common share, basic and diluted	$(0.06)	$(0.01)	$—	$0.02

16. SUBSEQUENT EVENTS

Brindleyplace Project

In February 2017, the Brindleyplace JV, in which the Company owns a 60% interest, sold the Brindleyplace Project for a contract sales price of £260.0 million (approximately $325.1 million based on an exchange rate of $1.25 per GBP as of the transaction date). The Brindleyplace JV acquired the property in July 2010 for £186.2 million (approximately $282.5 million based on an exchange rate of $1.52 per GBP as of the transaction date).

*****

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2016 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2016, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 28, 2017

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than May 1, 2017.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than May 1, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than May 1, 2017.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than May 1, 2017.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than May 1, 2017.

 PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global REIT, Inc.
Consolidated Financial Statements — as of December 31, 2016 and 2015 and for the Years Ended December 31, 2016, 2015 and 2014

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

* * * * * *

Hines Global REIT, Inc.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions (a)	Balance at the End of the Period
	(amounts in thousands)
Allowance for Doubtful Accounts as of December 31, 2016	$1,666	$1,091	$(249)	$2,508
Allowance for Doubtful Accounts as of December 31, 2015	$1,872	$558	$(764)	$1,666
Allowance for Doubtful Accounts as of December 31, 2014	$2,011	$841	$(980)	$1,872

(a)	Write-offs of accounts receivable previously reserved.

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2016

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2016
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)	Date of Construction	Date Acquired

Brindleyplace Project	Birmingham, United Kingdom	149,343	—	207,592	207,592	(20,968)	—	186,624	186,624	(29,319)	1997 - 2000	July - 10
Hock Plaza	Durham, North Carolina	—	1,220	69,704	70,924	15	1,220	69,719	70,939	(11,005)	2004	September - 10
Southpark	Austin, Texas	—	3,920	20,507	24,427	—	3,920	20,507	24,427	(3,180)	2001	October - 10
Fifty South Sixth	Minneapolis, Minnesota	125,000	1,390	134,262	135,652	1,599	1,390	135,861	137,251	(20,848)	2001	November - 10
FM Logistic	Moscow, Russia	—	5,320	51,588	56,908	(30,624)	2,445	23,839	26,284	(3,390)	1998 - 2004	April - 11
Gogolevsky 11	Moscow, Russia	—	—	85,126	85,126	(44,354)	—	40,772	40,772	(6,198)	1996	August - 11
250 Royall	Canton, Massachusetts	—	8,910	22,860	31,770	—	8,910	22,860	31,770	(3,035)	2005	September - 11
Campus at Marlborough	Marlborough, Massachusetts	—	23,790	54,230	78,020	1,464	23,310	56,174	79,484	(7,218)	1999	October - 11
9320 Excelsior	Hopkins, Minnesota	—	2,730	51,110	53,840	—	2,730	51,110	53,840	(6,406)	2010	December - 11
WaterWall Place	Houston, Texas	44,897	8,229	54,825	63,054	163	8,229	54,988	63,217	(4,452)	2012	December - 11
Aviva Coral Gables	Miami, Florida	42,693	12,112	48,892	61,004	1,037	12,326	49,715	62,041	(2,764)	2012	July - 12
Poland Logistics Portfolio	Upper Silesia, Warsaw and Wroclaw, Poland	64,294	25,893	97,627	123,520	(26,735)	19,341	77,444	96,785	(8,907)	1995 - 2009	March - 12 & October - 12
100 Brookes St.	Brisbane, Australia	31,109	8,600	41,404	50,004	(14,496)	6,089	29,419	35,508	(3,280)	2008	July - 12
Minneapolis Retail Center	Minneapolis, Minnesota	65,500	30,792	78,711	109,503	8,863	30,792	87,574	118,366	(8,847)	1974	August - 12 & December - 12
550 Terry Francois	San Francisco, California	—	41,270	109,760	151,030	10	41,270	109,770	151,040	(11,938)	2002	August - 12
Mercedes Benz Bank	Stuttgart, Germany	35,041	11,953	47,643	59,596	(11,974)	9,286	38,336	47,622	(3,644)	2003	February - 13
One Westferry Circus	London, England	59,213	—	48,874	48,874	(8,240)	—	40,634	40,634	(3,925)	1992	February - 13
465 Victoria	Sydney, Australia	38,293	26,566	48,788	75,354	(21,265)	18,668	35,421	54,089	(3,320)	1995	February - 13
Riverside Center	Boston, Massachusetts	—	45,888	125,014	170,902	288	45,888	125,302	171,190	(11,814)	2000	March - 13
New City	Warsaw, Poland	73,612	—	115,208	115,208	(25,631)	—	89,577	89,577	(8,424)	2010	March - 13
825 Ann	Brisbane, Australia	58,320	20,669	83,802	104,471	(31,554)	14,408	58,509	72,917	(5,361)	2013	April - 13
The Campus at Playa Vista	Los Angeles, California	150,000	41,160	125,567	166,727	56	41,160	125,623	166,783	(11,612)	2009-2010	May - 13
Perspective Defense	Paris, France	73,612	29,039	109,704	138,743	(26,887)	23,293	88,563	111,856	(7,939)	2007	June - 13
The Markets at Town Center	Jacksonville, Florida	—	52,130	76,067	128,197	6	52,130	76,073	128,203	(6,550)	2009	July - 13
The Avenue at Murfreesboro	Nashville, Tennessee	—	54,940	71,990	126,930	26	54,940	72,016	126,956	(6,102)	2007	August - 13
2300 Main	Irvine, California	—	3,570	27,940	31,510	—	3,570	27,940	31,510	(2,335)	2002	August - 13
Fiege Mega Centre	Erfurt, Germany	23,924	10,107	36,005	46,112	(10,502)	7,771	27,839	35,610	(2,223)	1995	October - 13
55 M Street	Washington, D.C.	72,000	24,810	85,277	110,087	534	24,810	85,811	110,621	(6,600)	2009	December - 13
The Rim	San Antonio, Texas	—	102,170	150,321	252,491	3,174	102,170	153,495	255,665	(8,311)	2006-2014	February - 14, April - 15, December - 15, & December - 16

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2016
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)	Date of Construction	Date Acquired
25 Cabot Square	London, England	152,658	—	165,121	165,121	(33,930)	—	131,191	131,191	(8,520)	1991	March - 14
Simon Hegele Logistics	Forchheim, Germany	37,167	13,245	56,428	69,673	(13,149)	10,716	45,808	56,524	(2,679)	2012-2014	June - 14 & January - 15
818 Bourke	Melbourne, Australia	62,254	36,487	82,867	119,354	(21,720)	29,516	68,118	97,634	(3,692)	2008	October - 14
The Summit	Bellevue, Washington	170,000	68,090	217,974	286,064	674	68,090	218,648	286,738	(10,112)	2002, 2005	March - 15
Harder Logistics Portfolio	Nuremberg, Karlsdorf, and Duisburg, Germany	72,275	16,362	89,368	105,730	(2,815)	15,921	86,994	102,915	(2,990)	2003, 2010, 2015	April - 15 & December - 15
		$1,601,205	$731,362	$2,892,156	$3,623,518	$(326,935)	$684,309	$2,612,274	$3,296,583	$(246,940)

(a)	Assets consist of quality office, mixed-use and retail properties, industrial/distribution facilities and multi-family development.

(b)	Components of initial cost for properties acquired using a foreign currency were converted using the currency exchange rate as of the date of acquisition.

(c)	Includes the effect of changes in the exchange rate between the date of acquisition and December 31, 2016 for properties that are denominated in a foreign currency.

(d)	The aggregate cost for federal income tax purposes is $3.4 billion as of December 31, 2016.

(e)
Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings.

The changes in total real estate assets for the years ended December 31, (in thousands):

	2016	2015	2014
Gross real estate assets
Balance, beginning of period	$3,468,188	$3,103,520	$2,894,264
Additions during the period:
Acquisitions	34,396	479,628	484,499
Other additions	20,154	10,905	45,879
Disposals of fully-depreciated assets	(132)	(38)	(23)
Costs of real estate sold	(135,519)	(10,101)	(139,539)
Effect of changes in foreign currency exchange rates	(90,504)	(115,726)	(181,560)
Balance, end of period	$3,296,583	$3,468,188	$3,103,520
Accumulated Depreciation
Balance, beginning of period	$(200,311)	$(138,821)	$(94,414)
Depreciation	(69,805)	(68,722)	(64,846)
Effect of changes in foreign currency exchange rates	8,562	6,184	9,573
Disposals of fully-depreciated assets	132	38	23
Retirement or sales of assets	14,482	1,010	10,843
Balance, end of period	$(246,940)	$(200,311)	$(138,821)

Schedule IV — Mortgage Loans on Real Estate
December 31, 2016
(amounts in thousands)

Description	Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages (a)
Construction Loans:
Office
Finesilver	San Antonio, TX	6.45%	7/31/2017	Monthly interest- only payments for first year; then amortizes based on a 25-year amortization schedule.	—	7,233	6,271

Shopping Centers
Randalls	Pasadena and Friendswood, TX	6.25%	7/28/2017	Monthly interest- only payments for first 18-months; then amortizes based on a 25-year amortization schedule.	—	10,939	8,953
					$—	$18,172	$15,224

(a)	The aggregate cost for federal income tax purposes is $15.2 million as of December 31, 2016.

Changes in mortgage loans on real estate are summarized below (in thousands):

	2016	2015	2014
Balance at beginning of period	$55,408	$75,040	$43,591
Additions during period:
New loans	—	—	45,680
Additional advances on existing loans	6,073	13,183	4,736
Interest income added to principal	694	754	525
Deductions during period:
Collection of principal	(46,951)	(33,569)	(19,492)
Balance at close of period	$15,224	$55,408	$75,040

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES GLOBAL REIT, INC. (registrant)

March 28, 2017	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2017.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 28, 2017
Jeffrey C. Hines

/s/ Sherri W. Schugart	President and Chief Executive Officer	March 28, 2017
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 28, 2017
Ryan T. Sims	(Principal Financial Officer)

/s/ J. Shea Morgenroth	Chief Accounting Officer and Treasurer	March 28, 2017
J. Shea Morgenroth	(Principal Accounting Officer)

/s/ Charles M. Baughn	Director	March 28, 2017
Charles M. Baughn

/s/ Jack L. Farley	Director	March 28, 2017
Jack L. Farley

/s/ Colin P. Shepherd	Director	March 28, 2017
Colin P. Shepherd

/s/ Thomas L. Mitchell	Director	March 28, 2017
Thomas L. Mitchell

/s/ John S. Moody	Director	March 28, 2017
John S. Moody

/s/ Peter Shaper	Director	March 28, 2017
Peter Shaper

INDEX TO EXHIBITS

Exhibit No.	Description

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

10.1*	Agreement of Sale and Purchase, dated November 15, 2016, by and between Hines Global REIT 100/140 Fourth Ave LLC and GI TC Seattle LLC
21.1*	List of Subsidiaries of Hines Global REIT, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm of Hines Global REIT, Inc. and subsidiaries, Deloitte & Touche LLP
31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

99.1*	Consent of Independent Valuer, Cushman & Wakefield, Inc.
99.2*	Consent of Independent Valuer, Knight Frank, LLP
99.3*	Consent of Independent Valuer, Jones Lang LaSalle Incorporated
99.4*	Consent of Independent Valuer, Altus Group U.S., Inc.
101*
The following materials from Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 28, 2017, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Statements of Equity, (iv) of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*    Filed herewith