Form 10-Q
period 2017-03-31
Hines Global REIT, Inc.
filed 2017-05-15
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of May 8, 2017, approximately 277.1 million shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	December 31, 2016
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$2,922,742	$3,049,643
Cash and cash equivalents	208,888	127,393
Restricted cash	41,354	29,331
Derivative instruments	30	40
Tenant and other receivables, net	80,782	109,879
Intangible lease assets, net	466,430	506,075
Deferred leasing costs, net	137,276	127,995
Deferred financing costs, net	2,188	2,425
Real estate loans receivable, net	15,366	15,291
Other assets	18,251	20,360
Total assets	$3,893,307	$3,988,432
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$121,494	$110,219
Due to affiliates	7,189	17,914
Intangible lease liabilities, net	79,102	82,354
Other liabilities	34,396	41,233
Distributions payable	15,324	21,178
Notes payable, net	2,104,994	2,207,299
Total liabilities	2,362,499	2,480,197

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 277,588 and 277,331 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	278	277
Additional paid-in capital	2,502,849	2,507,186
Accumulated distributions in excess of earnings	(879,922)	(843,900)
Accumulated other comprehensive income (loss)	(175,446)	(199,929)
Total stockholders’ equity	1,447,759	1,463,634
Noncontrolling interests	83,049	44,601
Total equity	1,530,808	1,508,235
Total liabilities and equity	$3,893,307	$3,988,432

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2017 and 2016
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$100,333	$110,619
Other revenue	6,033	8,317
Total revenues	106,366	118,936
Expenses:
Property operating expenses	20,471	22,982
Real property taxes	12,641	12,383
Property management fees	2,192	2,419
Depreciation and amortization	37,609	43,630
Acquisition related expenses	60	141
Asset management and acquisition fees	9,366	9,191
General and administrative expenses	3,146	2,987
Total expenses	85,485	93,733
Income (loss) before other income (expenses) and benefit (provision) for income taxes	20,881	25,203
Other income (expenses):
Gain (loss) on derivative instruments	(12)	(562)
Gain (loss) on sale of real estate investments	85,188	—
Foreign currency gains (losses)	6,619	(154)
Interest expense	(14,684)	(16,260)
Other income (expenses)	102	88
Income (loss) before benefit (provision) for income taxes	98,094	8,315
Benefit (provision) for income taxes	848	(1,839)
Net income (loss)	98,942	6,476
Net (income) loss attributable to noncontrolling interests	(90,467)	(1,286)
Net income (loss) attributable to common stockholders	$8,475	$5,190
Basic and diluted income (loss) per common share	$0.03	$0.02
Distributions declared per common share	$0.16	$0.16
Weighted average number of common shares outstanding	277,638	275,102
Net comprehensive income (loss):
Net income (loss)	$98,942	$6,476
Other comprehensive income (loss):
Foreign currency translation adjustment	27,787	10,132
Net comprehensive income (loss)	126,729	16,608
Net comprehensive (income) loss attributable to noncontrolling interests	(93,771)	(599)
Net comprehensive income (loss) attributable to common stockholders	$32,958	$16,009

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2017 and 2016
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2017	277,331	$277	$2,507,186	$(843,900)	$(199,929)	$1,463,634	$44,601
Issuance of common shares	2,255	2	22,940	—	—	22,942	—
Contribution from noncontrolling interest	—	—	—		—	—	33
Distributions declared	—	—	—	(44,497)	—	(44,497)	(254)
Distributions on Convertible Preferred Equity Certificates (CPEC)	—	—	—	—	—	—	(55,102)
Redemption of common shares	(1,998)	(1)	(27,261)	—	—	(27,262)	—
Issuer costs	—	—	(16)	—	—	(16)	—
Net income (loss)	—	—	—	8,475	—	8,475	90,467
Foreign currency translation adjustment	—	—	—	—	19,499	19,499	(19)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	4,984	4,984	3,323
Balance as of March 31, 2017	277,588	$278	$2,502,849	$(879,922)	$(175,446)	$1,447,759	$83,049

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2016	274,482	$274	$2,476,744	$(815,127)	$(163,096)	$1,498,795	$47,929
Issuance of common shares	2,426	2	23,456	—	—	23,458	—
Distributions declared	—	—	—	(44,579)	—	(44,579)	(386)
Distributions on CPECs	—	—	—	—	—	—	(601)
Redemption of common shares	(1,574)	(1)	(17,919)	—	—	(17,920)	—
Issuer costs	—	—	(15)	—	—	(15)	—
Net income (loss)	—	—	—	5,190	—	5,190	1,286
Foreign currency translation adjustment	—	—	—	—	10,819	10,819	(687)
Balance as of March 31, 2016	275,334	$275	$2,482,266	$(854,516)	$(152,277)	$1,475,748	$47,541

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$98,942	$6,476
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	43,269	47,872
Foreign currency (gains) losses	(6,619)	154
(Gain) loss on the sale of real estate investments	(85,188)	—
(Gain) loss on derivative instruments	12	562
Changes in assets and liabilities:
Change in other assets	(5,431)	(1,921)
Change in tenant and other receivables	12,931	(1,871)
Change in deferred leasing costs	(17,578)	282
Change in accounts payable and accrued expenses	3,636	(10,278)
Change in other liabilities	(4,621)	(10,376)
Change in due to affiliates	(10,534)	(76)
Net cash from operating activities	28,819	30,824
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of land improvements	299,242	—
Capital expenditures at operating properties and developments	(8,376)	(1,970)
Distributions from unconsolidated entity in excess of equity in earnings	—	389
Investments in real estate loans receivable	(158)	(1,199)
Proceeds from collection of real estate loans receivable	56	156
Net cash from (used in) investing activities	290,764	(2,624)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common shares	(19,855)	(15,157)
Payments of issuer costs	(18)	(15)
Distributions paid to stockholders and noncontrolling interests	(82,853)	(22,127)
Proceeds from notes payable	38,000	34,000
Payments on notes payable	(162,701)	(37,932)
Change in security deposit liability	(74)	(177)
Deferred financing costs paid	(163)	(194)
Payments related to interest rate contracts	—	(54)
Net cash used in financing activities	(227,664)	(41,656)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,599	1,625
Net change in cash, cash equivalents, and restricted cash	93,518	(11,831)
Cash, cash equivalents, and restricted cash, beginning of period	156,724	156,391
Cash, cash equivalents, and restricted cash, end of period	$250,242	$144,560

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017 and 2016

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2016 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of March 31, 2017, the results of operations for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

The Company raised the equity capital for its real estate investments through two public offerings from August 5, 2009 through April 11, 2014. The Company continues to offer up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Collectively, through its public offerings, the Company has raised gross offering proceeds of approximately $3.0 billion, including the DRP Offering, all of which have been invested in the Company’s real estate portfolio.

In March 2015, the Company completed its investment of the proceeds raised through its public offerings. As of March 31, 2017, the Company owned interests in 40 real estate investments, consisting of the following types of investments:

•	Domestic office investments (11 investments)

•	Domestic other investments (8 investments)

•	International office investments (10 investments)

•	International other investments (11 investments)

Discussed below are additional details related to the Company’s investment in real estate-related debt as of March 31, 2017. This investment is included in the Company’s domestic other investments segment. All other investments are operating real estate investments.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has two loans receivable, totaling $15.3 million, outstanding as of March 31, 2017. The Company is not affiliated with Flagship Capital GP. See Note 4 — Real Estate Loans Receivable for additional information regarding these loans receivable.

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

	March 31, 2017	December 31, 2016
Maximum risk of loss (1)	$29,122	$30,446
Assets held by VIEs	$135,117	$136,705
Assets held as collateral for debt	$135,117	$136,705
Liabilities held by VIEs	$90,795	$91,792

(1)	Represents the Company's contributions, net of distributions, made to the consolidated VIEs.

Restrictions on the use of a VIE’s assets are significant because they serve as collateral for such VIE’s debt, and the Company is generally required to obtain its partners’ approval in accordance with the respective joint venture agreements for any major transactions. Transactions with these joint ventures on the Company’s consolidated financial statements primarily relate to (i) contributions for the funding of loans receivable or distributions related to the receipt of proceeds from the collection of loans receivable at the Flagship JV or (ii) operating distributions received from the WaterWall Place JV and the Aviva Coral Gables JV, respectively. The Company and its partners are subject to the provisions of the joint venture agreements for the VIEs, which include provisions for when additional contributions may be required. During the three months ended March 31, 2017, the Company received distributions of $1.3 million, net of capital contributions of $0.5 million in accordance with the Company’s respective joint venture agreements. During the three months ended March 31, 2016, the Company received capital distributions of $6.6 million, net of capital contributions of $0.1 million in accordance with the Company’s respective joint venture agreements. This activity is eliminated in consolidation of the VIEs, but increases, or decreases in the case of distributions received, the Company’s maximum risk of loss.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Described below are certain of the Company’s significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a complete listing of all of its significant accounting policies.

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

Reclassifications

In connection with the adoption of ASU 2016-18 regarding the presentation of restricted cash in the statements of cash flows, the Company reclassified $3.8 million of restricted cash from investing activities on the statements of cash flows to the cash, cash equivalents, and restricted cash balances in 2016 to be consistent with the 2017 presentation.

Tenant and Other Receivables

Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $2.6 million and $2.5 million at March 31, 2017 and December 31, 2016, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing (see Note 5 — Debt Financing).  These fees are presented as a reduction to the related debt liability for permanent mortgages and as an asset for revolving credit arrangements.  In total, deferred financing costs (net of amortization) were $9.8 million and $10.8 million as of March 31, 2017 and December 31, 2016, respectively.  These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended March 31, 2017 and 2016, $1.1 million and $1.3 million, respectively, were amortized into interest expense in the accompanying condensed consolidated statement of operations.

Other Assets

Other assets included the following (in thousands):

	March 31, 2017	December 31, 2016
Prepaid expenses	4,400	2,647
Deferred tax assets	13,613	11,259
Other(1)	238	6,454
Other assets	$18,251	$20,360

(1)	Primarily consists of $6.3 million held by an escrow agent as of December 31, 2016. This amount was returned to the Company in January 2017.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month or quarter to which they relate. As of March 31, 2017 and December 31, 2016, respectively, the Company recorded liabilities of $22.8 million and $27.3 million related to prepaid rental payments, which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease, including rent holidays, if any. Straight-line rent receivable was $53.6 million and $89.4 million as of March 31, 2017 and December 31, 2016, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-01 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments in the ASU are effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2017 and early adoption is permitted with prospective application.  The Company expects that upon the adoption of this guidance most real estate transactions will be accounted for under the asset acquisition (or disposal) guidance and, accordingly, any future acquisition expenses related to these acquisitions will be capitalized. Under the asset acquisition guidance, the purchase price will be allocated based on the relative fair value of the various components.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Buildings and improvements	$2,468,213	$2,612,274
Less: accumulated depreciation	(236,433)	(246,940)
Buildings and improvements, net	2,231,780	2,365,334
Land	690,962	684,309
Investment property, net	$2,922,742	$3,049,643

In February 2017, the Brindleyplace JV, in which the Company owned a 60% interest, sold the Brindleyplace Project for a contract sales price of £260.0 million (approximately $325.1 million based on an exchange rate of $1.25 per GBP as of the transaction date). The Brindleyplace JV acquired the property in July 2010 for £186.2 million (approximately $282.5 million based on an exchange rate of $1.52 per GBP as of the transaction date). The Company recognized a gain on sale of this asset of $85.2 million net of disposition fees, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss).

As of March 31, 2017, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$736,659	$89,584	$(115,385)
Less: accumulated amortization	(308,617)	(51,196)	36,283
Net	$428,042	$38,388	$(79,102)

As of December 31, 2016, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$793,018	$96,912	$(116,717)
Less: accumulated amortization	(334,249)	(49,606)	34,363
Net	$458,769	$47,306	$(82,354)

Amortization expense of in-place leases was $20.5 million and $25.2 million for the three months ended March 31, 2017 and 2016, respectively. Net amortization of out-of-market leases resulted in a decrease to rental revenue of $0.4 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for the period from April 1, 2017 through December 31, 2017 and for each of the years ending December 31, 2018 through December 31, 2021 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
April 1, 2017 through December 31, 2017	$48,059	$(886)
2018	54,663	(2,173)
2019	43,635	(3,619)
2020	34,816	(3,381)
2021	23,581	(1,080)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space. As of March 31, 2017, the approximate fixed future minimum rentals for the period from April 1, 2017 through December 31, 2017, for each of the years ending December 31, 2018 through December 31, 2021 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2017 through December 31, 2017	$218,845
2018	270,775
2019	250,658
2020	218,741
2021	183,865
Thereafter	939,765
Total	$2,082,649

During the three months ended March 31, 2017 and 2016, the Company did not earn more than 10% of its total rental revenue from any individual tenant.

4. REAL ESTATE LOANS RECEIVABLE

Real estate loans receivable included the following at March 31, 2017 and December 31, 2016 (in thousands):

Property	Original Funding Date	Maturity Date	Interest Rate		Total Loan Commitment	Balance as of March 31, 2017	Balance as of December 31, 2016
Flagship Capital JV
Randall’s	7/28/2014	7/28/2017	6.25%		10,939	9,022	8,953
Finesilver	7/31/2014	10/31/2017	6.45%	(1)	7,233	6,249	6,271
			6.33%		$18,172	$15,271	$15,224
(Origination) / Exit fees						95	67
Total Real Estate Loans Receivable						$15,366	$15,291

(1)	In February 2017, the maturity date of this loan was extended to October 31, 2017.

5. DEBT FINANCING

As of March 31, 2017 and December 31, 2016, the Company had approximately $2.1 billion and $2.2 billion of principal outstanding, respectively, with a weighted average years to maturity of 2.3 years and 2.4 years, respectively, and a weighted average interest rate of 2.5% and 2.4%, respectively. The following table describes the Company’s debt outstanding at March 31, 2017 and December 31, 2016 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date		Interest Rate Description	Interest Rate as of March 31, 2017		Principal Outstanding at March 31, 2017	Principal Outstanding at December 31, 2016
Secured Mortgage Debt
Brindleyplace Project	7/1/2010	7/7/2017	(1)	Variable	N/A		$—	$149,343
Fifty South Sixth	11/4/2010	11/3/2018		Variable	2.38%		125,000	125,000
Flagship Capital JV	7/2/2014	7/2/2019		Variable, subject to floor of 4.25%	4.25%		512	512
100 Brookes	7/13/2012	7/31/2017		Variable	4.08%		33,041	31,109
Poland Logistics Portfolio	8/2/2012	6/28/2019		Variable, subject to interest rate cap	2.00%		64,610	64,294
Minneapolis Retail Center	8/2/2012	8/10/2019		Fixed	3.50%		65,500	65,500
825 Ann	11/16/2012	11/20/2018		Variable, subject to interest rate cap	2.33%		61,942	58,320
Mercedes Benz Bank	2/7/2013	12/31/2019		Variable, subject to interest rate cap	1.23%		35,501	35,041
465 Victoria	2/28/2013	12/3/2018		Variable, subject to interest rate cap	2.98%		40,672	38,293
New City	3/28/2013	3/18/2018		Variable, subject to interest rate cap	2.30%		73,824	73,612
One Westferry Circus	5/9/2013	5/5/2020		Fixed	3.30%		59,938	59,213
The Campus at Playa Vista	5/14/2013	12/1/2018		Variable	2.19%		150,000	150,000
Perspective Défense	6/21/2013	7/25/2019		Variable, subject to interest rate cap	2.17%		74,774	73,612
Fiege Mega Centre	10/18/2013	10/31/2018		Variable, subject to interest rate cap	1.37%		24,302	23,924
55 M Street	12/9/2013	12/9/2017		Variable	2.44%		72,000	72,000
25 Cabot Square	3/26/2014	3/26/2020		Fixed	3.50%		154,527	152,658
Simon Hegele Logistics	4/28/2014	6/15/2019		Fixed	1.90%		37,657	37,167
818 Bourke	10/31/2014	10/31/2019		Variable, subject to interest rate cap	2.38%		66,121	62,254
The Summit	3/4/2015	4/1/2022		Variable	2.34%		170,000	170,000
Harder Logistics Portfolio	4/1/2015	2/28/2021		Variable, subject to interest rate cap	0.95%		73,135	72,275
Other Notes Payable
JPMorgan Chase Revolving Credit Facility - Revolving Loan	4/13/2012	6/29/2019		Variable	2.58%	(2)	147,000	119,000
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	6/29/2019		Variable	2.54%		495,000	495,000
WaterWall Place Loan	6/29/2012	5/8/2018		Variable	2.58%	(2)	44,897	44,897
Aviva Coral Gables JV Loan (3)	5/10/2013	5/10/2017		Variable	2.98%	(2)	42,693	42,693
Total Principal Outstanding							$2,112,646	$2,215,717
Unamortized Deferred Financing Fees							$(7,652)	$(8,418)
Notes Payable							$2,104,994	$2,207,299

(1)	In February 2017, the Brindleyplace JV sold the Brindleyplace Project and paid off the secured mortgage loan in full with proceeds from the sale.

(2)	Represents the weighted average interest rate as of March 31, 2017.

(3)
In May 2017, the Aviva Coral Gables JV entered into an amendment to the Aviva Coral Gables loan, resulting in a new maturity date of July 10, 2017, subject to an extension to May 10, 2018 at the Aviva Coral Gables JV’s option.

The variable-rate debt has interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 0.65% to 2.50% per annum. As of March 31, 2017, $407.3 million of the Company’s variable-rate debt was capped at strike rates ranging from 1.5% to 4.0%. Additionally, as of December 31, 2016, $398.8 million of our variable rate debt was capped at strike rates ranging from 1.5% to 4.0%.

JPMorgan Chase Revolving Credit Facility

For the period from January 2017 through March 2017, the Company borrowed approximately $38.0 million and made payments of approximately $10.0 million under its revolving credit facility with JPMorgan Chase Bank, National Association (the “Revolving Credit Facility”). From April 1, 2017 through May 15, 2017, the Company made payments of $64.0 million under the Revolving Credit Facility. The payments resulted in an outstanding principal balance of $578.0 million on the Revolving Credit Facility as of May 15, 2017.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of March 31, 2017.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from April 1, 2017 through December 31, 2017, for each of the years ending December 31, 2018 through December 31, 2021 and for the period thereafter (in thousands):

	Payments due by Year
	April 1, 2017 through December 31, 2017	2018	2019	2020	2021	Thereafter
Principal payments	$154,086	$523,877	$980,181	$215,591	$68,911	$170,000

6.  DISTRIBUTIONS

The Company has declared distributions for the months of January 2016 through May 2017 at an amount equal to $0.0017808 per share, per day. The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for each of the quarters ended during 2017 and 2016, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands). The Company declares distributions to the Company’s stockholders as of daily record dates and aggregates and pays such distributions monthly.

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2017
March 31, 2017	21,614	22,883	44,497	55,356	(1)
Total	$21,614	$22,883	$44,497	$55,356
2016
December 31, 2016	$21,843	$23,539	$45,382	$752
September 30, 2016	21,617	23,611	45,228	2,671
June 30, 2016	21,232	23,402	44,634	1,281
March 31, 2016	21,128	23,451	44,579	987
Total	$85,820	$94,003	$179,823	$5,691

(1)
For the three months ended March 31, 2017, distributions declared to the noncontrolling interests included a special distribution totaling $55.1 million to our JV partner in the Brindleyplace JV, as a result of the sale of the Brindleyplace Project.

7.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2017	2016	March 31, 2017	December 31, 2016
Issuer Costs- the Advisor	$16	$15	$4	$8
Acquisition Fee - the Advisor and affiliates of Hines	$—	$—	—	191
Asset Management Fee- the Advisor and affiliates of Hines	$9,366	$9,191	2,834	8,922
Disposition Fee- the Advisor	$1,839	$—	—	2,760
Other (1)	$1,407	$1,400	901	1,644
Property Management Fee- Hines	$1,835	$1,934	65	(46)
Development/Construction Management Fee- Hines	$198	$13	306	246
Leasing Fee- Hines	$362	$2,135	2,762	3,455
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	$2,858	$2,910	317	734
Due to Affiliates			$7,189	$17,914

(1)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

8.  FAIR VALUE MEASUREMENTS

Financial Instruments Fair Value Disclosures

As of March 31, 2017, the Company estimated that the fair value of its notes payable, which had a book value of $2.1 billion, was $2.1 billion. As of December 31, 2016, the Company estimated that the fair value of its notes payable, which had a book value of $2.2 billion, was $2.2 billion. Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of March 31, 2017, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

As of March 31, 2017, the Company estimated that the book values of its real estate loans receivable approximate their fair values. Management has utilized available market information, such as interest rate and spread assumptions of loans receivable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its real estate notes receivable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of real estate notes receivable utilize Level 3 inputs. However, as of March 31, 2017, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of real estate notes receivable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Financial Instruments Measured on a Nonrecurring Basis

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  As of March 31, 2017 and March 31, 2016, there were no events that have occurred which indicated that fair value adjustments of the Company’s long-lived assets were necessary.

9. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company's investments that are not office properties in “other” based on the geographic location of the investment, due to the Company's ownership of interests in various different types of investments that do not stand alone as their own reportable segment. The Company’s reporting segments consist of the following, based on the Company’s investments as of March 31, 2017:

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

	Three Months Ended March 31,
	2017	2016
Total Revenue
Domestic office investments	$44,095	$43,543
Domestic other investments	24,796	31,152
International office investments	24,343	27,136
International other investments	13,132	17,105
Total Revenue	$106,366	$118,936

For the three months ended March 31, 2017 and 2016 the Company’s total revenue was attributable to the following countries:

	Three Months Ended March 31,
	2017	2016
Total Revenue
United States	65%	63%
United Kingdom	12%	16%
Australia	8%	6%
Germany	6%	5%
Poland	5%	5%
Russia	3%	2%
France	1%	3%

For the three months ended March 31, 2017 and 2016, the Company’s property revenues in excess of expenses by segment was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Property revenues in excess of expenses (1)
Domestic office investments	$27,934	$28,036
Domestic other investments	15,645	20,249
International office investments	17,967	21,080
International other investments	9,516	11,787
Property revenues in excess of expenses	$71,062	$81,152

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of March 31, 2017 and December 31, 2016, the Company’s total assets by segment was as follows (in thousands):

	March 31, 2017	December 31, 2016
Total Assets
Domestic office investments	$1,442,467	$1,454,943
Domestic other investments	892,299	901,120
International office investments	1,038,965	1,003,616
International other investments	384,971	584,726
Corporate-level accounts	134,605	44,027
Total Assets	$3,893,307	$3,988,432

As of March 31, 2017 and December 31, 2016, the Company’s total assets were attributable to the following countries:

	March 31, 2017	December 31, 2016
Total Assets
United States	64%	59%
United Kingdom	10%	15%
Australia	8%	8%
Germany	7%	7%
Poland	6%	6%
France	3%	3%
Russia	2%	2%

For the three months ended March 31, 2017 and 2016, the reconciliation of the Company’s total property revenues in excess of expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Reconciliation to property revenues in excess of expenses
Net income (loss)	$98,942	$6,476
Depreciation and amortization	37,609	43,630
Acquisition related expenses	60	141
Asset management and acquisition fees	9,366	9,191
General and administrative expenses	3,146	2,987
(Gain) loss on derivatives	12	562
(Gain) loss on sale of real estate investments	(85,188)	—
Foreign currency (gains) losses	(6,619)	154
Interest expense	14,684	16,260
Other (income) expenses	(102)	(88)
(Benefit) provision for income taxes	(848)	1,839
Total property revenues in excess of expenses	$71,062	$81,152

10. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$14,124	$15,441
Cash paid for taxes	$2,515	$4,056
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$15,324	$19,679
Distributions reinvested	$22,943	$23,458
Shares tendered for redemption	$12,394	$8,009
Accrued capital additions	$3,329	$1,377

11. COMMITMENTS AND CONTINGENCIES

In November 2013, Dorsey & Whitney LLP signed a lease renewal for its space in 50 South Sixth located in Minneapolis, Minnesota. In connection with this renewal, the Company committed to fund $20.8 million of tenant improvements and leasing commissions related to its space, to be paid in future periods. As of March 31, 2017, $8.6 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

In May 2016, Stinson Leonard Street LLP signed a new lease for its space in 50 South Sixth located in Minneapolis, Minnesota. In connection with this lease, the Company committed to fund $12.2 million of tenant improvements and leasing commissions related to its space, to be paid in future periods. As of March 31, 2017, $10.9 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

12. SUBSEQUENT EVENTS

Aviva Coral Gables

In April 2017, the Aviva Coral Gables JV, in which the Company owns an 83% interest, entered into a contract to sell Aviva Coral Gables, a multi-family property in Miami, Florida. The contract sales price for Aviva Coral Gables is $100.0 million. Although the Company expects the closing of this sale to occur in June 2017, there can be no assurances as to if or when this sale will be completed.

*****

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

—
Risks related to the United Kingdom's pending exit from the European Union (“Brexit”), including, but not limited to the decline of revenue derived from, and the market value of, properties located in the United Kingdom and continental Europe.

—
Our ability to refinance or sell properties located in the United Kingdom and continental Europe may be impacted by the economic and political uncertainty following the approval of “Brexit” by a majority of votes in the United Kingdom in June 2016 and the subsequent notice of departure sent by the United Kingdom to the European Union in March 2017.

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

On February 27, 2017, our board of directors determined a new net asset value (“NAV”) per share of our common stock of $10.03, based on the number of shares issued and outstanding as of December 31, 2016, which represents a 2.0% decrease over the previously determined NAV per share of $10.24 as of December 31, 2015. The new NAV per share reflects a 9.4% increase in the aggregate appraised value of our real estate investments when compared to the purchase price of our real estate investments excluding closing costs, transaction fees and additional capital investments since acquisition.  This 9.4% net increase resulted from a 20.3% appreciation in the aggregate appraised values of our real estate investments as of December 31, 2016, which was offset by 10.9% dilution resulting from the devaluation of the Euro, Australian dollar, and British Pound against the U.S dollar. See our Current Report on Form 8-K filed with the SEC on February 28, 2017 for more information on the methodologies used to determine, and the limitations of, our NAV per share.

We have substantially completed our investment phase and have accomplished one of our primary investment objectives of investing in a real estate portfolio that is diversified by asset type, geographic area, lease expirations and tenant industries. We may make additional investments in the future, from time to time, but we expect these investments will be funded using proceeds from the dispositions of other real estate investments and debt proceeds. As of March 31, 2017, we owned interests in 40 real estate investments which contain, in the aggregate, 16.0 million square feet of leasable space. Our portfolio includes the following investments:

•	Domestic office investments (11 investments)

•	Domestic other investments (8 investments)

•	International office investments (10 investments)

•	International other investments (11 investments)

Our portfolio is comprised of approximately 65% domestic and 35% international investments (based on our pro rata share of the estimated value of each of the investments) and consists of a variety of real estate asset classes. Our current investment types encompass approximately 67% office, 20% retail, 10% industrial and 3% multi-family (based on our effective interests of the estimated value of each of the investments). We believe that this diversification is directly in-line with our investment strategies of maintaining a well-diversified real estate portfolio and providing additional diversification across currencies.

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

As part of our ongoing portfolio management, we continually evaluate the merits of selling certain assets based on their current and projected market valuations, property-specific leasing and other operational dynamics, and other portfolio and market considerations.  As a result, we strategically elected to sell two properties during 2016 (@1377 and Komo Plaza), one property during the first quarter of 2017 (the Brindleyplace Project), and we have entered into a contract for the sale of Aviva Coral Gables, which we expect will close during the second quarter of 2017.

The following table provides additional information regarding each of the properties in which we owned an interest as of March 31, 2017.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Office Investments
Hock Plaza	Durham, North Carolina	Office	9/2010; $97.9	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	Office	11/2010; $185.0	7.4%	698,606	94%
250 Royall	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	83%
9320 Excelsior	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	289,408	100%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	97%
The Campus at Playa Vista	Los Angeles, California	Office	5/2013; $216.6	5.7%	324,955	99%
2300 Main	Irvine, California	Office	8/2013; $39.5	6.4%	132,064	100%
55 M Street	Washington, D.C.	Office	12/2013; $140.9	4.8%	267,915	98%
The Summit	Bellevue, Washington	Office	3/2015; $316.5	5.6%	524,130	98%
Total for Domestic Office Investments					4,046,272	96%

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Other Investments (4)
Southpark	Austin, Texas	Industrial	10/2010; $31.2	8.5%	372,125	97%
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	385,778	94%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,477	100%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	763,383	90%
The Rim	San Antonio, Texas	Retail	2/2014, 4/2015, 12/2015 & 12/2016: $285.9	5.9%	1,061,994	93%
WaterWall Place	Houston, Texas	Multi-family	7/2014; $64.5	7.8% (5)	316,299	92%
Aviva Coral Gables	Miami, Florida	Multi-family	4/2015; $62.0	7.4% (5)	248,504	89%
Total for Domestic Other Investments					3,465,560	93%

International Office Investments
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	94,240	90%
100 Brookes St.	Brisbane, Australia	Office	7/2012; $67.6	10.5%	105,637	100%
Mercedes Benz Bank	Stuttgart, Germany	Office	2/2013; $70.2	8.8%	255,927	100%
465 Victoria	Sydney, Australia	Office	2/2013; $90.8	8.0%	171,657	100%
One Westferry Circus	London, England	Office	2/2013; $124.6	7.4%	221,019	100%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,182	93%
825 Ann	Brisbane, Australia	Office	4/2013; $128.2	8.0%	206,505	97%
Perspective Défense	Paris, France	Office	6/2013; $165.8	8.5%	289,663	47%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	455,687	59%
818 Bourke	Melbourne, Australia	Office	10/2014; $135.6	7.1%	259,588	96%
Total for International Office Properties					2,544,105	84%

International Other Investments
FM Logistic	Moscow, Russia	Industrial	4/2011; $70.8	11.2%	748,578	100%
Poland Logistics Portfolio (6)	Poland	Industrial	3/2012 & 10/2012; $157.2	8.1%	2,364,264	89%
Fiege Mega Centre	Erfurt, Germany	Industrial	10/2013; $53.6	7.7%	952,540	100%
Simon Hegele Logistics	Forchheim, Germany	Industrial	6/2014 & 1/2015; $78.9	7.5%	615,555	100%
Harder Logistics Portfolio (7)	Germany	Industrial	4/2015 & 12/2015; $126.5	7.3%	1,287,065	100%
Total for International Other Investments					5,968,002	96%
Total for All Investments					16,023,939	93%	(8)

(1)
Represents the percentage leased based on the effective ownership of the Operating Partnership in the properties listed. On March 31, 2017, the Company owned a 99.99% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership.

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

The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of each property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions, with respect to each property, that in-place tenants will continue to perform under their lease agreements during the 12 months following our acquisition of the property.  In addition, with respect to Hock Plaza, Southpark, Fifty South Sixth, the Poland Logistics Portfolio, the Minneapolis Retail Center, 465 Victoria, One Westferry Circus, Riverside Center, 825 Ann, the Campus at Playa Vista, The Markets at Town Center, the Avenue at Murfreesboro, 55 M Street, 818 Bourke and The Summit, the projected property revenues in excess of expenses include assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.

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

Other Real Estate Investments

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has two loans receivable, totaling $15.3 million, outstanding as of March 31, 2017. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2016 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during 2017.

Financial Condition, Liquidity and Capital Resources

To date, our most significant demands for funds have been related to the purchase of real estate properties and other real estate-related investments. Specifically, we funded $5.1 billion of real estate investments using $3.0 billion of proceeds from our public offerings, including the DRP offering, and debt proceeds. We invested all of the proceeds raised through our public offerings by the end of 2015. As a result, any subsequent real estate investments will be funded using proceeds from the dispositions of other real estate investments and debt proceeds. Other significant demands for funds include the payment of operating expenses, distributions and debt service. Generally, we expect to meet these operating cash needs using cash flows from operating activities.

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

We believe that the proper use of leverage can enhance returns on real estate investments. As of March 31, 2017, our portfolio was 42% leveraged, based on the values of our real estate investments. At that time, we had $2.1 billion of principal outstanding under our various loan agreements with a weighted average interest rate of 2.5%. Approximately $221.6 million of our loans are maturing during the next year. We generally expect to refinance these loans, but we may repay them using our revolving credit facility with JPMorgan Chase Bank, N.A. (the “Revolving Credit Facility”) or other available cash for strategic purposes or if we are unable to refinance them at satisfactory terms.

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

Net cash provided by operating activities for the three months ended March 31, 2017 was $28.8 million compared to $30.8 million for the three months ended March 31, 2016. Net cash provided by operating activities decreased by $2.0 million primarily due to our dispositions of Komo Plaza in December 2016 and the Brindleyplace Project in February 2017. The decreases due to these property sales were offset by timing of rental payments and a termination payment received from the largest tenant at 25 Cabot Square.

Cash Flows from Investing Activities

Cash flows from investing activities generally includes payments made for the acquisition of our real estate investments and capital expenditures at our properties, proceeds from the sale of our real estate investments and activities related to our real estate loans receivable. Net cash from investing activities increased $293.4 million for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to the sale of the Brindleyplace Project in February 2017. The primary factors that contributed to the change between the two periods are summarized below.

2017

•
We received proceeds of $299.2 million from the sale of the Brindleyplace Project. The Brindleyplace Project was sold for a contract sales price of £260.0 million (approximately $325.1 million based on an exchange rate of $1.25 per GBP as of the transaction date). The Brindleyplace JV acquired the property in July 2010 for £186.2 million (approximately $282.5 million based on an exchange rate of $1.52 per GBP as of the transaction date).

•	We paid $8.4 million in capital expenditures at our operating properties.

2016

•	We paid $2.0 million in capital expenditures at our operating properties.

•	We made real estate loans of $1.2 million and received proceeds from the collection of real estate loans receivable of $0.2 million.

Cash Flows from Financing Activities

Public Offerings

As described previously, we ceased offering primary shares pursuant to our public offerings in April 2014. During the three months ended March 31, 2017 and 2016, respectively, we redeemed $19.9 million and $15.2 million in shares of our common stock through our share redemption program.

Distributions

We have declared distributions for the months of January 2016 through May 2017 at an amount equal to $0.0017808 per share, per day. Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. Distributions paid to stockholders (including those reinvested in stock) during the three months ended March 31, 2017 and 2016 were $44.5 million and $44.5 million, respectively.

Our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid to stockholders. Excluding the special distribution to the noncontrolling interest in the Brindleyplace JV from sales proceeds of the Brindleyplace Project, we funded 36% and 32% of total distributions for the three months ended March 31, 2017 and 2016, respectively, with cash flows from financing activities, which may include proceeds from our public offerings and proceeds from our debt financings. See “— Results of Operations — Funds from Operations and Modified Funds from Operations” for additional information regarding our performance.

The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities				Cash Flows From Financing Activities
2017
March 31, 2017	21,614	22,883	44,497	55,356	28,819	(1)	64%	(1)	15,932	(1)	36%	(1)
Total	$21,614	$22,883	$44,497	$55,356	$28,819		64%		$15,932		36%

2016
December 31, 2016	$21,843	$23,539	$45,382	$752	$33,535		73%		$12,599		27%
September 30, 2016	21,617	23,611	45,228	2,671	46,501		97%		1,398		3%
June 30, 2016	21,232	23,402	44,634	1,281	45,915		100%		—		—%
March 31, 2016	21,128	23,451	44,579	987	30,824		68%		14,742		32%
Total	$85,820	$94,003	$179,823	$5,691	$156,775		85%		$28,739		15%

(1)
These amounts exclude the $55.1 million special distribution paid to the noncontrolling interest partner in the Brindleyplace JV, which were made using proceeds from the sale of the Brindleyplace Project in February 2017.

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our Revolving Credit Facility to provide funding for near-term investment or working capital needs. As mentioned previously, our portfolio was 42% leveraged as of March 31, 2017 (based on the values of our real estate investments) with a weighted average interest rate of 2.5%.

Below is additional information regarding our loan activities for the three months ended March 31, 2017 and 2016. See Note 5 — Debt Financing for additional information regarding our outstanding debt:

2017

•	We borrowed approximately $38.0 million and made payments of $10.0 million under our Revolving Credit Facility.

•	We made a payment of $151.4 million to fully pay down the secured mortgage loan related to the Brindleyplace Project upon the sale of the property in February 2017.

•	We made payments of $1.3 million on our remaining outstanding mortgage loans.

2016

•	We borrowed approximately $34.0 million and made payments of $35.0 million under our Revolving Credit Facility.

•	We made payments of $2.9 million on our remaining outstanding mortgage loans.
.

Results of Operations

Same-store Analysis

The following table presents the property-level revenues in excess of expenses for the three months ended March 31, 2017, as compared to the same period in 2016, by reportable segment. Same-store properties for the three months ended March 31, 2017 include 40 properties that were 93% and 96% leased as of March 31, 2017 and March 31, 2016, respectively (amounts in thousands, except for percentages):

	Three Months Ended March 31,		Change
	2017	2016	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$27,934	$28,044	$(110)	—%
Domestic other investments	15,613	16,139	(526)	(3)%
International office investments	17,967	21,046	(3,079)	(15)%
International other investments	7,285	7,016	269	4%
Total same-store properties	68,799	72,245	(3,446)	(5)%
Disposed properties (2)	2,263	8,907	(6,644)	(75)%
Total property revenues in excess of expenses	$71,062	$81,152	$(10,090)	(12)%

Other
Depreciation and amortization	$37,609	$43,630	$(6,021)	(14)%
Gain (loss) on sale of real estate investments	$85,188	$—	$85,188	—%
Interest expense	$14,684	$16,260	$(1,576)	(10)%
Income tax provision (benefit)	$(848)	$1,839	$(2,687)	(146)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

(2)	Includes the property revenues in excess of expenses for the Brindleyplace Project, which was sold in February 2017 and Komo Plaza, which was sold in December 2016.

In total, property revenues in excess of expenses of our same-store properties decreased by 5% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

•	International office investments:

◦
Revenues in excess of expenses of Perspective Défense decreased $2.2 million primarily due to vacancies at the building. Perspective Défense was 47% leased at March 31, 2017, compared to 100% leased at March 31, 2016.

◦
Declines in foreign currency exchange rates against the U.S. dollar continue to cause declines in the operating results of some of our international properties. Specifically, the British pound declined 14% against the U.S. dollar during the three months ended March 31, 2017 compared with the same period in 2016. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our exposure to foreign currency exchange rates.

Other changes

The decrease in depreciation and amortization in the table above is primarily due to declining foreign currency exchange rates as described above, as well as sales of Komo Plaza in 2016 and the Brindleyplace Project in 2017.

The increase in the gain on sale of real estate investments in the table above is due to the gain recognized upon the sale of the Brindleyplace Project in February 2017. The gain recognized is net of foreign exchange losses that had been recognized as other comprehensive income within stockholders’ equity, and reclassified into earnings upon sale of the project.

The decrease in interest expense in the table above is primarily due to our lower debt balance for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

The change in income tax provision (benefit) is primarily due to a $1.8 million deferred tax benefit recorded during the three months ended March 31, 2017 in relation to our properties in Poland.

Other Expenses

The table below provides detail relating to our asset management and acquisition fees, acquisition-related expenses, and general and administrative expenses for the three months ended March 31, 2017 and 2016.  All amounts in thousands, except percentages:

	Three Months Ended March 31,		Change
	2017	2016	$	%
Acquisition fees	$—	$—	$—	—%
Asset management fees	9,366	9,191	175	2%
Asset management and acquisition fees	$9,366	$9,191	$175	2%

Acquisition-related expenses	$60	$141	$(81)	(57)%
General and administrative expenses	$3,146	$2,987	$159	5%

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

During the three months ended March 31, 2017 and 2016, these gain/losses were primarily related to the effect of remeasuring our borrowings denominated in currencies other than our functional currencies and the changes to the related exchange rates between the date of the borrowing and the end of each period.

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

In addition to FFO, management uses Modified Funds from Operations (“MFFO”), as defined by the Investment Program Association (the “IPA”), as a non-GAAP supplemental financial performance measure to evaluate our operating performance. The IPA has recommended the use of MFFO as a supplemental measure for publicly registered, non-listed REITs to enhance the assessment of the operating performance of a non-listed REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be useful as a measure of the long-term operating performance of our investments or as a comparative measure to other publicly registered, non-listed REITs if we do not continue to operate with a limited life and targeted exit strategy, as currently intended and described herein. MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are appropriate. Such items include reversing the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment and certain other items as described below. Some of these adjustments are necessary to address changes in the accounting and reporting rules under GAAP such as the accounting for acquisition-related expenses from a capitalization/depreciation model to an expensed-as-incurred model that were put into effect in 2009 and other changes to GAAP rules for real estate subsequent to the establishment of NAREIT’s definition of FFO. These changes in the accounting and reporting rules under GAAP affected all industries, and as a result of these changes, acquisition fees and expenses have typically been accounted for as operating expenses under GAAP. Management believes these fees and expenses do not affect our overall long-term operating performance. These changes also have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives. We expect that once we adopt ASU 2017-01, any acquisition-related expenses related to real estate acquisitions that we make thereafter will be capitalized rather than expensed. Therefore, we will not include adjustments for acquisition-related expenses for any such acquisitions when calculating MFFO.

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

The purchase of properties, and the corresponding expenses associated with that process, including acquisition fees and expenses, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our stockholders. As noted above, with respect to acquisitions of real properties prior to our adoption of ASU 2017-01, MFFO excludes acquisition fees payable to our Advisor and acquisition expenses related to such acquisitions. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to our stockholders. In connection with any future acquisitions of real properties, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to our Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. Since MFFO excludes acquisition fees and expenses related to all of our acquisitions, MFFO would only be comparable to the operations of non-listed REITs that have completed their acquisition activity and have other similar operating characteristics.

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

MFFO is useful in assisting management and investors in assessing the sustainability (that is, the capacity to continue to be maintained) of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations (in thousands, except per share amounts) for the three months ended March 31, 2017 and 2016 and the period from inception (December 10, 2008) through March 31, 2017. As we have recently completed the acquisition phase of our life cycle, FFO and MFFO are not useful in comparing operations for the two periods presented below.

	Three Months Ended March 31,		Period from Inception (December 10, 2008) through March 31, 2017
	2017	2016
Net income (loss)	$98,942	$6,476	$52,167
Depreciation and amortization (1)	37,609	43,630	886,691
Loss (gain) on sale of investment property (2)	(85,188)	—	(291,199)
Gain on sale of property from unconsolidated subsidiary	—	—	(7,196)
Adjustments for noncontrolling interests (3)	(981)	(1,645)	(30,126)
Funds from Operations attributable to common stockholders	50,382	48,461	610,337
Loss (gain) on derivative instruments (4)	12	562	(4,767)
Loss (gain) on foreign currency (5)	(6,148)	(88)	36,545
Other components of revenues and expenses (6)	18,529	(4,376)	(33,133)
Acquisition fees and expenses (7)	60	141	223,081
Adjustments for noncontrolling interests (3)	315	727	6,290
Modified Funds From Operations attributable to common stockholders	$63,150	$45,427	$838,353
Basic and diluted income (loss) per common share	$0.03	$0.02	$(0.34)
Funds From Operations attributable to common stockholders per common share	$0.18	$0.18	$3.96
Modified Funds From Operations attributable to common stockholders per common share	$0.23	$0.17	$5.44
Weighted average shares outstanding	277,638	275,102	154,139

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

(6)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		Period from Inception (December 10, 2008) through March 31, 2017
	2017	2016
Straight-line rent adjustment (a)	$14,009	$(7,316)	$(91,505)
Amortization of lease incentives (b)	4,128	2,720	30,612
Amortization of out-of-market leases (b)	386	256	25,077
Other	6	(36)	2,683
	$18,529	$(4,376)	$(33,133)

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

(7)
Represents acquisition expenses and acquisition fees paid to our Advisor that were expensed in our condensed consolidated statements of operations because the acquisitions were completed prior to our adoption of ASU 2017-01. We funded such costs with proceeds from our offering, and therefore do not consider these expenses in evaluating our operating performance and determining MFFO.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, proceeds from the sale of assets, borrowings and/or proceeds from the DRP Offering. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

From inception through March 31, 2017, we declared distributions to our stockholders totaling $827.6 million, compared to total aggregate FFO of $610.3 million and cash flows from operating activities of $529.5 million. For the three months ended March 31, 2016, we declared distributions to our stockholders totaling $44.6 million, compared to total aggregate FFO of $48.5 million. For the three months ended March 31, 2017, we declared distributions to our stockholders totaling $44.5 million, compared to total aggregate FFO of $50.4 million. During our offering and investment stages, we incurred acquisition fees and expenses in connection with our real estate investments, which were recorded as reductions to net income (loss) and FFO. These fees and expenses totaled $223.1 million from inception through March 31, 2017.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. See Note 7 — Related Party Transactions in this Quarterly Report on Form 10-Q and Note 9 — Related Party Transactions in our Annual Report of Form 10-K for the year ended December 31, 2016 for additional information concerning our related-party transactions.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At March 31, 2017, we had fixed-rate debt of $317.6 million and variable-rate debt of $1.8 billion. If interest rates were to increase by 1% and all other variables were held constant, we would incur $18.0 million in additional annual interest expense associated with our variable-rate debt. Additionally, we hedged approximately $407.3 million of our variable-rate debt using interest rate caps, which limit our exposure to rising interest rates. As of March 31, 2017, the variable interest rates did not exceed their capped interest rates.

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

	Reduction in Book Value as of March 31, 2017	Reduction in Net Income (Loss) for the Three Months Ended March 31, 2017
AUD	$9,902	$177
EUR	$10,900	$578
GBP	$19,001	$5,321
RUB	$6,822	$121

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of May 15, 2017, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. With the exception of the risk factor set forth below, there have been no material changes to the risk factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

The United Kingdom’s determination to exit the European Union could adversely affect market rental rates and commercial real estate values in the United Kingdom and Europe.
On June 23, 2016, the United Kingdom held a non-binding referendum in which a majority of voters voted in favor of the United Kingdom’s exit from the European Union, or “Brexit.” On March 29, 2017, the United Kingdom gave formal notice of its exit from the European Union and commenced the two-year period of negotiations to determine the terms of the United Kingdom’s relationship with the European Union after the exit, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of the exit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The announcement of the Brexit vote caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. In addition, the uncertainty caused by the Brexit vote and the notice of departure may:

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

Each of these effects may occur before the United Kingdom departs from the European Union because the capital and credit markets are subject to volatility and disruption caused by the uncertainty introduced by the Brexit vote and the notice of departure. As of March 31, 2017, 9.6% of our real estate investment portfolio was located in London, England. A decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our portfolio, which could, among other things, adversely affect our business and financial condition.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

All eligible requests for redemption that were received for the three months ended March 31, 2017 were redeemed and the redemptions were funded with proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
January 1, 2017 to January 31, 2017	500,687	$9.93	500,687	272,384
February 1, 2017 to February 28, 2017	642,329	$9.96	642,329	129,733
March 1, 2017 to March 31, 2017	854,416	$9.93	854,416	—
Total	1,997,432	$9.94	1,997,432

(1)
This amount represents the number of shares available for redemption on March 31, 2017. Our share redemption program was first announced at the commencement of our initial public offering in February 2009. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year, and unless our board of directors determines otherwise, redemptions will be further limited to the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder.

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

HINES GLOBAL REIT, INC.

May 15, 2017	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

May 15, 2017	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.		Description
3.1
Articles of Amendment and Restatement of Hines Global REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (File No. 333-156742), as amended and supplemented (the “Registration Statement”) on August 3, 2009 and incorporated by reference herein)

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
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 15, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*		Filed herewith