Form 10-Q
period 2017-06-30
Hines Global REIT, Inc.
filed 2017-08-14
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of August 7, 2017, approximately 276.4 million shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	December 31, 2016
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$2,882,045	$3,049,643
Cash and cash equivalents	119,466	127,393
Restricted cash	50,025	29,331
Derivative instruments	13	40
Tenant and other receivables, net	75,384	109,879
Intangible lease assets, net	457,018	506,075
Deferred leasing costs, net	134,738	127,995
Deferred financing costs, net	1,937	2,425
Real estate loans receivable, net	16,372	15,291
Other assets	28,617	20,360
Total assets	$3,765,615	$3,988,432
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$110,875	$110,219
Due to affiliates	7,292	17,914
Intangible lease liabilities, net	75,985	82,354
Other liabilities	36,471	41,233
Derivative instruments	771	—
Distributions payable	14,788	21,178
Notes payable, net	1,972,646	2,207,299
Total liabilities	2,218,828	2,480,197

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 276,796 and 277,331 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	277	277
Additional paid-in capital	2,496,719	2,507,186
Accumulated distributions in excess of earnings	(875,783)	(843,900)
Accumulated other comprehensive income (loss)	(154,616)	(199,929)
Total stockholders’ equity	1,466,597	1,463,634
Noncontrolling interests	80,190	44,601
Total equity	1,546,787	1,508,235
Total liabilities and equity	$3,765,615	$3,988,432

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2017 and 2016
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$93,359	$109,033	$193,691	$219,651
Other revenue	6,453	12,604	12,487	20,880
Total revenues	99,812	121,637	206,178	240,531
Expenses:
Property operating expenses	21,252	22,638	41,702	45,618
Real property taxes	12,216	12,315	24,857	24,696
Property management fees	2,106	2,321	4,298	4,740
Depreciation and amortization	34,634	46,074	72,244	89,704
Acquisition related expenses	52	31	113	172
Asset management and acquisition fees	9,514	9,079	18,880	18,269
General and administrative expenses	2,107	2,930	5,274	5,916
Total expenses	81,881	95,388	167,368	189,115
Income (loss) before other income (expenses) and benefit (provision) for income taxes	17,931	26,249	38,810	51,416
Other income (expenses):
Gain (loss) on derivative instruments	(789)	(117)	(802)	(679)
Equity in earnings (losses) of unconsolidated entities	—	7,565	—	7,601
Gain (loss) on sale of real estate investments	55,416	—	140,605	—
Foreign currency gains (losses)	708	(6,925)	7,328	(7,080)
Interest expense	(14,905)	(16,332)	(29,588)	(32,591)
Other income (expenses)	138	(152)	240	(65)
Income (loss) before benefit (provision) for income taxes	58,499	10,288	156,593	18,602
Benefit (provision) for income taxes	8,651	(1,133)	9,499	(2,972)
Net income (loss)	67,150	9,155	166,092	15,630
Net (income) loss attributable to noncontrolling interests	(18,122)	(1,645)	(108,590)	(2,931)
Net income (loss) attributable to common stockholders	$49,028	$7,510	$57,502	$12,699
Basic and diluted income (loss) per common share	$0.18	$0.03	$0.21	$0.05
Distributions declared per common share	$0.16	$0.16	$0.32	$0.32
Weighted average number of common shares outstanding	276,999	275,442	277,317	275,272
Net comprehensive income (loss):
Net income (loss)	$67,150	$9,155	$166,092	$15,630
Other comprehensive income (loss):
Foreign currency translation adjustment	20,901	(23,062)	48,688	(12,930)
Net comprehensive income (loss)	88,051	(13,907)	214,780	2,700
Net comprehensive (income) loss attributable to noncontrolling interests	(18,194)	(99)	(111,965)	(698)
Net comprehensive income (loss) attributable to common stockholders	$69,857	$(14,006)	$102,815	$2,002

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2017 and 2016
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2017	277,331	$277	$2,507,186	$(843,900)	$(199,929)	$1,463,634	$44,601
Issuance of common shares	4,575	5	46,210	—	—	46,215	—
Contribution from noncontrolling interest	—	—	—		—	—	33
Distributions declared	—	—	—	(89,385)	—	(89,385)	(21,307)
Distributions on Convertible Preferred Equity Certificates (CPEC)	—	—	—	—	—	—	(55,102)
Redemption of common shares	(5,110)	(5)	(56,649)	—	—	(56,654)	—
Issuer costs	—	—	(28)	—	—	(28)	—
Net income (loss)	—	—	—	57,502	—	57,502	108,590
Foreign currency translation adjustment	—	—	—	—	40,329	40,329	52
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	4,984	4,984	3,323
Balance as of June 30, 2017	276,796	$277	$2,496,719	$(875,783)	$(154,616)	$1,466,597	$80,190

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2016	274,482	$274	$2,476,744	$(815,127)	$(163,096)	$1,498,795	$47,929
Issuance of common shares	4,736	5	47,120	—	—	47,125	—
Distributions declared	—	—	—	(89,213)	—	(89,213)	(767)
Distributions on CPECs	—	—	—	—	—	—	(1,501)
Redemption of common shares	(3,586)	(3)	(35,954)	—	—	(35,957)	—
Issuer costs	—	—	(26)	—	—	(26)	—
Net income (loss)	—	—	—	12,699	—	12,699	2,931
Foreign currency translation adjustment	—	—	—	—	(10,697)	(10,697)	(2,233)
Balance as of June 30, 2016	275,632	$276	$2,487,884	$(891,641)	$(173,793)	$1,422,726	$46,359

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$166,092	$15,630
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	82,416	99,199
Deferred income tax provision (benefit)	(11,172)	—
Equity in (earnings) losses of unconsolidated entities	—	(7,601)
Distributions from unconsolidated entities	—	7,601
Foreign currency (gains) losses	(7,328)	7,080
(Gain) loss on the sale of real estate investments	(140,605)	—
(Gain) loss on derivative instruments	802	679
Changes in assets and liabilities:
Change in other assets	2,936	(2,196)
Change in tenant and other receivables	11,677	(14,114)
Change in deferred leasing costs	(21,120)	(19,302)
Change in accounts payable and accrued expenses	(4,744)	98
Change in other liabilities	(2,909)	(1,721)
Change in due to affiliates	(10,295)	(465)
Net cash from operating activities	65,750	84,888
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of real estate investments	434,736	—
Capital expenditures at operating properties and developments	(22,394)	(7,984)
Distributions from unconsolidated entity in excess of equity in earnings	—	1,781
Investments in real estate loans receivable	(1,192)	(3,044)
Proceeds from collection of real estate loans receivable	112	9,641
Net cash from investing activities	411,262	394
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common shares	(50,717)	(35,098)
Payments of issuer costs	(32)	(29)
Distributions paid to stockholders and noncontrolling interests	(126,048)	(44,312)
Proceeds from notes payable	60,718	71,000
Payments on notes payable	(354,335)	(76,698)
Change in security deposit liability	(33)	139
Deferred financing costs paid	(176)	(207)
Payments related to interest rate contracts	—	(55)
Net cash used in financing activities	(470,623)	(85,260)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6,378	(2,451)
Net change in cash, cash equivalents, and restricted cash	12,767	(2,429)
Cash, cash equivalents, and restricted cash, beginning of period	156,724	156,391
Cash, cash equivalents, and restricted cash, end of period	$169,491	$153,962

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2017 and 2016

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2016 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of June 30, 2017, the results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

In March 2015, the Company completed its investment of the proceeds raised through its public offerings. As of June 30, 2017, the Company owned interests in 38 real estate investments, consisting of the following types of investments:

•	Domestic office investments (11 investments)

•	Domestic other investments (6 investments)

•	International office investments (10 investments)

•	International other investments (11 investments)

Discussed below are additional details related to the Company’s investment in real estate-related debt as of June 30, 2017. This investment is included in the Company’s domestic other investments segment. All other investments are operating real estate investments.

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has two loans receivable, totaling $16.2 million, outstanding as of June 30, 2017. The Company is not affiliated with Flagship Capital GP. See Note 4 — Real Estate Loans Receivable for additional information regarding these loans receivable.

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

	June 30, 2017	December 31, 2016
Maximum risk of loss (1)	$15,469	$30,446
Assets held by VIEs	$76,300	$136,705
Assets held as collateral for debt	$76,300	$136,705
Liabilities held by VIEs	$48,878	$91,792

(1)	Represents the Company's contributions, net of distributions, made to the consolidated VIEs.

Restrictions on the use of a VIE’s assets are significant because they serve as collateral for such VIE’s debt, and the Company is generally required to obtain its partners’ approval in accordance with the respective joint venture agreements for any major transactions. Transactions with these joint ventures on the Company’s consolidated financial statements primarily relate to (i) contributions for the funding of loans receivable or distributions related to the receipt of proceeds from the collection of loans receivable at the Flagship JV or (ii) operating distributions received from the WaterWall Place JV and the Aviva Coral Gables JV, respectively. The Company and its partners are subject to the provisions of the joint venture agreements for the VIEs, which include provisions for when additional contributions may be required. During the six months ended June 30, 2017, the Company received distributions of $37.5 million, which included a $35.3 million distribution from the sale of Aviva Coral Gables in June 2017, net of capital contributions of $0.5 million in accordance with the Company’s respective joint venture agreements. During the six months ended June 30, 2016, the Company received capital distributions of $10.9 million, net of capital contributions of $0.1 million in accordance with the Company’s respective joint venture agreements. This activity is eliminated in consolidation of the VIEs, but increases, or decreases in the case of distributions received, the Company’s maximum risk of loss.

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

Reclassifications

In connection with the adoption of ASU 2016-18 regarding the presentation of restricted cash in the statements of cash flows, the Company reclassified $2.6 million of restricted cash from investing activities on the statements of cash flows to the cash, cash equivalents, and restricted cash balances in 2016 to be consistent with the 2017 presentation.

Tenant and Other Receivables

Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $3.1 million and $2.5 million at June 30, 2017 and December 31, 2016, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing (see Note 5 — Debt Financing).  These fees are presented as a reduction to the related debt liability for permanent mortgages and as an asset for revolving credit arrangements.  In total, deferred financing costs (net of amortization) were $8.9 million and $10.8 million as of June 30, 2017 and December 31, 2016, respectively.  These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended June 30, 2017 and 2016, $1.2 million and $1.3 million, respectively, were amortized into interest expense in the accompanying condensed consolidated statement of operations. For the six months ended June 30, 2017 and 2016, $2.3 million and $2.6 million, respectively, were amortized into interest expense in the accompanying condensed consolidated statement of operations.

Other Assets

Other assets included the following (in thousands):

	June 30, 2017	December 31, 2016
Prepaid expenses	$3,679	$2,647
Deferred tax assets(1)	24,649	11,259
Other(2)	289	6,454
Other assets	$28,617	$20,360

(1)	The change in deferred tax assets is primarily due to the restructuring of certain of the Company’s Polish subsidiaries as a result of the recent tax law changes in Poland.

(2)	Primarily consists of $6.3 million held by an escrow agent as of December 31, 2016. This amount was returned to the Company in January 2017.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month or quarter to which they relate. As of June 30, 2017 and December 31, 2016, respectively, the Company recorded liabilities of $24.9 million and $27.3 million related to prepaid rental payments, which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease, including rent holidays, if any. Straight-line rent receivable was $56.4 million and $89.4 million as of June 30, 2017 and December 31, 2016, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 to provide guidance on recognizing revenue from contracts with customers. This ASU’s core objective is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. The amendments also replace prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. Subsequent to ASU 2014-09, the FASB has issued multiple ASUs clarifying multiple aspects of the new revenue recognition standard, which include the deferral of the effective date by one year, and additional guidance for partial sales of non-financial assets. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with retrospective or modified retrospective adoption.

Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this pronouncement. The Company is currently evaluating each of its revenue streams to identify differences in the timing, measurement or presentation of revenue recognition under the new standard, and has elected the modified retrospective method of adoption. Rental income from leasing arrangements is specifically excluded from ASU 2014-09, and will be evaluated by the Company in its adoption of the lease accounting standard, ASU 2016-02 (described below). Once ASU 2016-02 goes into effect, the new revenue standard may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. In that case, the revenue from these items previously recognized on a straight-line basis under current lease guidance would be recognized under the new revenue guidance as the related services are delivered. As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern would be different. Excluding revenues related to leasing transactions, the adoption of this standard may impact other sources of our revenue, primarily revenues generated from property dispositions. We believe there may be an impact in the timing associated with recognizing some of these revenues.

In February 2016, the FASB issued ASU 2016-02 will require companies that lease assets to recognize on the balance sheet the right-of-use assets and related lease liabilities.   The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance is effective for public entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements relating to its lessor leases and other lessee leases, if any. The Company has currently identified certain areas the Company believes may be impacted by the adoption of ASU 2016-02, which include:

•
The bifurcation of lease arrangements in which contractual amounts due are on a gross basis and the amount under contract is not allocated between rental and expense reimbursements, such as real estate taxes and insurance. This process would be based on the underlying fair values of these items.

•
The Company has ground lease agreements in which the Company is the lessee for land underneath New City and the lessee for land underneath the properties in the Poland Logistics Portfolio that the Company currently accounts for as operating leases. Upon adoption of ASU 2016-02, the Company will record any rights and obligations under these leases as an asset and liability at fair value in the Company’s consolidated balance sheets.

•	Determination of costs to be capitalized associated with leases. ASU 2016-02 will limit the capitalization associated with certain costs to costs that are a direct result of obtaining a lease.

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

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Buildings and improvements	$2,449,312	$2,612,274
Less: accumulated depreciation	(248,338)	(246,940)
Buildings and improvements, net	2,200,974	2,365,334
Land	681,071	684,309
Investment property, net	$2,882,045	$3,049,643

In February 2017, the Brindleyplace JV, in which the Company owned a 60% interest, sold the Brindleyplace Project for a contract sales price of £260.0 million (approximately $325.1 million based on an exchange rate of $1.25 per GBP as of the transaction date). The Brindleyplace JV acquired the property in July 2010 for £186.2 million (approximately $282.5 million based on an exchange rate of $1.52 per GBP as of the transaction date). The Company recognized a gain on sale of this asset of $85.1 million net of disposition fees, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss).

In June 2017, the Aviva Coral Gables JV, in which the Company owned an 83% interest, sold Aviva Coral Gables, for a contract sales price of $100.0 million. The Aviva Coral Gables JV completed the construction of the property in April 2015 for a total cost of $62.0 million. The Company recognized a gain on sale of this asset of $39.3 million net of disposition fees, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss).

In June 2017, the Company completed the sale of Southpark, for a contract sales price of $41.1 million. The Company acquired the property in October 2010 for a purchase price of $31.2 million. The Company recognized a gain on sale of this asset of $16.3 million net of disposition fees, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss).

As of June 30, 2017, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$743,887	$90,207	$(113,847)
Less: accumulated amortization	(323,384)	(53,692)	37,862
Net	$420,503	$36,515	$(75,985)

As of December 31, 2016, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$793,018	$96,912	$(116,717)
Less: accumulated amortization	(334,249)	(49,606)	34,363
Net	$458,769	$47,306	$(82,354)

Amortization expense of in-place leases was $17.8 million and $27.5 million for the three months ended June 30, 2017 and 2016, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $0.9 million for the three months ended June 30, 2017, and a decrease to rental revenue of $1.3 million for the three months ended June 30, 2016.

Amortization expense of in-place leases was $38.2 million and $52.7 million for the six months ended June 30, 2017 and 2016, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $0.5 million for the six months ended June 30, 2017 and a decrease to rental revenue of $1.6 million for the six months ended June 30, 2016.

Anticipated amortization of in-place leases and out-of-market leases, net, for the period from July 1, 2017 through December 31, 2017 and for each of the years ending December 31, 2018 through December 31, 2021 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
July 1, 2017 through December 31, 2017	$31,854	$(491)
2018	54,807	(1,937)
2019	43,696	(3,388)
2020	34,989	(3,262)
2021	23,951	(1,057)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space. As of June 30, 2017, the approximate fixed future minimum rentals for the period from July 1, 2017 through December 31, 2017, for each of the years ending December 31, 2018 through December 31, 2021 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
July 1, 2017 through December 31, 2017	$144,341
2018	271,772
2019	252,737
2020	221,301
2021	186,370
Thereafter	956,097
Total	$2,032,618

During the six months ended June 30, 2017 and 2016, the Company did not earn more than 10% of its total rental revenue from any individual tenant.

4. REAL ESTATE LOANS RECEIVABLE

Real estate loans receivable included the following at June 30, 2017 and December 31, 2016 (in thousands):

Property	Original Funding Date	Maturity Date	Interest Rate		Total Loan Commitment	Balance as of June 30, 2017	Balance as of December 31, 2016
Flagship Capital JV
Randall’s	7/28/2014	7/28/2018	6.25%	(1)	$10,939	$9,536	$8,953
Finesilver	7/31/2014	10/31/2017	6.45%	(2)	7,233	6,713	6,271
			6.33%		$18,172	$16,249	$15,224
(Origination) / Exit fees						123	67
Total Real Estate Loans Receivable						$16,372	$15,291

(1)	In June 2017, the maturity date of this loan was extended to July 28, 2018.

(2)	In February 2017, the maturity date of this loan was extended to October 31, 2017.

5. DEBT FINANCING

As of June 30, 2017 and December 31, 2016, the Company had approximately $2.0 billion and $2.2 billion of principal outstanding, respectively, with a weighted average years to maturity of 2.1 years and 2.4 years, respectively, and a weighted average interest rate of 2.6% and 2.4%, respectively. The following table describes the Company’s debt outstanding at June 30, 2017 and December 31, 2016 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date		Interest Rate Description	Interest Rate as of June 30, 2017		Principal Outstanding at June 30, 2017	Principal Outstanding at December 31, 2016
Secured Mortgage Debt
Brindleyplace Project	7/1/2010	7/7/2017	(1)	Variable	N/A		$—	$149,343
Fifty South Sixth	11/4/2010	11/3/2018		Variable	2.65%		125,000	125,000
Flagship Capital JV	7/2/2014	7/2/2019		Variable, subject to floor of 4.25%	4.25%		1,210	512
100 Brookes	7/13/2012	1/31/2018	(2)	Variable	3.77%		27,670	31,109
Poland Logistics Portfolio	8/2/2012	6/28/2019		Variable, subject to interest rate cap	2.00%		68,518	64,294
Minneapolis Retail Center	8/2/2012	8/10/2019		Fixed	3.50%		65,500	65,500
825 Ann	11/16/2012	11/20/2018		Variable, subject to interest rate cap	2.32%		62,283	58,320
Mercedes Benz Bank	2/7/2013	12/31/2019	(3)	Variable, subject to interest rate cap	1.23%		37,865	35,041
465 Victoria	2/28/2013	12/3/2018		Variable, subject to interest rate cap	2.97%		40,895	38,293
New City	3/28/2013	3/18/2018		Variable, subject to interest rate cap	2.30%		78,127	73,612
One Westferry Circus	5/9/2013	5/5/2020		Fixed	3.30%		62,410	59,213
The Campus at Playa Vista	5/14/2013	12/1/2018		Variable	2.46%		150,000	150,000
Perspective Défense	6/21/2013	7/25/2019		Variable, subject to interest rate cap	2.17%		79,961	73,612
Fiege Mega Centre	10/18/2013	10/31/2018		Variable, subject to interest rate cap	1.37%		25,819	23,924
55 M Street	12/9/2013	12/9/2017		Variable	2.67%		72,000	72,000
25 Cabot Square	3/26/2014	3/26/2020		Fixed	3.50%		160,900	152,658
Simon Hegele Logistics	4/28/2014	6/15/2019		Fixed	1.90%		40,165	37,167
818 Bourke	10/31/2014	10/31/2019		Variable, subject to interest rate cap	2.37%		65,523	62,254
The Summit	3/4/2015	4/1/2022		Variable	2.61%		170,000	170,000
Harder Logistics Portfolio	4/1/2015	2/28/2021		Variable, subject to interest rate cap	0.95%		77,907	72,275
Other Notes Payable
JPMorgan Chase Revolving Credit Facility - Revolving Loan	4/13/2012	6/29/2019		Variable	2.73%	(4)	28,000	119,000
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	6/29/2019		Variable	2.68%		495,000	495,000
WaterWall Place Loan	6/29/2012	5/8/2018		Variable	2.83%	(4)	44,897	44,897
Aviva Coral Gables JV Loan (5)	5/10/2013	7/10/2017		Variable	N/A		—	42,693
Total Principal Outstanding							$1,979,650	$2,215,717
Unamortized Deferred Financing Fees							$(7,004)	$(8,418)
Notes Payable							$1,972,646	$2,207,299

(1)	In February 2017, the Brindleyplace JV sold the Brindleyplace Project and paid off the secured mortgage loan in full with proceeds from the sale.

(2)
In May 2017, the Company entered into an amendment to the 100 Brookes loan which extended the maturity date to January 31, 2018, and lowered the margin on the variable interest rate by 20 basis points. The Company also made a principal payment of $7.2 million AUD (approximately $5.4 million based on an exchange rate of $0.74 per AUD as of the transaction date) under the 100 Brookes loan.

(3)	In July 2017, the Company paid off the secured mortgage loan in full upon the sale of Mercedes Benz Bank.

(4)	Represents the weighted average interest rate as of June 30, 2017.

(5)	In June 2017, the Aviva Coral Gables JV paid off the loan in full upon the sale of Aviva Coral Gables.

The variable-rate debt has interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 0.65% to 2.50% per annum. As of June 30, 2017, $427.0 million of the Company’s variable-rate debt was capped at strike rates ranging from 1.5% to 4.0%. Additionally, as of December 31, 2016, $398.8 million of our variable rate debt was capped at strike rates ranging from 1.5% to 4.0%.

JPMorgan Chase Revolving Credit Facility

For the period from January 2017 through June 2017, the Company borrowed approximately $60.0 million and made payments of approximately $151.0 million under its revolving credit facility with JPMorgan Chase Bank, National Association (the “Revolving Credit Facility”). From July 1, 2017 through August 14, 2017, the Company made payments of $28.0 million under the Revolving Credit Facility. The payments resulted in an outstanding principal balance of $495.0 million on the Revolving Credit Facility as of August 14, 2017.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of June 30, 2017.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from July 1, 2017 through December 31, 2017, for each of the years ending December 31, 2018 through December 31, 2021 and for the period thereafter (in thousands):

	Payments due by Year (1)
	July 1, 2017 through December 31, 2017	2018	2019	2020	2021	Thereafter
Principal payments	$76,068	$558,789	$876,587	$224,514	$73,692	$170,000

(1)
In July 2017, the Company sold Mercedes Benz Bank and paid off the outstanding debt balance related to the property. This subsequent payment related to the Mercedes Benz Bank loan is not reflected in 2017 in this table, but instead at its original maturity date in 2019.

6. DERIVATIVE INSTRUMENTS

The Company has entered into several interest rate swap contracts and interest rate cap agreements as economic hedges against the variability of future interest rates on its variable interest rate borrowings.  The Company’s interest rate swaps effectively fixed the interest rates on each of the loans to which they relate and the interest rate cap contracts have effectively limited the interest rate on the loans to which they relate.  The Company has not designated any of these derivatives as hedges for accounting purposes. See Note 9 — Fair Value Measurements for additional information regarding the fair value of the Company’s interest rate contracts.

The Company has also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. These forward contracts economically fixed the currency exchange rates on each of the investments to which they related. The Company did not designate any of these contracts as fair value or cash flow hedges for accounting purposes. See Note 9 — Fair Value Measurements for additional information regarding the fair value of the Company’s foreign currency forwards.

In June 2017, the Company entered into an €80.0 million foreign currency forward contract with an effective date of June 27, 2017 and a trade date of July 10, 2017, in connection with the sale of the Mercedes Benz Bank from which the Company received proceeds in Euros. See Note 13 — Subsequent Events for additional information regarding the sale of the Mercedes Benz Bank.

The Company has not entered into any master netting arrangements with its third-party counterparties and does not offset on its condensed consolidated balance sheets the fair value amounts recorded for derivative instruments. The table below presents the fair value of the Company’s derivative instruments included in “Assets—Derivative instruments” and “Liabilities—Derivative instruments” on the Company’s condensed consolidated balance sheets, as of June 30, 2017 and December 31, 2016 (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Interest rate caps	$13	$40	$—	$—
Foreign currency forward contracts	—	—	(771)	—
Total derivatives	$13	$40	$(771)	$—

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Gain (Loss) Recorded on Derivative Instruments
	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Derivatives not designated as hedging instruments:
Interest rate caps	$(18)	$(117)	$(31)	$(679)
Foreign currency forward contracts	(771)	—	(771)	—
Total gain (loss) on derivatives	$(789)	$(117)	$(802)	$(679)

7.  DISTRIBUTIONS

The Company has declared distributions for the months of January 2016 through August 2017 at an amount equal to $0.0017808 per share, per day. The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for each of the quarters ended during 2017 and 2016, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands). The Company declares distributions to the Company’s stockholders as of daily record dates and aggregates and pays such distributions monthly.

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2017
June 30, 2017	$21,935	$22,953	$44,888	$21,053	(1)
March 31, 2017	21,614	22,883	44,497	55,356	(2)
Total	$43,549	$45,836	$89,385	$76,409
2016
December 31, 2016	$21,843	$23,539	$45,382	$752
September 30, 2016	21,617	23,611	45,228	2,671
June 30, 2016	21,232	23,402	44,634	1,281
March 31, 2016	21,128	23,451	44,579	987
Total	$85,820	$94,003	$179,823	$5,691

(1)
For the three months ended June 30, 2017, distributions declared to the noncontrolling interests included a special distribution totaling $21.0 million to our JV partner in the Aviva Coral Gables JV, as a result of the sale of Aviva Coral Gables.

(2)
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

8.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended June 30,		Six Months Ended June 30,		Unpaid as of
Type and Recipient	2017	2016	2017	2016	June 30, 2017	December 31, 2016
Issuer Costs- the Advisor	$12	$11	$28	$26	$2	$8
Acquisition Fee - the Advisor and affiliates of Hines	$—	$—	$—	$—	—	191
Asset Management Fee- the Advisor and affiliates of Hines	$9,514	$9,079	$18,880	$18,269	2,864	8,922
Disposition Fee- the Advisor	$1,040	$264	$2,879	$264	—	2,760
Other (1)	$1,312	$1,230	$2,718	$2,630	889	1,644
Property Management Fee- Hines	$1,796	$1,784	$3,632	$3,718	129	(46)
Development/Construction Management Fee- Hines	$327	$243	$491	$256	151	246
Leasing Fee- Hines	$331	$1,027	$693	$3,162	2,857	3,455
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	$2,849	$3,016	$5,649	$5,928	400	734
Due to Affiliates					$7,292	$17,914

(1)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

9.  FAIR VALUE MEASUREMENTS

As described in Note 6 — Derivative Instruments, the Company entered into several interest rate contracts as economic hedges against the variability of future interest rates on its variable interest rate borrowings. The valuation of these derivative instruments is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate contracts have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

Additionally, as described in Note 6 — Derivative Instruments, the Company has entered into several foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. The valuation of these forward contracts is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including currency exchange rate curves and implied volatilities. The Company has determined its foreign currency forward contracts valuations are classified in Level 2 of the fair value hierarchy, as they are based on observable inputs but are not traded in active markets.

Financial Instruments Fair Value Disclosures

As of June 30, 2017, the Company estimated that the fair value of its notes payable, which had a book value of $2.0 billion, was $2.0 billion. As of December 31, 2016, the Company estimated that the fair value of its notes payable, which had a book value of $2.2 billion, was $2.2 billion. Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of June 30, 2017, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

As of June 30, 2017, the Company estimated that the book values of its real estate loans receivable approximate their fair values. Management has utilized available market information, such as interest rate and spread assumptions of loans receivable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its real estate notes receivable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of real estate notes receivable utilize Level 3 inputs. However, as of June 30, 2017, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of real estate notes receivable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Financial Instruments Measured on a Nonrecurring Basis

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.  As of June 30, 2017 and June 30, 2016, there were no events that have occurred which indicated that fair value adjustments of the Company’s long-lived assets were necessary.

10. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company's investments that are not office properties in “other” based on the geographic location of the investment, due to the Company's ownership of interests in various different types of investments that do not stand alone as their own reportable segment. The Company’s reporting segments consist of the following, based on the Company’s investments as of June 30, 2017:

•	Domestic office investments (11 investments)

•	Domestic other investments (6 investments)

•	International office investments (10 investments)

•	International other investments (11 investments)

The tables below provide additional information related to each of the Company’s segments, geographic location and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts other than percentages are in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total Revenue
Domestic office investments	$43,596	$45,234	$87,691	$88,776
Domestic other investments	24,177	30,874	48,973	61,985
International office investments	21,994	27,776	46,337	54,912
International other investments	10,045	17,753	23,177	34,858
Total Revenue	$99,812	$121,637	$206,178	$240,531

For the three and six months ended June 30, 2017 and 2016 the Company’s total revenue was attributable to the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total Revenue
United States	68%	62%	67%	63%
United Kingdom	8%	16%	10%	16%
Australia	8%	6%	8%	6%
Germany	6%	6%	6%	5%
Poland	5%	5%	5%	5%
Russia	4%	2%	3%	2%
France	1%	3%	1%	3%

For the three and six months ended June 30, 2017 and 2016, the Company’s property revenues in excess of expenses by segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Property revenues in excess of expenses (1)
Domestic office investments	$27,565	$29,838	$55,504	$57,871
Domestic other investments	15,606	19,768	31,268	39,981
International office investments	13,288	21,797	31,254	42,878
International other investments	7,779	12,960	17,295	24,747
Property revenues in excess of expenses	$64,238	$84,363	$135,321	$165,477

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of June 30, 2017 and December 31, 2016, the Company’s total assets by segment was as follows (in thousands):

	June 30, 2017	December 31, 2016
Total Assets
Domestic office investments	$1,423,383	$1,454,943
Domestic other investments	814,009	901,120
International office investments	1,078,527	1,003,616
International other investments	409,170	584,726
Corporate-level accounts	40,526	44,027
Total Assets	$3,765,615	$3,988,432

As of June 30, 2017 and December 31, 2016, the Company’s total assets were attributable to the following countries:

	June 30, 2017	December 31, 2016
Total Assets
United States	60%	59%
United Kingdom	11%	15%
Australia	8%	8%
Germany	8%	7%
Poland	7%	6%
France	4%	3%
Russia	2%	2%

For the three and six months ended June 30, 2017 and 2016, the reconciliation of the Company’s total property revenues in excess of expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation to property revenues in excess of expenses
Net income (loss)	$67,150	$9,155	$166,092	$15,630
Depreciation and amortization	34,634	46,074	72,244	89,704
Acquisition related expenses	52	31	113	172
Asset management and acquisition fees	9,514	9,079	18,880	18,269
General and administrative expenses	2,107	2,930	5,274	5,916
(Gain) loss on derivatives	789	117	802	679
Equity in (earnings) losses of unconsolidated entities	—	(7,565)	—	(7,601)
(Gain) loss on sale of real estate investments	(55,416)	—	(140,605)	—
Foreign currency (gains) losses	(708)	6,925	(7,328)	7,080
Interest expense	14,905	16,332	29,588	32,591
Other (income) expenses	(138)	152	(240)	65
(Benefit) provision for income taxes	(8,651)	1,133	(9,499)	2,972
Total property revenues in excess of expenses	$64,238	$84,363	$135,321	$165,477

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$28,315	$30,657
Cash paid for taxes	$3,318	$4,862
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$14,788	$19,405
Distributions reinvested	$46,216	$47,125
Shares tendered for redemption	$10,924	$6,105
Accrued capital additions	$3,242	$2,174

12. COMMITMENTS AND CONTINGENCIES

In November 2013, Dorsey & Whitney LLP signed a lease renewal for its space in 50 South Sixth located in Minneapolis, Minnesota. In connection with this renewal, the Company committed to fund $20.8 million of tenant improvements and leasing commissions related to its space, to be paid in future periods. As of June 30, 2017, $8.6 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

In May 2016, Stinson Leonard Street LLP signed a new lease for its space in 50 South Sixth located in Minneapolis, Minnesota. In connection with this lease, the Company committed to fund $12.2 million of tenant improvements and leasing commissions related to its space, to be paid in future periods. As of June 30, 2017, $10.2 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

13. SUBSEQUENT EVENTS

Mercedes Benz Bank

In July 2017, the Company completed the sale of Mercedes Benz Bank, for a contract sales price of €117.0 million (approximately $133.2 million based on an exchange rate of $1.14 per EUR as of the transaction date). The Company acquired the Mercedes Benz Bank in February 2013 for a purchase price of €51.9 million (approximately $70.2 million based on a rate of $1.35 per EUR as of the transaction date).

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

We have substantially completed our investment phase and have accomplished one of our primary investment objectives of investing in a real estate portfolio that is diversified by asset type, geographic area, lease expirations and tenant industries. We may make additional investments in the future, from time to time, but we expect these investments will be funded using proceeds from the dispositions of other real estate investments and debt proceeds. As of June 30, 2017, we owned interests in 38 real estate investments which contain, in the aggregate, 15.4 million square feet of leasable space. Our portfolio includes the following investments:

•	Domestic office investments (11 investments)

•	Domestic other investments (6 investments)

•	International office investments (10 investments)

•	International other investments (11 investments)

Our portfolio is comprised of approximately 64% domestic and 36% international investments (based on our pro rata share of the estimated value of each of the investments) and consists of a variety of real estate asset classes. Our current investment types encompass approximately 68% office, 21% retail, 9% industrial and 2% multi-family (based on our effective interests of the estimated value of each of the investments). We believe that this diversification is directly in-line with our investment strategies of maintaining a well-diversified real estate portfolio and providing additional diversification across currencies.

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

As part of our ongoing portfolio management, we continually evaluate the merits of selling certain assets based on their current and projected market valuations, property-specific leasing and other operational dynamics, and other portfolio and market considerations.  As a result, we strategically elected to sell two properties during 2016 (@1377 and Komo Plaza), three properties during the six months ended June 30, 2017 (the Brindleyplace Project, Aviva Coral Gables, and Southpark), and the Mercedes Benz Bank in July 2017.

The following table provides additional information regarding each of the properties in which we owned an interest as of June 30, 2017.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Office Investments
Hock Plaza	Durham, North Carolina	Office	9/2010; $97.9	7.2%	327,160	99%
Fifty South Sixth	Minneapolis, Minnesota	Office	11/2010; $185.0	7.4%	698,606	93%
250 Royall	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	78%
9320 Excelsior	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	289,408	100%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	99%
The Campus at Playa Vista	Los Angeles, California	Office	5/2013; $216.6	5.7%	324,955	99%
2300 Main	Irvine, California	Office	8/2013; $39.5	6.4%	132,064	100%
55 M Street	Washington, D.C.	Office	12/2013; $140.9	4.8%	267,915	95%
The Summit	Bellevue, Washington	Office	3/2015; $316.5	5.6%	524,130	98%
Total for Domestic Office Investments					4,046,272	95%

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Other Investments (4)
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	385,778	97%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,477	100%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	766,934	91%
The Rim	San Antonio, Texas	Retail	2/2014, 4/2015, 12/2015 & 12/2016: $285.9	5.9%	1,061,994	93%
WaterWall Place	Houston, Texas	Multi-family	7/2014; $64.5	7.8% (5)	316,299	93%
Total for Domestic Other Investments					2,848,482	93%

International Office Investments
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	94,240	91%
100 Brookes St.	Brisbane, Australia	Office	7/2012; $67.6	10.5%	105,636	100%
Mercedes Benz Bank (6)	Stuttgart, Germany	Office	2/2013; $70.2	8.8%	255,927	100%
465 Victoria	Sydney, Australia	Office	2/2013; $90.8	8.0%	171,657	100%
One Westferry Circus	London, England	Office	2/2013; $124.6	7.4%	221,019	100%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,182	81%
825 Ann	Brisbane, Australia	Office	4/2013; $128.2	8.0%	206,505	97%
Perspective Défense	Paris, France	Office	6/2013; $165.8	8.5%	289,663	47%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	455,687	59%
818 Bourke	Melbourne, Australia	Office	10/2014; $135.6	7.1%	259,588	95%
Total for International Office Properties					2,544,104	82%

International Other Investments
FM Logistic	Moscow, Russia	Industrial	4/2011; $70.8	11.2%	748,578	100%
Poland Logistics Portfolio (7)	Poland	Industrial	3/2012 & 10/2012; $157.2	8.1%	2,364,264	92%
Fiege Mega Centre	Erfurt, Germany	Industrial	10/2013; $53.6	7.7%	952,540	100%
Simon Hegele Logistics	Forchheim, Germany	Industrial	6/2014 & 1/2015; $78.9	7.5%	615,555	100%
Harder Logistics Portfolio (8)	Germany	Industrial	4/2015 & 12/2015; $126.5	7.3%	1,287,065	100%
Total for International Other Investments					5,968,002	97%
Total for All Investments					15,406,860	93%	(9)

(1)
Represents the percentage leased based on the effective ownership of the Operating Partnership in the properties listed. On June 30, 2017, the Company owned a 99.99% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership.

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

The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of each property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions, with respect to each property, that in-place tenants will continue to perform under their lease agreements during the 12 months following our acquisition of the property.  In addition, with respect to Hock Plaza, Fifty South Sixth, the Poland Logistics Portfolio, the Minneapolis Retail Center, 465 Victoria, One Westferry Circus, Riverside Center, 825 Ann, the Campus at Playa Vista, The Markets at Town Center, the Avenue at Murfreesboro, 55 M Street, 818 Bourke and The Summit, the projected property revenues in excess of expenses include assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.

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

(6)	In July 2017, the Company sold Mercedes Benz Bank, for a contract sales price of €117.0 million (approximately $133.2 million based on an exchange rate of $1.14 per EUR as of the transaction date).

(7)	The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(8)	The Harder Logistics Portfolio is comprised of three logistic buildings located in Nuremberg, Karlsdorf and Duisburg, Germany.

(9)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 93%.

Other Real Estate Investments

•
Flagship Capital JV — 97% interest in a joint venture with Flagship Capital GP, which was formed to provide real estate loans. The joint venture has two loans receivable, totaling $16.2 million, outstanding as of June 30, 2017. Flagship Capital GP owns the remaining 3% interest in the joint venture. We are not affiliated with Flagship Capital GP.

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

We believe that the proper use of leverage can enhance returns on real estate investments. As of June 30, 2017, our portfolio was 40% leveraged, based on the values of our real estate investments. At that time, we had $2.0 billion of principal outstanding under our various loan agreements with a weighted average interest rate of 2.6%. Approximately $222.7 million of our loans are maturing during the next year. We generally expect to refinance these loans, but we may repay them using our revolving credit facility with JPMorgan Chase Bank, N.A. (the “Revolving Credit Facility”) or other available cash for strategic purposes or if we are unable to refinance them at satisfactory terms.

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

Net cash provided by operating activities for the six months ended June 30, 2017 was $65.8 million compared to $84.9 million for the six months ended June 30, 2016. Net cash provided by operating activities decreased by $19.1 million primarily due to our dispositions of Komo Plaza in December 2016 and the Brindleyplace Project in February 2017, as well as decreases in occupancy at 25 Cabot Square and Perspective Défense during the six months ended June 30, 2017. These decreases were offset by a termination payment received from the largest tenant at 25 Cabot Square.

Cash Flows from Investing Activities

Cash flows from investing activities generally includes payments made for the acquisition of our real estate investments and capital expenditures at our properties, proceeds from the sale of our real estate investments and activities related to our real estate loans receivable. Net cash from investing activities increased $410.9 million for the six months ended June 30, 2017 compared to the same period in 2016, primarily due to the sales of the Brindleyplace Project in February 2017 and Southpark and Aviva Coral Gables in June 2017. The primary factors that contributed to the change between the two periods are summarized below.

2017

•
We received proceeds of $434.7 million from the sale of three properties during the six months ended June 30, 2017. The proceeds received from the sales of the Brindleyplace Project, Southpark, and Aviva Coral Gables were $299.2 million, $38.3 million, and $97.2 million, respectively.

•	We paid $22.4 million in capital expenditures at our operating properties.

2016

•	We paid $8.0 million in capital expenditures at our operating properties.

•	We made real estate loans of $3.0 million and received proceeds from the collection of real estate loans receivable of $9.6 million.

•	We received distributions in excess of equity of earnings from our unconsolidated entity of $1.8 million, resulting from the sale of @1377.

Cash Flows from Financing Activities

Public Offerings

As described previously, we ceased offering primary shares pursuant to our public offerings in April 2014. During the six months ended June 30, 2017 and 2016, respectively, we redeemed $50.7 million and $35.1 million in shares of our common stock through our share redemption program.

Distributions

We have declared distributions for the months of January 2016 through August 2017 at an amount equal to $0.0017808 per share, per day. Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. Distributions paid to stockholders (including those reinvested in stock) during the three months ended June 30, 2017 and 2016 were $45.4 million and $45.1 million, respectively. Distributions paid to stockholders (including those reinvested in stock) during the six months ended June 30, 2017 and 2016 were $89.9 million and $89.6 million, respectively.

Our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid to stockholders. Excluding the special distributions to the noncontrolling interest in the Brindleyplace JV and the Aviva Coral Gables JV from sales proceeds of the Brindleyplace Project and Aviva Coral Gables, respectively, we funded 27% and 16% of total distributions for the six months ended June 30, 2017 and 2016, respectively, with cash flows from financing activities, which may include proceeds from our public offerings and proceeds from our debt financings. See “— Results of Operations — Funds from Operations and Modified Funds from Operations” for additional information regarding our performance.

The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities				Cash Flows From Financing Activities
2017
June 30, 2017	$21,935	$22,953	$44,888	$21,053	$36,931	(1)	82%	(1)	$8,027	(1)	18%	(1)
March 31, 2017	21,614	22,883	44,497	55,356	28,819	(2)	64%	(2)	15,932	(2)	36%	(2)
Total	$43,549	$45,836	$89,385	$76,409	$65,750		73%		$23,959		27%

2016
December 31, 2016	$21,843	$23,539	$45,382	$752	$33,535		73%		$12,599		27%
September 30, 2016	21,617	23,611	45,228	2,671	46,501		97%		1,398		3%
June 30, 2016	21,232	23,402	44,634	1,281	45,915		100%		—		—%
March 31, 2016	21,128	23,451	44,579	987	30,824		68%		14,742		32%
Total	$85,820	$94,003	$179,823	$5,691	$156,775		85%		$28,739		15%

(1)
These amounts exclude the $21.0 million special distribution paid to the noncontrolling interest partners in the Aviva Coral Gables JV, which were made using proceeds from the sale of Aviva Coral Gables in June 2017.

(2)
These amounts exclude the $55.1 million special distribution paid to the noncontrolling interest partner in the Brindleyplace JV, which were made using proceeds from the sale of the Brindleyplace Project in February 2017.

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our Revolving Credit Facility to provide funding for near-term investment or working capital needs. As mentioned previously, our portfolio was 40% leveraged as of June 30, 2017 (based on the values of our real estate investments) with a weighted average interest rate of 2.6%.

Below is additional information regarding our loan activities for the six months ended June 30, 2017 and 2016. See Note 5 — Debt Financing for additional information regarding our outstanding debt:

2017

•	We borrowed approximately $60.0 million and made payments of $151.0 million under our Revolving Credit Facility.

•	We made a payment of $151.4 million to fully pay down the secured mortgage loan related to the Brindleyplace Project upon the sale of the property in February 2017.

•	We made a payment of $42.7 million to fully pay down the Aviva Coral Gables loan upon the sale of the property in June 2017.

•	We made a payment of $5.4 million related to the 100 Brookes loan in May 2017.

•	We made payments of $3.8 million on our remaining outstanding mortgage loans.

2016

•	We borrowed approximately $71.0 million and made payments of $68.0 million under our Revolving Credit Facility.

•	We made payments of $8.7 million on our remaining outstanding mortgage loans.

Results of Operations

Same-store Analysis

The following table presents the property-level revenues in excess of expenses for the three months ended June 30, 2017, as compared to the same period in 2016, by reportable segment. Same-store properties for the three months ended June 30, 2017 include 38 properties that were 93% and 96% leased as of June 30, 2017 and 2016, respectively (amounts in thousands, except for percentages):

	Three Months Ended June 30,		Change
	2017	2016	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$27,565	$29,860	$(2,295)	(8)%
Domestic other investments	14,240	13,991	249	2%
International office investments	13,288	21,796	(8,508)	(39)%
International other investments	7,781	8,104	(323)	(4)%
Total same-store properties	62,874	73,751	(10,877)	(15)%
Disposed properties	1,364	10,612	(9,248)	(87)%
Total property revenues in excess of expenses	$64,238	$84,363	$(20,125)	(24)%

Other
Depreciation and amortization	$34,634	$46,074	$(11,440)	(25)%
Gain (loss) on sale of real estate investments	$55,416	$—	$55,416	—%
Interest expense	$14,905	$16,332	$(1,427)	(9)%
Income tax provision (benefit)	$(8,651)	$1,133	$(9,784)	(864)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

In total, property revenues in excess of expenses of our same-store properties decreased by 15% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

•	Domestic office investments:

◦
Revenues in excess of expenses of The Summit decreased $0.7 million primarily due to the refund of a city office tower construction permit at The Summit in 2016.  The building permit was in place for the construction of an additional phase of the project, but was refunded to us upon its expiration since construction had not commenced.

◦
Revenues in excess of expenses of Campus at Marlborough and Fifty South Sixth decreased $1.1 million primarily due to vacancies at the properties. Campus at Marlborough was 78% leased at June 30, 2017, compared to 100% leased at June 30, 2016. Fifty South Sixth was 93% leased at June 30, 2017, compared to 97% leased at June 30, 2016.

•	International office investments:

◦
Revenues in excess of expenses of 25 Cabot Square decreased $5.9 million primarily due to vacancies at the building caused by a large refurbishment and expansion project. 25 Cabot Square was 59% leased at June 30, 2017, compared to 100% leased at June 30, 2016.

◦
Revenues in excess of expenses of Perspective Défense decreased $2.2 million primarily due to vacancies at the building. Perspective Défense was 47% leased at June 30, 2017, compared to 100% leased at June 30, 2016.

◦
Declines in foreign currency exchange rates against the U.S. dollar continue to cause declines in the operating results of some of our international properties. Specifically, the British pound declined 11% against the U.S. dollar during the three months ended June 30, 2017 compared to the same period in 2016. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our exposure to foreign currency exchange rates.

Other changes

The decrease in depreciation and amortization in the table above is primarily due to the sale of Komo Plaza in 2016 and the sales of the Brindleyplace Project, Southpark, and Aviva Coral Gables in 2017.

The increase in the gain on sale of real estate investments in the table above is due to the gain recognized upon the sales of the Brindleyplace Project, Southpark, and Aviva Coral Gables in 2017.

The decrease in interest expense in the table above is primarily due to our lower debt balance offset by an increase in interest rates for the three months ended June 30, 2017, compared to the three months ended June 30, 2016.

The increase in our income tax benefit is primarily due to the restructuring of certain of our Polish subsidiaries resulting from recent changes in tax laws in Poland.

The following table presents the property-level revenues in excess of expenses for the six months ended June 30, 2017, as compared to the same period in 2016, by reportable segment. Same-store properties for the six months ended June 30, 2017 include 38 properties that were 93% and 96% leased as of June 30, 2017 and June 30, 2016, respectively (amounts in thousands, except for percentages):

	Six Months Ended June 30,		Change
	2017	2016	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$55,504	$57,899	$(2,395)	(4)%
Domestic other investments	27,991	28,528	(537)	(2)%
International office investments	31,254	42,843	(11,589)	(27)%
International other investments	15,066	15,120	(54)	—%
Total same-store properties	129,815	144,390	(14,575)	(10)%
Disposed properties	5,506	21,087	(15,581)	(74)%
Total property revenues in excess of expenses	$135,321	$165,477	$(30,156)	(18)%

Other
Depreciation and amortization	$72,244	$89,704	$(17,460)	(19)%
Gain (loss) on sale of real estate investments	$140,605	$—	$140,605	—%
Interest expense	$29,588	$32,591	$(3,003)	(9)%
Income tax provision (benefit)	$(9,499)	$2,972	$(12,471)	(420)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

In total, property revenues in excess of expenses of our same-store properties decreased by 10% for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

•	International office investments:

◦
Revenues in excess of expenses of 25 Cabot Square decreased $7.5 million primarily due to vacancies at the building caused by a large refurbishment and expansion project. 25 Cabot Square was 59% leased at June 30, 2017, compared to 100% leased at June 30, 2016.

◦
Revenues in excess of expenses of Perspective Défense decreased $4.4 million primarily due to vacancies at the building. Perspective Défense was 47% leased at June 30, 2017, compared to 100% leased at June 30, 2016.

◦
Declines in foreign currency exchange rates against the U.S. dollar continue to cause declines in the operating results of some of our international properties. Specifically, the British pound declined 12% against the U.S. dollar during the six months ended June 30, 2017 compared with the same period in 2016. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our exposure to foreign currency exchange rates.

Other changes

The decrease in depreciation and amortization in the table above is primarily due to the sale of Komo Plaza in 2016 and the sales of Brindleyplace Project, Southpark, and Aviva Coral Gables in 2017.

The increase in the gain on sale of real estate investments in the table above is due to the gain recognized upon the sales of the Brindleyplace Project in February 2017 and Aviva Coral Gables and Southpark in June 2017. The gain on the Brindleyplace Project is recognized net of foreign exchange losses that had been recognized as other comprehensive income within stockholders’ equity, and reclassified into earnings upon sale of the project.

The decrease in interest expense in the table above is primarily due to our lower debt balance offset by an increase in interest rates for the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

The increase in our income tax benefit is primarily due to the restructuring of certain of our Polish subsidiaries resulting from recent changes in tax laws in Poland.

Other Expenses

The tables below provide detail relating to our asset management and acquisition fees, acquisition-related expenses, and general and administrative expenses for the three and six months ended June 30, 2017 and 2016.  All amounts in thousands, except percentages:

	Three Months Ended June 30,		Change
	2017	2016	$	%
Acquisition fees	$—	$—	$—	—%
Asset management fees	9,514	9,079	435	5%
Asset management and acquisition fees	$9,514	$9,079	$435	5%

Acquisition-related expenses	$52	$31	$21	68%
General and administrative expenses(1)	$2,107	$2,930	$(823)	(28)%

	Six Months Ended June 30,		Change
	2017	2016	$	%
Acquisition fees	$—	$—	$—	—%
Asset management fees	18,880	18,269	611	3%
Asset management and acquisition fees	$18,880	$18,269	$611	3%

Acquisition-related expenses	$113	$172	$(59)	(34)%
General and administrative expenses(1)	$5,274	$5,916	$(642)	(11)%

(1) The decrease in general and administrative expenses is due to a reduction of certain costs associated with evaluating various strategic alternatives to execute a liquidity event.

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

During the six months ended June 30, 2017 and 2016, these gains/losses were primarily related to the effect of remeasuring our borrowings denominated in currencies other than our functional currencies and the changes to the related exchange rates between the date of the borrowing and the end of each period.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations (in thousands, except per share amounts) for the three and six months ended June 30, 2017 and 2016 and the period from inception (December 10, 2008) through June 30, 2017. As we have recently completed the acquisition phase of our life cycle, FFO and MFFO are not useful in comparing operations for the two periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (December 10, 2008) through June 30, 2017
	2017	2016	2017	2016
Net income (loss)	$67,150	$9,155	$166,092	$15,630	$119,317
Depreciation and amortization (1)	34,634	46,074	72,244	89,704	921,325
Loss (gain) on sale of investment property (2)	(55,416)	—	(140,605)	—	(346,620)
Gain on sale of property from unconsolidated subsidiary	—	(7,197)	—	(7,197)	(7,197)
Adjustments for noncontrolling interests (3)	(110)	(1,708)	(1,089)	(3,354)	(30,231)
Funds from Operations attributable to common stockholders	46,258	46,324	96,642	94,783	656,594
Loss (gain) on derivative instruments (4)	789	117	802	679	(3,978)
Loss (gain) on foreign currency (5)	(798)	5,890	(6,946)	5,802	35,747
Other components of revenues and expenses (6)	551	(2,888)	19,080	(7,264)	(32,582)
Acquisition fees and expenses (7)	52	31	113	172	223,133
Adjustments for noncontrolling interests (3)	11	711	326	1,438	6,301
Modified Funds From Operations attributable to common stockholders	$46,863	$50,185	$110,017	$95,610	$885,215
Basic and diluted income (loss) per common share	$0.18	$0.03	$0.21	$0.05	$(0.02)
Funds From Operations attributable to common stockholders per common share	$0.17	$0.17	$0.35	$0.34	$4.16
Modified Funds From Operations attributable to common stockholders per common share	$0.17	$0.18	$0.40	$0.35	$5.61
Weighted average shares outstanding	276,999	275,442	277,317	275,272	157,756

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

(6)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (December 10, 2008) through June 30, 2017
	2017	2016	2017	2016
Straight-line rent adjustment (a)	$(2,924)	$(6,950)	$11,085	$(14,265)	$(94,429)
Amortization of lease incentives (b)	4,351	2,767	8,479	5,487	34,963
Amortization of out-of-market leases (b)	(876)	1,310	(490)	1,566	24,201
Other	—	(15)	6	(52)	2,683
	$551	$(2,888)	$19,080	$(7,264)	$(32,582)

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

(7)
Represents acquisition expenses and acquisition fees paid to our Advisor that were expensed in our condensed consolidated statements of operations. We funded such costs with proceeds from our offering, and therefore do not consider these expenses in evaluating our operating performance and determining MFFO.

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

From inception through June 30, 2017, we declared distributions to our stockholders totaling $872.5 million, compared to total aggregate FFO of $656.6 million and cash flows from operating activities of $566.5 million. For the three months ended June 30, 2017, we declared distributions to our stockholders totaling $44.9 million, compared to total aggregate FFO of $46.3 million. For the three months ended June 30, 2016, we declared distributions to our stockholders totaling $44.6 million, compared to total aggregate FFO of $46.3 million. For the six months ended June 30, 2017, we declared distributions to our stockholders totaling $89.4 million, compared to total aggregate FFO of $96.6 million. For the six months ended June 30, 2016, we declared distributions to our stockholders totaling $89.2 million, compared to total aggregate FFO of $94.8 million. During our offering and investment stages, we incurred acquisition fees and expenses in connection with our real estate investments, which were recorded as reductions to net income (loss) and FFO. These fees and expenses totaled $223.1 million from inception through June 30, 2017.

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

The Aviva Coral Gables JV

In July 2012, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines Ponce & Bird Holdings LP, a Delaware limited liability company, for the purpose of developing a multi-family project in Miami, Florida. Hines served as the initial general partner and as the development partner and a subsidiary of the Operating Partnership was the initial limited partner. Hines owns a 17% interest in the joint venture and the Company owns the remaining 83% interest through its subsidiary. As compensation for providing development management services, Hines was paid a fee equal to 4% of the development project costs. In addition, subject to certain return thresholds being achieved, the Aviva Coral Gables JV agreement provided that Hines may receive certain incentive distributions in the event the multi-family project is liquidated. The project was completed in April 2015. Hines received total distributions of $21.0 million from the Aviva Coral Gables JV in June 2017, which included a return of capital, preferred return distributions, and incentive distributions based on the return thresholds set forth in the Aviva Coral Gables JV agreement having been achieved.  These distributions represented 37.3% of the total distributions from the Aviva Coral Gables JV from the sale of the property.

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Mercedes Benz Bank

In July 2017, we completed the sale of Mercedes Benz Bank, for a contract sales price of €117.0 million (approximately $133.2 million based on an exchange rate of $1.14 per EUR as of the transaction date). We acquired the Mercedes Benz Bank in February 2013 for a purchase price of €51.9 million (approximately $70.2 million based on a rate of 1.35 per EUR as of the transaction date).

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

At June 30, 2017, we had fixed-rate debt of $329.0 million and variable-rate debt of $1.7 billion. If interest rates were to increase by 1% and all other variables were held constant, we would incur $16.5 million in additional annual interest expense associated with our variable-rate debt. Additionally, we hedged approximately $427.0 million of our variable-rate debt using interest rate caps, which limit our exposure to rising interest rates. As of June 30, 2017, the variable interest rates did not exceed their capped interest rates.

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

	Reduction in Book Value as of June 30, 2017	Reduction in Net Income (Loss) for the Six Months Ended June 30, 2017
AUD	$10,019	$235
EUR	$12,510	$1,640
GBP	$20,311	$5,102
RUB	$6,566	$291

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of August 14, 2017, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

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

Each of these effects may occur before the United Kingdom departs from the European Union because the capital and credit markets are subject to volatility and disruption caused by the uncertainty introduced by the Brexit vote and the notice of departure. As of June 30, 2017, 9.9% of our real estate investment portfolio was located in London, England. A decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our portfolio, which could, among other things, adversely affect our business and financial condition.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

All eligible requests for redemption that were received for the three months ended June 30, 2017 were redeemed and the redemptions were funded with proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
April 1, 2017 to April 30, 2017	1,251,302	$9.91	1,251,302	—
May 1, 2017 to May 31, 2017	787,758	$9.92	787,758	—
June 1, 2017 to June 30, 2017	1,073,428	$9.92	1,073,428	—
Total	3,112,488	$9.92	3,112,488

(1)
This amount represents the number of shares available for redemption on June 30, 2017. Our share redemption program was first announced at the commencement of our initial public offering in February 2009. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year, and unless our board of directors determines otherwise, redemptions will be further limited to the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder.

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

HINES GLOBAL REIT, INC.

August 14, 2017	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

August 14, 2017	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.		Description
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
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 14, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*		Filed herewith