Form 10-Q/A
period 2017-03-31
Hines Global REIT, Inc.
filed 2018-03-30
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 as originally filed with the Securities and Exchange Commission on May 15, 2017 (the “Original Form 10-Q”): (i) Item 1 of Part I “Condensed Consolidated Financial Statements,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 4 of Part I, “Controls and Procedures.” We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32.1, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. During the performance of our year end procedures on the consolidated financial statements to be included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), we identified incorrect allocations of net income between our stockholders and our joint venture partner in the Brindleyplace joint venture and incorrect classifications of certain redemptions as distributions pertaining to preferred equity securities of the Brindleyplace joint venture. As a result, we concluded that we should amend and restate our previously issued interim Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017. Certain immaterial prior year corrections related to the incorrect allocation of net income described above also have been restated for the periods included in this Quarterly Report on Form 10-Q/A for comparative purposes.

We are amending and restating these items solely to reflect this correction of income allocation as well as the reclassification of certain distributions as redemptions. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described above. This restatement does not affect previously reported total assets, total liabilities, revenues, expenses or other components of net income, taxable income, total equity, total cash flows from operating activities, investing activities or financing activities. In addition, these changes do not result in any changes to Funds from Operations (FFO), Modified Funds from Operations (MFFO), or amounts paid to our joint venture partners. Likewise, these changes do not impact the Company's business strategy, economic performance or its qualification as a REIT. For more detailed information regarding the specific items being restated, see Note 12 to the Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	December 31, 2016
	(In thousands, except per share amounts)
	(As Restated, see Note 12)
ASSETS
Investment property, net	$2,922,742	$3,049,643
Cash and cash equivalents	208,888	127,393
Restricted cash	41,354	29,331
Derivative instruments	30	40
Tenant and other receivables, net	80,782	109,879
Intangible lease assets, net	466,430	506,075
Deferred leasing costs, net	137,276	127,995
Deferred financing costs, net	2,188	2,425
Real estate loans receivable, net	15,366	15,291
Other assets	18,251	20,360
Total assets	$3,893,307	$3,988,432
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$121,494	$110,219
Due to affiliates	7,189	17,914
Intangible lease liabilities, net	79,102	82,354
Other liabilities	34,396	41,233
Distributions payable	15,324	21,178
Notes payable, net	2,104,994	2,207,299
Total liabilities	2,362,499	2,480,197

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 277,588 and 277,331 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	278	277
Additional paid-in capital	2,502,849	2,507,186
Accumulated distributions in excess of earnings	(802,420)	(821,500)
Accumulated other comprehensive income (loss)	(175,446)	(199,929)
Total stockholders’ equity	1,525,261	1,486,034
Noncontrolling interests	5,547	22,201
Total equity	1,530,808	1,508,235
Total liabilities and equity	$3,893,307	$3,988,432

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2017 and 2016
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share amounts)
	(As Restated, see Note 12)
Revenues:
Rental revenue	$100,333	$110,619
Other revenue	6,033	8,317
Total revenues	106,366	118,936
Expenses:
Property operating expenses	20,471	22,982
Real property taxes	12,641	12,383
Property management fees	2,192	2,419
Depreciation and amortization	37,609	43,630
Acquisition related expenses	60	141
Asset management and acquisition fees	9,366	9,191
General and administrative expenses	3,146	2,987
Total expenses	85,485	93,733
Income (loss) before other income (expenses) and benefit (provision) for income taxes	20,881	25,203
Other income (expenses):
Gain (loss) on derivative instruments	(12)	(562)
Gain (loss) on sale of real estate investments	85,188	—
Foreign currency gains (losses)	6,619	(154)
Interest expense	(14,684)	(16,260)
Other income (expenses)	102	88
Income (loss) before benefit (provision) for income taxes	98,094	8,315
Benefit (provision) for income taxes	848	(1,839)
Net income (loss)	98,942	6,476
Net (income) loss attributable to noncontrolling interests	(35,365)	(685)
Net income (loss) attributable to common stockholders	$63,577	$5,791
Basic and diluted income (loss) per common share	$0.23	$0.02
Distributions declared per common share	$0.16	$0.16
Weighted average number of common shares outstanding	277,638	275,102
Net comprehensive income (loss):
Net income (loss)	$98,942	$6,476
Other comprehensive income (loss):
Foreign currency translation adjustment	27,787	10,132
Net comprehensive income (loss)	126,729	16,608
Net comprehensive (income) loss attributable to noncontrolling interests	(38,669)	2
Net comprehensive income (loss) attributable to common stockholders	$88,060	$16,610

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2017 and 2016
(UNAUDITED, As Restated, See Note 12)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2017	277,331	$277	$2,507,186	$(821,500)	$(199,929)	$1,486,034	$22,201
Issuance of common shares	2,255	2	22,940	—	—	22,942	—
Contribution from noncontrolling interest	—	—	—		—	—	33
Distributions declared	—	—	—	(44,497)	—	(44,497)	(2,804)
Redemptions of CPEC	—	—	—	—	—	—	(52,552)
Redemption of common shares	(1,998)	(1)	(27,261)	—	—	(27,262)	—
Issuer costs	—	—	(16)	—	—	(16)	—
Net income (loss)	—	—	—	63,577	—	63,577	35,365
Foreign currency translation adjustment	—	—	—	—	19,499	19,499	(19)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	4,984	4,984	3,323
Balance as of March 31, 2017	277,588	$278	$2,502,849	$(802,420)	$(175,446)	$1,525,261	$5,547

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2016	274,482	$274	$2,476,744	$(796,341)	$(163,096)	$1,517,581	$29,143
Issuance of common shares	2,426	2	23,456	—	—	23,458	—
Distributions declared	—	—	—	(44,579)	—	(44,579)	(386)
Distributions on CPEC	—	—	—	—	—	—	(601)
Redemption of common shares	(1,574)	(1)	(17,919)	—	—	(17,920)	—
Issuer costs	—	—	(15)	—	—	(15)	—
Net income (loss)	—	—	—	5,791	—	5,791	685
Foreign currency translation adjustment	—	—	—	—	10,819	10,819	(687)
Balance as of March 31, 2016	275,334	$275	$2,482,266	$(835,129)	$(152,277)	$1,495,135	$28,154

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
	(As Restated, see Note 12)
Net income (loss)	$98,942	$6,476
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	43,269	47,872
Foreign currency (gains) losses	(6,619)	154
(Gain) loss on the sale of real estate investments	(85,188)	—
(Gain) loss on derivative instruments	12	562
Changes in assets and liabilities:
Change in other assets	(5,431)	(1,921)
Change in tenant and other receivables	12,931	(1,871)
Change in deferred leasing costs	(17,578)	282
Change in accounts payable and accrued expenses	3,636	(10,278)
Change in other liabilities	(4,621)	(10,376)
Change in due to affiliates	(10,534)	(76)
Net cash from operating activities	28,819	30,824
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of land improvements	299,242	—
Capital expenditures at operating properties and developments	(8,376)	(1,970)
Distributions from unconsolidated entity in excess of equity in earnings	—	389
Investments in real estate loans receivable	(158)	(1,199)
Proceeds from collection of real estate loans receivable	56	156
Net cash from (used in) investing activities	290,764	(2,624)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common shares	(19,855)	(15,157)
Payments of issuer costs	(18)	(15)
Distributions paid to stockholders and noncontrolling interests	(30,301)	(22,127)
Redemption of CPEC	(52,552)	—
Proceeds from notes payable	38,000	34,000
Payments on notes payable	(162,701)	(37,932)
Change in security deposit liability	(74)	(177)
Deferred financing costs paid	(163)	(194)
Payments related to interest rate contracts	—	(54)
Net cash used in financing activities	(227,664)	(41,656)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,599	1,625
Net change in cash, cash equivalents, and restricted cash	93,518	(11,831)
Cash, cash equivalents, and restricted cash, beginning of period	156,724	156,391
Cash, cash equivalents, and restricted cash, end of period	$250,242	$144,560

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

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2017
March 31, 2017	21,614	22,883	44,497	2,804
Total	$21,614	$22,883	$44,497	$2,804
2016
December 31, 2016	$21,843	$23,539	$45,382	$752
September 30, 2016	21,617	23,611	45,228	2,671
June 30, 2016	21,232	23,402	44,634	1,281
March 31, 2016	21,128	23,451	44,579	987
Total	$85,820	$94,003	$179,823	$5,691

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

12. RESTATEMENT

During the performance of the Company’s year end procedures on the consolidated financial statements to be included in its Annual Report on Form 10-K for the year ended December 31, 2017, management identified incorrect allocations of net income between the Company’s stockholders and the Company’s joint venture partner in the Brindleyplace joint venture (the “Brindleyplace JV”) and an incorrect classification of certain redemptions as distributions pertaining to preferred equity securities of the the Brindleyplace JV during the three months ended March 31, 2017. As a result, the Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q/A have been restated from the amounts previously reported to reflect the appropriate allocation of net income and redemptions related to the Brindleyplace JV.

Certain immaterial prior year corrections related to the incorrect allocation of net income described above also have been restated for the periods included in this Quarterly Report on Form 10-Q/A for comparative purposes.

The table below shows the effect of the restatement on the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017			As of December 31, 2016
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Balance Sheet
Accumulated distributions in excess of earnings	$(879,922)	$77,502	$(802,420)	$(843,900)	$22,400	$(821,500)
Total stockholders’ equity	$1,447,759	$77,502	$1,525,261	$1,463,634	$22,400	$1,486,034
Noncontrolling interests	$83,049	$(77,502)	$5,547	$44,601	$(22,400)	$22,201

The table below shows the effect of the restatement on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods ended March 31, 2017 and March 31, 2016 (in thousands):

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Statement of Operations and Comprehensive Income (Loss)
Net (income) loss attributable to noncontrolling interests	$(90,467)	$55,102	$(35,365)	$(1,286)	$601	$(685)
Net income (loss) attributable to common stockholders	$8,475	$55,102	$63,577	$5,190	$601	$5,791
Basic and diluted income (loss) per common share	$0.03	$0.20	$0.23	$0.02	$—	$0.02
Net comprehensive (income) loss attributable to noncontrolling interests	$(93,771)	$55,102	$(38,669)	$(599)	$601	$2
Net comprehensive income (loss) attributable to common stockholders	$32,958	$55,102	$88,060	$16,009	$601	$16,610

The table below shows the effect of the restatement on the Condensed Consolidated Statements of Equity for the periods ended March 31, 2017 and March 31, 2016, (in thousands):

Statement of Equity
	Accumulated Distributions in excess of earnings (As Reported)	Adjustment	Accumulated Distributions in excess of earnings (As Restated)	Total Stockholders’ Equity (As Reported)	Adjustment	Total Stockholders’ Equity (As Restated)	Non- controlling Interests (As Reported)	Adjustment	Non- controlling Interests (As Restated)
For the three months ended March 31, 2017:
Balance as of January 1, 2017	$(843,900)	$22,400	$(821,500)	$1,463,634	$22,400	$1,486,034	$44,601	$(22,400)	$22,201
Distributions declared	$(44,497)	$—	$(44,497)	$(44,497)	$—	$(44,497)	$(254)	$(2,550)	$(2,804)
Distributions on CPEC	$—	$—	$—	$—	$—	$—	$(55,102)	$55,102	$—
Redemption of CPEC	$—	$—	$—	$—	$—	$—	$—	$(52,552)	$(52,552)
Net income (loss)	$8,475	$55,102	$63,577	$8,475	$55,102	$63,577	$90,467	$(55,102)	$35,365
Balance as of March 31, 2017	$(879,922)	$77,502	$(802,420)	$1,447,759	$77,502	$1,525,261	$83,049	$(77,502)	$5,547

For the three months ended March 31, 2016:
Balance as of January 1, 2016	$(815,127)	$18,786	$(796,341)	$1,498,795	$18,786	$1,517,581	$47,929	$(18,786)	$29,143
Net income (loss)	$5,190	$601	$5,791	$5,190	$601	$5,791	$1,286	$(601)	$685
Balance as of March 31, 2016	$(854,516)	$19,387	$(835,129)	$1,475,748	$19,387	$1,495,135	$47,541	$(19,387)	$28,154

The table below shows the effect of the restatement on the Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2017 (in thousands):

	Three Months Ended March 31, 2017
	As Reported	Adjustment	As Restated
Statement of Cash Flows
Cash flows from financing activities
Distributions paid to stockholders and noncontrolling interests	$(82,853)	$52,552	$(30,301)
Redemption of CPEC	$—	$(52,552)	$(52,552)

13. SUBSEQUENT EVENTS

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

Further, as described in Note 12 — Restatement, during the performance of our year end procedures on the consolidated financial statements to be included in our Annual Report on Form 10-K for the year ended December 31, 2017, we identified incorrect allocations of net income between our stockholders and our joint venture partner in the Brindleyplace joint venture (the “Brindleyplace JV”) and an incorrect classification of certain redemptions as distributions pertaining to preferred equity securities of the Brindleyplace JV. As a result, our financial statements included in this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2017 and any references to the financial statements herein have been restated from the amounts previously reported to restate the allocated net income and redemptions related to the Brindleyplace JV. Certain immaterial prior year corrections related to the incorrect allocation of net income described above also have been restated for the periods included in this Quarterly Report on Form 10-Q/A for comparative purposes. See Item 4 —“Controls and Procedures” for a discussion of the impact of these corrections on our internal controls over financial reporting.

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

Cash Flows from Financing Activities

Redemptions

As described previously, we ceased offering primary shares pursuant to our public offerings in April 2014. During the three months ended March 31, 2017 and 2016, respectively, we redeemed $19.9 million and $15.2 million in shares of our common stock through our share redemption program. During the three months ended March 31, 2017, we also redeemed $52.6 million of Convertible Preferred Equity Certificates (“CPEC”) held by the non controlling interest owner in the Brindleyplace JV.

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

Our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid to stockholders. We funded 39% and 32% of total distributions for the three months ended March 31, 2017 and 2016, respectively, with cash flows from financing activities, which may include proceeds from our public offerings and proceeds from our debt financings. See “— Results of Operations — Funds from Operations and Modified Funds from Operations” for additional information regarding our performance.

The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities
2017
March 31, 2017	21,614	22,883	44,497	2,804	28,819	61%	18,482	39%
Total	$21,614	$22,883	$44,497	$2,804	$28,819	61%	$18,482	39%

2016
December 31, 2016	$21,843	$23,539	$45,382	$752	$33,535	73%	$12,599	27%
September 30, 2016	21,617	23,611	45,228	2,671	46,501	97%	1,398	3%
June 30, 2016	21,232	23,402	44,634	1,281	45,915	100%	—	—%
March 31, 2016	21,128	23,451	44,579	987	30,824	68%	14,742	32%
Total	$85,820	$94,003	$179,823	$5,691	$156,775	85%	$28,739	15%

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

	Three Months Ended March 31,		Period from Inception (December 10, 2008) through March 31, 2017
	2017	2016
Net income (loss)	$98,942	$6,476	$52,167
Depreciation and amortization (1)	37,609	43,630	886,691
Loss (gain) on sale of investment property (2)	(85,188)	—	(291,199)
Gain on sale of property from unconsolidated subsidiary	—	—	(7,196)
Adjustments for noncontrolling interests (3)	(981)	(1,645)	(30,126)
Funds from Operations attributable to common stockholders	50,382	48,461	610,337
Loss (gain) on derivative instruments (4)	12	562	(4,767)
Loss (gain) on foreign currency (5)	(6,148)	(88)	36,545
Other components of revenues and expenses (6)	18,529	(4,376)	(33,133)
Acquisition fees and expenses (7)	60	141	223,081
Adjustments for noncontrolling interests (3)	315	727	6,290
Modified Funds From Operations attributable to common stockholders	$63,150	$45,427	$838,353
Basic and diluted income (loss) per common share	$0.23	$0.02	$0.16
Funds From Operations attributable to common stockholders per common share	$0.18	$0.18	$3.96
Modified Funds From Operations attributable to common stockholders per common share	$0.23	$0.17	$5.44
Weighted average shares outstanding	277,638	275,102	154,139

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

During the performance of our year end procedures on the consolidated financial statements to be included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), we identified a material weakness in certain internal controls over financial reporting pertaining to convertible preferred equity certificates (“CPECs”) of the Brindleyplace JV, a joint venture formed in 2010 to purchase a mixed-use property located in England (the “Property”). The Company owned 60% of the Brindleyplace JV and consolidated the joint venture for financial reporting purposes. Approximately 99% of the partners’ capital of the Brindleyplace JV was issued in the form of CPECs. The Brindleyplace JV sold the Property in February 2017 at a substantial gain and, as required by the joint venture agreement, redeemed the CPECs and distributed the remaining proceeds to the partners.
During the preparation of our Annual Report, we identified incorrect allocations of net income between our stockholders and the joint venture partner and incorrect classifications of certain redemptions as distributions pertaining to the CPECs of the Brindleyplace JV. These amounts primarily related to the sale of the Property and the redemption of the CPECs. As a result, we determined that we should amend and restate our previously issued interim condensed consolidated financial statements contained in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017 to make the corrections described above. We concluded that since these items were not identified timely, they represent a material weakness in certain internal controls over financial reporting related to the CPECs of the Brindleyplace JV.
A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We believe this material weakness resulted from a deficiency in the design of our internal controls regarding the CPECs. Specifically, control activities were not designed to ensure that the income and distributions related to the CPEC structure, which were unique to our organizational structure, were properly reported in our Condensed Consolidated Financial Statements on a timely basis.
In accordance with Rules 13a-15 and 15d-15 promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and after considering the material weakness described above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As described above, we identified the need to amend and restate certain financial information related to the CPECs during the preparation of our Annual Report. Therefore, although our internal controls over financial reporting were effectively designed to identify material misstatements prior to the issuance of the Annual Report, they were not effectively designed to identify these incorrect allocations and classifications on a timely basis. However, since these items were identified prior to the issuance of our Annual Report and the CPECs were redeemed during 2017 and do not exist elsewhere in our organizational structure, the material weakness will no longer be relevant when we issue our 2017 Annual Report on Form 10-K.

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

HINES GLOBAL REIT, INC.

March 30, 2018	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

March 30, 2018	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.		Description
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
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2017, filed on March 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*		Filed herewith