Form 10-Q/A
period 2017-06-30
Hines Global REIT, Inc.
filed 2018-03-30
CIK 1453818

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 as originally filed with the Securities and Exchange Commission on August 14, 2017 (the “Original Form 10-Q”): (i) Item 1 of Part I “Condensed Consolidated Financial Statements,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 4 of Part I, “Controls and Procedures.” We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32.1, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. During the performance of our year end procedures on the consolidated financial statements to be included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), we identified incorrect allocations of net income between our stockholders and our joint venture partner in the Brindleyplace joint venture and incorrect classifications of certain redemptions as distributions pertaining to preferred equity securities of the Brindleyplace joint venture. As a result, we concluded that we should amend and restate our previously issued interim Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017. Certain immaterial prior year corrections related to the incorrect allocation of net income described above also have been restated for the periods included in this Quarterly Report on Form 10-Q/A for comparative purposes.

We are amending and restating these items solely to reflect this correction of income allocation as well as the reclassification of certain distributions as redemptions. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described above. This restatement does not affect previously reported total assets, total liabilities, revenues, expenses or other components of net income, taxable income, total equity, total cash flows from operating activities, investing activities or financing activities. In addition, these changes do not result in any changes to Funds from Operations (FFO), Modified Funds from Operations (MFFO), or amounts paid to our joint venture partners. Likewise, these changes do not impact the Company's business strategy, economic performance or its qualification as a REIT. For more detailed information regarding the specific items being restated, see Note 13 to the Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	December 31, 2016
	(In thousands, except per share amounts)
ASSETS	(As Restated, see Note 13)
Investment property, net	$2,882,045	$3,049,643
Cash and cash equivalents	119,466	127,393
Restricted cash	50,025	29,331
Derivative instruments	13	40
Tenant and other receivables, net	75,384	109,879
Intangible lease assets, net	457,018	506,075
Deferred leasing costs, net	134,738	127,995
Deferred financing costs, net	1,937	2,425
Real estate loans receivable, net	16,372	15,291
Other assets	28,617	20,360
Total assets	$3,765,615	$3,988,432
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$110,875	$110,219
Due to affiliates	7,292	17,914
Intangible lease liabilities, net	75,985	82,354
Other liabilities	36,471	41,233
Derivative instruments	771	—
Distributions payable	14,788	21,178
Notes payable, net	1,972,646	2,207,299
Total liabilities	2,218,828	2,480,197

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 276,796 and 277,331 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	277	277
Additional paid-in capital	2,496,719	2,507,186
Accumulated distributions in excess of earnings	(798,281)	(821,500)
Accumulated other comprehensive income (loss)	(154,616)	(199,929)
Total stockholders’ equity	1,544,099	1,486,034
Noncontrolling interests	2,688	22,201
Total equity	1,546,787	1,508,235
Total liabilities and equity	$3,765,615	$3,988,432

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2017 and 2016
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
	(As Restated, see Note 13)
Revenues:
Rental revenue	$93,359	$109,033	$193,691	$219,651
Other revenue	6,453	12,604	12,487	20,880
Total revenues	99,812	121,637	206,178	240,531
Expenses:
Property operating expenses	21,252	22,638	41,702	45,618
Real property taxes	12,216	12,315	24,857	24,696
Property management fees	2,106	2,321	4,298	4,740
Depreciation and amortization	34,634	46,074	72,244	89,704
Acquisition related expenses	52	31	113	172
Asset management and acquisition fees	9,514	9,079	18,880	18,269
General and administrative expenses	2,107	2,930	5,274	5,916
Total expenses	81,881	95,388	167,368	189,115
Income (loss) before other income (expenses) and benefit (provision) for income taxes	17,931	26,249	38,810	51,416
Other income (expenses):
Gain (loss) on derivative instruments	(789)	(117)	(802)	(679)
Equity in earnings (losses) of unconsolidated entities	—	7,565	—	7,601
Gain (loss) on sale of real estate investments	55,416	—	140,605	—
Foreign currency gains (losses)	708	(6,925)	7,328	(7,080)
Interest expense	(14,905)	(16,332)	(29,588)	(32,591)
Other income (expenses)	138	(152)	240	(65)
Income (loss) before benefit (provision) for income taxes	58,499	10,288	156,593	18,602
Benefit (provision) for income taxes	8,651	(1,133)	9,499	(2,972)
Net income (loss)	67,150	9,155	166,092	15,630
Net (income) loss attributable to noncontrolling interests	(18,122)	(745)	(53,488)	(1,430)
Net income (loss) attributable to common stockholders	$49,028	$8,410	$112,604	$14,200
Basic and diluted income (loss) per common share	$0.18	$0.03	$0.41	$0.05
Distributions declared per common share	$0.16	$0.16	$0.32	$0.32
Weighted average number of common shares outstanding	276,999	275,442	277,317	275,272
Net comprehensive income (loss):
Net income (loss)	$67,150	$9,155	$166,092	$15,630
Other comprehensive income (loss):
Foreign currency translation adjustment	20,901	(23,062)	48,688	(12,930)
Net comprehensive income (loss)	88,051	(13,907)	214,780	2,700
Net comprehensive (income) loss attributable to noncontrolling interests	(18,194)	801	(56,863)	803
Net comprehensive income (loss) attributable to common stockholders	$69,857	$(13,106)	$157,917	$3,503

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2017 and 2016
(UNAUDITED, As Restated, see Note 13)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2017	277,331	$277	$2,507,186	$(821,500)	$(199,929)	$1,486,034	$22,201
Issuance of common shares	4,575	5	46,210	—	—	46,215	—
Contribution from noncontrolling interest	—	—	—		—	—	33
Distributions declared	—	—	—	(89,385)	—	(89,385)	(23,857)
Redemptions of CPEC	—	—	—	—	—	—	(52,552)
Redemption of common shares	(5,110)	(5)	(56,649)	—	—	(56,654)	—
Issuer costs	—	—	(28)	—	—	(28)	—
Net income (loss)	—	—	—	112,604	—	112,604	53,488
Foreign currency translation adjustment	—	—	—	—	40,329	40,329	52
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	4,984	4,984	3,323
Balance as of June 30, 2017	276,796	$277	$2,496,719	$(798,281)	$(154,616)	$1,544,099	$2,688

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2016	274,482	$274	$2,476,744	$(796,341)	$(163,096)	$1,517,581	$29,143
Issuance of common shares	4,736	5	47,120	—	—	47,125	—
Distributions declared	—	—	—	(89,213)	—	(89,213)	(767)
Distributions on CPEC	—	—	—	—	—	—	(1,501)
Redemption of common shares	(3,586)	(3)	(35,954)	—	—	(35,957)	—
Issuer costs	—	—	(26)	—	—	(26)	—
Net income (loss)	—	—	—	14,200	—	14,200	1,430
Foreign currency translation adjustment	—	—	—	—	(10,697)	(10,697)	(2,233)
Balance as of June 30, 2016	275,632	$276	$2,487,884	$(871,354)	$(173,793)	$1,443,013	$26,072

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(UNAUDITED)

	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:	(As Restated, see Note 13)
Net income (loss)	$166,092	$15,630
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	82,416	99,199
Deferred income tax provision (benefit)	(11,172)
Equity in (earnings) losses of unconsolidated entities	—	(7,601)
Distributions from unconsolidated entities	—	7,601
Foreign currency (gains) losses	(7,328)	7,080
(Gain) loss on the sale of real estate investments	(140,605)	—
(Gain) loss on derivative instruments	802	679
Changes in assets and liabilities:
Change in other assets	2,936	(2,196)
Change in tenant and other receivables	11,677	(14,114)
Change in deferred leasing costs	(21,120)	(19,302)
Change in accounts payable and accrued expenses	(4,744)	98
Change in other liabilities	(2,909)	(1,721)
Change in due to affiliates	(10,295)	(465)
Net cash from operating activities	65,750	84,888
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of real estate investments	434,736	—
Capital expenditures at operating properties and developments	(22,394)	(7,984)
Distributions from unconsolidated entity in excess of equity in earnings	—	1,781
Investments in real estate loans receivable	(1,192)	(3,044)
Proceeds from collection of real estate loans receivable	112	9,641
Net cash from investing activities	411,262	394
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common shares	(50,717)	(35,098)
Payments of issuer costs	(32)	(29)
Distributions paid to stockholders and noncontrolling interests	(73,496)	(44,312)
Redemption of CPEC	(52,552)	—
Proceeds from notes payable	60,718	71,000
Payments on notes payable	(354,335)	(76,698)
Change in security deposit liability	(33)	139
Deferred financing costs paid	(176)	(207)
Payments related to interest rate contracts	—	(55)
Net cash used in financing activities	(470,623)	(85,260)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6,378	(2,451)
Net change in cash, cash equivalents, and restricted cash	12,767	(2,429)
Cash, cash equivalents, and restricted cash, beginning of period	156,724	156,391
Cash, cash equivalents, and restricted cash, end of period	$169,491	$153,962

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

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2017
June 30, 2017	$21,935	$22,953	$44,888	$21,053	(1)
March 31, 2017	21,614	22,883	44,497	2,804
Total	$43,549	$45,836	$89,385	$23,857
2016
December 31, 2016	$21,843	$23,539	$45,382	$752
September 30, 2016	21,617	23,611	45,228	2,671
June 30, 2016	21,232	23,402	44,634	1,281
March 31, 2016	21,128	23,451	44,579	987
Total	$85,820	$94,003	$179,823	$5,691

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

13. RESTATEMENT

During the performance of the Company’s year end procedures on the consolidated financial statements to be included in its Annual Report on Form 10-K for the year ended December 31, 2017, management identified incorrect allocations of net income between the Company’s stockholders and the Company’s joint venture partner in the Brindleyplace joint venture (the “Brindleyplace JV”) and incorrect classifications of certain redemptions as distributions pertaining to preferred equity securities of the Brindleyplace JV during the six months ended June 30, 2017. As a result, the Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q/A have been restated from the amounts previously reported to reflect the appropriate allocation of net income and redemptions related to the Brindleyplace JV.

Certain immaterial prior year corrections related to the incorrect allocation of net income described above also have been restated for the periods included in this Quarterly Report on Form 10-Q/A for comparative purposes.

The table below shows the effect of the restatement on the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017			As of December 31, 2016
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Balance Sheet
Accumulated distributions in excess of earnings	$(875,783)	$77,502	$(798,281)	$(843,900)	$22,400	$(821,500)
Total stockholders’ equity	$1,466,597	$77,502	$1,544,099	$1,463,634	$22,400	$1,486,034
Noncontrolling interests	$80,190	$(77,502)	$2,688	$44,601	$(22,400)	$22,201

The tables below show the effect of the restatement on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods ended June 30, 2017 and June 30, 2016 (in thousands):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Statement of Operations and Comprehensive Income (Loss)
Net (income) loss attributable to noncontrolling interests	$(18,122)	$—	$(18,122)	$(108,590)	$55,102	$(53,488)
Net income (loss) attributable to common stockholders	$49,028	$—	$49,028	$57,502	$55,102	$112,604
Basic and diluted income (loss) per common share	$0.18	$—	$0.18	$0.21	$0.20	$0.41
Net comprehensive (income) loss attributable to noncontrolling interests	$(18,194)	$—	$(18,194)	$(111,965)	$55,102	$(56,863)
Net comprehensive income (loss) attributable to common stockholders	$69,857	$—	$69,857	$102,815	$55,102	$157,917

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Statement of Operations and Comprehensive Income (Loss)
Net (income) loss attributable to noncontrolling interests	$(1,645)	$900	$(745)	$(2,931)	$1,501	$(1,430)
Net income (loss) attributable to common stockholders	$7,510	$900	$8,410	$12,699	$1,501	$14,200
Basic and diluted income (loss) per common share	$0.03	$—	$0.03	$0.05	$—	$0.05
Net comprehensive (income) loss attributable to noncontrolling interests	$(99)	$900	$801	$(698)	$1,501	$803
Net comprehensive income (loss) attributable to common stockholders	$(14,006)	$900	$(13,106)	$2,002	$1,501	$3,503

The table below shows the effect of the restatement on the Condensed Consolidated Statements of Equity for the periods ended June 30, 2017 and June 30, 2016, (in thousands):

Statement of Equity
	Accumulated Distributions in excess of earnings (As Reported)	Adjustment	Accumulated Distributions in excess of earnings (As Restated)	Total Stockholders’ Equity (As Reported)	Adjustment	Total Stockholders’ Equity (As Restated)	Non- controlling Interests (As Reported)	Adjustment	Non- controlling Interests (As Restated)
For the six months ended June 30, 2017:
Balance as of January 1, 2017	$(843,900)	$22,400	$(821,500)	$1,463,634	$22,400	$1,486,034	$44,601	$(22,400)	$22,201
Distributions declared	$(89,385)	$—	$(89,385)	$(89,385)	$—	$(89,385)	$(21,307)	$(2,550)	$(23,857)
Distributions on CPEC	$—	$—	$—	$—	$—	$—	$(55,102)	$55,102	$—
Redemption of CPEC	$—	$—	$—	$—	$—	$—	$—	$(52,552)	$(52,552)
Net income (loss)	$57,502	$55,102	$112,604	$57,502	$55,102	$112,604	$108,590	$(55,102)	$53,488
Balance as of June 30, 2017	$(875,783)	$77,502	$(798,281)	$1,466,597	$77,502	$1,544,099	$80,190	$(77,502)	$2,688

For the six months ended June 30, 2016:
Balance as of January 1, 2016	$(815,127)	$18,786	$(796,341)	$1,498,795	$18,786	$1,517,581	$47,929	$(18,786)	$29,143
Net income (loss)	$12,699	$1,501	$14,200	$12,699	$1,501	$14,200	$2,931	$(1,501)	$1,430
Balance as of June 30, 2016	$(891,641)	$20,287	$(871,354)	$1,422,726	$20,287	$1,443,013	$46,359	$(20,287)	$26,072

The table below shows the effect of the restatement on the Condensed Consolidated Statement of Cash Flows for the period ended June 30, 2017 (in thousands):

	Six Months Ended June 30, 2017
	As Reported	Adjustment	As Restated
Statement of Cash Flows
Distributions paid to stockholders and noncontrolling interests	$(126,048)	$52,552	$(73,496)
Redemption of CPEC	$—	$(52,552)	$(52,552)

14. SUBSEQUENT EVENTS

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

Further, as described in Note 13 — Restatement, during the performance of our year end procedures on the consolidated financial statements to be included in our Annual Report on Form 10-K for the year ended December 31, 2017, we identified incorrect allocations of net income between our stockholders and our joint venture partner in the Brindleyplace joint venture (the “Brindleyplace JV”) and an incorrect classification of certain redemptions as distributions pertaining to preferred equity securities of the Brindleyplace JV. As a result, our financial statements included in this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2017 and any references to the financial statements herein have been restated from the amounts previously reported to restate the allocated net income and redemptions related to the Brindleyplace JV. Certain immaterial prior year corrections related to the incorrect allocation of net income described above also have been restated for the periods included in this Quarterly Report on Form 10-Q/A for comparative purposes. See Item 4 —“Controls and Procedures” for a discussion of the impact of these corrections on our internal controls over financial reporting.

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

Cash Flows from Financing Activities

Redemptions

As described previously, we ceased offering primary shares pursuant to our public offerings in April 2014. During the six months ended June 30, 2017 and 2016, respectively, we redeemed $50.7 million and $35.1 million in shares of our common stock through our share redemption program. During the six months ended June 30, 2017 , we also redeemed $52.6 million of Convertible Preferred Equity Certificates (“CPEC”) held by the non controlling interest owner in the Brindleyplace JV.

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

Our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid to stockholders. Excluding the special distributions to the noncontrolling interest in the Brindleyplace JV and the Aviva Coral Gables JV from sales proceeds of the Brindleyplace Project and Aviva Coral Gables, respectively, we funded 29% and 16% of total distributions for the six months ended June 30, 2017 and 2016, respectively, with cash flows from financing activities, which may include proceeds from our public offerings and proceeds from our debt financings. See “— Results of Operations — Funds from Operations and Modified Funds from Operations” for additional information regarding our performance.

The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities				Cash Flows From Financing Activities
2017
June 30, 2017	$21,935	$22,953	$44,888	$21,053	$36,931	(1)	82%	(1)	$8,027	(1)	18%	(1)
March 31, 2017	21,614	22,883	44,497	2,804	28,819		61%		18,482		39%
Total	$43,549	$45,836	$89,385	$23,857	$65,750		71%		$26,509		29%

2016
December 31, 2016	$21,843	$23,539	$45,382	$752	$33,535		73%		$12,599		27%
September 30, 2016	21,617	23,611	45,228	2,671	46,501		97%		1,398		3%
June 30, 2016	21,232	23,402	44,634	1,281	45,915		100%		—		—%
March 31, 2016	21,128	23,451	44,579	987	30,824		68%		14,742		32%
Total	$85,820	$94,003	$179,823	$5,691	$156,775		85%		$28,739		15%

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

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (December 10, 2008) through June 30, 2017
	2017	2016	2017	2016
Net income (loss)	$67,150	$9,155	$166,092	$15,630	$119,317
Depreciation and amortization (1)	34,634	46,074	72,244	89,704	921,325
Loss (gain) on sale of investment property (2)	(55,416)	—	(140,605)	—	(346,620)
Gain on sale of property from unconsolidated subsidiary	—	(7,197)	—	(7,197)	(7,197)
Adjustments for noncontrolling interests (3)	(110)	(1,708)	(1,089)	(3,354)	(30,231)
Funds from Operations attributable to common stockholders	46,258	46,324	96,642	94,783	656,594
Loss (gain) on derivative instruments (4)	789	117	802	679	(3,978)
Loss (gain) on foreign currency (5)	(798)	5,890	(6,946)	5,802	35,747
Other components of revenues and expenses (6)	551	(2,888)	19,080	(7,264)	(32,582)
Acquisition fees and expenses (7)	52	31	113	172	223,133
Adjustments for noncontrolling interests (3)	11	711	326	1,438	6,301
Modified Funds From Operations attributable to common stockholders	$46,863	$50,185	$110,017	$95,610	$885,215
Basic and diluted income (loss) per common share	$0.18	$0.03	$0.41	$0.05	$0.47
Funds From Operations attributable to common stockholders per common share	$0.17	$0.17	$0.35	$0.34	$4.16
Modified Funds From Operations attributable to common stockholders per common share	$0.17	$0.18	$0.40	$0.35	$5.61
Weighted average shares outstanding	276,999	275,442	277,317	275,272	157,756

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
In accordance with Rules 13a-15 and 15d-15 promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and after considering the material weakness described above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2017, filed on March 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*		Filed herewith