Form 10-Q/A
period 2017-09-30
Hines Global REIT, Inc.
filed 2018-03-30
CIK 1453818

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 as originally filed with the Securities and Exchange Commission on November 13, 2017 (the “Original Form 10-Q”): (i) Item 1 of Part I “Condensed Consolidated Financial Statements,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii) Item 4 of Part I, “Controls and Procedures.” We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, and 32.1, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101. During the performance of our year end procedures on the consolidated financial statements to be included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), we identified incorrect allocations of net income between our stockholders and our joint venture partner in the Brindleyplace joint venture and incorrect classifications of certain redemptions as distributions pertaining to preferred equity securities of the Brindleyplace joint venture. As a result, we concluded that we should amend and restate our previously issued interim Condensed Consolidated Financial Statements contained in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017. Certain immaterial prior year corrections related to the incorrect allocation of net income described above also have been restated for the periods included in this Quarterly Report on Form 10-Q/A for comparative purposes. In addition, management identified an incorrect calculation of a gain on sale of real estate investments during the three and nine months ended September 30, 2017. As a result, these periods included in this Quarterly Report on Form 10-Q/A have been restated from the amounts previously reported to reflect an immaterial reduction of a gain on sale of real estate investments and corresponding increase in accumulated other comprehensive income (loss).

We are amending and restating these items to reflect the corrections described above. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described above. This restatement does not affect previously reported total assets, total liabilities, revenues, expenses, total equity, total cash flows from operating activities, investing activities or financing activities. In addition, these changes do not result in any changes to Funds from Operations (FFO), Modified Funds from Operations (MFFO), or amounts paid to our joint venture partners. Likewise, these changes do not impact the Company's business strategy, economic performance or its qualification as a REIT. For more detailed information regarding the specific items being restated, see Note 13 to the Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2017	December 31, 2016
	(In thousands, except per share amounts)
ASSETS	(As Restated, see Note 13)
Investment property, net	$2,857,236	$3,049,643
Cash and cash equivalents	167,696	127,393
Restricted cash	17,892	29,331
Derivative instruments	7	40
Tenant and other receivables, net	84,176	109,879
Intangible lease assets, net	442,194	506,075
Deferred leasing costs, net	139,772	127,995
Deferred financing costs, net	1,705	2,425
Real estate loans receivable, net	9,713	15,291
Other assets	27,756	20,360
Total assets	$3,748,147	$3,988,432
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$135,013	$110,219
Due to affiliates	7,248	17,914
Intangible lease liabilities, net	73,533	82,354
Other liabilities	35,082	41,233
Distributions payable	14,740	21,178
Notes payable, net	1,918,016	2,207,299
Total liabilities	2,183,632	2,480,197

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 275,889 and 277,331 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	276	277
Additional paid-in capital	2,482,973	2,507,186
Accumulated distributions in excess of earnings	(779,207)	(821,500)
Accumulated other comprehensive income (loss)	(140,135)	(199,929)
Total stockholders’ equity	1,563,907	1,486,034
Noncontrolling interests	608	22,201
Total equity	1,564,515	1,508,235
Total liabilities and equity	$3,748,147	$3,988,432

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2017 and 2016
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
	(As Restated, see Note 13)
Revenues:
Rental revenue	$93,959	$111,993	$287,650	$332,965
Other revenue	6,401	9,861	18,888	29,421
Total revenues	100,360	121,854	306,538	362,386
Expenses:
Property operating expenses	22,038	22,844	63,741	68,467
Real property taxes	12,351	13,030	37,208	37,729
Property management fees	2,033	2,498	6,331	7,238
Depreciation and amortization	32,936	44,116	105,180	133,819
Acquisition related expenses	—	91	113	263
Asset management and acquisition fees	9,690	9,204	28,570	27,473
General and administrative expenses	2,002	2,859	7,277	8,775
Total expenses	81,050	94,642	248,420	283,764
Income (loss) before other income (expenses) and benefit (provision) for income taxes	19,310	27,212	58,118	78,622
Other income (expenses):
Gain (loss) on derivative instruments	174	(29)	(628)	(708)
Equity in earnings (losses) of unconsolidated entities	—	(73)	—	7,528
Gain (loss) on sale of real estate investments	74,560	—	215,165	—
Foreign currency gains (losses)	(1,941)	3,282	5,386	(3,798)
Interest expense	(14,435)	(16,135)	(44,024)	(48,727)
Other income (expenses)	226	143	466	78
Income (loss) before benefit (provision) for income taxes	77,894	14,400	234,483	32,995
Benefit (provision) for income taxes	(950)	(2,032)	8,548	(5,004)
Provision for income taxes related to sale of real estate	(12,911)	—	(12,911)	—
Net income (loss)	64,033	12,368	230,120	27,991
Net (income) loss attributable to noncontrolling interests	300	(597)	(53,187)	(2,027)
Net income (loss) attributable to common stockholders	$64,333	$11,771	$176,933	$25,964
Basic and diluted income (loss) per common share	$0.23	$0.04	$0.64	$0.09
Distributions declared per common share	$0.16	$0.16	$0.49	$0.49
Weighted average number of common shares outstanding	276,228	276,067	276,950	275,539
Net comprehensive income (loss):
Net income (loss)	$64,033	$12,368	$230,120	$27,991
Other comprehensive income (loss):
Foreign currency translation adjustment	14,488	2,026	63,176	(10,904)
Net comprehensive income (loss)	78,521	14,394	293,296	17,087
Net comprehensive (income) loss attributable to noncontrolling interests	294	56	(56,569)	859
Net comprehensive income (loss) attributable to common stockholders	$78,815	$14,450	$236,727	$17,946

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2017 and 2016
(UNAUDITED, As Restated, see Note 13)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2017	277,331	$277	$2,507,186	$(821,500)	$(199,929)	$1,486,034	$22,201
Issuance of common shares	6,887	7	69,274	—	—	69,281	—
Contribution from noncontrolling interest	—	—	—		—	—	33
Distributions declared	—	—	—	(134,640)	—	(134,640)	(25,643)
Redemption of CPEC	—	—	—	—	—	—	(52,552)
Redemption of common shares	(8,329)	(8)	(93,455)	—	—	(93,463)	—
Issuer costs	—	—	(32)	—	—	(32)	—
Net income (loss)	—	—	—	176,933	—	176,933	53,187
Foreign currency translation adjustment	—	—	—	—	50,982	50,982	(232)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	8,812	8,812	3,614
Balance as of September 30, 2017	275,889	$276	$2,482,973	$(779,207)	$(140,135)	$1,563,907	$608

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2016	274,482	$274	$2,476,744	$(796,341)	$(163,096)	$1,517,581	$29,143
Issuance of common shares	7,043	7	70,741	—	—	70,748	—
Distributions declared	—	—	—	(134,441)	—	(134,441)	(1,875)
Distributions on CPEC	—	—	—	—	—	—	(3,064)
Redemption of common shares	(5,153)	(5)	(49,997)	—	—	(50,002)	—
Issuer costs	—	—	(34)	—	—	(34)	—
Net income (loss)	—	—	—	25,964	—	25,964	2,027
Foreign currency translation adjustment	—	—	—	—	(8,018)	(8,018)	(2,886)
Balance as of September 30, 2016	276,372	$276	$2,497,454	$(904,818)	$(171,114)	$1,421,798	$23,345

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016
(UNAUDITED)

	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:	(As Restated, see Note 13)
Net income (loss)	$230,120	$27,991
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	121,068	148,573
Allowance for deferred tax assets	(11,172)	—
Equity in (earnings) losses of unconsolidated entities	—	(7,528)
Distributions from unconsolidated entities	—	7,528
Foreign currency (gains) losses	(5,386)	3,798
(Gain) loss on the sale of real estate investments	(215,165)	—
(Gain) loss on derivative instruments	628	708
Changes in assets and liabilities:
Change in other assets	4,418	(833)
Change in tenant and other receivables	3,265	(26,908)
Change in deferred leasing costs	(33,933)	(29,861)
Change in accounts payable and accrued expenses	10,184	8,132
Change in other liabilities	(7,233)	(6,745)
Change in due to affiliates	(9,953)	(1,615)
Net cash from operating activities	86,841	123,240
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of real estate investments	565,703	—
Capital expenditures at operating properties and developments	(33,984)	(13,017)
Distributions from unconsolidated entity in excess of equity in earnings	—	1,982
Investments in real estate loans receivable	(1,743)	(5,949)
Proceeds from collection of real estate loans receivable	7,181	28,767
Net cash from investing activities	537,157	11,783
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of common shares	(82,654)	(50,628)
Payments of issuer costs	(37)	(38)
Distributions paid to stockholders and noncontrolling interests	(97,520)	(67,444)
Proceeds from notes payable	123,059	109,000
Redemption of CPEC	(52,552)	—
Payments on notes payable	(494,797)	(139,431)
Change in security deposit liability	(9)	116
Deferred financing costs paid	(265)	(339)
Payments related to interest rate contracts	(8)	(55)
Net cash used in financing activities	(604,783)	(148,819)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	9,649	(2,165)
Net change in cash, cash equivalents, and restricted cash	28,864	(15,961)
Cash, cash equivalents, and restricted cash, beginning of period	156,724	156,391
Cash, cash equivalents, and restricted cash, end of period	$185,588	$140,430

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

In July 2017, the Company completed the sale of Mercedes Benz Bank, for a contract sales price of €117.0 million (approximately $133.2 million based on an exchange rate of $1.14 per EUR as of the transaction date). The Company acquired Mercedes Benz Bank in February 2013 for a purchase price of €51.9 million (approximately $70.2 million based on a rate of $1.35 per EUR as of the transaction date). The Company recognized a gain on sale of this asset of $75.4 million net of disposition fees, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss). Additionally, the Company incurred a €11.3 million (approximately $12.9 million based on an exchange rate of $1.14 per EUR as of the transaction date) income tax provision related to the sale of this property, which was recorded in “Provision for income taxes related to the sale of real estate” in the condensed consolidated statements of operations and comprehensive income (loss).

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

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2017
September 30, 2017	$22,224	$23,031	$45,255	$1,786
June 30, 2017	21,935	22,953	44,888	21,053	(1)
March 31, 2017	21,614	22,883	44,497	2,804
Total	$65,773	$68,867	$134,640	$25,643
2016
December 31, 2016	$21,843	$23,539	$45,382	$752
September 30, 2016	21,617	23,611	45,228	2,671
June 30, 2016	21,232	23,402	44,634	1,281
March 31, 2016	21,128	23,451	44,579	987
Total	$85,820	$94,003	$179,823	$5,691

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

For the three and nine months ended September 30, 2017 and 2016, the reconciliation of the Company’s total property revenues in excess of expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation to property revenues in excess of expenses
Net income (loss)	$64,033	$12,368	$230,120	$27,991
Depreciation and amortization	32,936	44,116	105,180	133,819
Acquisition related expenses	—	91	113	263
Asset management and acquisition fees	9,690	9,204	28,570	27,473
General and administrative expenses	2,002	2,859	7,277	8,775
(Gain) loss on derivatives	(174)	29	628	708
Equity in (earnings) losses of unconsolidated entities	—	73	—	(7,528)
(Gain) loss on sale of real estate investments	(74,560)	—	(215,165)	—
Foreign currency (gains) losses	1,941	(3,282)	(5,386)	3,798
Interest expense	14,435	16,135	44,024	48,727
Other (income) expenses	(226)	(143)	(466)	(78)
(Benefit) provision for income taxes	950	2,032	(8,548)	5,004
Provision for income taxes related to sale of real estate	12,911	—	12,911	—
Total property revenues in excess of expenses	$63,938	$83,482	$199,258	$248,952

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$41,583	$45,551
Cash paid for taxes	$5,973	$7,248
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$14,740	$20,393
Distributions reinvested	$69,282	$70,748
Shares tendered for redemption	$15,797	$4,620
Accrued capital additions	$5,684	$3,639

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

13. RESTATEMENT

During the performance of the Company’s year end procedures on the consolidated financial statements to be included in its Annual Report on Form 10-K for the year ended December 31, 2017, management identified incorrect allocations of net income between the Company’s stockholders and the Company’s joint venture partner in the Brindleyplace joint venture (the “Brindleyplace JV”) and incorrect classifications of certain redemptions as distributions pertaining to preferred equity securities of the Brindleyplace JV during the nine months ended September 30, 2017. As a result, the Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q/A have been restated from the amounts previously reported to reflect the appropriate allocation of net income and redemptions related to the Brindleyplace JV.

Certain immaterial prior year corrections related to the incorrect allocation of net income described above also have been restated for the periods included in this Quarterly Report on Form 10-Q/A for comparative purposes. In addition, management identified an incorrect calculation of a gain on sale of real estate investments during the three and nine months ended September 30, 2017. As a result, these periods included in this Quarterly Report on Form 10-Q/A have been restated from the amounts previously reported to reflect an immaterial reduction of a gain on sale of real estate investments and corresponding increase in accumulated other comprehensive income (loss).

The table below shows the effect of the restatement on the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017			As of December 31, 2016
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Balance Sheet
Accumulated distributions in excess of earnings	$(854,251)	$75,044	$(779,207)	$(843,900)	$22,400	$(821,500)
Accumulated other comprehensive income (loss)	$(144,152)	$4,017	$(140,135)	$(199,929)	$—	$(199,929)
Total stockholders’ equity	$1,484,846	$79,061	$1,563,907	$1,463,634	$22,400	$1,486,034
Noncontrolling interests	$79,669	$(79,061)	$608	$44,601	$(22,400)	$22,201

The tables below show the effect of the restatement on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the periods ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Statement of Operations and Comprehensive Income (Loss)
Gain (loss) on sale of real estate investments	$78,577	$(4,017)	$74,560	$219,182	$(4,017)	$215,165
Income (loss) before benefit (provision) for income taxes	$81,911	$(4,017)	$77,894	$238,500	$(4,017)	$234,483
Net income (loss)	$68,050	$(4,017)	$64,033	$234,137	$(4,017)	$230,120
Net (income) loss attributable to noncontrolling interests	$(1,259)	$1,559	$300	$(109,848)	$56,661	$(53,187)
Net income (loss) attributable to common stockholders	$66,791	$(2,458)	$64,333	$124,289	$52,644	$176,933
Basic and diluted income (loss) per common share	$0.24	$(0.01)	$0.23	$0.45	$0.19	$0.64
Foreign currency translation adjustment	$10,471	$4,017	$14,488	$59,159	$4,017	$63,176
Net comprehensive (income) loss attributable to noncontrolling interests	$(1,265)	$1,559	$294	$(113,230)	$56,661	$(56,569)
Net comprehensive income (loss) attributable to common stockholders	$77,256	$1,559	$78,815	$180,066	$56,661	$236,727

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Statement of Operations and Comprehensive Income (Loss)
Net (income) loss attributable to noncontrolling interests	$(2,160)	$1,563	$(597)	$(5,091)	$3,064	$(2,027)
Net income (loss) attributable to common stockholders	$10,208	$1,563	$11,771	$22,900	$3,064	$25,964
Basic and diluted income (loss) per common share	$0.04	$—	$0.04	$0.08	$0.01	$0.09
Net comprehensive (income) loss attributable to noncontrolling interests	$(1,507)	$1,563	$56	$(2,205)	$3,064	$859
Net comprehensive income (loss) attributable to common stockholders	$12,887	$1,563	$14,450	$14,882	$3,064	$17,946

The tables below show the effect of the restatement on the Condensed Consolidated Statements of Equity for the periods ended September 30, 2017 and September 30, 2016 (in thousands):

Statement of Equity for the nine months ended September 30, 2017
	Accumulated Distributions in excess of earnings (As Reported)	Adjustment	Accumulated Distributions in excess of earnings (As Restated)	Accumulated Other Comprehensive Income (Loss) (As Reported)	Adjustment	Accumulated Other Comprehensive Income (Loss) (As Restated)	Total Stockholders’ Equity (As Reported)	Adjustment	Total Stockholders’ Equity (As Restated)	Non- controlling Interests (As Reported)	Adjustment	Non- controlling Interests (As Restated)
Balance as of January 1, 2017	$(843,900)	$22,400	$(821,500)	$(199,929)	$—	$(199,929)	$1,463,634	$22,400	$1,486,034	$44,601	$(22,400)	$22,201
Distributions declared	$(134,640)	$—	$(134,640)	$—	$—	$—	$(134,640)	$—	$(134,640)	$(21,534)	$(4,109)	$(25,643)
Distributions on CPEC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$(56,661)	$56,661	$—
Redemption of CPEC	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$(52,552)	$(52,552)
Net income (loss)	$124,289	$52,644	$176,933	$—	$—	$—	$124,289	$52,644	$176,933	$109,848	$(56,661)	$53,187
Foreign currency translation adjustment reclassified into earnings	$—	$—	$—	$4,795	$4,017	$8,812	$4,795	$4,017	$8,812	$3,614	$—	$3,614
Balance as of September 30, 2017	$(854,251)	$75,044	$(779,207)	$(144,152)	$4,017	$(140,135)	$1,484,846	$79,061	$1,563,907	$79,669	$(79,061)	$608

Statement of Equity for the nine months ended September 30, 2016
	Accumulated Distributions in excess of earnings (As Reported)	Adjustment	Accumulated Distributions in excess of earnings (As Restated)	Total Stockholders’ Equity (As Reported)	Adjustment	Total Stockholders’ Equity (As Restated)	Non- controlling Interests (As Reported)	Adjustment	Non- controlling Interests (As Restated)
Balance as of January 1, 2016	$(815,127)	$18,786	$(796,341)	$1,498,795	$18,786	$1,517,581	$47,929	$(18,786)	$29,143
Net income (loss)	$22,900	$3,064	$25,964	$22,900	$3,064	$25,964	$5,091	$(3,064)	$2,027
Balance as of September 30, 2016	$(926,668)	$21,850	$(904,818)	$1,399,948	$21,850	$1,421,798	$45,195	$(21,850)	$23,345

The table below shows the effect of the restatement on the Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2017 (in thousands):

	Nine Months Ended September 30, 2017
	As Reported	Adjustment	As Restated
Statement of Cash Flows
Net income (loss)	$234,137	$(4,017)	$230,120
(Gain) loss on the sale of real estate investments	$(219,182)	$4,017	$(215,165)
Distributions paid to stockholders and noncontrolling interests	$(150,072)	$52,552	$(97,520)
Redemption of CPEC	$—	$(52,552)	$(52,552)

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

Further, as described in Note 13 — Restatement, during the performance of our year end procedures on the consolidated financial statements to be included in our Annual Report on Form 10-K for the year ended December 31, 2017, we identified incorrect allocations of net income between our stockholders and our joint venture partner in the Brindleyplace joint venture (the “Brindleyplace JV”) and an incorrect classification of certain redemptions as distributions pertaining to preferred equity securities of the Brindleyplace JV. As a result, our financial statements included in this Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2017 and any references to the financial statements herein have been restated from the amounts previously reported to restate the allocated net income and redemptions related to the Brindleyplace JV. Certain immaterial prior year corrections related to the incorrect allocation of net income described above also have been restated for the periods included in this Quarterly Report on Form 10-Q/A for comparative purposes. In addition, management identified an incorrect calculation of a gain on sale of real estate investments during the three and nine months ended September 30, 2017. As a result, these periods included in this Quarterly Report on Form 10-Q/A have been restated from the amounts previously reported to reflect an immaterial reduction of a gain on sale of real estate investments and corresponding increase in accumulated other comprehensive income (loss). See Item 4 —“Controls and Procedures” for a discussion of the impact of these corrections on our internal controls over financial reporting.

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

Cash Flows from Financing Activities

Redemptions

As described previously, we ceased offering primary shares pursuant to our public offerings in April 2014. During the nine months ended September 30, 2017 and 2016, respectively, we redeemed $82.7 million and $50.6 million in shares of our common stock through our share redemption program. During the nine months ended September 30, 2017, we also redeemed $52.6 million of Convertible Preferred Equity Certificates (“CPEC”) held by the non controlling interest owner in the Brindleyplace JV.

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

Our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid to stockholders. Excluding the special distribution to the noncontrolling interest in the Aviva Coral Gables JV from sales proceeds of Aviva Coral Gables, respectively, we funded 38% and 12% of total distributions for the nine months ended September 30, 2017 and 2016, respectively, with cash flows from financing activities, which may include proceeds from our public offerings and proceeds from our debt financings. See “— Results of Operations — Funds from Operations and Modified Funds from Operations” for additional information regarding our performance.

The table below contains additional information regarding distributions to our stockholders and noncontrolling interest holders as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities				Cash Flows From Financing Activities
2017
September 30, 2017	$22,224	$23,031	$45,255	$1,786	$21,091		45%		$25,950		55%
June 30, 2017	21,935	22,953	44,888	21,053	36,931	(1)	82%	(1)	8,027	(1)	18%	(1)
March 31, 2017	21,614	22,883	44,497	2,804	28,819		61%		18,482		39%
Total	$65,773	$68,867	$134,640	$25,643	$86,841		62%		$52,459		38%

2016
December 31, 2016	$21,843	$23,539	$45,382	$752	$33,535		73%		$12,599		27%
September 30, 2016	21,617	23,611	45,228	2,671	46,501		97%		1,398		3%
June 30, 2016	21,232	23,402	44,634	1,281	45,915		100%		—		—%
March 31, 2016	21,128	23,451	44,579	987	30,824		68%		14,742		32%
Total	$85,820	$94,003	$179,823	$5,691	$156,775		85%		$28,739		15%

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

	Three Months Ended September 30,		Change
	2017	2016	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$27,223	$28,017	$(794)	(3)%
Domestic other investments	14,020	14,039	(19)	—%
International office investments	14,681	22,998	(8,317)	(36)%
International other investments	7,980	7,147	833	12%
Total same-store properties	63,904	72,201	(8,297)	(11)%
Disposed properties	34	11,281	(11,247)	(100)%
Total property revenues in excess of expenses	$63,938	$83,482	$(19,544)	(23)%

Other
Depreciation and amortization	$32,936	$44,116	$(11,180)	(25)%
Gain (loss) on sale of real estate investments	$74,560	$—	$74,560	—%
Interest expense	$14,435	$16,135	$(1,700)	(11)%
Income tax provision (benefit)	$950	$2,032	$(1,082)	(53)%
Provision for income taxes related to sale of real estate	$12,911	$—	$12,911	—%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

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

	Nine Months Ended September 30,		Change
	2017	2016	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$82,724	$85,916	$(3,192)	(4)%
Domestic other investments	42,011	42,564	(553)	(1)%
International office investments	43,917	63,357	(19,440)	(31)%
International other investments	23,047	22,267	780	4%
Total same-store properties	191,699	214,104	(22,405)	(10)%
Disposed properties	7,559	34,848	(27,289)	(78)%
Total property revenues in excess of expenses	$199,258	$248,952	$(49,694)	(20)%

Other
Depreciation and amortization	$105,180	$133,819	$(28,639)	(21)%
Gain (loss) on sale of real estate investments	$215,165	$—	$215,165	—%
Interest expense	$44,024	$48,727	$(4,703)	(10)%
Income tax provision (benefit)	$(8,548)	$5,004	$(13,552)	(271)%
Provision for income taxes related to sale of real estate	$12,911	$—	$12,911	—%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

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

The increase in the gain on sale of real estate investments in the table above is due to the gain recognized upon the sales of four properties during 2017. No properties were sold during the nine months ended September 30, 2016. The gains on the Brindleyplace Project and Mercedes Benz Bank are recognized net of foreign exchange losses that had been recognized as other comprehensive income within stockholders’ equity, and reclassified into earnings upon sale of the project.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (December 10, 2008) through September 30, 2017
	2017	2016	2017	2016
Net income (loss)	$64,033	$12,368	$230,120	$27,991	$183,350
Depreciation and amortization (1)	32,936	44,116	105,180	133,819	954,261
Loss (gain) on sale of investment property (2)	(74,560)	—	(215,165)	—	(421,180)
Provision for income taxes related to sale of real estate	12,911	—	12,911	—	12,911
Gain on sale of property from unconsolidated subsidiary	—	—	—	(7,196)	(7,196)
Adjustments for noncontrolling interests (3)	(40)	(1,485)	(1,142)	(4,836)	(30,270)
Funds from Operations attributable to common stockholders	35,280	54,999	131,904	149,778	691,876
Loss (gain) on derivative instruments (4)	(174)	29	628	708	(4,152)
Loss (gain) on foreign currency (5)	2,450	(4,364)	(4,495)	1,439	38,197
Other components of revenues and expenses (6)	1,874	(1,420)	20,954	(8,683)	(30,707)
Acquisition fees and expenses (7)	—	91	113	263	223,133
Adjustments for noncontrolling interests (3)	(2)	659	324	2,097	6,299
Modified Funds From Operations attributable to common stockholders	$39,428	$49,994	$149,428	$145,602	$924,646
Basic and diluted income (loss) per common share	$0.23	$0.04	$0.64	$0.09	$0.86
Funds From Operations attributable to common stockholders per common share	$0.13	$0.20	$0.48	$0.54	$4.29
Modified Funds From Operations attributable to common stockholders per common share	$0.14	$0.18	$0.54	$0.53	$5.74
Weighted average shares outstanding	276,228	276,067	276,950	275,539	161,180

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
In accordance with Rules 13a-15 and 15d-15 promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and after considering the material weakness described above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2017, filed on March 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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