Form 10-K
period 2017-12-31
Hines Global REIT, Inc.
filed 2018-03-30
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock.
The registrant had 273.1 million shares of common stock outstanding as of March 19, 2018.

TABLE OF CONTENTS PART I
Item 1.	Business	1
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	32
Item 2.	Properties	32
Item 3.	Legal Proceedings	37
Item 4.	Mine Safety Disclosures	37
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	38
Item 6.	Selected Financial Data	45
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	62
Item 8.	Financial Statements and Supplementary Data	64
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	95
Item 9A.	Controls and Procedures	95
Item 9B.	Other Information	97
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	98
Item 11.	Executive Compensation	107
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	110
Item 13.	Certain Relationships and Related Transactions, and Director Independence	111
Item 14.	Principal Accounting Fees and Services	115
PART IV
Item 15.	Exhibits, Financial Statement Schedules	116
Item 16.	Form 10-K Summary	121

SIGNATURES		123
EX- 10.1	Form of Restricted Share Award Agreement
EX- 21.1	List of Subsidiaries
EX- 23.1	Consent
EX- 31.1	Certification
EX- 31.2	Certification
EX- 32.1	Certification of CEO & CFO pursuant to Section 906
EX- 99.1	Consent of Independent Valuer
EX- 99.2	Consent of Independent Valuer
EX- 99.3	Consent of Independent Valuer
EX- 99.4	Consent of Independent Valuer

EX- 101	Instance Document
EX- 101	Schema Document
EX- 101	Calculation Linkbase Document
EX- 101	Labels Linkbase Document
EX- 101	Presentation Linkbase Document
EX- 101	Definition Linkbase Document

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, economic conditions that may impact our operations, our future leverage and financial position, our future capital expenditures, future distributions, other developments and trends in the commercial real estate industry and our business strategy. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.

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

Item 1.  Business

General Description of Business and Operations

Hines Global REIT, Inc. (“Hines Global”) was incorporated under the Maryland General Corporation Laws on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global raised the equity capital for its real estate investments through two public offerings from August 2009 through April 2014. Hines Global continues to offer up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Collectively, through its public offerings, including the DRP Offering, Hines Global raised approximately $3.1 billion as of December 31, 2017. Hines Global engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for its two public offerings.

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

We completed our investment phase during 2015 and have achieved one of our primary investment objectives of investing in a real estate portfolio that is diversified by asset type, geographic area, lease expirations and tenant industries. As of December 31, 2017, we owned interests in 34 real estate investments which contain, in the aggregate, 14.1 million square feet of leasable space, and we believe each investment is suitable for its intended purpose. These investments consisted of:

•	Domestic office investments (9 investments)

•	Domestic other investments (5 investments)

•	International office investments (9 investments)

•	International other investments (11 investments)

As part of our ongoing portfolio management, we continually evaluate the merits of selling certain assets based on their current and projected market valuations, property-specific leasing and other operational dynamics, and other portfolio and market considerations.  As a result, we strategically elected to sell two properties during 2016 (@1377 and Komo Plaza) and six properties during 2017 (the Brindleyplace Project, Aviva Coral Gables, Southpark, Mercedes Benz Bank, Hock Plaza, and Fifty South Sixth).

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

We have no employees. Our business is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of our sponsor, Hines Interests Limited Partnership (“Hines”), under the terms and conditions of an advisory agreement between us, the Operating Partnership and the Advisor (the “Advisory Agreement”). As compensation for these services, we pay or have paid the Advisor asset management, acquisition, debt financing and disposition fees and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the advisory agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay property management and leasing fees in connection with these services. Hines is owned and controlled by or for the benefit of Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 4,000 employees have over 60 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

Acquisition and Investment Policies

We had invested all of the proceeds raised through our public offerings by the end of 2015. We have invested in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Our principal targeted assets have been investments in properties, and other real estate investments that relate to properties, that have quality construction and desirable locations which can attract quality tenants. These types of investments are generally located in central business districts or suburban markets of major metropolitan cities worldwide. We have invested in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant. We do not presently intend to make any additional property acquisitions. See “Item 2. Properties” for additional information regarding our real estate portfolio.

Financing Strategy and Policies

We have and may continue to use debt financing from time to time for acquisitions, property improvements, lease inducements, tenant improvements, redemptions and other working capital needs. As of December 31, 2017, our portfolio was 38% leveraged based on the values of our real estate investments.

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

We have declared distributions of approximately $0.65 per share, per year for the years ended December 31, 2017, 2016 and 2015. We have also declared distributions for the months of January, February, and March 2018 in an amount equal to $0.0541667 per share, per month, which is equal to an annualized distribution rate of $0.65 per share. Of this amount, $0.02 of the per share, per month distribution has been or will be designated by the Company as a return of a portion of the stockholders’ invested capital and, as such, will reduce the stockholders’ remaining investment in the Company.

Additionally, we declared a special distribution to stockholders of $1.05 per share that was paid to all stockholders of record as of December 30, 2017 in January 2018. This special distribution represented a return of a portion of our stockholders’ invested capital from sales of investment property and, as such, reduced their remaining investment in the Company. The special distribution represented a portion of the net proceeds received from the strategic sale of six assets during 2017.

Our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We have funded the remaining distributions from proceeds from the sales of our real estate investments in the current and prior periods, as well as from cash flows from financing activities.

Tax Status

We have elected to be treated as a REIT under the Code. Our management believes that we operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2017, 2016 and 2015 in the accompanying consolidated financial statements.  Income tax expense recorded by the Company during each of these years was primarily comprised of foreign income taxes related to the operation of its international properties.

Competition

Numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors compete with us in acquiring properties or making other real estate investments and obtaining creditworthy tenants to occupy such properties, including, but not limited to, Hines Global Income Trust, Inc. (“Hines Global Income Trust”), and other real estate investment vehicles sponsored by Hines. Many of these entities have significant financial and other resources, allowing them to compete effectively with us. Principal factors of competition in our primary business of acquiring properties or making other real estate investments include access to capital, the quality of properties, leasing terms (including rent and other charges and allowances for inducements and tenant improvements), the quality and breadth of tenant services provided, and reputation as an owner and operator of commercial real estate investments in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends of the global, national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, taxes, governmental regulations, legislation and demographic trends.

We believe Hines’ extensive real estate experience and depth and breadth of its organization of 4,000 employees located in over 100 cities across the United States and 23 foreign countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. During the years ended December 31, 2017, 2016 and 2015, respectively, we did not earn more than 10% of total rental revenues from any individual tenant.

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

Certain other investment vehicles sponsored by Hines have experienced adverse developments in recent years. Although it was re-opened with respect to ordinary redemption requests in April 2013, in December 2009, Hines Real Estate Investment Trust, Inc. (“Hines REIT”) suspended its share redemption program, except with respect to redemptions in connection with the death or disability of a stockholder. During the five years prior to its adoption of a plan of liquidation and dissolution in 2016, specifically in May 2011, November 2012, April 2013, November 2013, December 2014 and September 2015, Hines REIT’s board of directors determined an estimated per share NAV of $7.78, $7.61, $6.75, $6.40, $6.50, and $6.65, respectively, each of which was lower than the most recent primary offering price of $10.08 per share. The reduction in the estimated NAV between November 2012 and April 2013 was due to Hines REIT’s payment to its stockholders of special distributions in excess of $0.80 per share (all of which represented a return of capital). In addition, Hines REIT decreased its distribution rate in July 2010 and further decreased the rate in April 2013. The reduction in the NAV between September 2015 and December 2016 was due primarily to Hines REIT’s payment to its stockholders of their initial liquidating distribution of $6.20 per share.

In addition to Hines REIT, Hines Global Income Trust and HMS Income Fund, Inc. (“HMS”), Hines has sponsored more than 20 privately-offered programs in the past ten years. Several of Hines’ privately-offered programs have experienced adverse economic developments due to the global financial crisis and deteriorating economic conditions in several European and South American countries, Mexico and several U.S. markets between 2007 and 2009. The adverse market conditions experienced by these programs may result in them altering their investment strategy, generating returns lower than originally expected, or ultimately may cause them to incur losses. There is a risk that we may experience similar adverse developments, as an investment vehicle sponsored by Hines.

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

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Therefore, stockholders’ investment in our common stock will be subject to greater risk to the extent that we lack a geographically diversified portfolio.  For example, based on our pro rata share of the estimated market value of the real estate investments in which we owned interests as of December 31, 2017, approximately 12% of our portfolio consists of properties located in London, England and 9% of our portfolio consists of our property in Seattle, Washington. Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets. Please see “Item 2. Properties — Market Concentration.”

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in these industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on our pro rata share of space leased to tenants as of December 31, 2017, 38% of our space is leased to tenants in the transportation and warehousing industry, 22% is leased to tenants in the retail industry and 7% is leased to tenants in the finance and insurance industry. Please see “Item 2. Properties — Industry Concentration.”

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

We may suffer adverse consequences if our revenues decline, since our operating costs do not necessarily decline in proportion to our revenue.

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

Our use of borrowings to fund improvements on properties or other cash needs could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow.

We are relying and intend to continue to rely in part on borrowings under our credit facilities and other external sources of financing to fund the costs of any capital expenditures and other items. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover required debt service payments and that we will be unable to meet other covenants or requirements in the credit agreements.

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

Numerous real estate companies that operate in the markets in which we may operate will compete with us in acquiring real estate investments and obtaining creditworthy tenants to occupy such properties or the properties owned by such investments. One such company with whom we may compete for tenants is Hines Global Income Trust. Such competition could adversely affect our business. There are numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors that will compete with us in seeking investments and tenants for properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or investments or lower our occupancy rates and the rent we may charge tenants. In addition, the arrival of new competitors in the immediate areas where we have assets could require unplanned investments in our assets, which may adversely affect us. We may also have difficulty in renewing leases or in leasing to new tenants, which may lead to a reduction in our cash flow and operating income, since the proximity of new competitors could divert existing or new tenants to such competitors, resulting in vacancies.

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

As a REIT, the value of our ownership interests held in our TRSs may not exceed 20% of the value of all of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded 20% of the value of our total assets at the end of any calendar quarter, then we could fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 20% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, generally no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of the Company’s TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of the Company’s gross income with respect to such year.

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

We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, such as those experienced in Super Storm Sandy in October 2012 and Hurricane Harvey in 2017, and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

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

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

Public utilities, especially those that provide water and electric power, are fundamental for the operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could result in tenants terminating their leases or result in an increase in our costs, as we may be forced to use backup generators, which also could be insufficient to fully operate our properties. Accordingly, any interruption or limitation in the provision of these essential services may adversely affect us.

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

Each of these effects may occur before the United Kingdom departs from the European Union because the capital and credit markets are subject to volatility and disruption caused by the uncertainty introduced by the Brexit vote. As of December 31, 2017, 12% of our real estate investment portfolio was located in London, England. A decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our portfolio, which could, among other things, adversely affect our business and financial condition.

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

Hines Global owned a 99.99% general partner interest in the Operating Partnership as of December 31, 2017. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. Hines Global REIT Associates Limited Partnership owns the special units of the Operating Partnership (the “Special OP Units”), which were issued as consideration for an obligation by Hines and its affiliates to perform services in connection with our real estate operations. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

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

Employees of the Advisor and Hines will face conflicts of interest relating to time management and allocation of resources.

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

Asset management fees paid to the Advisor and property management and leasing fees paid to Hines and its affiliates would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. The Advisor is also entitled to a fee equal to a percentage of the total consideration paid in connection with a disposition. This fee may incentivize the Advisor to recommend the disposition of a property or properties through a sale, merger, or other transaction that may not be in our best interests at the time. In addition, the premature disposition of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, the Advisor has considerable discretion with respect to the terms and timing of disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its and its affiliates’ compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to compensation from us to the Advisor and its affiliates could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay our stockholders distributions or result in a decline in the value of our stockholders’ investment.

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

All of our officers and non-independent directors are also officers and directors of the Advisor and/or other entities controlled by Hines, such as the advisor to Hines REIT, the advisor to Hines Global Income Trust and the advisor to HMS Income Fund, Inc. Some of these entities may compete with us for investment and leasing opportunities. These personnel owe fiduciary duties to these other entities and their security holders and these duties may from time to time conflict with the fiduciary duties such individuals owe to us and our stockholders. For example, conflicts of interest adversely affecting our investment decisions could arise in decisions or activities related to:

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

•
part of the income and gain recognized by a tax exempt investor with respect to our common shares would constitute unrelated business taxable income if such investor incurs debt in order to acquire the common shares; and

•
part or all of the income or gain recognized with respect to our common shares by social clubs, voluntary employee benefit associations and supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9) or (17), of the Code may be treated as unrelated business taxable income.

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

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gains realized by foreign investors other than “qualified foreign pension plans” on a sale of our common shares would be subject to tax under FIRPTA (unless our common shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common shares).  Our common shares are not currently traded on an established securities market.

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

We must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets in order to ensure our qualification as a REIT. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% (the limit was 25% prior to January 1, 2018) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

Legislative or regulatory action could adversely affect us and/or our investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to the qualification and taxation of REITs and to investments in REITs and similar entities. Additional changes to tax laws may continue to occur in the future and may be given retroactive or prospective effect, and we cannot assure our stockholders that any such changes will not adversely affect how we are taxed or the taxation of our stockholders. Any such changes could have an adverse effect on us and on an investment in shares of our common stock. We urge our stockholders to consult with their own tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

The Tax Cuts and Jobs Act, which made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including REITs and their stockholders, was signed into law on December 22, 2017 and the precise application of all facets of the legislation is unclear. In addition, as a result of these changes, we may be limited in our ability to deduct interest expense, or be required to spread depreciation deductions over longer periods of time and we may be limited in our ability to utilize losses incurred in earlier years to offset income generated in subsequent years.

The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including REITs and their stockholders.  In the case of individuals, the tax brackets were adjusted, the top federal income rate was reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received that are not “capital gain dividends” or “qualified dividend income,” subject to complex limitations) and various deductions were eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026.  The top corporate income tax rate was reduced to 21%.  There are only minor changes to the tax rules applicable to REITs (other than the 20% deduction applicable to individuals for ordinary REIT dividends received).  The Tax Cuts and Jobs Act makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.  For example, the Tax Cuts and Jobs Act amended the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other rules in the Code.  Such rule may cause us to recognize income before receiving any corresponding receipt of cash, which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which such income is recognized, although the precise application of this rule is unclear at this time.

In addition, per the Tax Cuts and Jobs Act, the amount of business interest expense that we may deduct may be limited to the sum of 30% of our adjusted taxable income for the tax year and our business interest income for the tax year. Business interest expense generally is interest paid or accrued with respect to indebtedness allocable to a trade or business. It does not include investment interest. Adjusted taxable income generally means taxable income from trade or business activities before any deductions for interest, net operating losses, or the new deduction for pass-through business income provided for in the Tax Cuts and Jobs Act. In taxable years beginning before January 1, 2022, adjusted taxable income is also computed before deducting depreciation and amortization expense. Interest expense that is disallowed may be carried forward indefinitely. Businesses with average annual gross receipts of $25 million or less (determined by taking into account businesses operated by certain affiliated entities) are exempt from this limitation. A real property trade or business may elect to not be subject to this limit. A real property trade or business is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. An electing real property trade or business must use longer alternative depreciation system periods prospectively for all real estate, including real estate acquired prior to the election. We have not yet determined whether the new limitation will affect us or any of our subsidiaries, or whether we and our subsidiaries are eligible to make and will make this election. Once made, this election is irrevocable. Further, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, a company’s ability to deduct net operating losses is generally limited to 80% of taxable income (prior to the application of the dividends paid deduction), which may limit our ability or the ability of our subsidiaries to derive tax benefits in a later year from losses incurred and carried forward from a prior year. Additionally, the Tax Cuts and Jobs Act reduced individual taxpayers’ ability to deduct state and local taxes, including property taxes further limited their ability to deduct mortgage interest expense, such that interest is only deductible with respect to up to a total of $750,000 of mortgages and the legislation does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages).  These changes may potentially (and negatively) affect the markets in which we may invest.

Stockholders are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, including their potential impact on stockholders’ investment in our common shares.

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

Investment Risks

There is no public market for our common shares; therefore, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount. The most recently determined per share net asset value of our common shares is an amount that is less than the price some stockholders paid for their shares in our prior public offerings and may be further adjusted in the future.

There is no public market for our common shares, and we do not expect one to develop. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may limit the ability of our stockholders to sell their shares. If they are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay certain up-front fees and expenses, including organization and offering costs, such as issuer costs, selling commissions, and the dealer manager fee and acquisition fees and expenses in connection with our public offerings. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares, without incurring a substantial loss. Stockholders may also experience substantial losses if we dispose of our assets or in connection with a liquidation event. We cannot assure stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, stockholders should consider our common shares as an illiquid and long-term investment, and they must be prepared to hold their shares for an indefinite length of time. On February 26, 2018, our board of directors established a per share NAV of our common stock of $9.04, when adjusted for the special distribution of $1.05 per share (which represented a return of capital) declared on December 30, 2017, is lower than the $10.28 and $10.40 per share primary offering prices in our second public offering. For a discussion of how the per share NAV was determined, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information.”

The offering price of our shares under our distribution reinvestment plan may not accurately represent the current value of our assets at any particular time and the actual value of your investment may be substantially less than what you pay.

The offering price for shares of our common stock under our distribution reinvestment plan is equal to the per share NAV most recently determined by our board of directors, as described in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” The per share NAV was calculated as of a moment in time, and the value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and changes in the real estate and capital markets. Therefore, the actual value of your investment may be substantially less than what you pay for shares of our common stock under our distribution reinvestment plan. The offering price is not indicative of either the price at which our shares would trade if they were listed on an exchange or actively traded by brokers or of the proceeds that you would receive if we were liquidated or dissolved.

Because we are conducting an ongoing offering pursuant to our distribution reinvestment plan, we are providing information about our net tangible book value per share. As of December 31, 2017, our net tangible book value per share was $5.01, which is less than the offering price for shares of our common stock pursuant to our distribution plan. Net tangible book value is a rough approximation of value calculated simply as total book value of assets minus total liabilities (all of which are adjusted for noncontrolling interests). It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, (iii) the substantial fees paid in connection with our two prior public offerings, such as selling commissions and marketing fees, all or a portion of which were re-allowed by our dealer manager to participating broker dealers and (iv) the fees and expenses paid to the Advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments.

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

Although the Advisor agreed to these waivers in prior years, the Advisor and affiliates are under no obligation to advance funds to us or to defer or waive fees in order to support our distributions. Our distributions have been funded from sources other than cash flows from operations. For example, for 2017, after application of our cash flows from operations, which accounted for 19% of the operating distributions, the remaining distributions were funded using proceeds from the sales of our real estate investments in the current and prior periods, and cash flows from financing activities. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from the sales of our real estate investments, proceeds from our debt financings, proceeds from our public offerings, cash advances by the Advisor and cash resulting from a waiver or deferral of fees. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings, to fund distributions, then we will have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, our stockholders overall return may be reduced and it may result in the dilution of our stockholders’ investment. In addition, the Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in us. Furthermore, to the extent distributions exceed cash flows from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

We have reduced our distribution rate in the past and cannot guarantee that distributions will continue to be paid at the current rate or at all.

Commencing with distributions from January 2012 through December 2017, as a result of market conditions and our goal of increasing our distribution coverage, our board of directors authorized distributions in an amount equal to approximately $0.65 per share, per year. This amount, which we have continued to declare on a monthly basis from January 2018 through March 2018, was a decrease from the distribution amount of approximately $0.70 per share, per year, which had been declared by our board of directors since October of 2009.

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

Our share redemption program contains significant restrictions and limitations. For example, only stockholders who purchase their shares directly from us or who received their shares through a non-cash transaction, not in the secondary market, are eligible to participate, and stockholders must generally hold their shares for a minimum of one year before they can participate in our share redemption program. In addition, our share redemption program generally provides that only funds received from the prior month’s distribution reinvestment plan may be used in the subsequent month to redeem shares. Further, our share redemption program limits the number of shares that may be redeemed in any consecutive twelve month period to no more than 5% of the number of shares outstanding at the beginning of that period, which we refer to as the “5% limitation.” Our board of directors may terminate, suspend or amend the share redemption program upon 30 days’ written notice without stockholder approval. The redemption price our stockholders may receive upon any such redemption may not be indicative of the price our stockholders would receive if our shares were actively traded or if we were liquidated, and our stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program or to third parties at a price that reflects the then current market value of the shares or at all.

For the months of January and February 2018, we received requests to redeem shares in excess of the 5% limitation. Based on the application of the 5% limitation, we redeemed, on a pro rata basis, approximately 68% and 29%, respectively, of the shares each stockholder requested to be redeemed for the months of January and February 2018, respectively.

The actual value of shares that we redeem under our share redemption program may be substantially less than what we pay.

Under our share redemption program, after shares have been held by a stockholder for at least one year, shares generally may be redeemed at a price equal to the per share NAV of our common stock most recently announced by us in a public filing with the SEC as of the applicable date of the redemption. The per share NAV may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program at a price that reflects the then-current market value of the shares. In addition, as we consider strategic alternatives for a potential liquidity event, our stockholders should be aware of the possibility that the amount they may receive if their shares of our common stock are redeemed may be higher or lower than the amount they may receive if we execute a liquidity event. However, there is no set timetable for the execution of such an event and there is no assurance that any such event will occur. If, at the time of redemption, the actual value of the shares is less than the redemption price, then it would cause the redemption to be dilutive to our remaining stockholders. Alternatively, if the actual value of the shares that we redeem is equal to or more than the most recently announced per share NAV, then a redeeming stockholder will not benefit from any increase in the value of the underlying assets.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We make real estate investments directly and through entities wholly-owned by the Operating Partnership, or indirectly through other entities. As of December 31, 2017, we owned interests in 34 real estate investments which contain, in the aggregate, 14.1 million square feet of leasable space that was 92% leased.

The following table provides additional information regarding each of the properties we owned an interest in as of December 31, 2017:

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased
Domestic Office Investments
250 Royall	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	78%
9320 Excelsior	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	289,408	100%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	88%
The Campus at Playa Vista	Los Angeles, California	Office	5/2013; $216.6	5.7%	324,955	99%
2300 Main	Irvine, California	Office	8/2013; $39.5	6.4%	132,064	100%
55 M Street	Washington, D.C.	Office	12/2013; $140.9	4.8%	267,915	95%
The Summit	Bellevue, Washington	Office	3/2015; $316.5	5.6%	524,130	98%
Total for Domestic Office Investments					3,020,506	93%

Domestic Other Investments
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	401,397	98%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,477	98%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	766,934	89%
The Rim	San Antonio, Texas	Retail	2/2014, 4/2015, 12/2015, & 12/2016: $285.9	5.9%	1,055,375	93%
WaterWall Place	Houston, Texas	Residential/Living	7/2014; $64.5	7.8% (4)	316,299	91%
Total for Domestic Other Investments					2,857,482	93%

International Office Investments
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	94,240	94%
100 Brookes St.	Brisbane, Australia	Office	7/2012; $67.6	10.5%	105,636	100%
465 Victoria	Sydney, Australia	Office	2/2013; $90.8	8.0%	169,472	76%
One Westferry Circus (5)	London, England	Office	2/2013; $124.6	7.4%	221,019	100%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,182	83%
825 Ann	Brisbane, Australia	Office	4/2013; $128.2	8.0%	206,505	97%
Perspective Defense	Paris, France	Office	6/2013; $165.8	8.5%	289,663	47%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	455,712	59%
818 Bourke	Melbourne, Australia	Office	10/2014; $135.6	7.1%	259,007	95%
Total for International Office Properties					2,285,436	79%

International Other Investments
FM Logistic	Moscow, Russia	Industrial	4/2011 $70.8	11.2%	748,578	100%
Poland Logistics Portfolio	Poland (5)	Industrial	3/2012 & 10/2012; $157.2	8.1%	2,365,225	92%
Fiege Mega Centre	Erfurt, Germany	Industrial	10/2013; $53.6	7.7%	952,540	100%
Simon Hegele Logistics	Forchheim, Germany	Industrial	6/2014 & 1/2015; $78.9	7.5%	615,555	100%
Harder Logistics Portfolio	Germany (6)	Industrial	4/2015 & 12/2015; $126.5	7.3%	1,287,065	100%
Total for International Other Investments					5,968,963	97%
Total for All Investments					14,132,387	92%	(7)

(1)
On December 31, 2017, the Company effectively owned a 99.99% interest in the properties listed, with the exception of WaterWall Place, through the ownership interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. We own a 93% interest in WaterWall Place through our investment in the WaterWall Place JV.

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

The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of each property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions, with respect to each property, that in-place tenants will continue to perform under their lease agreements during the 12 months following our acquisition of the property.  In addition, with respect to the Poland Logistics Portfolio, the Minneapolis Retail Center, 465 Victoria, One Westferry Circus, Riverside Center, 825 Ann, the Campus at Playa Vista, the Markets at Town Center, the Avenue at Murfreesboro, 55 M Street, 818 Bourke, and The Summit, the projected property revenues in excess of expenses include assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.

(4)
Construction has been completed for this residential/living development property. The estimated going-in capitalization rate is based on the projected revenues in excess of expenses once the property’s operations have stabilized divided by the construction cost of the property. The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of the property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions concerning estimates of timing and rental rates related to leasing vacant space and assumptions that in-place tenants will continue to perform under their lease agreements during the 12 months following stabilization of the property.

(5)	The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(6)	The Harder Logistics Portfolio is comprised of three logistic buildings located in Nuremberg, Karlsdorf, and Duisburg, Germany.

(7)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 92%.

Investment Type

Our portfolio is comprised of investments in a variety of real estate asset classes, including office, retail, industrial and residential/living properties. The following chart depicts the percentage of our portfolio’s investment types based on our pro rata share of the estimated value of each of our investments as of December 31, 2017. The estimated values of our real estate property investments were based on their appraised values as of December 31, 2017.

Lease Expirations

The following table lists our pro rata share of the scheduled lease expirations and related expiring base rents for each of the years ending December 31, 2018 through December 31, 2027 and thereafter for all of the properties in which we owned an interest as of December 31, 2017. The table also shows the approximate leasable square feet represented by the applicable lease expirations (1):

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	Percent of Total Annual Base Rental Income
Vacant	—	1,075,138	7.8%	$—	—%
2018	55	873,251	6.3%	$23,109,002	8.5%
2019	40	1,391,269	10.2%	$32,293,337	11.8%
2020	60	1,191,522	8.6%	$33,305,289	12.3%
2021	37	990,668	7.2%	$32,358,535	11.9%
2022	69	2,672,552	19.3%	$48,830,215	18.0%
2023	41	1,159,131	8.4%	$29,606,622	10.9%
2024	24	1,518,548	11.0%	$14,244,072	5.2%
2025	35	495,825	3.6%	$12,025,167	4.4%
2026	17	169,706	1.2%	$5,390,982	2.0%
2027	24	1,355,772	9.8%	$14,103,673	5.2%
Thereafter	24	920,917	6.6%	$26,679,984	9.8%

(1)	The table excludes amounts related to our residential/living project.

Market Concentration

The map below depicts the location of our real estate investments. Approximately 59% of our portfolio is located throughout the United States and approximately 41% is located internationally (based on our pro rata share of the estimated value of each of the investments). The estimated values of our real estate property investments were based on their appraised values as of December 31, 2017.
The following table provides a summary of the market concentration of our portfolio based on our pro rata share of the estimated value of each of the investments in which we owned interests as of December 31, 2017.

Market	Market Concentration (1)
London, United Kingdom	12%
Seattle, Washington	9%
Boston, Massachusetts	8%
Los Angeles, California	8%
San Antonio, Texas	7%
Minneapolis, Minnesota	7%
San Francisco, California	7%
Nashville, Tennessee	5%
Warsaw, Poland	5%
Brisbane, Australia	4%
Paris, France	4%

(1)
Excluded from the table is approximately 24% of our portfolio, which is made up of markets which are individually less than 4% of our portfolio and includes: Houston, Texas; Sydney, Australia; Jacksonville, Florida; Washington, DC; Katowice, Poland; Erfurt, Germany; Duisburg, Germany; Karlsdorf, Germany; Wroclaw, Poland; Melbourne, Australia; Nuremberg, Germany; and Moscow, Russia.

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of the properties in which we owned interests based on our pro rata share of their leased square footage as of December 31, 2017:

Industry	Industry Concentration (1) (2)
Transportation and Warehousing	38%
Retail	22%
Finance and Insurance	7%
Manufacturing	5%
Information	3%
Health Care	4%
Utilities	4%
Other Professional Services	3%

(1)	Industry concentration does not include residential/living properties.

(2)
Excluded from the table is approximately 14% of our portfolio, which is made up of industries which are individually less than 3% of our portfolio and includes: administrative and support services, agriculture, arts, educational services, entertainment and recreation, construction, hospitality, government, other services, real estate, wholesale trade, oil and gas, accounting, and legal services.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 30, 2018, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2017, we had 274.3 million common shares outstanding, held by a total of approximately 60,000 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offerings in their effort to comply with National Association of Securities Dealers (“NASD”) Rule 2340, we disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we plan to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares and such statements should not be used for any other purpose. On February 26, 2018, our board of directors determined a new per share net asset value, or NAV, of $9.04 as of December 31, 2017. This new per share NAV is slightly higher than the previously determined estimated per share NAV of $8.98 as of December 30, 2017. The estimated per share NAV of $8.98 as of December 30, 2017 represented a decrease from the per share NAV of $10.03 determined as of December 31, 2016, and the decrease was due solely to a special distribution of $1.05 per share declared to stockholders of record as of December 30, 2017. The new per share NAV was determined utilizing the guidelines established by the Investment Program Association Practice Guideline 2013-01 – “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013 except that it includes the estimate of closing costs that we would expect to incur related to a potential future liquidity event, as described further below. Our deemed per share NAV is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities, and should not be used for any other purpose. We cannot assure you that this deemed estimated value, or the method used to establish such value, complies with the ERISA or IRS requirements. It is currently anticipated that a new per share NAV will next be determined in 2019.

Methodology

We engaged Cushman & Wakefield, Inc. (“Cushman”) a division of which is an independent third party real estate advisory and consulting firm, to provide, or cause its subsidiaries to provide, appraised values of our domestic real estate property investments as of December 31, 2017. These appraisals were performed in accordance with Uniform Standards of Professional Appraisal Practice. Cushman has extensive experience in conducting appraisals and valuations on real properties and each of our appraisals was prepared by personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) designation.

Additionally, we engaged Knight Frank, LLP (“Knight Frank”) an independent third party real estate advisory and consulting services firm, to provide appraised values of our international real estate investments as of December 31, 2017. These appraisals were performed in accordance with the professional standards as published by the Royal Institution of Chartered Surveyors, with the exception of our Australian real estate property investments, in which case the appraisals were performed in accordance with the Australian Property Institute and the International Valuation Standards.

We also engaged Jones Lang LaSalle Incorporated (“JLL”), an independent third party real estate advisory and consulting services firm, to perform valuations of our debt obligations as of December 31, 2017.

In establishing the per share NAV of $9.04, in addition to using the values of our real estate property investments and values of the our debt obligations, our board of directors also included in its determination the values of other assets and liabilities such as cash, tenant receivables, accounts payable and accrued expenses, distributions payable and other assets and liabilities, all of which were valued at cost and an estimate of closing costs that we would expect to incur in relation to a future potential liquidity event. No liquidity discounts or discounts relating to the fact that we are externally managed were applied to the per share NAV and no attempt was made to value Hines Global as an enterprise. Additionally, the per share NAV was reduced by the value of noncontrolling interests owned by Hines in WaterWall Place, a real estate investment that is not wholly-owned by the Company.

Additionally, we engaged Altus Group U.S. Inc., (“Altus”) to review the appraisals provided by Cushman and Knight Frank and to assess the reasonableness of our new per share NAV. The appraisal reviews were conducted under the supervisions of a member of the MAI. In assessing the reasonableness of our new per share NAV, Altus utilized the appraised values provided by Cushman and Knight Frank, the valuations of our debt obligations provided by JLL and information provided by management regarding balances of cash, tenant and loan receivables, accounts payable and accrued expenses, distributions payable and other assets and liabilities and an estimate of closing costs that we would expect to incur in relation to a future potential liquidity event. Altus concluded that the new per share NAV determined by our board of directors was reasonable.

The independent firms that we engaged to assist us in connection with our determination of a new NAV per share, as described above, have provided, and are expected to continue to provide, real estate appraisal, valuation and financial advisory services to us and to Hines and its affiliates and have received, and are expected to continue to receive, fees in connection with such services. Certain of these firms and their respective affiliates may from time to time in the future perform other real estate appraisal, valuation and financial advisory services for us and for Hines and its affiliates, or in transactions related to the properties that are the subject of the valuations being performed for us, or otherwise, so long as such other services do not adversely affect the independence of the applicable firm as certified in the applicable report.

The aggregate value of our real estate property investments as of December 31, 2017 was $4.4 billion, including amounts attributable to noncontrolling interests, which represents a 6.0% net increase when compared to the previously determined value of our assets as of December 31, 2016 (including adjustments for properties disposed during 2017).  This 6.0% net increase resulted from 1.9% appreciation in the aggregate values of our real estate property investments and 4.1% resulting from the weakening of the U.S. dollar against the Euro, British pound sterling, and Australian dollar.

The aggregate value of our real estate property investments also represented a 13.0% increase compared to their aggregate net purchase price. The table below sets forth the calculation of our per share NAV as of December 31, 2017 and our previous per share NAV as of December 31, 2016 and 2015:

	December 31, 2017		December 31, 2016		December 31, 2015
	Gross Amount (in millions)	Per Share	Gross Amount (in millions)	Per Share	Gross Amount (in millions)	Per Share
Real estate property investments	$4,445	$16.20	$5,095	$18.37	$5,468	$19.92
Other assets	441	1.61	213	0.77	251	0.91
Debt obligations and other liabilities	(1,962)	(7.15)	(2,330)	(8.40)	(2,678)	(9.75)
Special Distribution(1)	(288)	(1.05)
Noncontrolling interests	(11)	(0.04)	(89)	(0.32)	(124)	(0.45)
Net Asset Value before closing costs	$2,625	$9.57	$2,889	$10.42	$2,917	$10.63
Estimated closing costs	(146)	(0.53)	(107)	(0.39)	(107)	(0.39)
NAV	$2,479	$9.04	$2,782	$10.03	$2,810	$10.24
Shares outstanding	274		277		274

(1)
In December 2017, the Company declared a distribution of $1.05 per share (the “Special Distribution”) to all stockholders of record as of December 30, 2017, which was paid in January 2018. This distribution was designated by the Company as a special distribution, which represented a return of a portion of the stockholders’ invested capital from sales of investment property and, as such, reduced their remaining investment in the Company. The Special Distribution reduced the previous per share NAV determined as of December 31, 2016 from $10.03 to $8.98.

The table below provides additional information regarding the change in the Company's per share NAV related to the Special Distribution declared in December 2017:

Per Share
NAV per share as of December 31, 2016	$10.03
Less: Special Distribution	$(1.05)
Adjusted beginning estimated NAV per share	$8.98
Net increase to NAV per share during 2017	$0.06
Ending NAV per share as of December 31, 2017	$9.04

Our board of directors determined the per share NAV by (i) utilizing the values of our real estate property investments of approximately $4.4 billion and adding our other assets comprised of our cash, tenant and other receivables and other assets of $441 million, (ii) subtracting the values of our debt obligations and other liabilities comprised of our accounts payable and accrued expenses, due to affiliates, distributions payable (including the Special Distribution) and other liabilities (including amounts related to noncontrolling interests) of $2.3 billion, (iii) subtracting an estimate of closing costs that we would expect to incur in relation to a potential future liquidity event of $146 million, and (iv) dividing the total by our common shares outstanding as of December 31, 2017 of 274 million, resulting in a per share NAV of $9.04.

Other than with respect to the values of our real estate property investments and values of our debt obligations, the values of the assets and liabilities described above were determined based on their cost as of December 31, 2017 and included certain pro forma adjustments primarily related to estimated closing costs that we would expect to incur in relation to a potential future liquidity event. As we consider strategic alternatives for a potential liquidity event, management and our board of directors thought it appropriate to include an estimate of the closing costs, including fees, that we would expect to incur related to a potential liquidity event. However, there can be no assurances of the time frame in which we would execute any potential liquidity event or that the closing costs related to a potential liquidity event would be incurred in the amount estimated by our company. No other adjustments were made related to the period from January 1, 2018 through February 26, 2018 because we did not believe they would have a material effect on our per share NAV. Additionally, the calculation of the per share NAV excluded certain items on our unaudited consolidated balance sheet that were determined to have no future value or economic impact on the valuation. Examples include receivables related to straight-line rental revenue and costs incurred to put debt in place. Other items were excluded because they were already considered elsewhere in the valuation. Examples include intangible lease assets and liabilities related to our real estate property investments and costs incurred for capital expenditures that were included in the appraised values of our real estate property investments and the fair values of interest rate swaps and caps, as they were included in the valuation of our debt.

The appraised values provided by Cushman and Knight Frank described above were determined primarily by using methodologies that are commonly used in the commercial real estate industry. For our domestic real estate property investments, these methodologies included discounted cash flow analyses and reviews of current, historical and projected capitalization rates for properties comparable to those owned by us and assume a 10-12 year holding period. Additionally, the residential/living development project appraisals included assumptions regarding projected stabilization. For our international real estate investments, these methodologies included cash flow analyses and going-in capitalization rates for properties comparable to those owned by us. The tables below summarize the key assumptions that were used in the valuations of our real estate property investments.

	Range	Weighted Average
Domestic Real Estate Property Investments
Office/Industrial/Mixed-use/Retail
Exit capitalization rate	5.00% - 7.50%	5.88%
Discount rate/internal rate of return	6.00% - 9.00%	6.76%
Residential/Living
Exit capitalization rate	5.25%	5.25%
Discount rate/internal rate of return	6.75%	6.75%
International Real Estate Property Investments
Office/Industrial/Mixed-use
Going-in capitalization rate	2.09% - 22.92%	5.26%

As with any valuation methodology, the methodology used to determine the per share NAV was based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a per share

NAV that could be significantly different from the per share NAV determined by our board of directors. While our board of directors believes that the assumptions used in determining the appraised values of our real estate property investments are reasonable, a change in these assumptions would impact the calculation of such values. For example, assuming all other factors remained unchanged, an increase in the average discount rate of 25 basis points would yield a decrease in the appraised values of our domestic real estate property investments of 1.9%, while a decrease in the average discount rate of 25 basis points would yield an increase in the appraised values of our domestic real estate property investments of 2.1%. Likewise, an increase in the average exit capitalization rate of 25 basis points would yield a decrease in the appraised values of our domestic real estate property investments of 2.5%, while a decrease in the average exit capitalization rate of 25 basis points would yield an increase in the appraised values of our domestic real estate property investments of 2.9%. Additionally, an increase in the average going-in capitalization rate of 25 basis points would yield a decrease in the appraised values of our international real estate property investments of 5.7%, while a decrease in the average going-in capitalization rate of 25 basis points would yield an increase in the appraised values of our international real estate property investments of 4.7%.

The per share NAV determined by our board of directors does not represent the fair value of our assets less liabilities in accordance with U.S. generally accepted accounting principles, and such per share NAV is not a representation, warranty or guarantee that (i) a stockholder would be able to realize an amount equal to the per share NAV if such stockholder attempts to sell the his or her shares; (ii) a stockholder would ultimately realize distributions per share equal to the per share NAV upon our liquidation or sale; (iii) shares of our common stock would trade at the per share NAV on a national securities exchange; or (iv) a third party would offer the per share NAV in an arm’s-length transaction to purchase all or substantially all of our shares of common stock. In addition, we can make no claim as to whether the estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code that are investing in our shares.

Further, the per share NAV was calculated as of a moment in time, and, although the value of shares of our common stock will fluctuate over time as a result of, among other things, developments related to individual assets, purchases and sales of additional assets and the payment of fees and closing costs in connection therewith, changes in the real estate and capital markets, the distribution of sales proceeds to our stockholders (if any) and changes in corporate policies such as our distribution level relative to earnings, we do not undertake to update the per share NAV on a regular basis. As a result, stockholders should not rely on the per share NAV as an accurate measure of the then-current value of shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest distributions by participating in our distribution reinvestment plan and whether to request redemption under our share redemption program.

Distributions

We have declared distributions of approximately $0.65 per share, per year for the years ended December 31, 2017, 2016 and 2015. We have also declared distributions for the months of January, February, and March 2018 in an amount equal to $0.0541667 per share, per month, which is equal to an annualized rate of $0.65 per share. Of this amount, $0.02 of the per share, per month distribution will be designated by the Company as a return of a portion of the stockholders’ invested capital and, as such, will reduce the stockholders’ remaining investment in the Company.

Additionally, we declared a special distribution to stockholders of $1.05 per share that was paid to all stockholders of record as of December 30, 2017 in January 2018. This special distribution represented a return of a portion of the stockholders’ invested capital from sales of investment property and, as such, reduced their remaining investment in the Company. The special distribution represented a portion of the net proceeds received from the strategic sale of six assets during 2017.

Our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We have funded 19% our operating distributions in 2017, 85% of our operating distributions in 2016, and 63% of our operating distributions in 2015 with cash flows from operations. We have funded the remaining distributions from proceeds from the sales of our real estate investments in the current and prior periods, and cash flows from financing activities.

 The table below outlines our total distributions declared to stockholders and holders of noncontrolling interests for each of the quarters during the years ended December 31, 2017 and December 31, 2016, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands):

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2017
December 31, 2017	$310,078	$22,890	$332,968	$1,064
September 30, 2017	22,224	23,031	45,255	1,786
June 30, 2017	21,935	22,953	44,888	21,053	(1)
March 31, 2017	21,614	22,883	44,497	2,804
Total	$375,851	$91,757	$467,608	$26,707
2016
December 31, 2016	$21,843	$23,539	$45,382	$752
September 30, 2016	21,617	23,611	45,228	2,671
June 30, 2016	21,232	23,402	44,634	1,281
March 31, 2016	21,128	23,451	44,579	987
Total	$85,820	$94,003	$179,823	$5,691

(1)
For the three months ended June 30, 2017, distributions declared to the noncontrolling interests included a distribution totaling $21.0 million to the Company’s JV partner in the Aviva Coral Gables JV, as a result of the sale of Aviva Coral Gables.

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

For the years ended December 31, 2017 and 2016, respectively, approximately 76.2% and 62.1% of the distributions paid were taxable to the investor as capital gains and approximately 23.8% and 4.7% were treated as a return of capital for federal income tax purposes. The remaining amounts in each period were treated as ordinary income distributions. The primary driver of the increase in return of capital was the increase in the gain on sale of investments related to the six asset sales in 2017. The amount of distributions paid and taxable portion in each period are not indicative or predictive of amounts anticipated in future periods.

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

On December 1, 2017, the board of directors approved and adopted amendments to the Company’s share redemption program in order to modify the pricing under the share redemption program, such that the redemption price applicable to all redemption requests, including redemption requests made in connection with the death or disability of a stockholder, will be equal to the net asset value per share of the Company’s common stock most recently announced by the Company in a public filing with the SEC (the “Amended Share Redemption Program”). The Amended Share Redemption Program replaced the current share redemption program, effective as of December 31, 2017.

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

Unless our board of directors determines otherwise, the funds available for redemptions in each month will be limited to the funds received from the distribution reinvestment plan in the prior month. Our board of directors has complete discretion to determine whether all of such funds from the prior month’s distribution reinvestment plan can be applied to redemptions in the following month, whether such funds are needed for other purposes or whether additional funds from other sources may be used for redemptions. Our board of directors determined to waive this limitation on the share redemption program in order to fully honor all redemption requests received for the year ended December 31, 2017, which totaled $121.4 million, which was in excess of the $92.0 million received from the distribution reinvestment plan from December 2016 through November 2017.

To the extent our board of directors determines that we have sufficient available cash for redemptions as described above, we initially intend to redeem shares on a monthly basis; however, our board of directors may determine from time to time to adjust the timing of redemptions or suspend or terminate our share redemption program upon 30 days’ notice. Subject to the limitations and restrictions on the program and to funds being available, the number of shares repurchased during any consecutive twelve month period will be limited to no more than 5% of the number of outstanding shares of common stock at the beginning of that twelve month period. In the event the number of shares for which repurchase requests have been submitted exceeds the limits on the number of shares we can redeem or the funds available for such redemption in a particular month and our board of directors determines that we will repurchase shares in that month, then shares will be repurchased on a pro rata basis and the portion of any unfulfilled repurchase request will be held and considered for redemption until the next month unless withdrawn. In addition, if we do not have sufficient available funds at the time redemption is requested, a stockholder can withdraw his or her request for redemption or request in writing that we honor it at such time in a successive month, if any, when we have sufficient funds to do so. Such pending requests will generally be considered on a pro rata basis with any new redemption requests we receive in the applicable period. In January and February 2018, the number of shares requested for redemption exceeded the limits and were paid pro rata, as described in the note to the table below.

All requests for redemption must be made in writing and received by us at least five business days prior to the end of the month. If a stockholder would like to request redemption of his or her shares, the stockholder should contact us to receive required redemption forms and instructions concerning required signatures. Certain broker dealers require that their clients make redemption requests through their broker dealer, so stockholders should contact their broker dealers first if they want to request redemption of their shares. Stockholders also may withdraw their requests to have their shares redeemed. Withdrawal requests must also be made in writing and received by us at least five business days prior to the end of the month. We cannot guarantee that we will have sufficient funds from our distribution reinvestment plan, or at all, to accommodate all requests made in any month.

Commitments by us to repurchase shares will be communicated either telephonically or in writing to each stockholder who submitted a request on or promptly (no more than five business days) after the fifth business day following the end of each month. We will redeem the shares subject to these commitments, and pay the redemption price associated therewith, within three business days following the delivery of such commitments. Stockholders will not relinquish their shares until we redeem them.

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

Issuer Redemptions of Equity Securities

The following table lists shares we redeemed (in thousands) under our share redemption plan during the quarter ended December 31, 2017, including the average price paid per share.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
October 1, 2017 to October 31, 2017	1,597,134	$9.91	1,597,134	—
November 1, 2017 to November 30, 2017	1,085,099	$9.96	1,085,099	—
December 1, 2017 to December 31, 2017	1,214,834	$9.97	1,214,834	—
Total	3,897,067		3,897,067

(1)	See description of our share redemption program above for a description of the limitations on the number of shares that may be redeemed.

Item 6.  Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except per share amounts).

Certain revisions have been made to the prior period balances to adjust the allocation of net income (loss) to noncontrolling interests and net income (loss) to common stockholders. Please refer to the Consolidated Financial Statements and Note 2 — Summary of Significant Accounting Policies for additional details.

	2017		2016	2015	2014	2013
Operating Data:
Revenues	$403,649		$477,908	$476,873	$456,264	$322,862
Depreciation and amortization	$138,503		$174,110	$186,965	$193,870	$140,187
Asset management and acquisition fees	$37,949		$37,001	$44,522	$53,069	$60,490
General and administrative	$9,250		$11,149	$8,597	$6,782	$5,344
Gain (loss) on sale of real estate investments	$364,325		$127,294	$14,684	$64,003	$—
Income (loss) before benefit (provision) for income taxes	$379,813		$164,553	$(436)	$16,648	$(85,062)
Benefit (provision) for income taxes	$8,705		$(7,326)	$(4,518)	$(5,806)	$(701)
Provision for income taxes related to sale of real estate	$(12,911)		$—	$—	$—	$—
Net income (loss)	$375,607		$157,227	$(4,954)	$10,842	$(85,763)
Net (income) loss attributable to noncontrolling interests(1)	$(54,657)		$(2,563)	$(2,281)	$(1,420)	$(386)
Net income (loss) attributable to common stockholders(1)	$320,950		$154,664	$(7,235)	$9,422	$(86,149)
Basic and diluted income (loss) per common share(1):	$1.16		$0.56	$(0.03)	$0.04	$(0.47)
Distributions declared per common share	$1.70	(2)	$0.65	$0.65	$0.65	$0.65
Weighted average common shares outstanding - basic and diluted	276,374		275,914	272,773	263,323	184,412
Balance Sheet Data:
Total investment property	$2,689,276		$3,049,643	$3,267,877	$2,964,699	$2,799,850
Cash and cash equivalents	$401,326		$127,393	$136,627	$143,609	$124,859
Total assets	$3,726,197		$3,988,432	$4,372,946	$4,115,173	$3,790,062
Long-term obligations (3)	$1,834,953		$2,207,299	$2,545,656	$2,121,223	$1,969,634

(1)
The amounts previously reported have been adjusted to reflect the appropriate allocation of net income related to the Brindleyplace JV.  See Note 2 — Summary of Significant Accounting Policies for additional information related to the nature of the incorrect allocation and the effect on the years ended 2016 and 2015.  For the years ended 2014 and 2013, this adjustment changed net income (loss) attributable to common stockholders by $4.3 million and $2.8 million, changed net (income) loss attributable to noncontrolling interest by the same amounts, and changed basic and diluted income (loss) per common share by $0.02 and $0.01, respectively.

(2)	Includes special distribution of $1.05 per share paid in January 2018. See Item 1. Business — Distribution Objectives for additional details.

(3)	These amounts include notes payable, notes payable to affiliates and long-term derivative instruments.

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global”) was incorporated under the Maryland General Corporation Laws on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global raised the equity capital for its real estate investments through two public offerings from August 2009 through April 2014. Hines Global continues to offer up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Collectively, through its public offerings, including the DRP Offering, the Company raised approximately $3.1 billion. Hines Global engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for its public offerings.

We have substantially completed our investment phase and have accomplished one of our primary investment objectives of investing in a real estate portfolio that is diversified by asset type, geographic area, lease expirations and tenant industries. As of December 31, 2017, we owned interests in 34 real estate investments which contain, in the aggregate, 14.1 million square feet of leasable space. Our portfolio includes the following investments:

•	Domestic office investments (9 investments)

•	Domestic other investments (5 investments)

•	International office investments (9 investments)

•	International other investments (11 investments)

As part of our ongoing portfolio management, we continually evaluate the merits of selling certain assets based on their current and projected market valuations, property-specific leasing and other operational dynamics, and other portfolio and market considerations.  As a result, we strategically elected to sell two properties during 2016 (@1377 and Komo Plaza) and six properties during the year ended December 31, 2017 (the Brindleyplace Project, Aviva Coral Gables, Southpark, Mercedes Benz Bank, Hock Plaza, and Fifty South Sixth).

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

Any investments in partially owned real estate joint ventures and partnerships are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may exceed its fair value. In such an instance, we will record an impairment charge if we determine that a decline in the value of an investment below its fair value is other than temporary.  Our analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and our intent and ability to hold the investment to full recovery. Based on our analysis of the facts and circumstances at each reporting period, no impairment was recorded related to investments in partially owned real estate joint ventures for the years ended December 31, 2017, 2016 and 2015. However, if market conditions deteriorate in the future and result in lower valuations or reduced cash flows of the Company’s investments, impairment charges may be recorded in future periods.

Investment Property and Lease Intangibles

When we have acquired properties, we allocated the purchase price of the acquisition based upon our assessment of the fair value of various components, including land, building and improvements, and intangible lease assets and liabilities. Fair value determinations were based on estimated cash flow projections that utilized discount and/or capitalization rates, as well as certain available market information. The fair value of land, building and improvements considered the value of the property as if it were vacant. The fair value of intangible lease assets was based on our evaluation of the specific characteristics of each lease. Factors considered included estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and market rates, the customer’s credit quality and costs to execute similar leases. The fair value of out-of-market leases was calculated as the present value (using a discount rate that reflects the risks associated with the leases) of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease. In estimating carrying costs, we included estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we considered customer improvements, leasing commissions, legal costs and other related expenses. Initial valuations were subject to change until such information was finalized, which occured no later than 12 months after the acquisition date.

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. For the year ended December 31, 2017, we determined that one of our investment properties was impaired, as a result of deteriorating market conditions. As a result, an impairment loss of $7.1 million was recorded to write down its carrying value to its fair value for the year ended December 31, 2017. No impairment charges were recorded during the years ended December 31, 2016, and 2015.

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

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies to the accompanying consolidated financial statements for a discussion regarding recent accounting pronouncements and the potential impact, if any, on our financial statements.

Financial Condition, Liquidity and Capital Resources

Historically our most significant demands for funds were related to the purchase of real estate properties and other real estate-related investments. Specifically, we funded $5.1 billion of real estate investments using $3.1 billion of proceeds from our public offerings, including the DRP offerings, and debt proceeds. We invested all of the proceeds raised through our public offerings by the end of 2015. As a result, any real estate investments we made since that time were funded using proceeds from the dispositions of other real estate investments, debt proceeds, or our distribution reinvestment plan. Other significant demands for funds include the payment of operating expenses, distributions (excluding special distributions) and debt service. Generally, we expect to meet these operating cash needs using cash flows from operating activities. In December 2017, we declared a special distribution to stockholders of $1.05 per share that was paid to all stockholders of record as of December 30, 2017 in January 2018 using proceeds from the sales of our real estate investments. We received proceeds of $947.9 million from the sale of six properties during the year ended December 31, 2017

We have not generated sufficient cash flow from operations to fully fund distributions paid. Therefore some or all of our distributions may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from our distribution reinvestment plan, proceeds from the sales of assets, cash advances by the Advisor, and cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of our distributions that may be paid from any of these other sources.

We believe that the proper use of leverage can enhance returns on real estate investments. As of December 31, 2017, our portfolio was 38% leveraged, based on the values of our real estate investments. At that time, we had $1.8 billion of principal outstanding under our various loan agreements with a weighted average interest rate of 2.8%, including the effects of related interest rate caps. Approximately $435.5 million of our loans are maturing during 2018. We may refinance these loans, or we may repay them using proceeds from the sale of our real estate investments, using our revolving credit facility with JPMorgan Chase Bank, N.A. (the “Revolving Credit Facility”), or other available cash if we are unable to refinance them at satisfactory terms.

The discussions below provide additional details regarding our operating, investing, and financing cash flows.

Cash Flows from Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which are used to pay direct leasing costs, property-level operating expenses and interest payments. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we pay general and administrative expenses, acquisition fees and expenses and asset management fees, which also reduce our operating cash flows.

Net cash provided by operating activities for the year ended December 31, 2017 was $89.7 million compared to $156.8 million for the year ended December 31, 2016. The decrease in operating cash flows is primarily due to the sale of eight properties in 2016 and 2017, in addition to higher deferred lease costs paid during the year ended December 31, 2017.

Net cash provided by operating activities for the year ended December 31, 2016 was $156.8 million compared to $114.9 million as of December 31, 2015. Net cash provided by operating activities was reduced by the payment of acquisition fees and acquisition-related expenses totaling $1.1 million during the year ended December 31, 2016 and $22.0 million during the year ended December 31, 2015. Under GAAP for periods prior to January 1, 2018, acquisition fees and acquisition-related expenses were expensed and therefore reduced cash flows from operating activities. However, we funded these expenses with proceeds from our public offerings or other equity capital. Excluding the effect of these fees and expenses, operating cash flows increased by $20.9 million. The increase in operating cash flows is primarily due to cash flows from properties acquired in 2015 being included for the full year in 2016, in addition to lower deferred lease costs paid during the year ended December 31, 2016.

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to proceeds received from the sales of our real estate investments, capital expenditures at our properties, and activities related to our loans receivable. Additionally, prior to 2016, cash flows from investing activities included payments made for the acquisition of our real estate investments. Net cash from investing activities for the year ended December 31, 2017 increased $661.0 million compared to the same period in 2016 primarily as a result of property sales in 2017:

2017

•	We received proceeds of $947.9 million from the sale of six properties during the year ended December 31, 2017.

•	We paid $43.1 million in capital expenditures at our operating properties, which includes re-development costs incurred at Minneapolis Retail Center and 25 Cabot Square.

•	We made real estate loans of $2.3 million and received proceeds from the collection of real estate loans receivable of $7.2 million.

•	We received proceeds of $10.3 million from the sale of real estate loans receivable.

2016

•	We had cash outflows of $30.1 million related to our acquisition of the final phase of The Rim.

•	We received proceeds of $266.3 million from the sale of Komo Plaza.

•	We paid $19.9 million in capital expenditures at our operating properties.

•	We made real estate loans of $6.2 million and received proceeds from the collection of real estate loans receivable of $47.0 million.

•	We received distributions in excess of equity in earnings from our unconsolidated entity of $2.0 million, resulting from the sale of @1377.

2015

•	We had cash outflows of $511.6 million related to our acquisition of four real estate investments as well as additional phases of The Rim and Simon Hegele Logistics properties.

•	We received proceeds of $30.4 million from the sale of one of our properties.

•
We paid $6.7 million in capital expenditures at our operating properties and paid $4.9 million in construction costs at our residential/living development projects in Houston, Texas and Miami, Florida.

•	We made real estate loans of $13.2 million and received proceeds from the collection of real estate loans receivable of $33.6 million.

Cash Flows from Financing Activities

Redemptions

As described previously, we ceased offering primary shares pursuant to our second public offering in April 2014. During the years ended December 31, 2017, 2016 and 2015, respectively, we redeemed $121.4 million, $63.8 million and $57.3 million in shares of our common stock through our share redemption program. During the year ended December 31, 2017, we also redeemed $52.6 million of Convertible Preferred Equity Certificates (“CPEC”) held by the non controlling interest owner in the Brindleyplace JV.

Distributions

With the authorization of our board of directors, We have declared distributions of approximately $0.65 per share, per year for the years ended December 31, 2017, 2016 and 2015, as well as a special distribution to stockholders of $288.0 million ($1.05 per share) to all stockholders of record as of December 30, 2017 that was paid in two cash payments in January 2018. This special distribution represents a return of a portion of our stockholders’ invested capital from sales of investment property and, as such, reduced their remaining investment in the Company. The special distribution represents a portion of the net proceeds received from the strategic sale of six assets during 2017. Excluding the special distribution, distributions paid to stockholders (including those reinvested in stock) during the years ended December 31, 2017, 2016 and 2015 were $179.8 million, $179.7 million and $177.1 million, respectively. Also, in 2017, we declared distributions to the non controlling interest holder in the Aviva Coral Gables JV of $21.0 million, due to the sale of the property.

With the authorization of our board of directors, we also have declared distributions for the months of January, February, and March 2018 in an amount equal to $0.0541667 per share, per month, which is equal to an annualized distribution rate of $0.65 per share. Of this amount, $0.02 of the per share, per month distribution will be designated by the Company as a return of a portion of the stockholders’ invested capital and, as such, will reduce the stockholders’ remaining investment in the Company. Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan.

The table below contains additional information regarding distributions to our stockholders as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders
Distributions for the Year Ended	Cash Distributions		Distributions Reinvested	Total Declared	Distributions funded from Cash Flows From Operating Activities
December 31, 2017	$375,851	(1)	$91,757	$467,608	$89,729	19%
December 31, 2016	$85,820		$94,003	$179,823	$156,775	85%
December 31, 2015	$83,481		$93,812	$177,293	$114,905	63%

(1)	Includes $288.0 million related to the special distribution declared in December 2017, as described above.

Our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We have funded the remaining distributions from proceeds from the sales of our real estate investments in the current and prior periods, and/or cash flows from financing activities. Also, during the year ended December 31, 2015, we paid $22.0 million in acquisition fees and expenses. Under GAAP for periods prior to January 1, 2018, acquisition fees and acquisition-related expenses were expensed and therefore reduced cash flows from operating activities. However, we funded these expenses with proceeds from our public offerings or other equity capital.

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our Revolving Credit Facility to provide funding for near-term investment or working capital needs. As mentioned previously, our portfolio was 38% leveraged as of December 31, 2017 (based on the values of our real estate investments) with a weighted average interest value of 2.8%.

Below is additional information regarding our loan activities for the years ended December 31, 2017, 2016 and 2015. See Note 6 — Debt Financing for additional information regarding our outstanding debt:

2017

•	We borrowed approximately $159.0 million under our Revolving Credit Facility and made payments of $179.0 million.

•
Upon the sales of the Brindleyplace Project, Aviva Coral Gables, Mercedes Benz Bank, and Fifty South Sixth, we made payments totaling $357.0 million to fully pay down the mortgage loans that had been secured by the applicable property.

•	We made a payment of $5.4 million related to the 100 Brookes loan in May 2017.

•	We made a payment of $72.0 million to fully pay down the secured mortgage loan related to 55 M Street in September 2017.

•	We made payments of $8.1 million on our remaining outstanding mortgage loans.

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

2015

•
We entered into $262.9 million of mortgage financing, related to the acquisition of four operating properties as well as an additional phase of the Simon Hegele Logistics Portfolio, with an aggregate net purchase price of $472.7 million. Additionally, our residential/living development projects borrowed $5.1 million to fund construction costs.

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

Results of Operations

Year ended December 31, 2017 compared to the year ended December 31, 2016

Same-store Analysis

The following table presents the property-level revenues in excess of expenses for the year ended December 31, 2017, as compared to the same period in 2016, by reportable segment. Same-store properties for the year ended December 31, 2017 include 34 properties owned as of January 1, 2016 that were 92% leased as of December 31, 2017 compared to 93% leased as of December 31, 2016. In total, property revenues in excess of expenses of the same-store properties decreased 10% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Below is additional information regarding our same-store results and significant variances from the prior year. All amounts are in thousands, except for percentages:

	Years Ended December 31,		Change
	2017	2016	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$89,676	$91,617	$(1,941)	(2)%
Domestic other investments	55,232	54,050	1,182	2%
International office investments	55,886	81,116	(25,230)	(31)%
International other investments	29,778	29,121	657	2%
Total same-store properties	$230,572	$255,904	$(25,332)	(10)%
Disposed properties (2)	27,238	69,755	(42,517)	(61)%
Total property revenues in excess of expenses	$257,810	$325,659	$(67,849)	(21)%

Other
Depreciation and amortization	$138,503	$174,110	$(35,607)	(20)%
Impairment losses	$7,124	$—	$7,124	—%
Gain (loss) on derivative instruments	$(634)	$(689)	$55	(8)%
Gain on sale of real estate investments	$364,325	$127,294	$237,031	186%
Interest expense	$59,461	$64,473	$(5,012)	(8)%
Income tax provision (benefit)	$(8,705)	$7,326	$(16,031)	(219)%
Provision for income taxes related to sale of real estate	$12,911	$—	$12,911	—%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

(2)	Includes the property revenues in excess of expenses for the properties that were sold in 2016 and 2017.

International office investments:

◦
Revenues in excess of expenses of 25 Cabot Square decreased $17.3 million, primarily due to vacancies at the building and increases in property operating expenses caused by a large refurbishment and expansion project. 25 Cabot Square was 59% leased at December 31, 2017, compared to 100% leased at December 31, 2016.

◦
Revenues in excess of expenses of Perspective Défense decreased $9.5 million, primarily due to a decrease in the average occupancy during the year ended December 31, 2017 as compared to the year ended December 31, 2016, as well as a $2.2 million termination payment received during the year ended December 31, 2016. A tenant representing 53% of the net rentable area of Perspective Défense vacated as of September 2016.

◦	Revenues in excess of expenses at 465 Victoria increased $1.5 million, primarily due to a $2.2 million lease termination payment received during the year ended December 31, 2017.

Other Changes

The decrease in depreciation and amortization in the table above is primarily due to the sales of several of our properties during 2016 and 2017 and lower amortization of our intangible lease assets.

For the year ended December 31, 2017, we determined that one of our investment properties was impaired, as a result of deteriorating market conditions. As a result, an impairment loss of $7.1 million was recorded to write down its carrying value to its fair value for the year ended December 31, 2017. No impairment charges were recorded for the year ended December 31, 2016.

The increase in the gain on sale of real estate investments in the table above is due to the gain recognized upon the sales of six properties during 2017. One property was sold during the year ended December 31, 2016. The gains on the sales of the Brindleyplace Project and Mercedes Benz Bank are recognized net of foreign exchange losses that had been recognized as other comprehensive income within stockholders’ equity, and reclassified into earnings upon the sales of the properties.

The decrease in the interest expense in the table above is primarily due to our lower debt principal balance offset by an increase in interest rates for the year ended December 31, 2017, compared to the year ended December 31, 2016.

The increase in our income tax benefit is primarily due to the restructuring of certain of our Polish subsidiaries resulting from recent changes in tax laws in Poland.

The increase in the provision for income taxes related to sale of real estate is due to capital gains taxes incurred upon the sale of Mercedes Benz Bank in July 2017.

Other Expenses

The tables below provide additional information related to our acquisition-related expenses, asset management and acquisition fees and general and administrative expenses for the years ended December 31, 2017 and 2016. All amounts in thousands, except percentages:

	Years Ended December 31,		Change
	2017	2016	$	%
Acquisition fees	$—	$191	$(191)	(100)%
Asset management fees	$37,949	$36,810	$1,139	3%
Asset management and acquisition fees	$37,949	$37,001	$948	3%

Acquisition-related expenses	$127	$372	$(245)	(66)%
General and administrative expenses	$9,250	$11,149	$(1,899)	(17)%
Foreign currency gains (losses)	$10,046	$(8,240)	$18,286	(222)%

The changes identified in the table above are primarily due to the following:

•	Acquisition fees and acquisition-related expenses decreased because we did not complete any acquisitions in 2017.

•
We pay monthly asset management fees to the Advisor based on an annual fee of 1.5% of the net equity capital invested in real estate, which may be affected by the timing of the property sales, amounts of equity invested in properties that are sold, capital expenditures and changes in the leverage of our properties.

•
General and administrative expenses includes legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. The decrease is due to a reduction of certain costs associated with evaluating various strategic alternatives to execute a liquidity event.

•	See below for a description of the changes related to foreign currency gains (losses).

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

During the years ended December 31, 2017 and 2016, these gains/losses were primarily related to the effect of remeasuring our borrowings denominated in currencies other than our functional currencies and the changes to the related exchange rates between the date of the borrowing and the end of each period.

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

	Year Ended December 31,		Change
	2016	2015	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$91,616	$88,349	$3,267	4%
Domestic other investments	59,946	59,933	13	—%
International office investments	85,951	97,524	(11,573)	(12)%
International other investments	38,273	42,263	(3,990)	(9)%
Total same-store properties	$275,786	$288,069	$(12,283)	(4)%
Recent acquisitions	35,464	21,546	13,918	65%
Disposed properties (2)	14,409	17,588	(3,179)	(18)%
Total property revenues in excess of expenses	$325,659	$327,203	$(1,544)	—%

Other
Depreciation and amortization	$174,110	$186,965	$(12,855)	(7)%
Gain (loss) on derivative instruments	$(689)	$562	$(1,251)	(223)%
Gain on sale of real estate investments	$127,294	$14,684	$112,610	767%
Interest expense	$64,473	$71,288	$(6,815)	(10)%
Income tax provision (benefit)	$7,326	$4,518	$2,808	62%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

(2)	Includes the property revenues in excess of expenses for the properties that were sold in 2014, 2015, and 2016.

•	Domestic office investments:

◦	Revenues in excess of expenses of 50 South Sixth increased $1.7 million primarily due to the payment of termination fees by a tenant at the building.

◦	Revenues in excess of expenses of 550 Terry Francois increased $1.5 million due to its single tenant renewing its lease at the end of 2015 at higher rental rates.

•	Domestic other investments:

◦	Revenues in excess of expenses of The Rim increased $2.4 million resulting from additional phases acquired in December 2015 and December 2016.

◦	Revenues in excess of expenses of Flagship decreased $1.6 million due to the repayment of four loans during the year ended December 31, 2016.

•	International office investments:

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

Other Changes

The decrease in the depreciation and amortization and interest expense in the table above is due to the declining foreign currency exchange rates described above.

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

The changes identified in the table above are primarily due to the following:

•
The decrease in acquisition fees identified above is a result of a decrease in our acquisition activity during 2015. For the year ended December 31, 2016, we acquired no new real estate investments, but we did acquire an additional phase of The Rim for a net purchase price of $38.1 million, compared to our acquisition of four real estate investments, as well as additional phases of The Rim and Simon Hegele Logistics, with an aggregate net purchase price of $544.2 million for the year ended December 31, 2015.

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

In addition to FFO, management uses modified funds from operations (“MFFO”), as defined by the Investment Program Association, (the “IPA”), as a non-GAAP supplemental financial performance measure to evaluate our operating performance. The IPA has recommended the use of MFFO as a supplemental measure for publicly registered, non-listed REITs to enhance the assessment of the operating performance of a non-listed REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be useful as a measure of the long-term operating performance of our investments or as a comparative measure to other publicly registered, non-listed REITs if we do not continue to operate with a limited life and targeted exit strategy, as currently intended and described herein. MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are appropriate. Such items include reversing the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment and certain other items as described below. Some of these adjustments are necessary to address changes in the accounting and reporting rules under GAAP such as the accounting for acquisition-related expenses from a capitalization/depreciation model to an expensed-as-incurred model that were put into effect in 2009 and other changes to GAAP rules for real estate subsequent to the establishment of NAREIT’s definition of FFO. These changes in the accounting and reporting rules under GAAP affected all industries, and as a result of these changes, acquisition fees and expenses typically have been accounted for as operating expenses under GAAP for periods through December 31, 2017. Management believes these fees and expenses do not affect our overall long-term operating performance. These changes also have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives.

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

The purchase of properties, and the corresponding expenses associated with that process, including acquisition fees and expenses, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our stockholders. MFFO excludes acquisition fees payable to the Advisor and acquisition expenses. Under GAAP for periods prior to January 1, 2018, acquisition fees and expenses characterized as operating expenses in determining operating net income. These expenses were paid in cash by us, and therefore such funds will not be available to distribute to our stockholders. All paid and accrued acquisition fees and expenses with respect to the acquisition of a property negatively impact our operating performance during the period in which the property was acquired and will have negative effects on returns to our stockholders, the potential for future distributions, and future cash flows, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, the related acquisition fees and expenses and other costs related to such property. Therefore, MFFO may not be an accurate indicator of our operating performance, especially with respect to periods in which properties were being acquired. For periods prior to January 1, 2018, since MFFO excludes acquisition fees and expenses, MFFO would only be comparable to the operations of non-listed REITs that have completed their acquisition activity and have other similar operating characteristics.

Management uses MFFO to evaluate the financial performance of our investment portfolio, including the impact of potential future investments. In addition, management uses MFFO to evaluate and establish our distribution policy and the sustainability thereof. Further, we believe MFFO is one of several measures that may be useful to investors in evaluating the potential performance of our portfolio following the conclusion of the acquisition phase, as it excludes acquisition fees and expenses that were expensed rather than capitalized for periods prior to January 1, 2018, as described herein.

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

•
MFFO excludes acquisition fees payable to the Advisor and acquisition expenses. Although these amounts reduce net income, under GAAP for periods prior to January 1, 2018, we generally have funded such costs with proceeds from our public offerings and acquisition-related indebtedness (and, solely with respect to acquisition-related costs incurred in connection with our acquisition of the Brindleyplace Project in July 2010, equity capital contributions from our joint venture partner) and do not consider these fees and expenses in the evaluation of our operating performance and determining MFFO.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the years ended December 31, 2017, 2016 and 2015. As we have recently completed the investment phase of our operations, FFO and MFFO are not useful in comparing operations for the three periods presented below.

	Period from Inception (December 10, 2008) through December 31, 2017
		Years Ended December 31,
		2017	2016	2015
Net income (loss)	$328,832	$375,607	$157,227	$(4,954)
Depreciation and amortization (1)	987,585	138,503	174,110	186,965
Loss (gain) on sale of investment property (2)	(570,335)	(364,325)	(127,296)	(14,684)
Impairment Losses(3)	7,124	7,124	—	—
Provision for income taxes related to sale of real estate	12,911	12,911	—	—
Gain on sale from unconsolidated subsidiary	(7,196)	—	(7,196)	—
Adjustments for noncontrolling interests (4)	(31,626)	(2,480)	(6,191)	(7,020)
Funds from operations	727,295	167,340	190,654	160,307
Loss (gain) on derivative instruments (5)	(4,145)	634	689	(562)
Loss (gain) on foreign currency (6)	34,413	(8,280)	5,134	20,212
Other components of revenues and expenses (7)	(31,403)	20,259	(11,156)	(16,725)
Acquisition fees and expenses (8)	223,148	127	562	19,259
Adjustments for noncontrolling interests (4)	5,217	(759)	2,706	3,247
Modified Funds From Operations attributable to common stockholders	$954,525	$179,321	$188,589	$185,738
Basic and diluted income (loss) per common share (9)	$1.72	$1.16	$0.56	$(0.03)
Funds From Operations attributable to common stockholders per common share	$4.42	$0.61	$0.69	$0.59
Modified Funds From Operations attributable to common stockholders per common share	$5.81	$0.65	$0.68	$0.68
Weighted average shares outstanding	164,368	276,374	275,914	272,773

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

(3)
Represents impairment charges recorded for 2017 in accordance with GAAP. Although such impairment charges on operating real estate investments and our investments in unconsolidated entities are included in the calculation of net income (loss), we have excluded them from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments and our investments in unconsolidated entities on a comparative basis. See “Critical Accounting Policies — Investment Property and Lease Intangibles” for additional information regarding our impairment charges.

(4)	Includes income attributable to noncontrolling interests and all adjustments to eliminate the noncontrolling interests’ share of the adjustments to convert our net loss to FFO and MFFO.

(5)
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

(7)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the period from inception through December 31, 2017 and for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Period from Inception (December 10, 2008) through December 31, 2017
		Years Ended December 31,
		2017	2016	2015
Straight-line rent adjustment (a)	$(102,149)	$3,366	$(26,202)	$(27,500)
Amortization of lease incentives (b)	45,178	18,693	12,274	7,581
Amortization of out-of-market leases (b)	22,561	(2,130)	2,849	2,833
Other	3,007	330	(77)	361
	$(31,403)	$20,259	$(11,156)	$(16,725)

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

(8)
Represents acquisition expenses and acquisition fees paid to the Advisor that are expensed in our consolidated statements of operations. We fund such costs with proceeds from our offering, and therefore do not consider these expenses in evaluating our operating performance and determining MFFO.

(9)
The amounts previously reported have been adjusted to reflect the appropriate allocation of net income related to the Brindleyplace JV.  For the years ended 2016 and 2015, this adjustment changed basic and diluted income (loss) per common share by $0.01 and $0.01, respectively. See Note 2 — Summary of Significant Accounting Policies for additional information related to the nature of the incorrect allocation of net income.

From inception through December 31, 2017, we declared operating distributions to our stockholders totaling $962.7 million (which does not include the $288.0 million return of capital special distribution declared in December 2017), compared to total aggregate FFO of $727.3 million and cash flows from operating activities of $590.4 million. For the year ended December 31, 2017, we declared operating distributions to our stockholders totaling $467.6 million, compared to total aggregate FFO of $167.3 million. For the years ended December 31, 2016 and 2015, we declared distributions to our stockholders totaling $179.8 million and $177.3 million, respectively, compared to total aggregate FFO of $190.7 million and $160.3 million, respectively. During our offering and investment stages, we incurred acquisition fees and expenses in connection with our real estate investments, which were recorded as reductions to net income and FFO. From inception through December 31, 2017, we incurred acquisition fees and expenses totaling $223.2 million.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, proceeds from the sale of real estate investments, borrowings and/or proceeds from our public offerings. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these included payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to the Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by the Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. We have also entered into several affiliated transactions with affiliates of Hines to make investments and provide financing. In addition to the description of the Aviva Coral Gables JV and the @1377 partnership agreement below, see Note 9 — Related Party Transactions to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for additional information concerning our Related-Party Transactions and Agreements.

In July 2012, a wholly-owned subsidiary of the Operating Partnership entered into a limited partnership agreement with an affiliate of Hines for the formation of Hines Ponce & Bird Holdings LP, a Delaware limited liability company, for the purpose of developing a residential/living project in Miami, Florida. Hines served as the initial general partner and as the development partner and a subsidiary of the Operating Partnership was the initial limited partner in the partnership, which we refer to as the Aviva Coral Gables JV. Hines owned a 17% interest in the joint venture and the Company owned the remaining 83% interest through its subsidiary. As compensation for providing development management services, Hines was paid a fee equal to 4% of the development project costs. In addition, subject to certain return thresholds being achieved, the Aviva Coral Gables JV agreement provided that Hines may receive certain incentive distributions in the event the residential/living project is liquidated. The project was completed in April 2015. Hines received total distributions of $21.0 million from the Aviva Coral Gables JV in June 2017, which included a return of capital, preferred return distributions, and incentive distributions based on the return thresholds set forth in the Aviva Coral Gables JV agreement having been achieved.  These distributions represented 37.3% of the total distributions made by the Aviva Coral Gables JV from the sale of the property.

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

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2017. Specifically included are our obligations under long-term debt agreements and our operating lease agreement (in thousands):

	Payments due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Total
Notes payable (1)	$483,723	$1,184,509	$252,008	$—	$1,920,240
Total contractual obligations	$483,723	$1,184,509	$252,008	$—	$1,920,240

(1)
Notes payable includes principal and interest payments under our mortgage and construction loans. For the purpose of this table, we assumed that rates of our unhedged variable-interest loans were equal to the rates in effect as of December 31, 2017 and remain constant for the remainder of the loan term. Further, for the purpose of this table, for mortgages denominated in a foreign currency, we assumed the exchange rate in effect as of December 31, 2017 remains constant for the remainder of the loan term.

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

At December 31, 2017, we had fixed rate debt of $339.1 million and variable rate debt of $1.5 billion. If interest rates were to increase by 1% and all other variables were held constant, we would incur $15.0 million in additional annual interest expense associated with our variable-rate debt. Additionally, we have notional amounts of approximately $401.9 million in interest rate caps to cap our variable rate debt. As of December 31, 2017, the variable interest rates did not exceed their capped interest rates.

Foreign Currency Risks

We currently have real estate investments located in countries outside of the U.S. that are subject to the effects of exchange rate movements between the foreign currency of each real estate investment and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. Generally, we have entered into mortgage loans denominated in foreign currencies for these investments, which provide natural hedges with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of these foreign currencies, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” for additional information concerning the negative impact that declines in the foreign currency exchange rates had on the operating results of our international properties for the year ended December 31, 2016. The table below identifies the effect that a 10% immediate, unfavorable change in the exchange rates would have on our equity in these international real estate investments and their net income for the most recently completed period, by foreign currency (in thousands)(1)(2):

	Reduction in Book Value as of December 31, 2017	Reduction in Net Income (Loss) for the Year Ended December 31, 2017
AUD	$9,911	$784
EUR	$12,998	$8,592
GBP	$21,526	$4,671
RUB	$6,537	$491

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hines Global REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hines Global REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Houston, Texas
March 30, 2018

We have served as the Company’s auditor since 2008.

HINES GLOBAL REIT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016

	2017	2016
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$2,689,276	$3,049,643
Cash and cash equivalents	401,326	127,393
Restricted cash	16,884	29,331
Derivative instruments	1	40
Tenant and other receivables, net	73,341	109,879
Intangible lease assets, net	406,257	506,075
Deferred leasing costs, net	107,789	127,995
Deferred financing costs, net	1,225	2,425
Real estate loans receivable, net	—	15,291
Other assets	30,098	20,360
Total assets	$3,726,197	$3,988,432
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$105,151	$110,219
Due to affiliates	10,252	17,914
Intangible lease liabilities, net	69,566	82,354
Other liabilities	27,586	41,233
Distributions payable	303,131	21,178
Notes payable, net	1,834,953	2,207,299
Total liabilities	2,350,639	2,480,197

Commitments and contingencies (Note 14)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2017 and 2016	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized as of December 31, 2017 and 2016; 274,255 and 277,331 common shares issued and outstanding as of December 31, 2017 and 2016, respectively	274	277
Additional paid-in capital	2,471,004	2,507,186
Accumulated distributions in excess of earnings	(968,158)	(821,500)
Accumulated other comprehensive income (loss)	(128,869)	(199,929)
Total stockholders’ equity	1,374,251	1,486,034
Noncontrolling interests	1,307	22,201
Total equity	1,375,558	1,508,235
Total liabilities and equity	$3,726,197	$3,988,432

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$379,188	$440,733	$441,709
Other revenue	24,461	37,175	35,164
Total revenues	403,649	477,908	476,873
Expenses:
Property operating expenses	89,043	93,276	91,902
Real property taxes	48,566	49,394	47,431
Property management fees	8,230	9,579	10,337
Depreciation and amortization	138,503	174,110	186,965
Acquisition related expenses	127	372	10,472
Asset management and acquisition fees	37,949	37,001	44,522
General and administrative expenses	9,250	11,149	8,597
Impairment losses	7,124	—	—
Total expenses	338,792	374,881	400,226
Income (loss) before other income (expenses) and benefit (provision) for income taxes	64,857	103,027	76,647
Other income (expenses):
Gain (loss) on derivative instruments	(634)	(689)	562
Equity in earnings (losses) of unconsolidated entity	—	7,504	—
Gain (loss) on sale of real estate investments	364,325	127,294	14,684
Foreign currency gains (losses)	10,046	(8,240)	(21,468)
Interest expense	(59,461)	(64,473)	(71,288)
Other income (expenses)	680	130	427
Income (loss) before benefit (provision) for income taxes	379,813	164,553	(436)
Benefit (provision) for income taxes	8,705	(7,326)	(4,518)
Provision for income taxes related to sale of real estate	(12,911)	—	—
Net income (loss)	375,607	157,227	(4,954)
Net (income) loss attributable to noncontrolling interests	(54,657)	(2,563)	(2,281)
Net income (loss) attributable to common stockholders	$320,950	$154,664	$(7,235)
Basic and diluted income (loss) per common share:	$1.16	$0.56	$(0.03)
Weighted average number of common shares outstanding	276,374	275,914	272,773
Net comprehensive income (loss):
Net income (loss)	$375,607	$157,227	$(4,954)
Other comprehensive income (loss):
Foreign currency translation adjustment	74,735	(40,647)	(40,516)
Net comprehensive income (loss):	450,342	116,580	(45,470)
Net comprehensive (income) loss attributable to noncontrolling interests	(58,332)	1,251	(1,092)
Net comprehensive income (loss) attributable to common stockholders	$392,010	$117,831	$(46,562)

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	Hines Global REIT, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2015	270,657	$271	$2,440,089	$(611,813)	$(123,769)	$1,704,778	$31,319
Issuance of common shares	9,836	10	93,775	—	—	93,785	—
Contribution from noncontrolling interest	—	—	—	—	—	—	953
Distributions declared	—	—	—	(177,293)	—	(177,293)	(825)
Distributions on Convertible Preferred Equity Certificates (“CPEC”)	—	—	—	—	—	—	(3,396)
Redemption of common shares	(6,011)	(7)	(57,059)	—	—	(57,066)	—
Issuer costs	—	—	(61)	—	—	(61)	—
Net income (loss)	—	—	—	(7,235)	—	(7,235)	2,281
Foreign currency translation adjustment	—	—	—	—	(55,541)	(55,541)	(1,189)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	16,214	16,214	—
Balance as of December 31, 2015	274,482	274	2,476,744	(796,341)	(163,096)	1,517,581	29,143
Issuance of common shares	9,331	9	94,061	—	—	94,070	—
Distributions declared	—	—	—	(179,823)	—	(179,823)	(2,077)
Distributions on CPEC	—	—	—	—	—	—	(3,614)
Redemption of common shares	(6,482)	(6)	(63,578)	—	—	(63,584)	—
Issuer costs	—	—	(41)	—	—	(41)	—
Net income (loss)	—	—	—	154,664	—	154,664	2,563
Foreign currency translation adjustment	—	—	—	—	(36,833)	(36,833)	(3,814)
Balance as of December 31, 2016	277,331	$277	$2,507,186	$(821,500)	$(199,929)	$1,486,034	$22,201
Issuance of common shares	9,150	9	91,974	—	—	91,983	—
Contributions from noncontrolling interest	—	—	—		—	—	33
Distributions declared	—	—	—	(467,608)	—	(467,608)	(26,707)
Redemption of CPEC	—	—	—	—	—	—	(52,552)
Redemption of common shares	(12,226)	(12)	(128,095)	—	—	(128,107)	—
Issuer costs	—	—	(61)	—	—	(61)	—
Net income (loss)	—	—	—	320,950	—	320,950	54,657
Foreign currency translation adjustment	—	—	—	—	62,248	62,248	61
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	8,812	8,812	3,614
Balance as of December 31, 2017	274,255	$274	$2,471,004	$(968,158)	$(128,869)	$1,374,251	$1,307

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$375,607	$157,227	$(4,954)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	159,463	193,954	203,380
Allowance for deferred tax assets	(11,172)	—	—
Equity in (earnings) losses of unconsolidated entity	—	(7,504)	—
Distributions from unconsolidated entities	—	7,504	—
Foreign currency (gains) losses	(10,046)	8,240	21,468
(Gain) loss on sale of real estate investments	(364,325)	(127,294)	(14,684)
Impairment losses	7,124	—	—
(Gain) loss on derivative instruments	634	689	(562)
Changes in assets and liabilities:
Change in other assets	2,767	(6,651)	(5,235)
Change in tenant and other receivables	2,062	(27,065)	(34,637)
Change in deferred leasing costs	(49,113)	(43,191)	(60,104)
Change in accounts payable and accrued expenses	(3,458)	7,471	9,133
Change in other liabilities	(9,626)	(5,145)	1,324
Change in due to affiliates	(10,188)	(1,460)	(224)
Net cash from operating activities	89,729	156,775	114,905
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate investments	947,882	266,312	30,368
Investments in acquired properties and lease intangibles	—	(30,142)	(511,553)
Capital expenditures at operating properties and developments	(43,123)	(19,926)	(11,627)
Distributions from unconsolidated entities in excess of equity in earnings	—	2,006	867
Investments in real estate loans receivable	(2,296)	(6,182)	(13,208)
Proceeds from collection of real estate loans receivable	7,178	46,951	33,569
Sale of real estate loans receivable	10,342	—	—
Net cash from (used in) investing activities	919,983	259,019	(471,584)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from noncontrolling interest	—	—	953
Redemption of common shares	(121,399)	(63,842)	(57,325)
Payment of issuer costs	(40)	(42)	(55)
Distributions paid to stockholders and noncontrolling interests	(120,457)	(89,163)	(85,275)
Redemptions of CPEC	(52,552)	—	—
Proceeds from notes payable	159,000	159,000	1,756,721
Payments on related party notes payable	—	—	(17,017)
Payments on notes payable	(621,508)	(412,620)	(1,230,638)
Change in security deposit liability	(538)	78	915
Deferred financing costs paid	(425)	(503)	(8,933)
Payments related to interest rate contracts	(8)	(50)	(2,457)
Net cash from (used in) financing activities	(757,927)	(407,142)	356,889
Effect of exchange rate changes on cash	9,701	(8,319)	(7,383)
Net change in cash, cash equivalents, and restricted cash	261,486	333	(7,173)
Cash, cash equivalents and restricted cash, beginning of year	156,724	156,391	163,564
Cash, cash equivalents and restricted cash, end of year	$418,210	$156,724	$156,391

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

On August 5, 2009, the Company commenced its initial public offering of common stock for sale to the public (the “Initial Offering”) which expired on February 1, 2013. The Company commenced a follow-on offering effective February 4, 2013, through which it offered up to $3.5 billion in shares of common stock (the “Second Offering”), and ceased offering primary shares pursuant to the second public offering on April 11, 2014. The Company continues to offer up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Collectively, through its public offerings, the Company received gross offering proceeds of $3.1 billion from the sale of 306.7 million shares from inception through December 31, 2017, all of which has been invested in the Company’s real estate portfolio.

By the end of 2015, the Company completed its investment of the proceeds raised through its public offerings and owned interests in 43 real estate investments. Since that time, through December 31, 2017, the Company has sold its interests in 9 real estate investments. As of December 31, 2017, the Company owned interests in 34 real estate investments, consisting of the following types of investments:

•	Domestic office investments (9 investments)

•	Domestic other investments (5 investments)

•	International office investments (9 investments)

•	International other investments (11 investments)

Joint Ventures, Equity Method Investments and Noncontrolling Interests

On January 7, 2009, the Company and Hines Global REIT Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines Global REIT Properties, LP (the “Operating Partnership”). The Company conducts most of its operations through the Operating Partnership. On January 14, 2009, the Company and HALP made initial capital contributions to the Operating Partnership of $10,000 and $190,000, respectively and accordingly, HALP owned a 95.0% noncontrolling interest in the Operating Partnership. As of December 31, 2017 and 2016, HALP owned a 0.01% and 0.01% interest in the Operating Partnership, respectively.

The Brindleyplace JV

In June 2010, the Operating Partnership and Moorfield Real Estate Fund II GP Ltd., (“Moorfield”) formed Hines Moorfield UK Venture I S.A.R.L., (the “Brindleyplace JV”) and, in July 2010, the Brindleyplace JV acquired several properties located in Birmingham, England (the “Brindleyplace Project”).  In 2015, LSREF 3 Laser Holdings (Jersey) Limited (“Laser”) purchased Moorfield’s interest in the Brindleyplace JV and renamed it Hines Laser UK Venture I S.A.R.L. The Company owned a 60% interest in the Brindleyplace JV and Laser held the remaining 40% interest. In February 2017, the Brindleyplace JV sold the Brindleyplace Project. See Note 3 — Investment Property for information regarding the sale.

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

Consolidated VIEs

The Flagship JV

In June 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement (as amended) with Flagship Capital, GP for the formation of Flagship Capital Partners Fund, LP (the “Flagship JV”) for the purpose of originating real estate loans. The Company owns a 97% interest in the Flagship JV and Flagship Capital, GP owns the remaining 3% interest. Flagship Capital, GP serves as the general partner and will manage the day-to-day activities of the Flagship JV. Both partners have equal voting rights and distributions from the Flagship JV will initially be paid to the fund partners based on their pro rata ownership. Since the voting rights of each of the partners are disproportionate to their ownership interests, the Company has concluded that the Flagship JV qualifies as a VIE under ASC 810. Further, the Company has determined that it is the primary beneficiary due to its ability to exercise significant control and influence over the Flagship JV as well as certain other factors. As a result, the Company consolidated the Flagship JV and its wholly-owned subsidiaries in its financial statements. See Note 10 — Noncontrolling Interests for additional information regarding our noncontrolling interests in the Flagship JV. As of December 31, 2017, there were no remaining real estate loans owned by the Flagship JV and the partners consented to the voluntary winding up and termination of the Flagship JV.

The WaterWall Place JV

In December 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines One WaterWall Holdings LP (the “WaterWall Place JV”), a Delaware limited liability company, for the purpose of developing a residential/living project in Houston, Texas. Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the initial limited partner. The Company has a 93% interest in this joint venture. An affiliate of Hines owns the remaining 7% interest in this joint venture. The Company has concluded its investment in the WaterWall Place JV qualifies as a VIE under ASC 810. Further, the Company has determined that it is the primary beneficiary since it has greater exposure to the variability of One WaterWall JV’s economic performance as well as certain other factors. As a result, the Company has consolidated the WaterWall Place JV and its wholly-owned subsidiaries in its financial statements. See Note 10 — Noncontrolling Interests for additional information regarding our noncontrolling interests in the WaterWall Place JV.

The Aviva Coral Gables JV

In July 2012, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines Ponce & Bird Holdings LP, a Delaware limited liability company, for the purpose of developing a residential/living project in Miami, Florida. Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the initial limited partner. The Company had an 83% interest in this joint venture. An affiliate of Hines owned the remaining 17% interest in this joint venture. The Company concluded its investment in the Aviva Coral Gables JV qualified as a VIE under ASC 810. Further, the Company determined that it is the primary beneficiary since it has greater exposure to the variability of Aviva Coral Gables's economic performance as well as certain other factors. As a result, the Company consolidated the Aviva Coral Gables JV and its wholly-owned subsidiaries in its financial statements. In June 2017, the Aviva Coral Gables JV sold Aviva Coral Gables. See Note 10 — Noncontrolling Interests for additional information regarding our noncontrolling interests in the Aviva Coral Gables JV and see Note 3 — Investment Property for information regarding the sale of the property.

A summary of our consolidated VIEs is as follows (in thousands):

	December 31, 2017	December 31, 2016
Maximum risk of loss (1)	$9,535	$30,446
Assets held by VIEs	$59,112	$136,705
Assets held as collateral for debt	$59,112	$136,705
Liabilities held by VIEs	$48,222	$91,792

(1)	Represents the Company's contributions, net of distributions, made to the consolidated VIEs.

Restrictions on the use of these assets are significant because they serve as collateral for the VIE’s debt, and the Company is generally required to obtain its partners’ approval in accordance with the respective joint venture agreements for any major transactions. Transactions with these joint ventures on the Company’s consolidated financial statements primarily relate to (i)

distributions related to the receipt of proceeds from the collection of loans receivable at the Flagship JV or (ii) distributions received from the WaterWall Place JV and the Aviva Coral Gables JV, respectively. The Company and its partners are subject to the terms of the joint venture agreements which include provisions for when additional contributions may be required. During the year ended December 31, 2017, the Company received distributions of $52.5 million, which included a $35.3 million distribution from the sale of Aviva Coral Gables in June 2017 and $14.5 million of distributions related to the collection of the remaining loans receivable at the Flagship JV in 2017, net of contributions made of $0.5 million in accordance with the Company’s respective joint venture agreements. During the year ended December 31, 2016, the Company received distributions of $21.9 million, net of contributions made of $0.2 million in accordance with the Company’s respective joint venture agreements. This activity is eliminated in consolidation of the VIEs, but increases, or decreases in the case of distributions received, the Company’s maximum risk of loss.

Unconsolidated VIEs

The @1377 Equity Method Investment

The Company formed a joint venture with an affiliate of Hines in 2011 related to the construction of @1377, a residential/living development project in Atlanta, Georgia. The Company provided a preferred equity investment in the partnership of $3.6 million during 2012, representing a 51.7% ownership in the project and a $3.2 million mezzanine loan commitment plus accrued interest made by the Company. In addition, the partnership obtained a $23.3 million secured loan made by Cadence Bank, N.A., which was solely guaranteed by the Company’s joint venture partner (the “JV Partner”). The Company concluded that @1377 qualifies as a VIE. The JV Partner was the manager of the project, which allowed the JV Partner to direct the activities of the VIE that most significantly impacted the VIE’s financial performance. Based upon the loan guarantees and the JV Partner’s ability to direct the activities that significantly impacted the economic performance of the VIE, the Company determined that it is not the primary beneficiary of this VIE and determined to account for its preferred equity investment in the project as an equity method investment. Other than the initial capital contributions provided by the Company, the Company did not provide any additional subordinated financial support.

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

The Company’s investments in partially owned real estate joint ventures are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may not be recoverable. In such an instance, the Company will record an impairment charge if it determines that a decline in the value of an investment below its fair value is other than temporary. The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery. As of December 31, 2017 and 2016, the Company no longer had any investments in unconsolidated partially owned real estate joint ventures. Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investments in partially owned real estate joint ventures for the years ended December 31, 2017, 2016 or 2015.

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

These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement accounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency transaction gains and losses are recorded in foreign currency gains (losses) on the consolidated statement of operations and result from the effect of changes in exchange rates on transactions denominated in currencies other than a subsidiary’s functional currency, including transactions between consolidated subsidiaries. An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included as currency translation adjustments and are reported in the consolidated statement of equity as accumulated other comprehensive gains or losses. The Company disposed of its investment in the Brindleyplace Project in February 2017 as well as its investment in Mercedes Benz Bank in July 2017. Upon the disposal of these properties, the Company realized a loss of $8.8 million related to the currency translation adjustment, which was included in the gain (loss) on sale of real estate in its consolidated statement of operations. During the year ended December 31, 2015, intercompany loans with the consolidated subsidiaries in Australia were repaid and as a result, the Company recognized a loss of $15.1 million, which was included in foreign currency gain (loss).

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

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, are recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties are included in the Company’s results of operations from their respective dates of acquisition. Estimates of fair values are based upon estimates of future cash flows and other valuation techniques that the Company believes are similar to those used by market participants and are used to record the purchase of identifiable assets acquired, such as land, buildings and improvements, equipment and identifiable intangible assets related to in-place leases and liabilities assumed, such as amounts related to acquired out-of-market leases, asset retirement obligations, mortgage notes payable. Values of buildings and improvements are determined on an as if vacant basis. Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date. For prior acquisitions, acquisition-related costs such as transaction costs and acquisition fees paid to the Advisor were expensed as incurred. Beginning in 2018, when Accounting Standards Update (“ASU”) 2017-01 becomes effective, any acquisition-related costs and acquisition fees to any future acquisitions will be capitalized. See Recent Accounting Pronouncements below for more information on ASU 2017-01.

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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. For the year ended December 31, 2017, we determined that one of our investment properties was impaired as a result of deteriorating market conditions. As a result, an impairment loss of $7.1 million was recorded to write down its carrying value to its fair value for the year ended December 31, 2017. No impairment charges were recorded during the years ended December 31, 2016, and 2015.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

The Company has restricted cash primarily related to certain escrow accounts required by several of the Company’s mortgage agreements.

Concentration of Credit Risk

As of December 31, 2017, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash.

In addition, as of December 31, 2017, the Company had $74.9 million of cash and cash equivalents deposited in certain financial institutions located in the United Kingdom, Russia, Poland, Australia, Germany, and France. Management regularly monitors the financial stability of these financial institutions in an effort to manage its exposure to any significant credit risk in cash and cash equivalents.

Tenant and Other Receivables

Receivable balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost in the consolidated balance sheets, net of allowance for doubtful accounts of $3.8 million and $2.5 million at December 31, 2017 and 2016, respectively.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions, tenant inducements and legal costs are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Tenant inducement amortization was $18.7 million, $12.3 million and $7.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $4.6 million, $4.0 million and $2.5 million as amortization expense related to other direct leasing costs for the years ended December 31, 2017, 2016 and 2015, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing (see Note 6 - Debt Financing).  These fees are presented as a reduction to the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements.  In total, deferred financing costs (net of amortization) were $6.5 million and $10.8 million as of December 31, 2017 and 2016.  These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations.  For the years ended December 31, 2017, 2016 and 2015, $4.7 million, $5.0 million and $6.0 million, were amortized into interest expense in the accompanying consolidated statement of operations, respectively.

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

Additionally, a real estate loan receivable is considered to be impaired, when based upon current events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. If a real estate loan receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at its effective interest rate or to the value of the underlying collateral if the real estate loan receivable is collateral dependent. Evaluating real estate loans receivable for potential impairment can require management to exercise significant judgment. No impairment was recorded for the years ended December 31, 2017, 2016 and 2015, respectively. Further, as of December 31, 2016, no allowances for uncollectibility have been recorded. As of December 31, 2017, the Company had no outstanding loan receivable balances.

Other Assets

Other assets included the following (in thousands):

	December 31, 2017	December 31, 2016
Prepaid expenses	3,021	2,647
Deferred tax assets(1)	26,670	11,259
Other(2)	407	6,454
Other assets	$30,098	$20,360

(1)
The change in deferred tax assets is primarily due to a $13.1 million increase caused by the restructuring of certain of the Company’s Polish subsidiaries as a result of the recent tax law changes in Poland.

(2)	Primarily consists of $6.3 million held by our escrow agent at Perspective Defense as of December 31, 2016. This amount was returned to the Company in January 2017.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of December 31, 2017 and December 31, 2016, respectively, the Company recorded liabilities of $16.7 million and $27.3 million related to prepaid rental payments which were included in other liabilities in the accompanying consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $53.9 million and $89.4 million as of December 31, 2017 and December 31, 2016, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Other revenues consist primarily of parking revenue, tenant reimbursements and interest on loans receivable. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company’s management believes that it operates in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2017, 2016 and 2015 in the accompanying consolidated financial statements. In 2017, 2016 and 2015, income tax expense recorded by the Company was primarily comprised of foreign income taxes related to the operation its international properties. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act makes broad and complex changes to the Internal Revenue Code including, but not limited to, (1) reducing the top U.S. federal corporate income tax rate from 35% to 21%, (2) establishing a 20% deduction for ordinary REIT dividends (other than any portion that is a capital gain dividend or qualified dividend income, subject to complex limitations), (3) limiting the deductibility of business interest expenses, (4) allowing full expensing of certain qualifying property, (5) eliminating the corporate Alternative Minimum Tax (“AMT”) and changing how existing AMT credits can be realized, (6) limiting current net operating loss deductions and providing an indefinite carryforward and (7) limiting the deductibility of certain executive compensation. The Company’s evaluation of deferred taxes and the associated valuation allowance includes an estimate of the impact of the Tax Cuts and Jobs Act and was based on the best information available to the Company at the time.

Redemption of Common Stock

The Company complies with Financial Accounting Standards Board (“FASB”) ASC 480 “Distinguishing Liabilities from Equity” which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  When approved, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded liabilities of $11.7 million and $5.0 million in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2017 and December 31, 2016, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity.

Per Share Data

Net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Immaterial Restatement

During the performance of the Company’s year end procedures on the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017, management identified certain immaterial incorrect allocations of net income between the Company’s stockholders and noncontrolling interests pertaining to preferred equity securities of the Brindleyplace JV for the years ended December 31, 2016 and 2015. As a result, the prior period Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K have been restated from the amounts previously reported to reflect the appropriate allocation of net income related to the Brindleyplace JV. The tables below show the effect of the immaterial restatement (in thousands).

	December 31, 2016
	As Reported	Adjustment	As Corrected
Consolidated Balance Sheets
Accumulated distributions in excess of earnings	$(843,900)	$22,400	$(821,500)
Total stockholders’ equity	$1,463,634	$22,400	$1,486,034
Noncontrolling interests	$44,601	$(22,400)	$22,201

	2016			2015
	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Consolidated Statements of Operations and Comprehensive Income (Loss)
Net (income) loss attributable to noncontrolling interests	$(6,177)	$3,614	$(2,563)	$(5,677)	$3,396	$(2,281)
Net income (loss) attributable to common stockholders	$151,050	$3,614	$154,664	$(10,631)	$3,396	$(7,235)
Basic and diluted income (loss) per common share	$0.55	$0.01	$0.56	$(0.04)	$0.01	$(0.03)
Net comprehensive (income) loss attributable to noncontrolling interests	$(2,363)	$3,614	$1,251	$(4,488)	$3,396	$(1,092)
Net comprehensive income (loss) attributable to common stockholders	$114,217	$3,614	$117,831	$(49,958)	$3,396	$(46,562)

Consolidated Statements of Equity
	Accumulated Distributions in excess of earnings (As Reported)	Adjustment	Accumulated Distributions in excess of earnings (As Corrected)	Total Stockholders’ Equity (As Reported)	Adjustment	Total Stockholders’ Equity (As Corrected)	Non- controlling Interests (As Reported)	Adjustment	Non- controlling Interests (As Corrected)
Balance as of January 1, 2015	$(627,203)	$15,390	$(611,813)	$1,689,388	$15,390	$1,704,778	$46,709	$(15,390)	$31,319
Net income (loss)	$(10,631)	$3,396	$(7,235)	$(10,631)	$3,396	$(7,235)	$5,677	$(3,396)	$2,281
Balance as of December 31, 2015	$(815,127)	$18,786	$(796,341)	$1,498,795	$18,786	$1,517,581	$47,929	$(18,786)	$29,143
Net income (loss)	$151,050	$3,614	$154,664	$151,050	$3,614	$154,664	$6,177	$(3,614)	$2,563
Balance as of December 31, 2016	$(843,900)	$22,400	$(821,500)	$1,463,634	$22,400	$1,486,034	$44,601	$(22,400)	$22,201

Recent Accounting Pronouncements

In May 2014, the FASB, issued ASU 2014-09 to provide guidance on recognizing revenue from contracts with customers (“ASC 606”). This ASU’s core objective is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. The amendments also replace prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. Subsequent to ASU 2014-09, the FASB has issued multiple ASUs clarifying multiple aspects of the new revenue recognition standard, which include the deferral of the effective date by one year, and additional guidance for partial sales of non-financial assets. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with retrospective or modified retrospective adoption.

Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this pronouncement. Rental income from leasing arrangements is specifically excluded from ASU 2014-09, and will be evaluated by the Company in its adoption of the lease accounting standard, ASU 2016-02 (described below). The Company has adopted ASC 606 using the modified retrospective approach effective January 1, 2018. The Company has identified its revenue streams and finalized its evaluation of the impact on our consolidated financial statements and internal accounting processes and determined that accounting for contracts for the sale of real estate will be the primary customer contracts under the scope of ASC 606. The Sale & Purchase Agreement for the sale of the Brindleyplace Project in February 2017 contained certain rent adjustments that the Company has determined do not constitute a separate performance obligation from the performance obligation of title transfer of the Brindleyplace Project. As such, the Company has performed an analysis of the estimated consideration related to the rent adjustments and expects to recognize the cumulative effect by increasing beginning retained earnings by approximately $2.3 million upon adoption in January 2018. In addition, the Company has evaluated controls around the implementation of this ASU and have concluded there will be no significant impact on our control structure.

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

In January 2018, the FASB issued an exposure draft (“2018 Exposure Draft”) which, if adopted as written, would allow lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. The 2018 Exposure Draft also indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption in lieu of the modified retrospective approach and provides other optional practical expedients.

The Company is in the process of evaluating the impact that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements relating to its lessor leases and other lessee leases, if any. Within our lessor leases, we are entitled to receive tenant reimbursements for operating expenses such as real estate taxes, insurance and common area maintenance. Currently upon adoption of this ASU, CAM reimbursement revenue will be accounted for in accordance with Topic 606. The Company has currently identified certain areas the Company believes may be impacted by the adoption of ASU 2016-02, which include:

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

In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The amendments in the ASU are effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2017 and early adoption is permitted with prospective application.  The Company adopted ASU 2017-01 as of January 1, 2018.

In February 2017, the FASB issued ASU No. 2017-05 to clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition, as amended, of an in substance nonfinancial asset. If substantially all of the fair value of assets that are promised to a counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20, including a parent transferring control of a nonfinancial asset through a transfer of ownership interests of a consolidated subsidiary. The provisions of ASU No. 2017-05 are effective for the Company as of January 1, 2018. To date, the Company has not had any sales of in-substance nonfinancial assets.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017	December 31, 2016
Buildings and improvements	$2,255,267	$2,612,274
Less: accumulated depreciation	(237,767)	(246,940)
Buildings and improvements, net	2,017,500	2,365,334
Land	671,776	684,309
Investment property, net	$2,689,276	$3,049,643

Recent Dispositions of Real Estate Investments

The following table provides information regarding each of the properties sold during the years ended December 31, 2017, 2016, and 2015, including the acquisition/completed construction price, contract sales price, and the total gain on sale, net of disposition fees (in millions):

Property	Date Acquired/Completed	Acquisition Price/ Construction Cost	Date Sold	Sales Price	Gain on Sale
Fifty South Sixth	11/2010	$185.0	12/2017	$258.5	$90.4
Hock Plaza	9/2010	$97.9	12/2017	$141.9	$58.7
Mercedes Benz Bank (1)	2/2013	$70.3	7/2017	$133.2	$75.4
Southpark	10/2010	$31.2	6/2017	$41.1	$16.3
Aviva Coral Gables	4/2015	$62.0	6/2017	$100.0	$39.2
The Brindleyplace Project (2)	7/2010	$282.5	2/2017	$325.1	$84.3
Komo Plaza	12/2011	$160.0	12/2016	$276.0	$127.3
17600 Gillette	6/2010	$20.4	12/2015	$30.9	$15.8

(1)
The acquisition price for Mercedes Benz Bank of approximately €51.9 million was converted to USD based on an exchange rate of $1.35 per EUR as of the transaction date. The sales price of approximately €117.0 million was converted to USD based on an exchange rate of $1.14 per EUR as of the transaction date. Additionally, the Company incurred a €11.3 million (approximately $12.9 million based on an exchange rate of $1.14 per EUR as of the transaction date) income tax provision related to the sale of this property, which was recorded in “Provision for income taxes related to the sale of real estate” in the consolidated statements of operations and comprehensive income (loss).

(2)
The acquisition price of the Brindleyplace Project of approximately £186.2 million was converted to USD based on an exchange rate of $1.52 per GBP as of the transaction date. The sales price of approximately £260.0 million was converted to USD based on an exchange rate of $1.25 per GBP as of the transaction date.

As of December 31, 2017, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$662,854	$69,510	$(108,043)
Less: accumulated amortization	(283,774)	(42,333)	38,477
Net	$379,080	$27,177	$(69,566)

As of December 31, 2016, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$793,018	$96,912	$(116,717)
Less: accumulated amortization	(334,249)	(49,606)	34,363
Net	$458,769	$47,306	$(82,354)

Amortization expense of in-place leases was $70.8 million, $100.3 million and $115.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization of out-of-market leases resulted in an increase to rental revenue of approximately $2.1 million for the year ended December 31, 2017 and a decrease to rental revenue of approximately $2.8 million and $2.8 million for the years ended December 31, 2016 and 2015, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for each of the years ending December 31, 2018 through December 31, 2022 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
2018	$51,630	$(2,079)
2019	42,137	(3,327)
2020	34,221	(3,444)
2021	23,349	(1,062)
2022	18,389	(1,790)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2017, the approximate fixed future minimum rentals for each of the years ending December 31, 2018 through 2022 and thereafter were as follows (in thousands):

Fixed Future Minimum Rentals
2018	$259,633
2019	245,429
2020	218,108
2021	175,865
2022	154,084
Thereafter	648,848
Total	$1,701,967

During the years ended December 31, 2017, 2016, and 2015, the Company did not earn more than 10% of its total rental revenue from any individual tenant, respectively.

4. RECENT ACQUISITIONS OF REAL ESTATE

For the year ended December 31, 2017, the Company did not have any acquisitions of new properties. For the year ended December 31, 2016, the Company did not have any acquisitions of new properties, but did acquire an additional phase of The Rim for $38.1 million. For the year ended December 31, 2015, the Company acquired the assets and assumed certain liabilities of four real estate operating properties located in the United States and internationally, for an aggregate net purchase price of $544.2 million, and also acquired additional phases of Simon Hegele Logistics and The Rim.

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2016 and 2015 as follows (in thousands):

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

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2016 and 2015 acquisitions, as of the date of the acquisition, was as follows (in years):

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

	For the Years Ended
	December 31,
	Pro Forma 2015	Pro Forma 2014
Revenues	$486,274	$491,187
Net income (loss)	$13,854	$58,514
Basic and diluted income (loss) per common share	$0.03	$0.20

5. REAL ESTATE LOANS RECEIVABLE

Real estate loans receivable included the following at December 31, 2017 and 2016 (in thousands):

Property	Original Funding Date	Maturity Date	Interest Rate		Total Loan Commitment	Balance as of December 31, 2017	Balance as of December 31, 2016
Flagship Capital JV
Randall’s	7/28/2014	7/28/2018	N/A	(1)	10,939	—	8,953
Finesilver	7/31/2014	10/31/2017	N/A	(2)	7,233	—	6,271
			N/A		$18,172	$—	$15,224
(Origination)/Exit fees						—	67
Total Real Estate Loans Receivable						$—	$15,291

(1)	In December 2017, the outstanding receivable balance of the loan was paid in full.

(2)	In August 2017, the outstanding receivable balance of the loan was paid in full.

6. DEBT FINANCING

As of December 31, 2017 and 2016, the Company had $1.8 billion and $2.2 billion of principal outstanding, respectively, with a weighted average years to maturity of 1.7 years and 2.4 years, respectively, and a weighted average interest rate of 2.8% and 2.4%, respectively. The following table describes the Company’s debt outstanding at December 31, 2017 and 2016 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date		Interest Rate Description	Interest Rate as of December 31, 2017	Principal Outstanding at December 31, 2017	Principal Outstanding at December 31, 2016
Secured Mortgage Debt
Brindleyplace Project	7/1/2010	7/7/2017	(1)	Variable	N/A	$—	$149,343
Fifty South Sixth	11/4/2010	11/3/2018	(1)	Variable	N/A	—	125,000
Flagship Capital JV	7/2/2014	7/2/2019		Variable, subject to floor of 4.25%	N/A	—	512
100 Brookes	7/13/2012	1/31/2018	(2)	Variable	3.85%	28,098	31,109
Poland Logistics Portfolio	8/2/2012	6/28/2019		Variable, subject to interest rate cap	2.00%	71,183	64,294
Minneapolis Retail Center	8/2/2012	8/10/2019		Fixed	3.50%	65,500	65,500
825 Ann	11/16/2012	11/20/2018		Variable, subject to interest rate cap	2.41%	63,247	58,320
Mercedes Benz Bank	2/7/2013	12/31/2019	(1)	Variable, subject to interest rate cap	N/A	—	35,041
465 Victoria	2/28/2013	12/3/2018		Variable, subject to interest rate cap	3.02%	41,528	38,293
New City	3/28/2013	3/18/2018	(3)	Variable, subject to interest rate cap	2.30%	80,831	73,612
One Westferry Circus	5/9/2013	5/5/2020		Fixed	3.30%	64,757	59,213
The Campus at Playa Vista	5/14/2013	12/1/2018		Variable	2.77%	150,000	150,000
Perspective Defense	6/21/2013	7/25/2019		Variable, subject to interest rate cap	2.17%	83,853	73,612
Fiege Mega Centre	10/18/2013	10/31/2018		Variable, subject to interest rate cap	1.37%	26,898	23,924
55 M Street	12/9/2013	12/9/2017	(4)	Variable	N/A	—	72,000
25 Cabot Square	3/26/2014	3/26/2020		Fixed	3.50%	166,951	152,658
Simon Hegele Logistics	4/28/2014	6/15/2019		Fixed	1.90%	41,904	37,167
818 Bourke	10/31/2014	10/31/2019		Variable, subject to interest rate cap	2.46%	65,562	62,254
The Summit	3/4/2015	4/1/2022		Variable	2.92%	170,000	170,000
Harder Logistics Portfolio	4/1/2015	2/28/2021		Variable, subject to interest rate cap	0.95%	81,068	72,275
Other Notes Payable
JPMorgan Chase Revolving Credit Facility	4/13/2012	6/29/2019		Variable	3.07%	99,000	119,000
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	6/29/2019		Variable	3.02%	495,000	495,000
WaterWall Place Construction Loan	6/29/2012	5/8/2018		Variable	2.95%	44,897	44,897
Aviva Coral Gables JV Construction Loan	5/10/2013	7/10/2017	(1)	Variable	N/A	—	42,693
Total Principal Outstanding						$1,840,277	$2,215,717
Unamortized Deferred Financing Fees						(5,324)	(8,418)
Notes Payable						$1,834,953	$2,207,299

(1)	The Company paid off the secured mortgage loan in full with proceeds from the sale of the property.

(2)	In January 2018, the Company paid off the secured mortgage loan related to 100 Brookes in full.

(3)	In March 2018, the loan was amended and the maturity date was extended to April 18, 2018.

(4)	In September 2017, the Company paid off the secured mortgage loan related to 55 M Street in full.

As of December 31, 2017, the variable rate debt has variable interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 0.65% to 2.50% per annum. Additionally, as of December 31, 2017, $401.9 million of our variable rate debt was capped at strike rates ranging from 1.5% to 3.25%. See Note 7 — Derivative Instruments for more information regarding our interest rate contracts.

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

In June 2015, the Company entered into an amendment to its Revolving Credit Facility, which resulted in the following changes:

•
an increase in total commitments to $920.0 million, consisting of a $495.0 million increase to the term loan commitment (“Term Loan Commitment”) and a $425.0 million increase to the revolving loan commitment (“Revolving Loan Commitment”);

•	the future ability to increase the maximum amount available to $1.25 billion, subject to the Company’s satisfaction of certain conditions; and

•	extended the maturity date to June 29, 2019, subject to an additional one-year extension at the Company’s option and subject to the satisfaction of certain conditions.

For the period from January 2017 through December 2017, the Company made draws of approximately $159.0 million and payments of $179.0 million under the Revolving Credit Facility through December 31, 2017. Additionally, from January 1, 2018 through March 30, 2018, the Company made draws of approximately $109.0 million under the Revolving Credit Facility resulting in an outstanding principal balance of $703.0 million as of March 30, 2018.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of December 31, 2017.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the years ending December 31, 2018 through December 31, 2022 and for the period thereafter. Amounts are in thousands:

	Payments due by Year
	2018		2019	2020	2021	2022	Thereafter
Principal payments	$440,716	(1)	$919,311	$232,971	$77,279	$170,000	$—

(1)	In January 2018, the Company paid off the secured mortgage loan related to 100 Brookes in full.

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

The Company has also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates on future international property sales. These forward contracts economically fix the currency exchange rate on the investment to which they relate. The Company did not designate any of these contracts as fair value or cash flow hedges for accounting purposes. See Note 11 — Fair Value Measurements for additional information regarding the fair value of our foreign currency forwards. In June 2017, the Company entered into an €80.0 million foreign currency forward contract with an effective date of June 27, 2017 and a trade date of July 10, 2017, in connection with the sale of the Mercedes Benz Bank from which the Company received proceeds in Euros. See Note 3 — Investment Property for additional information regarding the sale of the Mercedes Benz Bank.

The Company had only interest rate cap contracts active as of December 31, 2017. The table below provides additional information regarding these interest rate cap contracts (in thousands, except percentages).

Interest Rate Cap Contracts
Property	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Poland Logistics Portfolio	June 30, 2017	June 28, 2019	$63,894	EURIBOR	2.00%
465 Victoria	February 29, 2016	November 30, 2018	$20,764	BBSW	2.50%
825 Ann	April 29, 2016	November 20, 2018	$31,624	BBSW	3.25%
New City	April 11, 2013 May 6, 2013	March 16, 2018	$61,001	EURIBOR	2.50%
Perspective Defense	July 25, 2013	July 25, 2019	$83,853	EURIBOR	2.00%
Fiege Mega Centre	October 18, 2013	October 18, 2018	$26,897	EURIBOR	2.00%
818 Bourke	October 27, 2017	October 27, 2018	$32,781	BBSW	2.50%
Harder Logistics Portfolio	March 31, 2015	March 31, 2018	$36,173	EURIBOR	1.50%
Harder Logistics Portfolio	December 2, 2015	December 31, 2018	$44,926	EURIBOR	1.50%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the exchange rate in effect on December 31, 2017.

The table below presents the effects of the changes in fair value of our derivative instruments in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017, 2016 and 2015 (in thousands):

	Gain (Loss) on Derivative Instruments
	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Interest rate swaps	$—	$—	$2,661
Interest rate caps	(50)	(689)	(2,099)
Foreign currency forward contracts	(584)	—	—
Total gain (loss) on derivatives	$(634)	$(689)	$562

8.  DISTRIBUTIONS

The Company has declared distributions for the months of January 2015 through December 2017 at an amount equal to $0.0017808 per share, per day.

Additionally, on December 29, 2017, the Company declared a distribution to stockholders of $1.05 per share that was paid to all stockholders of record as of December 30, 2017 in two cash payments in January 2018. This distribution has been designated by the Company as a special distribution, which represents a return of a portion of the stockholders’ invested capital from sales of investment property and, as such, will reduce their remaining investment in the Company. The special distribution represents a portion of the net proceeds received from the strategic sale of six assets during 2017. The special distribution is not subject to reinvestment pursuant to the Company’s dividend reinvestment plan.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for the years ended December 31, 2017, 2016 and 2015, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands). The Company declared distributions to the Company’s stockholders as of daily record dates and aggregated and paid such distributions monthly.

	Stockholders				Noncontrolling Interests
Distributions for the Years Ended	Cash Distributions		Distributions Reinvested	Total Declared	Total Declared
December 31, 2017	$375,851	(1)	$91,757	$467,608	$26,707	(2)
December 31, 2016	$85,820		$94,003	$179,823	$5,691
December 31, 2015	$83,481		$93,812	$177,293	$4,221

(1)	Includes $288.0 million related to the December 2017 special distribution described above.

(2)
For the year ended December 31, 2017, distributions declared to the noncontrolling interests included a distribution totaling $21.0 million paid to the Company’s JV partner in the Aviva Coral Gables JV as a result of the sale of Aviva Coral Gables in June 2017.

9.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the years ended December 31, 2017, 2016 and 2015 and amounts unpaid as of December 31, 2017 and 2016 (in thousands):

	Incurred During the Years Ended December 31,			Unpaid as of December 31,
Type and Recipient	2017	2016	2015	2017	2016
Issuer Costs- the Advisor	$61	$41	$61	26	8
Acquisition Fee (1)- the Advisor	$—	$191	$8,797	—	191
Asset Management Fee- the Advisor	$37,949	$36,810	$35,725	2,430	8,922
Disposition Fee- the Advisor	$8,203	$3,024	$309	2,585	2,760
Other (2)	$7,331	$6,834	$6,768	1,952	1,644
Property Management Fee- Hines	$7,192	$7,564	$7,518	146	(46)
Development/ Construction Management Fee- Hines	$1,405	$757	$132	207	246
Leasing Fee- Hines	$2,658	$4,584	$4,446	2,129	3,455
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	$11,148	$11,835	$11,098	777	734
Due to Affiliates				$10,252	$17,914

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

The WaterWall Place JV

In December 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of the WaterWall Place JV, for the purpose of developing a residential/living project in Houston, Texas. Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the initial limited partner. The Company has a 93% interest in this joint venture. An affiliate of Hines owns the remaining 7% interest in this joint venture.

The Aviva Coral Gables JV

In July 2012, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines Ponce & Bird Holdings LP, a Delaware limited liability company, for the purpose of developing a residential/living project in Miami, Florida. Hines served as the initial general partner and as the development partner and the subsidiary of the Operating Partnership was the initial limited partner. Hines owned a 17% interest in the joint venture and the Company owned the remaining 83% interest through its subsidiary. As compensation for providing development management services, Hines was paid a fee equal to 4% of the development project costs. In addition, subject to certain return thresholds being achieved, the Aviva Coral Gables JV agreement provided that Hines may receive certain incentive distributions in the event the residential/living project was liquidated. The project was completed in April 2015. In June 2017, the Aviva Coral Gables JV sold Aviva Coral Gables. See Note 3 — Investment Property for information regarding the sale.

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

During the years ended December 31, 2017, 2016 and 2015, the Company incurred asset management fees of $37.9 million, $36.8 million and $35.7 million, respectively.

Disposition Fee – The Advisor or its affiliates also will be paid a disposition fee of 1.0% of the sales price of any real estate investments sold or 1.0% of the Company’s pro rata share of the sales price with respect to the Company’s indirect investments. The Company’s disposition fees related to the sales of wholly-owned properties are included in the Gain (loss) on sale of real estate investments in the Consolidated Statement of Operations and Comprehensive Income (loss). The disposition fee on the sale of @1377 in 2016 is included in Other Income (loss) on the Consolidated Statement of Operations and Comprehensive Income (loss), as the sale was made through the Company’s equity method investment.

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

The Company reimburses the Advisor for all issuer costs incurred by the Advisor on the Company’s behalf related to the Company’s distribution reinvestment plan offering and the Company’s prior public filings.

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

10.  NONCONTROLLING INTERESTS

The Brindleyplace JV issued Convertible Preferred Equity Certificates (“CPEC”) to Moorfield as a result of their contribution to the Brindleyplace JV. Each CPEC was convertible into one capital share of the Brindleyplace JV at any time. The Brindleyplace JV had the option to have the CPECs redeemed at any time prior to the earlier of the liquidation of the Brindleyplace Project or their expiration on July 7, 2059. If redeemed, they were required to be redeemed at a price of £1 per CPEC, plus any accrued and unpaid distributions thereon. In February 2017, all of the outstanding CPECs were redeemed upon the sale of the Brindleyplace Project.

In accordance with the partnership agreement that governs the Flagship Capital JV, distributions are declared and paid when the joint venture has available cash (all cash held by the joint venture less what is reasonably needed to reserve or satisfy cash needs) with respect to an investment made by the joint venture. The Flagship Capital JV declared distributions to the noncontrolling interest partner for the years ended December 31, 2017, 2016 and 2015 of $1.2 million, $1.2 million, and $0.2 million, respectively. See Note 1 — Organization for additional information regarding the Flagship Capital JV.

During the year ended December 31, 2015, the noncontrolling interest partner contributed $1.0 million to the Aviva Coral Gables JV, for the funding of the repayment of the construction loan to Hines. The Aviva Coral Gables JV declared distributions to the noncontrolling interest partner for the years ended December 31, 2017, 2016, and 2015 of $21.2 million, $0.6 million, and $0.2 million, respectively. The distributions in the year ended December 31, 2017 include distributions declared as a result of the sale of Aviva Coral Gables in June 2017. See Note 1 — Organization for additional information regarding the Aviva Coral Gables JV.

The WaterWall Place JV declared distributions to the noncontrolling interest partner for the years ended December 31, 2017, 2016, and 2015 of $0.2 million, $0.3 million, and $0.3 million, respectively. See Note 1 — Organization for additional information regarding the WaterWall Place JV.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Commonwealth Bank of Australia, Crédit Agricole, SMBC Capital Markets, ING Capital Markets, and the Australia and New Zealand Banking Group Limited. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2017 and 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

Additionally, as described in Note 7 — Derivative Instruments, the Company has entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. The valuation of these forward contracts is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including currency exchange rate curves and implied volatilities. The Company has determined its foreign currency forward contracts valuations are classified in Level 2 of the fair value hierarchy, as they are based on observable inputs but are not traded in active markets.

Financial Instruments Fair Value Disclosures

As of December 31, 2017, the Company estimated that the fair value of its notes payable, which had a book value (excluding any unamortized discount or premium and deferred financing costs) of $1.8 billion, was $1.8 billion. As of December 31, 2016, the Company estimated that the fair value of its notes payable, which had a book value (excluding any unamortized discount or premium) of $2.2 billion, was $2.2 billion. Management has utilized available market information, such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of December 31, 2017 and 2016, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

As of December 31, 2016, the Company estimated that the book values of its real estate loans receivable approximated their fair values. Management has utilized available market information, such as interest rate and spread assumptions of loans receivable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its real estate notes receivable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of real estate notes receivable utilize Level 3 inputs. However, as of December 31, 2016, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of real estate notes receivable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized. As of December 31, 2017, the Company had no outstanding real estate loans receivable.

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

Financial Instruments Measured on a Nonrecurring Basis

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances.  The fair value methodologies used to measure long-lived assets are described in Note 2 — Summary of Significant Accounting Policies — Investment Property and Lease Intangibles.  The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy as discussed below.

Impairment of Investment Property

Investment properties are reviewed for impairment at each reporting period if events or changes in circumstances indicate that the carrying amount may not be recoverable. For the year ended December 31, 2017, the Company determined that one of its properties was impaired as a result of deteriorating market conditions.

The changes in assumptions resulted in the net book value of the assets exceeding the projected undiscounted cash flows for the property. As a result, the assets were written down to fair value. The following table summarizes activity for the Company’s assets measured at fair value, on a non-recurring basis, for the years ended December 31, 2017, 2016 and 2015 (in thousands).

Basis of Fair Value Measurements
During the year ended	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss
December 31, 2017	Investment property	$25,700	$—	$—	$25,700	$7,124
December 31, 2016	Investment property	$—	$—	$—	$—	$—
December 31, 2015	Investment property	$—	$—	$—	$—	$—

The Company’s estimated fair value of the investment property was based on a comparison of recent market activity and discounted cash flow models, which include estimates of property-specific inflows and outflows over a specific holding period.  Significant unobservable quantitative inputs used in determining the fair value of the investment property for the period ended December 31, 2017 include: a discount rate of 9.0%; a capitalization rate of 7.5%; stabilized occupancy rate of 92.5%; and a current market rental rate of $28.00 per square foot.  These inputs are based on the location, type and nature of each property, current and anticipated market conditions, and management’s knowledge and expertise in real estate.

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

•	Domestic office investments (9 investments)

•	Domestic other investments (5 investments)

•	International office investments (9 investments)

•	International other investments (11 investments)

The tables below provide additional information related to each of the Company’s segments, geographic location and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts are in thousands, except for percentages):

	Years Ended December 31,
	2017	2016	2015
Total Revenue
Domestic office investments	$173,949	$177,048	$168,962
Domestic other investments	93,748	123,384	119,083
International office investments	92,617	110,308	123,010
International other investments	43,335	67,168	65,818
Total Revenue	$403,649	$477,908	$476,873

For the years ended December 31, 2017, 2016 and 2015, the Company’s total revenue was attributable to the following countries:

	Years Ended December 31,
	2017	2016	2015
United States	65%	62%	60%
United Kingdom	9%	15%	17%
Australia	9%	7%	8%
Germany	6%	5%	4%
Poland	6%	5%	5%
Russia	3%	3%	3%
France	2%	3%	3%

For the years ended December 31, 2017, 2016 and 2015, the Company’s property revenues in excess of expenses by segment was as follows:

	Years Ended December 31,
	2017	2016	2015
Property revenues in excess of expenses (1)
Domestic office investments	$108,638	$113,763	$107,116
Domestic other investments	59,218	78,729	76,835
International office investments	57,966	85,986	97,644
International other investments	31,988	47,181	45,608
Total property revenues in excess of expenses	$257,810	$325,659	$327,203

(1)	Revenues less property operating expenses, real property taxes and property management fees.

For the years ended December 31, 2017 and 2016, the Company’s total assets by segment was as follows:

	Years Ended December 31,
	2017	2016
Total Assets
Domestic office investments	$1,146,312	$1,454,943
Domestic other investments	794,558	901,120
International office investments	1,053,971	1,003,616
International other investments	429,827	584,726
Corporate-level accounts	301,529	44,027
Total Assets	$3,726,197	$3,988,432

For the years ended December 31, 2017 and 2016, the Company’s total assets were attributable to the following countries:

	Years Ended December 31,
	2017	2016
United States	59%	59%
United Kingdom	11%	15%
Australia	9%	8%
Poland	8%	6%
Russia	2%	2%
France	4%	3%
Germany	7%	7%

For the years ended December 31, 2017, 2016 and 2015 the Company’s reconciliation to the Company’s property revenues in excess of expenses is as follows:

	Years Ended December 31,
	2017	2016	2015
Reconciliation to property revenues in excess of expenses
Net income (loss)	375,607	157,227	(4,954)
Depreciation and amortization	138,503	174,110	186,965
Acquisition related expenses	127	372	10,472
Asset management and acquisition fees	37,949	37,001	44,522
General and administrative expenses	9,250	11,149	8,597
Impairment Losses	7,124	—	—
(Gain) loss on derivatives	634	689	(562)
Equity in (earnings) losses of unconsolidated entity	—	(7,504)	—
(Gain) loss on sale of real estate investments	(364,325)	(127,294)	(14,684)
Foreign currency (gains) losses	(10,046)	8,240	21,468
Interest expense	59,461	64,473	71,288
Other (income) expenses	(680)	(130)	(427)
(Benefit) provision for income taxes	(8,705)	7,326	4,518
Provision for income taxes related to the sale of real estate	12,911	—	—
Total property revenues in excess of expenses	$257,810	$325,659	$327,203

13. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	2017	2016	2015
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$55,736	$59,612	$66,704
Cash paid for income taxes	$7,292	$7,634	$6,696
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$303,131	$21,178	$19,837
Other receivables	$—	$—	$5
Distributions reinvested	$91,985	$94,071	$93,785
Shares tendered for redemption	$11,695	$4,987	$5,245
Non-cash net liabilities acquired	$—	$7,965	$10,516
Accrued additions to investment property	$10,778	$2,602	$883

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

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2017 and 2016 (in thousands except per share amounts):

	Quarters Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$106,366	$99,812	$100,360	$97,111
Gain (loss) on sale of real estate investments	$85,188	$55,416	$74,560	$149,161
Net income (loss)	$98,942	$67,150	$64,033	$145,482
Net (income) loss attributable to noncontrolling interests	$(35,365)	$(18,122)	$300	$(1,470)
Net income (loss) attributable to common stockholders	$63,577	$49,028	$64,333	$144,012
Income (loss) per common share, basic and diluted	$0.23	$0.18	$0.23	$0.52
	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$118,936	$121,637	$121,854	$115,481
Gain (loss) on sale of real estate investments	$—	$—	$—	$127,294
Net income (loss)	$6,476	$9,155	$12,368	$129,228
Net (income) loss attributable to noncontrolling interests	$(685)	$(745)	$(597)	$(536)
Net income (loss) attributable to common stockholders	$5,791	$8,410	$11,771	$128,692
Income (loss) per common share, basic and diluted	$0.02	$0.03	$0.04	$0.46

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

During the performance of our year end procedures on the consolidated financial statements to be included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), we identified a material weakness in certain internal controls over financial reporting pertaining to convertible preferred equity certificates (“CPECs”) of the Brindleyplace JV, a joint venture formed in 2010 to purchase a mixed-use property located in England (the “Property”). We owned 60% of the Brindleyplace JV and consolidated the joint venture for financial reporting purposes. Approximately 99% of the partners’ capital of the Brindleyplace JV was issued in the form of CPECs. The Brindleyplace JV sold the Property in February 2017 at a substantial gain and, as required by the joint venture agreement, redeemed the CPECs and distributed the remaining proceeds to the partners.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We believe this material weakness resulted from a deficiency in the design of our internal controls regarding the CPECs. Specifically, control activities were not designed to ensure that the income and distributions related to the CPEC structure, which were unique to our organizational structure, were properly reported in our consolidated financial statements on a timely basis. Since all CPECs were redeemed during 2017, the risks and related internal control associated with the material weakness noted above are no longer relevant and therefore no remediation was necessary.

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our system of internal controls over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal controls over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2017 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2017, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 30, 2018

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of the date of this report, our directors, their ages, their year first elected, their business experience and principal occupation, their directorships in public corporations and investment companies are as follows:

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Jeffrey C. Hines	62	2008
Mr. Hines joined Hines in 1982. He has served as the Chairman of our board of directors, and as Chairman of the managers of the general partner of our Advisor since December 2008. Mr. Hines has served as the Chairman of the board of directors of Hines Global Income Trust, Inc. (f/k/a/ Hines Global REIT II) ("Hines Global Income Trust") and Chairman of the managers of the general partner of Hines Global REIT II Advisors LP ("HGRIIALP"), the advisor to Hines Global Income Trust, since July 2013. Mr. Hines has also been the Chairman of the board of directors of Hines Real Estate Investment Trust, Inc. (“Hines REIT”), Chairman of the managers of the general partner of HALP Advisors Limited Partnership (“HALP”), the advisor to Hines REIT, and a member of the management board of the Hines US Core Office Fund LP (the “Core Fund”) since August 2003. He is also the co-owner and President and Chief Executive Officer of the general partner of Hines and is a member of Hines’ Executive Committee. Mr. Hines is responsible for overseeing all firm policies and procedures as well as day-to-day operations of Hines. He became President of the general partner of Hines in 1990 and Chief Executive Officer of the general partner of Hines in January 2008 and has overseen a major expansion of the firm’s personnel, financial resources, domestic and foreign market penetration, products and services. He has been a major participant in the development of the Hines domestic and international acquisition program and currently oversees a portfolio of $111 billion in assets under management. Mr. Hines graduated from Williams College with a B.A. in Economics and received his M.B.A. from Harvard Business School.

We believe that Mr. Hines’ career, spanning more than 35 years in the commercial real estate industry, including his leadership of Hines, and the depth of his knowledge of Hines and its affiliates, qualifies him to serve on our board of directors.

Colin P. Shepherd	58	2012
Mr. Shepherd joined Hines in 1982. Mr. Shepherd was elected to our board of directors in September 2012 and is currently Chairman of Hines’ Investments and Performance Committee and oversees the Investment Management and Research groups. He is a member of Hines’ Executive Committee and Investment Committee. He served as a Senior Vice President of Hines from June 1994 to April 2012, where he contributed to the development, acquisitions, operations, and transactions of more than 23 million square feet of commercial real estate in Los Angeles, Seattle, Salt Lake City, Orange County, San Diego, and Houston. He graduated from Massachusetts Institution of Technology with a B.S. in Civil Engineering and received his M.S. in Management from Massachusetts Institute of Technology.

We believe that Mr. Shepherd’s significant experience in the commercial real estate industry, including his 35 year tenure at Hines and his vast knowledge of Hines’ financial and investment policies, qualifies him to serve on our board of directors.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Charles M. Baughn	63	2008
Mr. Baughn joined Hines in 1984. Mr. Baughn has served as a member of our board of directors and as a manager of the general partner of our Advisor since December 2008. In addition, Mr. Baughn has been a member of the board of directors of Hines REIT since April 2008 and as a manager of the general partner of HALP since August 2003. He served as Chief Executive Officer of Hines REIT and the general partner of HALP from August 2003 through April 1, 2008. Additionally, since July 2013, Mr. Baughn has served as a member of the board of directors of Hines Global Income Trust and as a member of the general partner of HGRIIALP. He has served as the Senior Managing Director and Chief Financial Officer of the general partner of Hines since 2012. In this role, he is responsible for overseeing Hines’ operating business including central services, balance-sheet related activities and bank and other debt financing. Previously, he also has served as an Executive Vice President and CEO-Capital Markets Group of the general partner of Hines from April 2001 through 2012 and, as such, was responsible for overseeing Hines’ capital markets group, which raises, places and manages equity and debt for Hines projects in the U.S. and internationally. Mr. Baughn is also a member of the Hines' Executive Committee and a director of Hines Securities, Inc. Until May 2015, Mr. Baughn also served as the Chief Executive Officer of our Dealer Manager. Mr. Baughn has also been a member of the management board of the Core Fund since 2003. During his tenure at Hines, he has contributed to the development or redevelopment of over 9 million square feet of office and special use facilities in the southwestern United States. He graduated from the New York State College of Ceramics at Alfred University with a B.A. and received his M.B.A. from the University of Colorado. Mr. Baughn holds Series 7, 24 and 63 securities licenses.

We believe that Mr. Baughn’s experience in the commercial real estate industry during his more than 33 year career with Hines, including his familiarity with Hines’ financial and investment policies, qualifies him to serve on our board of directors.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Jack L. Farley	53	2009
Mr. Farley has served as an independent director since June 2009. Mr. Farley has served as the President and Chief Executive Officer of Apex Compressed Air Energy Storage LLC, since January 2011, the year the company was launched in order to develop, build, operate, and commercialize utility-scale compressed air energy storage assets. Prior to that he co-founded Liberty Green Renewables, LLC in June 2008 to pursue development, construction and operation of biomass-to-electricity generation projects in the Midwest and Southeast US. From 2003 to February 2008, Mr. Farley was Senior Vice President of Cinergy Corp., where he was responsible for the Power Trading and Marketing group. During his tenure, the group had approximately $30 billion of annual physical power sales and ranked in the top 15 in the US. Cinergy Corp. merged with Duke Energy (NYSE: DUK) in 2006. In October 2007, Fortis NV acquired Duke’s trading operations as a strategic enhancement to its nascent US banking activities. Prior to joining Cinergy/Duke, Mr. Farley was President of the West Region at Reliant Resources, Inc., where he managed a $1.1 billion portfolio of power generation assets, and was responsible for the development and construction of two combined-cycle gas turbine projects with a total investment of approximately $750 million.

We believe that Mr. Farley’s extensive leadership experience and understanding of the requirements of managing a public company, acquired during his tenure at Cinergy Corp. and Duke Energy qualify him to serve on our board of directors. This experience along with Mr. Farley’s M.B.A. from The Wharton School and his involvement in the preparation of earnings statements and the compliance process for Sarbanes-Oxley requirements of public companies enable him to provide valuable insight to our board of directors and our Audit Committee, for which he serves as Chairman.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Thomas L. Mitchell	57	2009
Mr. Mitchell has served as an independent director since June 2009. Mr. Mitchell served as the Executive Vice President and Chief Financial Officer of Devon Energy Corporation (NYSE:DVN) from February 2014 to April 2017. Prior to February 2014, he served as the Executive Vice President and Chief Financial Officer of Midstates Petroleum Company, Inc. (NYSE: MPO), formerly Midstates Petroleum Company LLC, an exploration and production company, since 2011, and member of the Midstates board of directors from 2012 until January 2014. From 2006 to 2011, he was the Senior Vice President, Chief Financial Officer, Treasurer and Controller of Noble Corporation (NYSE: NE), a publicly-held offshore drilling contractor for the oil and gas industry. From 1997 to November 2006, Mr. Mitchell served as Vice President and Controller of Apache Corporation (NYSE, NASDAQ: APA), a publicly-held oil and gas exploration, development and production company. From 1996 to 1997, he served as Chief Accounting Officer and Controller of Apache, and from 1989 to 1996 he served Apache in various positions. Prior to joining Apache, Mr. Mitchell spent seven years at Arthur Andersen & Co., an independent public accounting firm, where he practiced as a Certified Public Accountant (currently inactive), managing clients in the oil and gas, banking, manufacturing and government contracting industries. Mr. Mitchell graduated with honors from Bob Jones University with a B.S. in Accounting.

We believe Mr. Mitchell’s significant leadership experience at four public companies qualifies him to serve on our board of directors. In addition, through his previous experience in public accounting, Mr. Mitchell is able to provide valuable insight with respect to financial reporting processes and our system of internal controls.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
John S. Moody	69	2009
Mr. Moody has served as an independent director since June 2009. Mr. Moody has been President of Parkside Capital, LLC in Houston since January 2006. Parkside Capital, LLC is the general partner and manager of Parkside Capital Land Fund, LTD., a Texas real estate private equity firm which invests in raw land in high growth markets in Texas. From January 2004 to December 2005, Mr. Moody was the President and Chief Executive Officer of HRO Asset Management, LLC, a real estate advisory business headquartered in New York City, where he oversaw the acquisition of $850 million of real estate assets. From September 2001 to December 2003, he was the President of Marsh & McLennan Real Estate Advisors, Inc., where he developed the real estate strategy for the Marsh & McLennan Companies, including directing the execution of all real estate leases, projects and transactions. Mr. Moody was also the President and Chief Executive Officer of Cornerstone Properties, Inc., a publicly-held equity REIT which acquired, developed and operated large scale Class A office buildings in major metropolitan markets throughout the U.S. During his tenure at Cornerstone, assets grew from $500 million to $4.8 billion. From 1991 to 1995, Mr. Moody was the President and Chief Executive Officer of Deutsche Bank Realty Advisors, Inc., where he oversaw a $2 billion equity and debt portfolio. Mr. Moody has been a member of the Board of Directors of Huron Consulting Group (NASDAQ: HURN), a publicly-held integrated strategic services provider since October 2005. Since September 2006, he has been a member of the Board of Directors of Potlatch Corporation (NYSE: PCH), a publicly-held REIT with approximately 1.6 million acres of forestland. He became the Vice Chairman of the Board of Directors of Potlatch in January 2009. Mr. Moody also has served as the Chairman of the board of directors of Four Corners Property Trust Inc. (NYSE: FCPT) since November 2015. Mr. Moody was a member of the Board of Directors and Chairman of the Compensation Committee of CRIIMI MAE, Inc., a publicly-held REIT, from January 2004 to January 2006. He was also a member of the Board of Directors and Chairman of the Compensation Committee of Keystone Property Trust, a publicly-held REIT, from 2001 to 2004. Mr. Moody graduated from Stanford University with a B.S. and received his J.D. with honors from the University of Texas.

We believe that Mr. Moody’s significant experience in the commercial real estate industry qualifies him to serve as one of our directors. Drawing on this experience, Mr. Moody is able to provide valuable insight regarding our investment strategies, internal controls and financial risk exposures. In addition, through his experience serving on the boards of several public companies, Mr. Moody is well-versed in the requirements of serving on a public company board.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Peter Shaper	52	2009
Mr. Shaper has served as an independent director since June 2009. He has served as a director and member of the audit committee of HMS Income Fund, Inc. ("HMS") since May 2012. Mr. Shaper also has served as the Chairman and Chief Executive Officer of Greenwell Energy Solutions, an independent specialty chemical supplier to the upstream oil and gas industry, since 2012. Additionally, he is a founding partner of Genesis Park LP, a Houston-based private equity firm which was founded in 2000 and primarily focuses on buyouts, partnering strategies with public corporations and growth financing bringing each company capital, commercial execution capabilities and a depth of experience in mergers and acquisitions. Mr. Shaper also was the Chief Executive Officer of Harris CapRock Communications, Inc., a global provider of broadband communications to remote locations via satellite with revenues of over $300 million from 2002 through June 2011, when he resigned. From 1998 to 2000, Mr. Shaper was the president of Donnelley Marketing, a Division of First Data Corporation, where he was directly responsible for the turnaround and eventual sale of the $100 million revenue database marketing company to a strategic buyer. In 1996, Mr. Shaper helped found the Information Management Group, or IMG, as its Executive Vice President of Operations and Chief Financial Officer. IMG grew to over $600 million in revenue during Mr. Shaper’s tenure. Prior to joining IMG, Mr. Shaper was with a Dallas-based private equity firm, where he was responsible for investments in numerous technology-oriented companies, as well as assisting those companies with developing long-term strategies and financial structures. Mr. Shaper also has several years’ experience with the international consulting firm McKinsey & Company. Mr. Shaper graduated from Stanford University with a B.S. in industrial engineering and received his M.B.A. from Harvard Business School.

We believe Mr. Shaper’s significant experience as a senior executive officer of sophisticated companies such as Greenwell Energy Solutions, Harris CapRock Communications, Genesis Park and Donnelley Marketing/First Data, as well as his experience founding and leading IMG, qualify him to serve on our board of directors.

As of the date of this report, our executive officers, their ages and their experiences are as follows:

Name and Title	Age	Experience
Sherri W. Schugart, President and Chief Executive Officer	52
Ms. Schugart joined Hines in 1995. In February 2016, Ms. Schugart was appointed as a member of Hines’ Executive Committee. Ms. Schugart has served as President and Chief Executive Officer for us and for the general partner of our Advisor since March 2013. Ms. Schugart has also served as President and Chief Executive Officer for Hines REIT, the general partner of HALP and the Core Fund, since March 2013. Ms. Schugart has also served as President and Chief Executive Officer for Hines Global Income Trust and the general partner of HGRIIALP since August 2013. Also since March 2013, Ms. Schugart has served as the President and Chief Executive Officer of HMS and HMS Adviser GP LLC (the “HMS GP”), the general partner of the adviser to HMS. Additionally, in February 2014, Ms. Schugart was appointed as the Chairperson of the board of directors of HMS. HMS is a public specialty finance company sponsored by Hines, which was formed in 2011 and intends to make debt and equity investments in companies with revenues generally between $10 million and $3 billion that operate in diverse industries. Prior to March 2013, Ms. Schugart had served as the Chief Operating Officer for us and the general partner of our Advisor and as the Chief Operating Officer of Hines REIT, the general partner of HALP and the Core Fund since November 2011. In these roles, Ms. Schugart was responsible for the execution of each entity’s business plan and oversight of day-to-day business operations, including issues related to portfolio strategy, asset management and all other operational and financial matters of each entity. Ms. Schugart also served as Chief Financial Officer for us and the general partner of our Advisor from inception in December 2008 through October 2011. Ms. Schugart also served as the Chief Financial Officer for Hines REIT and the general partner of HALP from August 2003 through October 2011 and as the Chief Financial Officer of the Core Fund from July 2004 through October 2011. In these roles, her responsibilities included oversight of financial and portfolio management, equity and debt financing activities, investor relations, accounting, financial reporting, compliance and administrative functions in the U.S. and internationally. She has also been a Senior Managing Director of the general partner of Hines since October 2007 and has served as a director of the Dealer Manager since August 2003. Prior to holding these positions, she was a Vice President in Hines Capital Markets Group raising equity and debt financing for various Hines investment vehicles in the U.S. and internationally. Ms. Schugart has been responsible for arranging and managing more than $10 billion in equity and debt for Hines’ public and private investment funds. Prior to joining Hines, Ms. Schugart spent eight years with Arthur Andersen LLP, where she served both public and private clients in the real estate, construction, finance and banking industries. She holds a Bachelor of Business Administration degree in Accounting from Southwest Texas State University.

Name and Title	Age	Experience
Ryan T. Sims, Chief Financial Officer and Secretary	46
Mr. Sims joined Hines in August 2003. Since November 2011, Mr. Sims has served as the Chief Financial Officer and Secretary for us and the general partner of our Advisor. Since November 2011, Mr. Sims has also served as the Chief Financial Officer and Secretary of Hines REIT, the general partner of HALP and the Core Fund. Also since 2011, Mr. Sims has served as the Chief Financial Officer and Secretary of HMS and of the general partner of the adviser to HMS. Since August 2013, Mr. Sims has served as the Chief Financial Officer and Secretary of Hines Global Income Trust and the general partner of HGRIIALP. In these roles, Mr. Sims is responsible for the oversight of financial operations, equity and debt financing activities, investor relations, accounting, financial reporting, tax, legal, compliance and administrative functions in the U.S. and internationally. From December 2008 until November 2011, Mr. Sims served as the Chief Accounting Officer for us and the general partner of our Advisor. From April 2008 until November 2011, Mr. Sims also served as the Chief Accounting Officer of Hines REIT, the general partner of HALP and the Core Fund. In these roles, he was responsible for the oversight of the accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. He was also responsible for establishing the companies’ accounting policies and ensuring compliance with those policies in the U.S. and internationally. He has also previously served as a Senior Controller for Hines REIT and the general partner of its advisor from August 2003 to April 2008 and the Core Fund from July 2004 to April 2008. Prior to joining Hines, Mr. Sims was a manager in the audit practice of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a Bachelor of Business Administration degree in Accounting from Baylor University and is a certified public accountant.

David L. Steinbach, Chief Investment Officer	41
Mr. Steinbach joined Hines in 1999. Mr. Steinbach has served as the Chief Investment Officer for us and the general partner of our Advisor since July 2014.  Mr. Steinbach has also served as the Chief Investment Officer for Hines Global Income Trust and the general partner of HGRIIALP since July 2014. In these roles, he is responsible for management of the real estate acquisition program in the U.S. and internationally.  He has served as a Managing Director of the general partner of Hines since February 2011.  He has been responsible for the acquisition of over $4 billion in assets for various Hines affiliates in the U.S. and internationally.  Prior to this role he served in various roles in which he was responsible for acquisitions, asset management and property dispositions on behalf of Hines REIT, Hines Global Income Trust and the Core Fund, both in the U.S. and internationally.  He graduated from Texas A&M University with a Bachelors and Masters in Business Administration.

Name and Title	Age	Experience
Kevin L. McMeans, Asset Management Officer	53
Mr. McMeans joined Hines in 1992. Since December 2008, Mr. McMeans has served as the Asset Management Officer for us and the general partner of our Advisor. Mr. McMeans has also served as the Asset Management Officer of Hines REIT and the general partner of HALP since April 2008. Mr. McMeans also has served as Asset Management Officer for Hines Global Income Trust and the general partner of HGRIIALP since August 2013. He also has served as the Asset Management Officer of the Core Fund since January 2005. Since February 2015, he has served as the Senior Managing Director of Investment Management of the general partner of Hines. Prior to February 2015, he also served as a Managing Director of Investment Management of the general partner of Hines. In these roles, he is responsible for overseeing the management of the various investment properties owned by each of the funds in the U.S. and internationally. He previously served as the Chief Financial Officer of Hines Corporate Properties, an investment venture established by Hines with a major U.S. pension fund, from 2001 through June 2004. In this role, Mr. McMeans was responsible for negotiating and closing debt financings, underwriting and evaluating new investments, negotiating and closing sale transactions and overseeing the administrative and financial reporting requirements of the venture and its investors. Before joining Hines, Mr. McMeans spent four and a half years at Deloitte & Touche LLP in the audit department. He graduated from Texas A&M University with a B.S. in Computer Science.

J. Shea Morgenroth, Chief Accounting Officer and Treasurer	42
Mr. Morgenroth joined Hines in October 2003. Since November 2011, Mr. Morgenroth has served as the Chief Accounting Officer and Treasurer for us and the general partner of our Advisor. Mr. Morgenroth has also served as Chief Accounting Officer and Treasurer of Hines REIT and the general partner of HALP since November 2011. Mr. Morgenroth has also served as Chief Accounting Officer and Treasurer for Hines Global Income Trust and the general partner of HGRIIALP since August 2013. In these roles, Mr. Morgenroth is responsible for the oversight of the treasury, accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. Prior to his appointment, Mr. Morgenroth served as a Senior Controller for us and the general partner of our Advisor from December 2008 until November 2011 and for Hines REIT and the general partner of HALP from January 2008 until November 2011 and as a Controller for Hines REIT and HALP from October 2003 to January 2008. In these roles, he was responsible for the management of the accounting, financial reporting and SEC reporting functions. Prior to joining Hines, Mr. Morgenroth was a manager in the audit practice of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a Bachelor of Business Administration degree in Accounting from Texas A&M University and is a certified public accountant.

Audit Committee

Our board of directors has determined that each member of our Audit Committee is independent within the meaning of the applicable requirements set forth in or promulgated under the Exchange Act, as well as in the NYSE rules. In addition, our board of directors has determined that Jack L. Farley is an “audit committee financial expert” within the meaning of the applicable rules promulgated by the SEC. Unless otherwise determined by the board of directors, no member of the committee may serve as a member of the Audit Committee of more than two other public companies.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which is applicable to our directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions, whether acting in their capacities as our officers or in their capacities as officers of our Advisor or its general partner. The Code of Business Conduct and Ethics covers topics including conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations. Our Code of Business Conduct and Ethics is available, free of charge, on the Corporate Governance section of our website, www.hinessecurities.com/reits/hines-global-reit/corporate-governance/. You may also obtain a copy of this code by writing to: Hines Global REIT Investor Relations, 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Waivers from our Code of Business Conduct and Ethics are discouraged, but any waivers from the Code of Business Conduct and Ethics that relate to any executive officer or director must be approved by our Nominating and Corporate Governance Committee and will be posted on our website at www.hinessecurities.com/reits/hines-global-reit/corporate-governance/ within four business days of any such waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers to file initial reports of ownership, reports of changes in ownership and annual reports of ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16 forms that they file with the SEC. To our knowledge, there are no persons who beneficially own more than 10% of a registered class of our equity securities.

Based solely on our review of the copies of such forms received by us or written representations from certain reporting persons, we believe that in 2017 our directors and executive officers complied with all filing requirements under Section 16(a).

Item 11.  Executive Compensation

Director Compensation

Our Compensation Committee designs our director compensation with the goals of attracting and retaining highly qualified individuals to serve as independent directors and to fairly compensate them for their time and efforts. Because of our unique attributes as an externally-managed REIT, service as an independent director on our board requires a substantial time commitment. The Compensation Committee balances these considerations with the principles that our independent director compensation program should be transparent and, in part, should align directors’ interests with those of our stockholders.

The following table sets forth information regarding compensation paid to or earned by our directors during 2017.

2017 Director Compensation

Name	Fees Earned or Paid in Cash	Aggregate Stock Awards (1)(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Jack L. Farley	$118,429	$30,000	$—	$—	$—	$—	$148,429
Thomas L. Mitchell	$113,429	$30,000	$—	$—	$—	$—	$143,429
John S. Moody	$130,929	$30,000	$—	$—	$—	$—	$160,929
Peter Shaper	$107,429	$30,000	$—	$—	$—	$—	$137,429
Jeffery C. Hines, Colin P. Shepherd and Charles M. Baughn (3)	$—	$—	$—	$—	$—	$—	$—

(1)
Each of Messrs. Farley, Mitchell, Moody and Shaper received 2,991.027 restricted common shares upon his re-election to our board of directors following our 2017 annual meeting. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.

(2)
The value of common stock awards was calculated based on the estimated net asset value, or NAV of $10.03 per share as of December 31, 2016 which was the estimated NAV per share most recently determined by our board of directors prior to the September 5, 2017 grant date of the awards.

(3)	Messrs. Hines, Shepherd and Baughn, who are employees of Hines, receive no compensation for serving as members of our board of directors.

We paid our independent directors an annual fee of $40,000, and a fee of $2,000 for each meeting of the board (or any committee thereof) attended in person for the period from January 1, 2017 through September 4, 2017. Effective as of September 5, 2017, the annual fee to be paid to our independent directors increased to $50,000, and for the period from September 5, 2017 through December 31, 2017, we paid the annual fees to our independent directors at this new rate on a pro rata basis. We paid each of our independent directors a fee of $750 for each board or committee meeting attended via teleconference, regardless of its length. In the event that a committee meeting was held on the same day as a meeting of our board of directors, each independent director received $1,500 for each committee meeting attended in person on such day.

We paid the following annual retainers to the Chairpersons of our board committees for 2017:

•	$7,500 to the Chairperson of the Conflicts Committee;

•	$10,000 to the Chairperson of the Audit Committee;

•	$5,000 to the Chairperson of the Compensation Committee; and

•	$5,000 to the Chairperson of the Nominating and Corporate Governance Committee.

In addition to the annual retainers, we paid monthly retainers to the members of the Conflicts Committee for the three months ended March 31, 2017, of $7,500 to the Chairperson of the Conflicts Committee and $5,000 to the other members of the Conflicts Committee. The board discontinued the additional monthly retainers, effective April 1, 2017.

All directors are reimbursed by us for reasonable out-of-pocket expenses incurred in connection with attendance at board or committee meetings.

For the year ended December 31, 2016, each independent director reelected to the board (whether through a stockholder meeting or by directors to fill a vacancy on the board) was granted $25,000 in restricted shares on or about the date of election or reelection. Effective as of September 5, 2017, the amount of restricted shares to be granted to each independent director who is elected or reelected to the board increased to $30,000. These restricted shares will fully vest on the earlier to occur of: (i) the first anniversary of the applicable grant date, subject to the independent director serving continuously as an independent director through and until the first anniversary of the applicable grant date; (ii) the termination of service as an independent director due to the independent director’s death or disability; or (iii) a change in control of the Company, subject to the independent director serving continuously through and until the date of the change in control of the Company.

Executive Compensation

We have no employees. Our day-to-day management functions are performed by our Advisor and its affiliates. All of our executive officers are employed by and receive compensation from our Advisor or its affiliates, for all of their services to the Hines organization, including their service as our executive officers. The compensation received by our executive officers is not paid or determined by us, but rather by our Advisor or affiliates of our Advisor based on all the services provided by these individuals to the Hines organization, including us. As a result, we do not have and our compensation committee has not considered, a compensation policy or program for our executive officers and have not included a “Compensation Discussion and Analysis,” or “Compensation Committee Report” in this Annual Report on Form 10-K. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a discussion of fees and expenses payable to our Advisor and its affiliates.

Compensation Committee Interlocks and Insider Participation

During 2017, our Compensation Committee consisted of Messrs. Farley, Mitchell, Moody and Shaper, our four independent directors. None of our executive officers served as a director or member of the compensation committee of an entity whose executive officers included a member of our board of directors or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 Ownership

The following table shows, as of March 1, 2018, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of our outstanding common shares, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the owner of such shares has the sole voting and investment power with respect thereto.

		Common Shares Beneficially Owned		(2)
Name of Beneficial Owner (1)	Position	Number of Common Shares	Percentage of Class
Jeffrey C. Hines	Chairman of the Board of Directors	1,111	* (3) (4)
Colin P. Shepherd	Director	—	—
Charles M. Baughn	Director	8,765	*
Jack L. Farley	Independent Director	8,804	*
Thomas L. Mitchell	Independent Director	8,081	*
John S. Moody	Independent Director	8,081	*
Peter Shaper	Independent Director	8,081	*
Sherri W. Schugart	President and Chief Executive Officer	2,222	*
Ryan T. Sims	Chief Financial Officer and Secretary	1,667	*
David L. Steinbach	Chief Investment Officer	—	—
Kevin L. McMeans	Asset Management Officer	1,667	*
J. Shea Morgenroth	Chief Accounting Officer and Treasurer	1,667	*
All directors and executive officers as a group		50,146	*

*    Amount represents less than 1%

(1)	The address of each person listed is c/o Hines Global REIT, Inc., 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6618.

(2)
For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person is deemed to have “beneficial ownership” of shares of our stock that the person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of the Company’s stock held by each person or group of persons named in the table, any shares that such person or persons have the right to acquire within 60 days of March 1, 2018 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other persons.

(3)
Includes 1,111.111 common shares owned directly by Hines Global REIT Investor Limited Partnership. Mr. Hines is deemed to be the beneficial owner of the shares owned by Hines Global REIT Investor Limited Partnership.

(4)
This amount does not include the (i) 21,111.111 partnership interests (the “OP Units”) in Hines Global REIT Properties LP (the “Operating Partnership”) and (ii) the special partnership interests (the “Special OP Units”) of the Operating Partnership owned by Hines Global REIT Associates Limited Partnership. Limited partners in the Operating Partnership may request repurchase of their OP Units for cash or, at our option, common shares on a one-for-one basis, beginning one year after such OP Units were issued. The holder of the Special OP Units is entitled to distributions from the Operating Partnership under certain circumstances. In addition, under the Advisory Agreement, if we are not advised by an entity affiliated with Hines, Hines or its affiliates may cause the Operating Partnership to purchase some or all of the Special OP Units or any other OP Units then held by such entities for cash (or in certain cases, a promissory note) or our shares as determined by the seller. Mr. Hines and Gerald D. Hines indirectly own and/or control Hines Global REIT Associates Limited Partnership.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Our Advisor

We do not have employees. Subject to the supervision of our board of directors, our day-to-day operations are conducted by our Advisor in accordance with the Advisory Agreement. Our Advisor is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, the Chairman of our board of directors, Jeffrey C. Hines, and his father, Gerald D. Hines. All of our executive officers are employed by, and all of our executive officers actively participate in, the management of our Advisor and its affiliates. Jeffrey C. Hines serves as the Chairman of the Managers of the general partner of our Advisor and Charles M. Baughn serves as a Manager of the general partner of our Advisor.

Our executive officers have control and primary responsibility for the management decisions of our Advisor, including the selection of investment properties to be recommended to our board of directors, the negotiations for these investments, and the property management and leasing of properties we acquire directly. The Advisory Agreement was renewed as of December 27, 2017 and has a term ending December 31, 2018 that may be renewed for an unlimited number of successive periods (up to one year at a time) upon the mutual consent of the parties. Renewals of the agreement must be approved by the Conflicts Committee. The Advisory Agreement may be terminated:

•
immediately by us (i) in the event our Advisor commits fraud, criminal conduct, willful misconduct or negligent breach of fiduciary duty, (ii) upon the bankruptcy of our Advisor or its involvement in similar insolvency proceedings or (iii) in the event of a material breach of the Advisory Agreement by our Advisor that remains uncured after 10 days’ written notice;

•	without cause or penalty by us or by our Advisor upon 60 days’ written notice; or

•
immediately by our Advisor upon our bankruptcy or involvement in similar insolvency proceedings or any material breach of the Advisory Agreement by us that remains uncured after 10 days’ written notice.

The Advisor and its affiliates receive compensation and are reimbursed for certain expenses in connection with services provided to us. These payments are summarized below. In the event the Advisory Agreement is terminated, our Advisor will be paid all earned, accrued and unpaid compensation and expense reimbursements within 30 days. Upon termination, we may also be obligated to purchase certain ownership interests owned by our Advisor or other affiliates of Hines under certain circumstances.

The following summarizes fees our Advisor earned under the Advisory Agreement during 2017:

•
Under the Advisory Agreement, we reimbursed our Advisor for all costs incurred by our Advisor or its affiliates in connection with our public offerings up to a limit (when combined with commissions and the Dealer Manager fee paid in connection with the offering of primary shares) of 15% of aggregate gross proceeds. Such costs consist of, among other costs, expenses of the Company’s organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. During 2014, we were engaged in our second public offering through April 2014 and thereafter, we continued to offer shares pursuant to our distribution reinvestment plan. We incurred approximately $61,000 for the year ended December 31, 2017 as reimbursement to our Advisor or its affiliates for issuer costs they incurred as a result of our public offerings.

•
Under the Advisory Agreement we pay our Advisor an acquisition fee in connection with investments we make equal to 0.50% of (i) the purchase price of real estate investments we acquire directly, including any debt attributable to such investments or the principal amounts of any loans originated directly by us, or (ii) when we invest indirectly through another entity, our pro rata share of the gross asset value of real estate investments held by the entity through which we invest. Under the Advisory Agreement, we also reimburse our Advisor for certain acquisition expenses incurred in connection with the purchase of real estate investments. Our Advisor did not earn any acquisition fees during the year ended December 31, 2017. For the year ended December 31, 2017, we incurred $127,000 as reimbursement to our advisor for acquisition expenses our Advisor incurred on our behalf

•
Under the Advisory Agreement, we pay our Advisor a monthly asset management fee equal to 0.125% of the net equity capital we have invested in real estate investments at the end of each month. The Advisor earned $37.9 million in asset management fees during the year ended December 31, 2017.

•
Under the Advisory Agreement, we pay our Advisor a disposition fee equal to 1.0% of (i) the sales price of any real estate investments sold, held directly by us, or (ii) when we hold investments indirectly through another entity, our pro rata share of the sales price of the real estate investment sold by that entity. The Advisor earned $8.2 million in disposition fees during the year ended December 31, 2017 related to the sale of 6 of our properties.

•
Likewise, under the Advisory Agreement, we may reimburse our Advisor and its affiliates for certain expenses they incur in connection with administrative and operating services they provide to us. Under our charter, we may not make reimbursements for administrative and operating expenses during any four consecutive fiscal quarters in excess of the greater of (i) 2.0% of our average invested assets or (ii) 25.0% of our net income. If our reimbursements to our Advisor for administrative and operating expenses exceed this limit, our Advisor will be required to disclose such fact to stockholders and may be required to refund such excess. In 2017, these limits were not exceeded. In 2017, our Advisor incurred $7.3 million in expenses, such as general and administrative expenses, on our behalf, which were reimbursed by the Company. See “Hines - Property Management Agreements” below for additional information concerning expense reimbursements to Hines.

We also agreed to indemnify our Advisor against losses it incurs in connection with its performance of its obligations under the Advisory Agreement, subject to terms and conditions in the Advisory Agreement.

Hines Global REIT Associates Limited Partnership, an affiliate of Hines, as the holder of the Special OP Units in the Operating Partnership, will be entitled to receive distributions from the Operating Partnership in an amount equal to 15% of distributions, including from sales of real estate investments, refinancings and other sources, but only after our stockholders have received (or are deemed to have received), in the aggregate, cumulative distributions equal to their invested capital plus an 8.0% cumulative, non-compounded annual pre-tax return on such invested capital. The Special OP Units may be converted into OP Units that, at the election of the holder, will be repurchased for cash (or, in the case of (iii) below, a promissory note) or our shares, following: (i) the listing of our common stock on a national securities exchange, or (ii) a merger, consolidation or sale of substantially all of our assets or any similar transaction or any transaction pursuant to which a majority of our board of directors then in office are replaced or removed or (iii) the occurrence of certain events that result in the termination or non-renewal of the Advisory Agreement.

Hines

Property Management Agreements

Hines or its affiliates manage some of the properties in which we invest. When we acquire properties directly, we expect that we will pay Hines property management fees, leasing fees, tenant construction fees and other fees customarily paid to a property manager. Hines is wholly-owned by Jeffrey C. Hines and his father, Gerald D. Hines.

During the year ended December 31, 2017, Hines earned the following amounts pursuant to property management agreements under which Hines manages some of our properties:

•	$7.2 million in property management fees;

•	$2.7 million in leasing commissions; and

•
$11.1 million, for all costs Hines incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreements.

WaterWall Place

In December 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines One WaterWall Holdings LP (the “WaterWall Place JV”), a Delaware limited liability company, for the purpose of developing a residential/living project in Houston, Texas. An affiliate of Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the limited partner. Hines owns a 7% interest in the joint venture and we own the remaining 93% interest through our subsidiary. In addition, subject to certain return thresholds being achieved, the WaterWall Place JV agreement provides that Hines may receive certain incentive distributions in the event the residential/living project is liquidated. Hines did not receive any incentive distributions as of December 31, 2017.

The Aviva Coral Gables JV

In July 2012, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines Ponce & Bird Holdings LP, a Delaware limited liability company, for the purpose of developing a residential/living project in Miami, Florida. Hines served as the initial general partner and as the development partner and the subsidiary of the Operating Partnership was the initial limited partner. Hines owned a 17% interest in the joint venture and we owned the remaining 83% interest through our subsidiary. As compensation for providing development management services, Hines was paid a fee equal to 4% of the development project costs. In addition, subject to certain return thresholds being achieved, the Aviva Coral Gables JV agreement provided that Hines may receive certain incentive distributions in the event the residential/living project was liquidated. The project was completed in April 2015. Hines received total distributions of $21.0 million from the Aviva Coral Gables JV in June 2017, which included a return of capital, preferred return distributions, and incentive distributions based on the return thresholds set forth in the Aviva Coral Gables JV agreement having been achieved.  These distributions represented 37.3% of the total distributions made by the Aviva Coral Gables JV from the sale of the property.

@1377

In November 2011, a wholly-owned subsidiary of the Operating Partnership entered into a loan agreement with an affiliate of Hines to provide pre-construction financing for the development of a residential/living project in Atlanta, Georgia referred to as @1377. The project was completed in 2014 and sold on June 24, 2016. Subsequent to the initial loan being repaid, we provided a preferred equity investment in the project of $3.6 million, representing a 51.7% ownership interest in the project. @1377 was financed with a $23.3 million secured loan made by Cadence Bank, N.A., which was solely guaranteed by our joint venture partner, and a $3.2 million mezzanine loan commitment plus accrued interest made by us. The borrower repaid the outstanding principal balance of the loan upon the sale of the property. In addition, subject to certain return thresholds being achieved, the @1377 partnership agreement provided that Hines would receive certain incentive distributions.  In connection with the sale of @1377, Hines received total distributions of $15.7 million from the @1377 partnership in June 2016, which included a return of capital, preferred return distributions, and incentive distributions based on the return thresholds set forth in the @1377 partnership agreement having been achieved.  These distributions represented 58% of the total distributions from the @1377 partnership.

Ownership Interests

The Operating Partnership

We are the sole general partner of the Operating Partnership and owned a 99.99% interest in the Operating Partnership at December 31, 2017. Hines Global REIT Associates Limited Partnership, an affiliate of Jeffrey C. Hines, owned a 0.01% interest in the Operating Partnership at December 31, 2017. An affiliate of Jeffrey C. Hines also owns 1,111.111 shares of our common stock.

Policies and Procedures for Review of Related Party Transactions

Potential conflicts of interest exist among us, Hines, our Advisor and other affiliates of Hines in relation to our existing agreements and how we will operate. Currently, four of our seven directors are independent directors, and each of our independent directors serves on the Conflicts Committee of our board of directors. The Conflicts Committee reviews and approves all matters that our board of directors believes may involve conflicts of interest.

To reduce the effect on us of potential conflicts of interest described above, the Advisory Agreement and our charter include a number of restrictions relating to transactions we enter into with Hines and its affiliates. These restrictions include, among others, the following:

•
We will not accept goods or services from Hines or its affiliates unless a majority of our directors (including a majority of our independent directors) approves the transaction related thereto as fair and reasonable to us and on terms and conditions not less favorable than terms that would be available from unaffiliated third parties.

•
We will not purchase or lease a property in which Hines or its affiliates has an interest without a determination by a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us and at a price no greater than the cost to Hines or such affiliate for the property, unless:

•	there is substantial justification for any amount in excess of the cost to Hines;

•	our disinterested directors determine the excess to be reasonable; and

•	appropriate disclosure is made to the disinterested directors with respect to the transaction.

•
The fair market value of any asset we acquire from Hines or one of its affiliates will be determined by an independent expert selected by our independent directors. We generally will not acquire property from Hines or its affiliates at a price that exceeds the appraised value of the property. The only exception will be in the case of a development, redevelopment or refurbishment project that we agree to acquire prior to completion of the project, when the appraised value will be based upon the completed value of the project. We will not sell or lease a property to Hines or its affiliates or to our directors unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction determines the transaction to be fair and reasonable to us.

•
We will not enter into joint ventures with affiliates of Hines unless a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approves the transaction as being fair and reasonable to us and determines that our investment is on terms substantially similar to the terms of third parties making comparable investments.

•
We will not make any loan to Hines, its affiliates or to our directors, except in the case of loans to our subsidiaries and mortgage loans for property appraised by an independent expert. Any such loans must be approved by a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction as fair, competitive and commercially reasonable, and on terms no less favorable to us than loans between unaffiliated parties in the same circumstance.

•
Hines and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner, subject to the limitation on reimbursement of operating expenses to the extent that they exceed the greater of 2% of our average invested assets or 25% of our net income.

The Conflicts Committee also must review and approve any transaction between us and our affiliates, on the one hand, and any director (including any independent director) or the director’s affiliates or related persons on the other hand. All related party transactions must be approved by a majority of the disinterested members of the board of directors.

Director Independence

Our board of directors has determined that each of our independent directors is independent within the meaning of the applicable (i) provisions set forth in our Charter, and (ii) requirements set forth in the Exchange Act and the applicable SEC rules, and (iii) although our shares are not listed on the New York Stock Exchange (the “NYSE”), under the independence rules set forth in the NYSE Listed Company Manual. Our board of directors follows the NYSE rules governing independence as part of its policy of maintaining strong corporate governance practices. To be considered independent under the NYSE rules, the board of directors must determine that a director does not have a material relationship with us and/or our consolidated subsidiaries (either directly or as a partner, stockholder or officer of an organization that has a relationship with any of those entities, including Hines and its affiliates). Under the NYSE rules, a director will not be independent if:

•	the director was employed by us within the last three years;

•	an immediate family member of the director was employed by us as an executive officer within the last three years;

•
the director, or an immediate family member of the director, received more than $120,000 during any 12-month period within the last three years in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

•
the director is a current partner or employee of a firm that is our internal or external auditor, the director has an immediate family member who is a current partner of such a firm, the director has an immediate family member who is a current employee of such a firm and personally works on our audit, or the director or an immediate family member was within the last three years a partner or employee of such a firm and personally worked on our audit within that time;

•
the director or an immediate family member is, or has been with the last three years, employed as an executive officer of another company where any of our present executive officers at the same time serves or served on that company’s compensation committee; or

•
the director was an executive officer or an employee (or an immediate family member of the director was an executive officer) of a company that makes payments to, or receives payments from, us for property or services in an amount which, in any of the last three fiscal years, exceeded the greater of $1,000,000 or 2% of such other company’s consolidated gross revenues.

Item 14.  Principal Accounting Fees and Services

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively “Deloitte & Touche”) serve as our principal accounting firm. Deloitte & Touche audited our financial statements for the years ended December 31, 2017 and 2016. Deloitte & Touche reports directly to our Audit Committee.

Fees

Deloitte & Touche’s aggregate fees billed to us for the fiscal years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Audit Fees:	$1,320,500	$1,253,500
Audit-Related Fees (1):	$—	$—
Tax Fees:	$—	$—
All Other Fees:	$—	$—
Total Fees:	$1,320,500	$1,253,500

(1) These fees primarily relate to internal control attestation consultations, accounting consultations and other attestation services.

Pre-approval Policies and Procedures

Our Audit Committee has adopted a pre-approval policy requiring the Audit Committee to pre-approve all audit and permissible non-audit services to be performed by Deloitte & Touche. In determining whether or not to pre-approve services, the Audit Committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC, and, if permissible, the potential effect of such services on the independence of Deloitte & Touche. All services performed for us in 2017 were pre-approved or ratified by our Audit Committee.

 PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global REIT, Inc.
Consolidated Financial Statements — as of December 31, 2017 and 2016 and for the Years Ended December 31, 2017, 2016 and 2015

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

(b) Exhibits

Reference is made to the Index beginning on page 111 for a list of all exhibits filed as a part of this report.

Hines Global REIT, Inc.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions (a)	Balance at the End of the Period
	(amounts in thousands)
Allowance for Doubtful Accounts as of December 31, 2017	$2,508	$1,542	$(256)	$3,794
Deferred Tax Asset Valuation Allowance as of December 31, 2017	$98	$8,809	$(7,518)	$1,389
Allowance for Doubtful Accounts as of December 31, 2016	$1,666	$1,091	$(249)	$2,508
Allowance for Doubtful Accounts as of December 31, 2015	$1,872	$558	$(764)	$1,666

(a)	Write-offs of accounts receivable previously reserved.

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2017

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2017
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)	Date of Construction	Date Acquired

FM Logistic	Moscow, Russia	—	5,320	51,588	56,908	(29,252)	2,573	25,083	27,656	(4,207)	1998 - 2004	April - 11
Gogolevsky 11	Moscow, Russia	—	—	85,126	85,126	(42,102)	—	43,024	43,024	(7,764)	1996	August - 11
250 Royall	Canton, Massachusetts	—	8,910	22,860	31,770	(10,695)	6,656	14,419	21,075	—	2005	September - 11
Campus at Marlborough	Marlborough, Massachusetts	—	23,790	54,230	78,020	2,142	23,310	56,852	80,162	(8,697)	1999	October - 11
9320 Excelsior	Hopkins, Minnesota	—	2,730	51,110	53,840	—	2,730	51,110	53,840	(7,684)	2010	December - 11
WaterWall Place	Houston, Texas	44,897	8,229	54,825	63,054	214	8,229	55,039	63,268	(6,064)	2012	December - 11
Poland Logistics Portfolio	Upper Silesia, Warsaw and Wroclaw, Poland	71,183	25,893	97,627	123,520	(5,554)	23,246	94,720	117,966	(17,625)	1995 - 2009	March - 12 & October - 12
100 Brookes St.	Brisbane, Australia	28,098	8,600	41,404	50,004	(11,378)	6,603	32,023	38,626	(4,359)	2008	July - 12
Minneapolis Retail Center	Minneapolis, Minnesota	65,500	30,792	78,711	109,503	19,672	30,792	98,383	129,175	(11,067)	1974	August - 12 & December - 12
550 Terry Francois	San Francisco, California	—	41,270	109,760	151,030	68	41,270	109,828	151,098	(14,632)	2002	August - 12
One Westferry Circus	London, England	64,757	—	48,874	48,874	(4,138)	—	44,736	44,736	(5,448)	1992	February - 13
465 Victoria	Sydney, Australia	41,528	26,566	48,788	75,354	(15,209)	20,245	39,900	60,145	(4,588)	1995	February - 13
Riverside Center	Boston, Massachusetts	—	45,888	125,014	170,902	440	45,888	125,454	171,342	(14,982)	2000	March - 13
New City	Warsaw, Poland	80,831	—	115,208	115,208	(7,772)	—	107,436	107,436	(8,424)	2010	March - 13
825 Ann	Brisbane, Australia	63,247	20,669	83,802	104,471	(25,394)	15,626	63,451	79,077	(7,401)	2013	April - 13
The Campus at Playa Vista	Los Angeles, California	150,000	41,160	125,567	166,727	79	41,160	125,646	166,806	(14,813)	2009-2010	May - 13
Perspective Defense	Paris, France	83,853	29,039	109,704	138,743	(9,026)	26,533	103,184	129,717	(11,785)	2007	June - 13
The Markets at Town Center	Jacksonville, Florida	—	52,130	76,067	128,197	18	52,130	76,085	128,215	(8,452)	2009	July - 13
The Avenue at Murfreesboro	Nashville, Tennessee	—	54,940	71,990	126,930	1,212	54,940	73,202	128,142	(7,916)	2007	August - 13
2300 Main	Irvine, California	—	3,570	27,940	31,510	24	3,570	27,964	31,534	(3,033)	2002	August - 13
Fiege Mega Centre	Erfurt, Germany	26,898	10,107	36,005	46,112	(5,551)	8,852	31,709	40,561	(3,329)	1995	October - 13
55 M Street	Washington, D.C.	—	24,810	85,277	110,087	678	24,810	85,955	110,765	(8,772)	2009	December - 13
The Rim	San Antonio, Texas	—	102,170	150,321	252,491	3,570	102,170	153,891	256,061	(12,174)	2006-2014	February - 14, April - 15, December - 15, & December - 16
25 Cabot Square	London, England	166,951	—	165,121	165,121	3,366	—	168,487	168,487	(12,805)	1991	March - 14
Simon Hegele Logistics	Forchheim, Germany	41,904	13,245	56,428	69,673	(5,285)	12,207	52,181	64,388	(4,356)	2012-2014	June - 14 & January - 15
818 Bourke	Melbourne, Australia	65,562	36,487	82,867	119,354	(13,340)	32,009	74,005	106,014	(5,908)	2008	October - 14
The Summit	Bellevue, Washington	170,000	68,090	217,974	286,064	4,369	68,090	222,343	290,433	(15,597)	2002, 2005	March - 15
Harder Logistics Portfolio	Nuremberg, Karlsdorf, and Duisburg, Germany	81,068	16,362	89,368	105,730	11,564	18,137	99,157	117,294	(5,885)	2003, 2010, 2015	April - 15 & December - 15
		$1,246,277	$700,767	$2,363,556	$3,064,323	$(137,280)	$671,776	$2,255,267	$2,927,043	$(237,767)

(a)	Assets consist of quality office, mixed-use and retail properties, industrial/distribution facilities and residential/living development.

(b)	Components of initial cost for properties acquired using a foreign currency were converted using the currency exchange rate as of the date of acquisition.

(c)	Includes the effect of changes in the exchange rate between the date of acquisition and December 31, 2017 for properties that are denominated in a foreign currency.

(d)	The aggregate cost for federal income tax purposes is $3.0 billion as of December 31, 2017.

(e)
Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings.

The changes in total real estate assets for the years ended December 31, (in thousands):

	2017	2016	2015
Gross real estate assets
Balance, beginning of period	$3,296,583	$3,468,188	$3,103,520
Additions during the period:
Acquisitions	—	34,396	479,628
Other additions	58,628	20,154	10,905
Disposals of fully-depreciated assets	(215)	(132)	(38)
Costs of real estate sold	(539,324)	(135,519)	(10,101)
Impairment losses	(10,731)	—	—
Effect of changes in foreign currency exchange rates	122,102	(90,504)	(115,726)
Balance, end of period	$2,927,043	$3,296,583	$3,468,188
Accumulated Depreciation
Balance, beginning of period	$(246,940)	$(200,311)	$(138,821)
Depreciation	(63,056)	(69,805)	(68,722)
Effect of changes in foreign currency exchange rates	(10,363)	8,562	6,184
Disposals of fully-depreciated assets	215	132	38
Impairment losses	3,607	—	—
Retirement or sales of assets	78,770	14,482	1,010
Balance, end of period	$(237,767)	$(246,940)	$(200,311)

Schedule IV — Mortgage Loans on Real Estate
December 31, 2017
(amounts in thousands)

Changes in mortgage loans on real estate are summarized below (in thousands):

	2017	2016	2015
Balance at beginning of period	$15,224	$55,408	$75,040
Additions during period:
New loans	—	—	—
Additional advances on existing loans	2,296	6,073	13,183
Interest income added to principal	—	694	754
Deductions during period:
Collection of principal	(7,178)	(46,951)	(33,569)
Sale of loan	(10,342)	—	—
Balance at close of period	$—	$15,224	$55,408

Item 16. Form 10-K Summary

None.

* * * * * *

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

10.1*	Form of Restricted Share Award Agreement
21.1*	List of Subsidiaries of Hines Global REIT, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm of Hines Global REIT, Inc. and subsidiaries, Deloitte & Touche LLP
31.1*	Certification
31.2*	Certification
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
99.5
Hines Global REIT Amended and Restated Share Redemption Program, effective as of December 31, 2017 (filed as Exhibit 99.1 to the Registrant’s Current Report on From 8-K on December 1, 2017 and incorporated by reference herein)

101*
The following materials from Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 30, 2018, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Statements of Equity, (iv) of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES GLOBAL REIT, INC. (registrant)

March 30, 2018	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2018.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 30, 2018
Jeffrey C. Hines

/s/ Sherri W. Schugart	President and Chief Executive Officer	March 30, 2018
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 30, 2018
Ryan T. Sims	(Principal Financial Officer)

/s/ J. Shea Morgenroth	Chief Accounting Officer and Treasurer	March 30, 2018
J. Shea Morgenroth	(Principal Accounting Officer)

/s/ Charles M. Baughn	Director	March 30, 2018
Charles M. Baughn

/s/ Jack L. Farley	Director	March 30, 2018
Jack L. Farley

/s/ Colin P. Shepherd	Director	March 30, 2018
Colin P. Shepherd

/s/ Thomas L. Mitchell	Director	March 30, 2018
Thomas L. Mitchell

/s/ John S. Moody	Director	March 30, 2018
John S. Moody

/s/ Peter Shaper	Director	March 30, 2018
Peter Shaper