Form 10-Q
period 2018-03-31
Hines Global REIT, Inc.
filed 2018-05-11
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 7, 2018, approximately 272.7 million shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2018	December 31, 2017
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$2,707,565	$2,689,276
Cash and cash equivalents	118,512	401,326
Restricted cash	24,496	16,884
Derivative instruments	—	1
Tenant and other receivables, net	71,745	73,341
Intangible lease assets, net	393,895	406,257
Deferred leasing costs, net	106,062	107,789
Deferred financing costs, net	1,005	1,225
Other assets	34,255	30,098
Total assets	$3,457,535	$3,726,197
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$87,950	$105,151
Due to affiliates	6,538	10,252
Intangible lease liabilities, net	65,612	69,566
Other liabilities	27,192	27,586
Distributions payable	14,795	303,131
Notes payable, net	1,932,175	1,834,953
Total liabilities	2,134,262	2,350,639

Commitments and contingencies (Note 10)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 273,109 and 274,255 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	273	274
Additional paid-in capital	2,461,395	2,471,004
Accumulated distributions in excess of earnings	(1,021,393)	(968,158)
Accumulated other comprehensive income (loss)	(119,258)	(128,869)
Total stockholders’ equity	1,321,017	1,374,251
Noncontrolling interests	2,256	1,307
Total equity	1,323,273	1,375,558
Total liabilities and equity	$3,457,535	$3,726,197

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2018 and 2017
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$79,892	$100,333
Other revenue	4,607	6,033
Total revenues	84,499	106,366
Expenses:
Property operating expenses	21,532	20,471
Real property taxes	10,355	12,641
Property management fees	1,767	2,192
Depreciation and amortization	33,998	37,609
Acquisition related expenses	—	60
Asset management and acquisition fees	8,859	9,366
General and administrative expenses	2,902	3,146
Total expenses	79,413	85,485
Income (loss) before other income (expenses) and benefit (provision) for income taxes	5,086	20,881
Other income (expenses):
Gain (loss) on derivative instruments	351	(12)
Gain on sale of real estate investments	19	85,188
Foreign currency gains (losses)	(1,220)	6,619
Interest expense	(14,999)	(14,684)
Other income (expenses)	263	102
Income (loss) before benefit (provision) for income taxes	(10,500)	98,094
Benefit (provision) for income taxes	317	848
Net income (loss)	(10,183)	98,942
Net (income) loss attributable to noncontrolling interests	3	(35,365)
Net income (loss) attributable to common stockholders	$(10,180)	$63,577
Basic and diluted income (loss) per common share	$(0.04)	$0.23
Distributions declared per common share	$0.16	$0.16
Weighted average number of common shares outstanding	273,352	277,638
Net comprehensive income (loss):
Net income (loss)	$(10,183)	$98,942
Other comprehensive income (loss):
Foreign currency translation adjustment	9,655	27,787
Net comprehensive income (loss)	(528)	126,729
Net comprehensive (income) loss attributable to noncontrolling interests	(41)	(38,669)
Net comprehensive income (loss) attributable to common stockholders	$(569)	$88,060

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2018 and 2017
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2018	274,255	$274	$2,471,004	$(968,158)	$(128,869)	$1,374,251	$1,307
Cumulative effect of accounting changes	—	—	—	1,365	—	1,365	898
Issuance of common shares	2,512	3	22,611	—	—	22,614	—
Contribution from noncontrolling interest	—	—	—	—	—	—	70
Distributions declared	—	—	—	(44,420)	—	(44,420)	(60)
Redemption of common shares	(3,658)	(4)	(32,191)	—	—	(32,195)	—
Issuer costs	—	—	(29)	—	—	(29)	—
Net income (loss)	—	—	—	(10,180)	—	(10,180)	(3)
Foreign currency translation adjustment	—	—	—	—	9,611	9,611	44
Balance as of March 31, 2018	273,109	$273	$2,461,395	$(1,021,393)	$(119,258)	$1,321,017	$2,256

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2017	277,331	$277	$2,507,186	$(821,500)	$(199,929)	$1,486,034	$22,201
Issuance of common shares	2,255	2	22,940	—	—	22,942	—
Contribution from noncontrolling interest	—	—	—	—	—	—	33
Distributions declared	—	—	—	(44,497)	—	(44,497)	(2,804)
Redemption of CPECs	—	—	—	—	—	—	(52,552)
Redemption of common shares	(1,998)	(1)	(27,261)	—	—	(27,262)	—
Issuer costs	—	—	(16)	—	—	(16)	—
Net income (loss)	—	—	—	63,577	—	63,577	35,365
Foreign currency translation adjustment	—	—	—	—	19,499	19,499	(19)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	4,984	4,984	3,323
Balance as of March 31, 2017	277,588	$278	$2,502,849	$(802,420)	$(175,446)	$1,525,261	$5,547

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2018 and 2017
(UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$(10,183)	$98,942
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	37,834	43,269
Foreign currency (gains) losses	1,220	(6,619)
(Gain) on the sale of real estate investments	(19)	(85,188)
(Gain) loss on derivative instruments	(351)	12
Changes in assets and liabilities:
Change in other assets	(3,351)	(5,431)
Change in tenant and other receivables	4,208	12,931
Change in deferred leasing costs	(3,869)	(17,578)
Change in accounts payable and accrued expenses	(21,780)	3,636
Change in other liabilities	(692)	(4,621)
Change in due to affiliates	(3,655)	(10,534)
Net cash (used in) from operating activities	(638)	28,819
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of real estate investments	—	299,242
Capital expenditures at operating properties and developments	(11,795)	(8,376)
Investments in real estate loans receivable	—	(158)
Proceeds from collection of real estate loans receivable	—	56
Net cash (used in) from investing activities	(11,795)	290,764
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from noncontrolling interest	70	—
Redemption of common shares	(32,904)	(19,855)
Payments of issuer costs	(47)	(18)
Distributions paid to stockholders and noncontrolling interests	(310,204)	(30,301)
Redemption of CPEC	—	(52,552)
Proceeds from notes payable	109,000	38,000
Payments on notes payable	(29,844)	(162,701)
Change in security deposit liability	(14)	(74)
Deferred financing costs paid	(9)	(163)
Net cash used in financing activities	(263,952)	(227,664)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,183	1,599
Net change in cash, cash equivalents, and restricted cash	(275,202)	93,518
Cash, cash equivalents, and restricted cash, beginning of period	418,210	156,724
Cash, cash equivalents, and restricted cash, end of period	$143,008	$250,242

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2018 and 2017

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2017 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of March 31, 2018, the results of operations for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

By the end of 2015, the Company completed its investment of the proceeds raised through its public offerings. Since its inception, the Company has owned interests in 45 properties, 11 of which were sold as of March 31, 2018. As a result, the Company owned interests in 34 properties, which consisted of the following:

•	Domestic office investments (9 investments)

•	Domestic other investments (5 investments)

•	International office investments (9 investments)

•	International other investments (11 investments)

The Company has concentrated its efforts on actively managing its assets and exploring a variety of strategic opportunities focused on enhancing the composition of its portfolio and its total return potential for its stockholders. On April 23, 2018, in connection with its review of potential strategic alternatives available to the Company, the Company’s board of directors determined that it is in the best interest of the Company and its stockholders to sell all or substantially all of the Company’s properties and assets and for the Company to liquidate and dissolve pursuant to a plan of liquidation and dissolution (the “Plan of Liquidation”). The principal purpose of the liquidation is to provide liquidity to the Company’s stockholders by selling the Company’s assets, paying its debts and distributing the net proceeds from liquidation to the Company’s stockholders. Pursuant to Maryland law and the Company’s charter, the Plan of Liquidation must be approved by the affirmative vote of the holders of at least a majority of the shares of the Company’s common stock outstanding and entitled to vote thereon. If the Plan of Liquidation is approved by the Company’s stockholders and the sale of all or substantially all of the Company’s assets is completed as expected, the Company expects to make one or more liquidating distributions to its stockholders during the period of the liquidation process and to make the final liquidating distribution to its stockholders on or before a date that is within 24 months after stockholder approval of the Plan of Liquidation. There can be no assurances regarding the amounts of any liquidation distributions or the timing thereof.

Consolidated VIEs

The WaterWall Place JV was determined to be a variable interest entity (“VIE”) in which the Company is the primary beneficiary and the Company has consolidated this joint venture accordingly. A summary of the assets and liabilities of this consolidated VIE, as well as the maximum loss exposure of the Company from this consolidated VIE, is as follows (in thousands):

	March 31, 2018	December 31, 2017
Maximum risk of loss (1)	$9,715	$9,535
Assets held by VIEs	$57,510	$59,112
Assets held as collateral for debt	$57,510	$59,112
Liabilities held by VIEs	$46,363	$48,222

(1)	Represents the Company's contributions, net of distributions, made to the consolidated VIE.

Restrictions on the use of a VIE’s assets are significant because they serve as collateral for such VIE’s debt, and the Company is generally required to obtain its partners’ approval in accordance with the respective joint venture agreements for any major transactions. Transactions with the WaterWall Place JV on the Company’s consolidated financial statements primarily relate to operating distributions received from the WaterWall Place JV. The Company and its partners are subject to the provisions of the joint venture agreement for the WaterWall Place JV, which includes provisions for when additional contributions may be required. This activity is eliminated in consolidation of the VIE, but increases, or decreases in the case of distributions received, the Company’s maximum risk of loss.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Described below are certain of the Company’s significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified by Form 10-Q. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a complete listing of all of its significant accounting policies.

Tenant and Other Receivables

Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $4.4 million and $3.8 million at March 31, 2018 and December 31, 2017, respectively.

Other Assets

Other assets included the following (in thousands):

	March 31, 2018	December 31, 2017
Prepaid expenses	$5,216	$3,021
Deferred tax assets	28,630	26,670
Other	409	407
Other assets	$34,255	$30,098

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month or quarter to which they relate. As of March 31, 2018 and December 31, 2017, respectively, the Company recorded liabilities of $19.8 million and $16.7 million related to prepaid rental payments, which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease, including rent holidays, if any. Straight-line rent receivable was $53.8 million and $53.9 million as of March 31, 2018 and December 31, 2017, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Other revenues consist primarily of parking revenue and tenant reimbursements related to utilities, insurance, and other operating expenses. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period in which the expense is incurred.

Recently Adopted Accounting Pronouncements

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

Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this pronouncement. Rental income from leasing arrangements is specifically excluded from ASU 2014-09, and will be evaluated by the Company in its adoption of the lease accounting standard, ASU 2016-02 (described below under “New Accounting Pronouncements”). The Company has adopted ASC 606 using the modified retrospective approach effective January 1, 2018. The Company has identified its revenue streams and finalized its evaluation of the impact on its consolidated financial statements and internal accounting processes and determined that accounting for contracts for the sale of real estate will be the primary customer contracts under the scope of ASC 606. The agreement for the sale of The Brindleyplace Project in February 2017 contained certain rent adjustments that the Company has determined do not constitute a separate performance obligation from the performance obligation of title transfer of The Brindleyplace Project. As such, the Company has performed an analysis of the estimated consideration related to the rent adjustments and recognized the cumulative effect by increasing beginning retained earnings by approximately $2.3 million upon adoption in January 2018. In addition, the Company has evaluated controls around the implementation of this ASU and has concluded there was no significant impact on our control structure.

In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company expects that most of its real estate transactions completed after the Company’s adoption of this guidance will be accounted for using the asset acquisition guidance and, accordingly, acquisition fees and expenses related to those acquisitions will be capitalized. The Company adopted ASU 2017-01 on January 1, 2018.

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 which will require companies that lease assets to recognize on the balance sheet the right-of-use assets and related lease liabilities. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The accounting under ASU 2016-02 by companies that own the assets leased by the lessee (the lessor) will remain largely unchanged from current GAAP. The guidance is effective for public entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted.

In January 2018, the FASB issued an exposure draft (“2018 Exposure Draft”) which, if adopted as written, would allow lessors to account for lease and non-lease components by class of underlying assets, as a single lease component if certain criteria are met. Also, the 2018 Exposure Draft indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption in lieu of the modified retrospective approach and provides other optional practical expedients.

The Company is in the process of evaluating the impact that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements relating to its lessor leases and other lessee leases, if any. Within our lessor leases, we are entitled to receive tenant reimbursements for operating expenses such as real estate taxes, insurance and common area maintenance, of which it expects to account for these lease and non-lease components as a single lease component since the timing and pattern of transfer is the same in accordance with the 2018 Exposure Draft. The Company has currently identified certain areas the Company believes may be impacted by the adoption of ASU 2016-02, which include:

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

•	Determination of costs to be capitalized associated with leases. ASU 2016-02 will limit the capitalization associated with certain costs to costs that are a direct result of obtaining a lease.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Buildings and improvements	$2,288,189	$2,255,267
Less: accumulated depreciation	(253,543)	(237,767)
Buildings and improvements, net	2,034,646	2,017,500
Land	672,919	671,776
Investment property, net	$2,707,565	$2,689,276

Recent Dispositions of Real Estate Investments

The Company sold its interests in six properties during the year ended December 31, 2017. The aggregate sale price of these properties was approximately $1.0 billion and the Company recorded aggregate gains of $364.3 million on the sales of these properties. The Company did not dispose of any properties during the three months ended March 31, 2018. Additionally, in April 2018, the Company sold One Westferry Circus. See Note 11 — Subsequent Events for additional information regarding the sale in April 2018.

As of March 31, 2018, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$652,711	$66,116	$(107,984)
Less: accumulated amortization	(284,353)	(40,579)	42,372
Net	$368,358	$25,537	$(65,612)

As of December 31, 2017, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$662,854	$69,510	$(108,043)
Less: accumulated amortization	(283,774)	(42,333)	38,477
Net	$379,080	$27,177	$(69,566)

Amortization expense of in-place leases was $18.3 million and $20.5 million for the three months ended March 31, 2018 and 2017, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $2.2 million for the three months ended March 31, 2018 and a decrease to rental revenue of $0.4 million for the three months ended March 31, 2017.

Anticipated amortization of in-place leases and out-of-market leases, net, for the period from April 1, 2018 through December 31, 2018 and for each of the years ending December 31, 2019 through December 31, 2022 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
April 1, 2018 through December 31, 2018	$35,962	$(1,529)
2019	41,196	(3,141)
2020	34,420	(3,231)
2021	23,552	(851)
2022	18,596	(1,577)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space. As of March 31, 2018, the approximate fixed future minimum rentals for the period from April 1, 2018 through December 31, 2018, for each of the years ending December 31, 2019 through December 31, 2022 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2018 through December 31, 2018	$197,405
2019	252,116
2020	225,353
2021	183,173
2022	157,441
Thereafter	617,924
Total	$1,633,412

During the three months ended March 31, 2018 and 2017, the Company did not earn more than 10% of its total rental revenue from any individual tenant.

4. DEBT FINANCING

As of March 31, 2018 and December 31, 2017, the Company had approximately $1.9 billion and $1.8 billion of principal outstanding, respectively, with a weighted average years to maturity of 1.5 years and 1.7 years, respectively, and a weighted average interest rate of 3.0% and 2.8%, respectively. The following table describes the Company’s debt outstanding at March 31, 2018 and December 31, 2017 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date		Interest Rate Description	Interest Rate as of March 31, 2018		Principal Outstanding at March 31, 2018	Principal Outstanding at December 31, 2017
Secured Mortgage Debt
100 Brookes	7/13/2012	1/31/2018	(1)	Variable	N/A		$—	$28,098
Poland Logistics Portfolio	8/2/2012	6/28/2019		Variable, subject to interest rate cap	2.00%		72,851	71,183
Minneapolis Retail Center	8/2/2012	8/10/2019		Fixed	3.50%		65,500	65,500
825 Ann	11/16/2012	11/20/2018		Variable, subject to interest rate cap	2.53%		62,218	63,247
465 Victoria	2/28/2013	12/3/2018		Variable, subject to interest rate cap	3.06%		40,853	41,528
New City	3/28/2013	4/18/2018	(2)	Variable	2.30%		82,546	80,831
One Westferry Circus	5/9/2013	5/5/2020	(3)	Fixed	3.30%		67,238	64,757
The Campus at Playa Vista	5/14/2013	12/1/2018		Variable	3.07%		150,000	150,000
Perspective Défense	6/21/2013	7/25/2019		Variable, subject to interest rate cap	2.17%		86,247	83,853
Fiege Mega Centre	10/18/2013	10/31/2018		Variable, subject to interest rate cap	1.37%		27,574	26,898
25 Cabot Square	3/26/2014	3/26/2020		Fixed	3.50%		173,349	166,951
Simon Hegele Logistics	4/28/2014	6/15/2019		Fixed	1.90%		42,988	41,904
818 Bourke	10/31/2014	10/31/2019		Variable, subject to interest rate cap	2.58%		64,495	65,562
The Summit	3/4/2015	4/1/2022		Variable	3.22%		170,000	170,000
Harder Logistics Portfolio	4/1/2015	2/28/2021		Variable, subject to interest rate cap	0.95%		83,057	81,068
Other Notes Payable
JPMorgan Chase Revolving Credit Facility - Revolving Loan	4/13/2012	6/29/2019		Variable	3.37%	(4)	208,000	99,000
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	6/29/2019		Variable	3.33%		495,000	495,000
WaterWall Place Loan	6/29/2012	5/8/2018	(5)	Variable	3.27%		44,897	44,897
Total Principal Outstanding							$1,936,813	$1,840,277
Unamortized Deferred Financing Fees							$(4,638)	$(5,324)
Notes Payable, net							$1,932,175	$1,834,953

(1)	In January 2018, the Company paid off the secured mortgage loan related to 100 Brookes in full.

(2)	In April 2018, the loan was amended and the maturity date was extended to March 18, 2021.

(3)	The Company paid off the secured mortgage loan in full with proceeds from the sale of the property in April 2018.

(4)	Represents the weighted average interest rate as of March 31, 2018

(5)	In May 2018, the loan was amended and the maturity date was extended to November 8, 2018.

The variable-rate debt has interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 0.65% to 2.50% per annum. As of March 31, 2018, $309.0 million of the Company’s variable-rate debt was capped at strike rates ranging from 1.5% to 3.25%. Additionally, as of December 31, 2017, $401.9 million of our variable rate debt was capped at strike rates ranging from 1.5% to 3.25%.

JPMorgan Chase Revolving Credit Facility

For the period from January 2018 through March 2018, the Company borrowed approximately $109.0 million under its revolving credit facility with JPMorgan Chase Bank, National Association (the “Revolving Credit Facility”). From April 1, 2018 through May 11, 2018, the Company made additional payments of $56.0 million under the Revolving Credit Facility. The additional payments resulted in an outstanding principal balance of $647.0 million on the Revolving Credit Facility as of May 11, 2018. The Revolving Credit Facility had a maximum borrowing capacity of $920.0 million as of March 31, 2018.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of March 31, 2018.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from April 1, 2018 through December 31, 2018, for each of the years ending December 31, 2019 through December 31, 2022 and for the period thereafter (in thousands):

	Payments due by Year
	April 1, 2018 through December 31, 2018		2019	2020		2021	2022	Thereafter
Principal payments	$412,527	(1)	$1,032,915	$241,886	(2)	$79,485	$170,000	$—

(1)	In April 2018, the secured mortgage loan related to New City was amended and the maturity date was extended to March 18, 2021.

(2)	In April 2018, the Company paid off the secured mortgage loan related to One Westferry Circus in full, upon the sale of the property.

5.  DISTRIBUTIONS

The Company has declared distributions for the months of January 2017 through December 2017 at an amount equal to $0.65 per share, per year. For the months of January 2018 through June 2018, the Company declared distributions at an amount equal to $0.0541667 per share, per month ($0.65 per share on an annualized basis). Of this amount, $0.02 of the per share, per month distribution will be designated by the Company as a return of a portion of the stockholders’ invested capital and, as such, will reduce the stockholders’ remaining investment in the Company.

Additionally, on December 29, 2017, the Company declared a distribution to stockholders of $1.05 (the “Special Distribution”) per share that was paid in cash to all stockholders of record as of December 30, 2017 in January 2018. This distribution has been designated by the Company as a special distribution, which represents a return of a portion of the stockholders’ invested capital from sales of investment property and, as such, will reduce their remaining investment in the Company. The Special Distribution represents a portion of the net proceeds received from the strategic sale of six assets during 2017. The Special Distribution was not subject to reinvestment pursuant to the Company’s dividend reinvestment plan.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for each of the quarters ended during 2018 and 2017, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands). The Company declared distributions to the Company’s stockholders as of daily record dates through December 2017, and as of monthly record dates from January 2018 to May 2018 and aggregates and pays such distributions monthly.

	Stockholders				Noncontrolling Interests
Distributions for the three months ended	Cash Distributions		Distributions Reinvested	Total Declared	Total Declared
2018
March 31, 2018	$22,126		$22,294	$44,420	$60
Total	$22,126		$22,294	$44,420	$60
2017
December 31, 2017	$310,078	(1)	$22,890	$332,968	$1,064
September 30, 2017	22,224		23,031	45,255	1,786
June 30, 2017	21,935		22,953	44,888	21,053	(2)
March 31, 2017	21,614		22,883	44,497	2,804
Total	$375,851		$91,757	$467,608	$26,707

(1)	Includes $288.0 million related to the Special Distribution described above.

(2)
For the three months ended June 30, 2017, distributions declared to the noncontrolling interests included a distribution totaling $21.0 million to the Company’s JV partner in the Aviva Coral Gables JV, as a result of the sale of Aviva Coral Gables.

6.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2018	2017	March 31, 2018	December 31, 2017
Issuer Costs- the Advisor	$29	$16	$9	$26
Asset Management Fee- the Advisor and affiliates of Hines	$8,859	$9,366	2,704	2,430
Disposition Fee- the Advisor	$—	$1,839	—	2,585
Other (1)	$1,467	$1,407	947	1,952
Property Management Fee- Hines	$1,531	$1,835	167	146
Development/Construction Management Fee- Hines	$483	$198	662	207
Leasing Fee- Hines	$306	$362	1,718	2,129
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	$2,447	$2,858	331	777
Due to Affiliates			$6,538	$10,252

(1)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

7.  FAIR VALUE MEASUREMENTS

Financial Instruments Fair Value Disclosures

As of March 31, 2018, the Company estimated that the fair value of its notes payable, which had a book value of $1.9 billion, was $1.9 billion. As of December 31, 2017, the Company estimated that the fair value of its notes payable, which had a book value of $1.8 billion, was $1.8 billion. Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of March 31, 2018, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Impairment of Investment Property

Investment properties are reviewed for impairment at each reporting period if events or changes in circumstances indicate that the carrying amount may not be recoverable. No investment properties were impaired during the three months ended March 31, 2018. For the year ended December 31, 2017, the Company determined that one of its properties was impaired as a result of deteriorating market conditions.

The changes in assumptions resulted in the net book value of the assets exceeding the projected undiscounted cash flows for the property. As a result, the assets were written down to fair value. The following table summarizes activity for the Company’s assets measured at fair value, on a non-recurring basis as of December 31, 2017 (in thousands).

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss
December 31, 2017	Investment property	$25,700	$—	$—	$25,700	$7,124

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

8. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company's investments that are not office properties in “other” based on the geographic location of the investment, due to the Company's ownership of interests in various different types of investments that do not stand alone as their own reportable segment. The Company’s reporting segments consist of the following, based on the Company’s investments as of March 31, 2018:

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

	Three Months Ended March 31,
	2018	2017
Total Revenue
Domestic office investments	$32,662	$44,095
Domestic other investments	20,104	24,796
International office investments	21,509	24,343
International other investments	10,224	13,132
Total Revenue	$84,499	$106,366

For the three months ended March 31, 2018 and 2017 the Company’s total revenue was attributable to the following countries:

	Three Months Ended March 31,
	2018	2017
Total Revenue
United States	63%	65%
United Kingdom	10%	12%
Australia	9%	8%
Germany	6%	6%
Poland	7%	5%
Russia	3%	3%
France	2%	1%

For the three months ended March 31, 2018 and 2017, the Company’s property revenues in excess of expenses by segment was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Property revenues in excess of expenses (1)
Domestic office investments	$20,902	$27,934
Domestic other investments	11,439	15,645
International office investments	11,232	17,967
International other investments	7,272	9,516
Property revenues in excess of expenses	$50,845	$71,062

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of March 31, 2018 and December 31, 2017, the Company’s total assets by segment was as follows (in thousands):

	March 31, 2018	December 31, 2017
Total Assets
Domestic office investments	$1,141,163	$1,146,312
Domestic other investments	778,785	794,558
International office investments	1,063,283	1,053,971
International other investments	437,901	429,827
Corporate-level accounts	36,403	301,529
Total Assets	$3,457,535	$3,726,197

As of March 31, 2018 and December 31, 2017, the Company’s total assets were attributable to the following countries:

	March 31, 2018	December 31, 2017
Total Assets
United States	58%	59%
United Kingdom	12%	11%
Australia	9%	9%
Germany	7%	7%
Poland	8%	8%
France	4%	4%
Russia	2%	2%

For the three months ended March 31, 2018 and 2017, the reconciliation of the Company’s total property revenues in excess of expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Reconciliation to property revenues in excess of expenses
Net income (loss)	$(10,183)	$98,942
Depreciation and amortization	33,998	37,609
Acquisition related expenses	—	60
Asset management and acquisition fees	8,859	9,366
General and administrative expenses	2,902	3,146
(Gain) loss on derivatives	(351)	12
Gain on sale of real estate investments	(19)	(85,188)
Foreign currency (gains) losses	1,220	(6,619)
Interest expense	14,999	14,684
Other (income) expenses	(263)	(102)
(Benefit) provision for income taxes	(317)	(848)
Total property revenues in excess of expenses	$50,845	$71,062

9. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$13,705	$14,124
Cash paid for taxes	$5,923	$2,515
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$14,795	$15,324
Distributions reinvested	$22,612	$22,943
Shares tendered for redemption	$10,986	$12,394
Accrued capital additions	$13,881	$3,329

10. COMMITMENTS AND CONTINGENCIES

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

11. SUBSEQUENT EVENTS

One Westferry Circus

In April 2018, the Company sold One Westferry Circus for a contract sales price of £108.6 million (approximately $153.5 million based on an exchange rate of $1.41 per GBP). The Company acquired the property in February 2013 for £82.0 million (approximately $124.6 million based on an exchange rate of $1.51 per GBP as of the transaction date). The purchaser is not affiliated with the Company or its affiliates.

*****

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

—
Whether we will be able to complete the sale of all or substantially all of our assets as expected, including our ability to obtain stockholder approvals required to consummate the Plan of Liquidation;

—	Unanticipated difficulties, expenditures or delays relating to our implementation of the Plan of Liquidation, which may reduce or delay our payment of liquidating distributions to our stockholders;

—	Risks associated with the potential response of tenants, business partners and competitors to the announcement of the Plan of Liquidation;

—	Risks associated with legal proceedings that may be instituted against us and others related to the Plan of Liquidation;

—	Competition for tenants, including competition with affiliates of Hines Interests Limited Partnership (“Hines”);

—
Our reliance on our Advisor, Hines and affiliates of Hines for our day-to-day operations and the management of our real estate investments, and our Advisor’s ability to attract and retain high-quality personnel who can provide service at a level acceptable to us;

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

—	The lack of liquidity associated with our assets;

—	Our ability to continue to qualify as a real estate investment trust (“REIT”) for federal income tax purposes;

—
Risks related to the United Kingdom's pending exit from the European Union (“Brexit”), including, but not limited to the decline of revenue derived from, and the market value of, properties located in the United Kingdom and continental Europe; and

—
Our ability to refinance or sell properties located in the United Kingdom and continental Europe may be impacted by the economic and political uncertainty following the approval of “Brexit” by a majority of votes in the United Kingdom in June 2016 and the subsequent notice of departure sent by the United Kingdom to the European Union in March 2017.

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and in our Definitive Proxy Statement as filed with the SEC on May 10, 2018.

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

On February 26, 2018, our board of directors determined a new net asset value (“NAV”) per share of our common stock of $9.04 as of December 31, 2017. This new per share NAV is slightly higher than the previously determined estimated per share NAV of $8.98 as of December 30, 2017. The estimated per share NAV of $8.98 as of December 30, 2017 represented a decrease from the per share NAV of $10.03 as of December 31, 2016, and the decrease was due solely to a special distribution of $1.05 per share declared to stockholders of record as of December 30, 2017. The aggregate value of our real estate property investments as of December 31, 2017 was $4.4 billion, including amounts attributable to noncontrolling interests, which represented a 6.0% net increase when compared to the previously determined value of our assets as of December 31, 2016 (including adjustments for properties disposed during 2017).  This 6.0% net increase resulted from a 1.9% appreciation in the aggregate values of our real estate property investments and 4.1% resulting from the weakening of the U.S. dollar against the Euro, British pound sterling, and Australian dollar. See our Current Report on Form 8-K filed with the SEC on February 27, 2018 for more information on the methodologies used to determine, and the limitations of, our NAV per share.

We have completed our investment phase and have accomplished one of our primary investment objectives of investing in a real estate portfolio that is diversified by asset type, geographic area, lease expirations and tenant industries. As of March 31, 2018, we owned interests in 34 real estate investments which contain, in the aggregate, 14.1 million square feet of leasable space. Our portfolio includes the following investments:

•	Domestic office investments (9 investments)

•	Domestic other investments (5 investments)

•	International office investments (9 investments)

•	International other investments (11 investments)

Our portfolio is comprised of approximately 59% domestic and 41% international investments (based on our pro rata share of the estimated value of each of the investments) and consists of a variety of real estate asset classes. Our current investment types encompass approximately 66% office, 21% retail, 11% industrial and 2% residential/living (based on our effective interests of the estimated value of each of the investments). We believe that this diversification is directly in-line with our investment strategies of maintaining a well-diversified real estate portfolio and providing additional diversification across currencies.

We have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for its stockholders. On April 23, 2018, in connection with its review of potential strategic alternatives available to the Company, our board of directors determined that it is in the best interest of the Company and its stockholders to sell all or substantially all of our properties and assets and for the Company to liquidate and dissolve pursuant to a plan of liquidation and dissolution (the “Plan of Liquidation”). The principal purpose of the liquidation to is provide liquidity to our stockholders by selling the Company’s assets, paying its debts and distributing the net proceeds from liquidation to our stockholders. Pursuant to Maryland law and our charter, the Plan of Liquidation must be approved by the affirmative vote of the holders of at least a majority of the shares of our common stock outstanding and entitled to vote thereon. We presently estimate that if the Plan of Liquidation is approved by our stockholders and we are able to successfully implement the Plan of Liquidation, then after the sale of all or substantially all of the Company’s assets and the payment of all of the Company’s outstanding liabilities, we will have made total distributions to our stockholders of approximately $10.00 to $11.00 per share of the

Company’s common stock, comprised of three components: (i) the $1.05 per share Special Distribution (defined below under “—Distributions”); (ii) the $0.12 per share Return of Invested Capital Distributions (defined below “—Distributions”); and (iii) the range of liquidating distributions to be made pursuant to the Plan of Liquidation of $8.83 to $9.83 per share of the Company’s common stock, estimated by the Board as of April 23, 2018. We expect to make the final liquidating distribution on or before a date that is within 24 months after stockholder approval of the Plan of Liquidation. However, there can be no assurances regarding the amounts of any liquidating distributions or the timing thereof.

The following table provides additional information regarding each of the properties in which we owned an interest as of March 31, 2018.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Office Investments
250 Royall	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	78%
9320 Excelsior	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	289,408	100%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	88%
The Campus at Playa Vista	Los Angeles, California	Office	5/2013; $216.6	5.7%	324,955	99%
2300 Main	Irvine, California	Office	8/2013; $39.5	6.4%	132,064	100%
55 M Street	Washington, D.C.	Office	12/2013; $140.9	4.8%	267,915	96%
The Summit	Bellevue, Washington	Office	3/2015; $316.5	5.6%	524,130	98%
Total for Domestic Office Investments					3,020,506	93%

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Other Investments
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	401,207	98%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,477	98%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	766,934	89%
The Rim	San Antonio, Texas	Retail	2/2014, 4/2015, 12/2015 & 12/2016: $285.9	5.9%	1,055,375	92%
WaterWall Place	Houston, Texas	Residential/Living	7/2014; $64.5	7.8% (4)	316,299	89%
Total for Domestic Other Investments					2,857,292	92%

International Office Investments
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	94,240	94%
100 Brookes St.	Brisbane, Australia	Office	7/2012; $67.6	10.5%	105,636	0%
465 Victoria	Sydney, Australia	Office	2/2013; $90.8	8.0%	169,472	76%
One Westferry Circus (5)	London, England	Office	2/2013; $124.6	7.4%	221,019	100%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,182	83%
825 Ann	Brisbane, Australia	Office	4/2013; $128.2	8.0%	206,505	97%
Perspective Défense	Paris, France	Office	6/2013; $165.8	8.5%	289,663	47%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	455,712	59%
818 Bourke	Melbourne, Australia	Office	10/2014; $135.6	7.1%	259,007	95%
Total for International Office Properties					2,285,436	74%

International Other Investments
FM Logistic	Moscow, Russia	Industrial	4/2011; $70.8	11.2%	748,578	100%
Poland Logistics Portfolio (6)	Poland	Industrial	3/2012 & 10/2012; $157.2	8.1%	2,365,228	93%
Fiege Mega Centre	Erfurt, Germany	Industrial	10/2013; $53.6	7.7%	952,540	100%
Simon Hegele Logistics	Forchheim, Germany	Industrial	6/2014 & 1/2015; $78.9	7.5%	615,555	100%
Harder Logistics Portfolio (7)	Germany	Industrial	4/2015 & 12/2015; $126.5	7.3%	1,287,065	100%
Total for International Other Investments					5,968,966	97%
Total for All Investments					14,132,200	92%	(8)

(1)
Represents the percentage leased based on the effective ownership of the Operating Partnership in the properties listed. On March 31, 2018, the Company owned a 99.99% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership.

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

(5)	In April 2018, we sold One Westferry Circus, for a contract sales price of £108.6 million (approximately $153.5 million based on an exchange rate of $1.41 per GBP).

(6)	The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(7)	The Harder Logistics Portfolio is comprised of three logistic buildings located in Nuremberg, Karlsdorf and Duisburg, Germany.

(8)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 92%.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during 2018.

Financial Condition, Liquidity and Capital Resources

To date, our most significant demands for funds have been related to the purchase of real estate properties and other real estate-related investments. Specifically, we funded $5.1 billion of real estate investments using $3.1 billion of proceeds from our public offerings, including the DRP offering, and debt proceeds. We invested all of the proceeds raised through our public offerings by the end of 2015. As a result, any subsequent real estate investments will be funded using proceeds from the dispositions of other real estate investments and debt proceeds. Other significant demands for funds include the payment of operating expenses, distributions and debt service. Generally, we expect to meet these operating cash needs using cash flows from operating activities and proceeds from sales of assets.

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

We believe that the proper use of leverage can enhance returns on real estate investments. As of March 31, 2018, our portfolio was 42% leveraged, based on the most recent appraised values of our real estate investments. At that time, we had $1.9 billion of principal outstanding under our various loan agreements with a weighted average interest rate of 3.0%. Approximately $408.1 million of our loans are maturing during the next year. We generally expect to refinance these loans, but we may repay them using our revolving credit facility with JPMorgan Chase Bank, N.A. (the “Revolving Credit Facility”), proceeds from sales of assets, or other available cash if we are unable to refinance them at satisfactory terms.

The discussions below provide additional details regarding our cash flows.

Cash Flows from Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which are used to pay direct leasing costs, property-level operating expenses and interest payments. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we make payments for general and administrative expenses, asset management fees, and, in prior periods, acquisition fees and expenses.

Net cash provided by operating activities decreased by $29.5 million for the three months ended March 31, 2018 as compared to the same period in the prior year primarily due to our dispositions of six properties in 2017, a termination payment received from the largest tenant at 25 Cabot Square during the three months ended March 31, 2017, and a decrease in occupancy at 100 Brookes during the three months ended March 31, 2018.

Cash Flows from Investing Activities

Net cash used in investing activities primarily relates to proceeds received from the sales of our real estate investments and capital expenditures at our properties. Net cash from investing activities decreased $302.6 million for the three months ended March 31, 2018 compared to the same period in 2017, primarily due to property sales. We received proceeds of $299.2 million from the sale of one property during the three months ended March 31, 2017. No properties were sold during the three months ended March 31, 2018. The primary factors that contributed to the change between the two periods are summarized below.

2018

•	We paid $11.8 million in capital expenditures at our operating properties.

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

Cash Flows from Financing Activities

Redemptions

As described previously, we ceased offering primary shares pursuant to our public offerings in April 2014. During the three months ended March 31, 2018 and 2017, respectively, we redeemed $32.9 million and $19.9 million in shares of our common stock through our share redemption program. During the three months ended March 31, 2017, we also redeemed $52.6 million of Convertible Preferred Equity Certificates (“CPEC”) held by the non controlling interest owner in the Brindleyplace JV.

Distributions

We have declared distributions of approximately $0.65 per share, per year for 2017. Additionally, we declared a special distribution of $1.05 per share (the “Special Distribution”) ($288.0 million in total) to all stockholders of record as of December 30, 2017, that was paid in January 2018. In addition, our board of directors authorized monthly distributions aggregating $0.325 per share for the six months ending June 30, 2018 and the Board designated an aggregate of $0.12 per share of these distributions as a return of stockholders’ invested capital (the “Return of Invested Capital Distributions”) (such designation is not indicative of the characterization of these distributions for income tax purposes). The Return of Invested Capital Distributions have been paid or will be paid to stockholders of record as of monthly record dates on the first business day of the month following the month to which the distributions relate. From January 2018 through June 2018, we have declared distributions at an amount equal to $0.0541667 per share, per month ($0.65 per share on an annualized basis). Of this amount, $0.02 of the per share, per month distribution will be designated by the Company as a return of a portion of the stockholders’ invested capital and, as such, will reduce the stockholders’ remaining investment in the Company. Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. Distributions paid to stockholders (including those reinvested in stock) during the three months ended March 31, 2018 and 2017 were $332.7 million and $44.5 million, respectively.

The table below contains additional information regarding distributions declared to our stockholders and noncontrolling interest holders as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders				Noncontrolling Interests	Distributions funded from Cash Flows From Operating Activities
Distributions for the Three Months Ended	Cash Distributions		Distributions Reinvested	Total Declared	Total Declared
2018
March 31, 2018	$22,126		$22,294	$44,420	$60	$—		—%
Total	$22,126		$22,294	$44,420	$60	$—		—%

2017
December 31, 2017	$310,078	(1)	$22,890	$332,968	$1,064	$2,888		1%
September 30, 2017	22,224		23,031	45,255	1,786	21,091		45%
June 30, 2017	21,935		22,953	44,888	21,053	36,931	(2)	82%	(2)
March 31, 2017	21,614		22,883	44,497	2,804	28,819		64%
Total	$375,851		$91,757	$467,608	$26,707	$89,729		85%

(1)	Includes $288.0 million related to the Special Distribution described above.

(2)
These amounts exclude the $21.0 million special distribution paid to the noncontrolling interest partners in the Aviva Coral Gables JV, which were made using proceeds from the sale of Aviva Coral Gables in June 2017.

Our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid to stockholders. We have funded the remaining distributions from proceeds from the sales of our real estate investments in prior periods, and/or cash flows from financing activities.

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our Revolving Credit Facility to provide funding for near-term working capital needs. As mentioned previously, our portfolio was 42% leveraged as of March 31, 2018 (based on the values of our real estate investments) with a weighted average interest rate of 3.0%.

Below is additional information regarding our loan activities for the three months ended March 31, 2018 and 2017. See Note 4 — Debt Financing for additional information regarding our outstanding debt:

2018

•	We borrowed approximately $109.0 million under our Revolving Credit Facility.

•	We made a payment of $28.3 million to pay in full the mortgage loan for 100 Brookes in January 2018.

•	We made payments of $1.6 million on our remaining outstanding mortgage loans.

2017

•	We borrowed approximately $38.0 million and made payments of $10.0 million under our Revolving Credit Facility.

•	We made a payment of $151.4 million to pay in full the secured mortgage loan related to the Brindleyplace Project upon the sale of the property in February 2017.

•	We made payments of $1.3 million on our remaining outstanding mortgage loans.

Results of Operations

Same-store Analysis

The following table presents the property-level revenues in excess of expenses for the three months ended March 31, 2018, as compared to the same period in 2017, by reportable segment. Same-store properties for the three months ended March 31, 2018 include 34 properties that were 92% and 93% leased as of March 31, 2018 and March 31, 2017, respectively (amounts in thousands, except for percentages):

	Three Months Ended March 31,		Change
	2018	2017	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$20,981	$22,415	$(1,434)	(6)%
Domestic other investments	11,455	13,541	(2,086)	(15)%
International office investments	11,280	16,822	(5,542)	(33)%
International other investments	7,278	7,287	(9)	—%
Total same-store properties	50,994	60,065	(9,071)	(15)%
Disposed properties	(149)	10,997	(11,146)	(101)%
Total property revenues in excess of expenses	$50,845	$71,062	$(20,217)	(28)%

Other
Depreciation and amortization	$33,998	$37,609	$(3,611)	(10)%
Gain on sale of real estate investments	$19	$85,188	$(85,169)	(100)%
Interest expense	$14,999	$14,684	$315	2%
Income tax provision (benefit)	$(317)	$(848)	$531	(63)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

In total, property revenues in excess of expenses of our same-store properties decreased by 15% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

Domestic other investments:

◦
Revenues in excess of expenses of Markets at Town Center decreased $2.4 million, primarily due to an increase in the bad debt reserve of straight-line rent of the anchor tenant, who has filed for bankruptcy protection.  We received notice in March 2018 of the tenant’s intention to vacate the property in May 2018.

International office investments:

◦
Revenues in excess of expenses of 25 Cabot Square decreased $4.6 million primarily due to vacancies at the building and increases in property operating expenses caused by a large refurbishment and expansion project.

◦	Revenues in excess of expenses of 100 Brookes decreased $0.9 million primarily due to the vacancy by the single tenant in January 2018.
Other changes

The decrease in depreciation and amortization in the table above is primarily due to the sales of several of our properties during 2017.

The decrease in the gain on sale of real estate investments in the table above is due to the gain recognized upon the sale of one of our properties during the three months ended March 31, 2017. No properties were sold during three months ended March 31, 2018.

Other Expenses

The tables below provide detail relating to our asset management and acquisition fees, acquisition-related expenses, and general and administrative expenses for the three months ended March 31, 2018 and 2017.  All amounts in thousands, except percentages:

	Three Months Ended March 31,		Change
	2018	2017	$	%
Asset management and acquisition fees	$8,859	$9,366	$(507)	(5)%
Acquisition-related expenses	$—	$60	$(60)	(100)%
General and administrative expenses	$2,902	$3,146	$(244)	(8)%
Foreign currency gains (losses)	$(1,220)	$6,619	$(7,839)	(118)%

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

During the three months ended March 31, 2018 and 2017, these gains/losses were primarily related to the effect of remeasuring our borrowings denominated in currencies other than our functional currencies and the changes to the related exchange rates between the date of the borrowing and the end of each period.

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

In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. We adopted this guidance on January 1, 2018 and we expect that any real estate transactions completed after that date will be accounted for under the asset acquisition guidance and the related acquisition-related expenses and acquisition fees will be treated under a capitalization/depreciation model and accordingly, will not be included in FFO or MFFO (as discussed below). Prior to ASU 2017-01, real estate acquisitions were generally considered business combinations and the acquisition-related expenses and acquisition fees were treated as operating expenses under GAAP.

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

The purchase of properties, and the corresponding expenses associated with that process, including acquisition fees and expenses, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our stockholders. MFFO excludes any acquisition fees payable to our Advisor and acquisition expenses. As described above, prior to the adoption of ASU 2017-01, under GAAP, acquisition fees and expenses were characterized as operating expenses in determining operating net income. These expenses were paid in cash by us, and therefore such funds will not be available to distribute to our stockholders. In connection with any future acquisitions of real properties, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to our Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. Since MFFO excludes acquisition fees and expenses related to all of our acquisitions, MFFO would only be comparable to the operations of non-listed REITs that have completed their acquisition activity and have other similar operating characteristics.

Management uses MFFO to evaluate the financial performance of our investment portfolio, including the impact of potential future investments. In addition, management uses MFFO to evaluate and establish our distribution policy and the sustainability thereof. Further, we believe MFFO is one of several measures that may be useful to investors in evaluating the potential performance of our portfolio following the conclusion of the acquisition phase, as it excludes acquisition fees and expenses incurred prior to January 1, 2018, as described herein.

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

FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. In addition, FFO and MFFO should not be considered as alternatives to net income (loss) or income (loss) from continuing operations as an indication of our performance or as alternatives to cash flows from operating activities as an indication of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and MFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. Please see the limitations listed below associated with the use of MFFO:

•
MFFO excludes acquisition fees payable to our Advisor and acquisition expenses for periods prior to January 1, 2018. Although these amounts reduce net income, we generally have funded such costs with proceeds from our public offerings and acquisition-related indebtedness (and, solely with respect to acquisition-related costs incurred in connection with our acquisition of the Brindleyplace Project in July 2010, equity capital contributions from our joint venture partner) and do not consider these fees and expenses in the evaluation of our operating performance and determining MFFO.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations (in thousands, except per share amounts) for the three months ended March 31, 2018 and 2017 and the period from inception (December 10, 2008) through March 31, 2018. As we have recently completed the acquisition phase of our life cycle, FFO and MFFO are not useful in comparing operations for the two periods presented below.

	Three Months Ended March 31,		Period from Inception (December 10, 2008) through March 31, 2018
	2018	2017
Net income (loss)	$(10,183)	$98,942	$318,649
Depreciation and amortization (1)	33,998	37,609	1,021,583
Gain on sale of investment property (2)	(19)	(85,188)	(570,354)
Impairment Losses	—	—	7,124
Provision for income taxes related to sale of real estate	—	—	12,911
Gain on sale of property from unconsolidated subsidiary	—	—	(7,196)
Adjustments for noncontrolling interests (3)	(28)	(981)	(31,654)
Funds from Operations attributable to common stockholders	23,768	50,382	751,063
Loss (gain) on derivative instruments (4)	(351)	12	(4,496)
Loss (gain) on foreign currency (5)	1,342	(6,148)	35,755
Other components of revenues and expenses (6)	2,823	18,529	(28,580)
Acquisition fees and expenses (7)	—	60	223,148
Adjustments for noncontrolling interests (3)	—	315	5,217
Modified Funds From Operations attributable to common stockholders	$27,582	$63,150	$982,107
Basic and diluted income (loss) per common share	$(0.04)	$0.23	$1.63
Funds From Operations attributable to common stockholders per common share	$0.09	$0.18	$4.49
Modified Funds From Operations attributable to common stockholders per common share	$0.10	$0.23	$5.87
Weighted average shares outstanding	273,352	277,638	167,283

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

(6)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		Period from Inception (December 10, 2008) through March 31, 2018
	2018	2017
Straight-line rent adjustment (a)	$(84)	$14,009	$(102,233)
Amortization of lease incentives (b)	5,074	4,128	50,252
Amortization of out-of-market leases (b)	(2,167)	386	20,394
Other	—	6	3,007
	$2,823	$18,529	$(28,580)

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

From inception through March 31, 2018, we declared distributions to our stockholders totaling $1,007.2 million (which does not include the $288.0 million Special Distribution), compared to total aggregate FFO of $751.1 million and cash flows from operating activities of $589.8 million. For the three months ended March 31, 2018, we declared distributions to our stockholders totaling $44.4 million, compared to total aggregate FFO of $23.8 million. For the three months ended March 31, 2017, we declared distributions to our stockholders totaling $44.5 million, compared to total aggregate FFO of $50.4 million. During our offering and investment stages, we incurred acquisition fees and expenses in connection with our real estate investments, which were recorded as reductions to net income (loss) and FFO. These fees and expenses totaled $223.1 million from inception through March 31, 2018.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. See Note 6 — Related Party Transactions in this Quarterly Report on Form 10-Q and Note 9 — Related Party Transactions in our Annual Report of Form 10-K for the year ended December 31, 2017 for additional information concerning our related-party transactions.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

One Westferry Circus

In April 2018, we sold One Westferry Circus for a contract sales price of £108.6 million (approximately $153.5 million based on an exchange rate of $1.41 per GBP). We acquired the property in February 2013 for £82.0 million (approximately $124.6 million based on an exchange rate of $1.51 per GBP as of the transaction date). The purchaser is not affiliated to us or our affiliates.

Amended Share Redemption Program

On April 20, 2018, our board of directors approved and adopted amendments to our share redemption program in order to modify the order of priority in which shares will be redeemed in the event that redemption requests in a particular month exceed the limits on the number of shares that can be redeemed per the terms of the program or the funds available for redemptions in a particular month. Accordingly, in the event the number of shares for which redemption requests have been submitted exceeds the limits on the number of shares that we can redeem per the terms of the program or the funds available for such redemption in a particular month, shares will be redeemed in the following order of priority: (i) redemption requests made in connection with the death or disability of a stockholder, (ii) redemption requests carried over from one or more prior periods with respect to which the value of the shares that have not yet been redeemed is less than $2,500, and (iii) on a pro rata basis with respect to all other redemption requests (the “Amended Share Redemption Program”). The Amended Share Redemption Program will replace the current share redemption program, effective as of May 28, 2018. Accordingly, any redemptions of the our common stock made pursuant to requests submitted for the month of May 2018 will be processed in accordance with the terms of the Amended Share Redemption Program.

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

At March 31, 2018, we had fixed-rate debt of $349.1 million and variable-rate debt of $1.6 billion. If interest rates were to increase by 1% and all other variables were held constant, we would incur $15.9 million in additional annual interest expense associated with our variable-rate debt. Additionally, we hedged approximately $309.0 million of our variable-rate debt using interest rate caps, which limit our exposure to rising interest rates. As of March 31, 2018, the variable interest rates did not exceed their capped interest rates.

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

	Reduction in Book Value as of March 31, 2018	Reduction in Net Income (Loss) for the Three Months Ended March 31, 2018
AUD	$9,446	$104
EUR	$12,970	$120
GBP	$21,828	$448
RUB	$6,478	$75

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of May 11, 2018, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the risk factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
January 1, 2018 to January 31, 2018	1,315,941	$8.98	1,315,941	—
February 1, 2018 to February 28, 2018	1,477,093	$8.98	1,477,093	—
March 1, 2018 to March 31, 2018	865,282	$9.04	865,282	—
Total	3,658,316	$9.00	3,658,316

(1)
This amount represents the number of shares available for redemption on March 31, 2018. Our share redemption program was first announced at the commencement of our initial public offering in February 2009. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year, and unless our board of directors determines otherwise, redemptions will be further limited to the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.   Exhibits

Exhibit No.		Description
2.1		Plan of Liquidation and Dissolution (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A on May 10, 2018 and incorporated by reference herein)
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

99.1
Second Amended and Restated Share Redemption Program, effective as of May 28, 2018 (filed as Exhibit 99.3 to the Registrant’s Current report on Form 8-K on April 25, 2018 and incorporated by reference herein)

101	*
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 11, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES GLOBAL REIT, INC.

May 11, 2018	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

May 11, 2018	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary