Form 10-Q
period 2018-06-30
Hines Global REIT, Inc.
filed 2018-08-13
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of August 6, 2018, approximately 272.1 million shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	December 31, 2017
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$2,602,557	$2,689,276
Cash and cash equivalents	101,236	401,326
Restricted cash	15,830	16,884
Derivative instruments	—	1
Tenant and other receivables, net	70,331	73,341
Intangible lease assets, net	321,418	406,257
Deferred leasing costs, net	120,623	107,789
Deferred financing costs, net	786	1,225
Other assets	32,166	30,098
Total assets	$3,264,947	$3,726,197
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$72,294	$105,151
Due to affiliates	6,929	10,252
Intangible lease liabilities, net	60,238	69,566
Other liabilities	22,014	27,586
Distributions payable	14,759	303,131
Notes payable, net	1,802,828	1,834,953
Total liabilities	1,979,062	2,350,639

Commitments and contingencies (Note 10)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 272,459 and 274,255 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	272	274
Additional paid-in capital	2,456,713	2,471,004
Accumulated distributions in excess of earnings	(1,019,484)	(968,158)
Accumulated other comprehensive income (loss)	(153,001)	(128,869)
Total stockholders’ equity	1,284,500	1,374,251
Noncontrolling interests	1,385	1,307
Total equity	1,285,885	1,375,558
Total liabilities and equity	$3,264,947	$3,726,197

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2018 and 2017
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$80,718	$93,359	$160,610	$193,691
Other revenue	4,424	6,453	9,031	12,487
Total revenues	85,142	99,812	169,641	206,178
Expenses:
Property operating expenses	18,635	21,252	40,168	41,702
Real property taxes	10,950	12,216	21,304	24,857
Property management fees	1,805	2,106	3,572	4,298
Depreciation and amortization	29,426	34,634	63,423	72,244
Acquisition related expenses	—	52	—	113
Asset management and acquisition fees	8,782	9,514	17,641	18,880
General and administrative expenses	3,073	2,107	5,975	5,274
Impairment losses	5,105	—	5,105	—
Total expenses	77,776	81,881	157,188	167,368
Income (loss) before other income (expenses) and benefit (provision) for income taxes	7,366	17,931	12,453	38,810
Other income (expenses):
Gain (loss) on derivative instruments	467	(789)	818	(802)
Gain on sale of real estate investments	58,655	55,416	58,674	140,605
Foreign currency gains (losses)	(7,141)	708	(8,361)	7,328
Interest expense	(15,218)	(14,905)	(30,217)	(29,588)
Other income (expenses)	146	138	409	240
Income (loss) before benefit (provision) for income taxes	44,275	58,499	33,776	156,593
Benefit (provision) for income taxes	1,161	8,651	1,478	9,499
Net income (loss)	45,436	67,150	35,254	166,092
Net (income) loss attributable to noncontrolling interests	774	(18,122)	776	(53,488)
Net income (loss) attributable to common stockholders	$46,210	$49,028	$36,030	$112,604
Basic and diluted income (loss) per common share	$0.17	$0.18	$0.13	$0.41
Distributions declared per common share	$0.16	$0.16	$0.33	$0.32
Weighted average number of common shares outstanding	272,621	276,999	272,985	277,317
Net comprehensive income (loss):
Net income (loss)	$45,436	$67,150	$35,254	$166,092
Other comprehensive income (loss):
Foreign currency translation adjustment	(33,789)	20,901	(24,134)	48,688
Net comprehensive income (loss)	11,647	88,051	11,120	214,780
Net comprehensive (income) loss attributable to noncontrolling interests	819	(18,194)	778	(56,863)
Net comprehensive income (loss) attributable to common stockholders	$12,466	$69,857	$11,898	$157,917

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2018 and 2017
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2018	274,255	$274	$2,471,004	$(968,158)	$(128,869)	$1,374,251	$1,307
Cumulative effect of accounting changes	—	—	—	1,365	—	1,365	898
Issuance of common shares	4,943	5	44,587	—	—	44,592	—
Contribution from noncontrolling interest	—	—	—	—	—	—	70
Distributions declared	—	—	—	(88,721)	—	(88,721)	(112)
Redemption of common shares	(6,739)	(7)	(58,839)	—	—	(58,846)	—
Issuer costs	—	—	(39)	—	—	(39)	—
Net income (loss)	—	—	—	36,030	—	36,030	(776)
Foreign currency translation adjustment	—	—	—	—	(25,995)	(25,995)	(2)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	1,863	1,863	—
Balance as of June 30, 2018	272,459	$272	$2,456,713	$(1,019,484)	$(153,001)	$1,284,500	$1,385

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2017	277,331	$277	$2,507,186	$(821,500)	$(199,929)	$1,486,034	$22,201
Issuance of common shares	4,575	5	46,210	—	—	46,215	—
Contribution from noncontrolling interest	—	—	—		—	—	33
Distributions declared	—	—	—	(89,385)	—	(89,385)	(23,857)
Redemption of CPECs	—	—	—	—	—	—	(52,552)
Redemption of common shares	(5,110)	(5)	(56,649)	—	—	(56,654)	—
Issuer costs	—	—	(28)	—	—	(28)	—
Net income (loss)	—	—	—	112,604	—	112,604	53,488
Foreign currency translation adjustment	—	—	—	—	40,329	40,329	52
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	4,984	4,984	3,323
Balance as of June 30, 2017	276,796	$277	$2,496,719	$(798,281)	$(154,616)	$1,544,099	$2,688

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2018 and 2017
(UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$35,254	$166,092
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	69,786	82,416
Allowance for deferred tax assets	—	(11,172)
Foreign currency (gains) losses	8,361	(7,328)
(Gain) on the sale of real estate investments	(58,674)	(140,605)
Impairment losses	5,105	—
(Gain) loss on derivative instruments	(818)	802
Changes in assets and liabilities:
Change in other assets	(4,222)	2,936
Change in tenant and other receivables	1,807	11,677
Change in deferred leasing costs	(28,816)	(21,120)
Change in accounts payable and accrued expenses	(27,556)	(4,744)
Change in other liabilities	(567)	(2,909)
Change in due to affiliates	(2,915)	(10,295)
Net cash (used in) from operating activities	(3,255)	65,750
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of real estate investments	82,097	434,736
Capital expenditures at operating properties and developments	(32,322)	(22,394)
Investments in real estate loans receivable	—	(1,192)
Proceeds from collection of real estate loans receivable	—	112
Net cash from investing activities	49,775	411,262
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from noncontrolling interest	70	—
Redemption of common shares	(60,750)	(50,717)
Payments of issuer costs	(62)	(32)
Distributions paid to stockholders and noncontrolling interests	(332,614)	(73,496)
Redemption of CPEC	—	(52,552)
Proceeds from notes payable	141,000	60,718
Payments on notes payable	(91,181)	(354,335)
Change in security deposit liability	557	(33)
Deferred financing costs paid	(263)	(176)
Payments related to interest rate contracts	(33)	—
Net cash used in financing activities	(343,276)	(470,623)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,388)	6,378
Net change in cash, cash equivalents, and restricted cash	(301,144)	12,767
Cash, cash equivalents, and restricted cash, beginning of period	418,210	156,724
Cash, cash equivalents, and restricted cash, end of period	$117,066	$169,491

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2018 and 2017

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2017 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of June 30, 2018, the results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

The Company raised the equity capital for its real estate investments through two public offerings from August 5, 2009 through April 11, 2014. In addition, the Company offered up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Collectively, through its public offerings, the Company has raised gross offering proceeds of approximately $3.1 billion, including the DRP Offering, all of which have been invested in the Company’s real estate portfolio. On July 17, 2018, in connection with the stockholder approval of the plan of liquidation and dissolution (the “Plan of Liquidation”), as discussed below, the Company’s board of directors approved to suspend indefinitely the Company’s distribution reinvestment plan effective as of August 31, 2018. As a result of the suspension of the Company’s distribution reinvestment plan, any distributions paid after August 31, 2018 will be paid to the Company’s stockholders in cash.

By the end of 2015, the Company completed its investment of the proceeds raised through its public offerings. Since its inception, the Company has owned interests in 45 properties, 12 of which were sold as of June 30, 2018. As a result, the Company owned interests in 33 properties, which consisted of the following:

•	Domestic office investments (9 investments)

•	Domestic other investments (5 investments)

•	International office investments (8 investments)

•	International other investments (11 investments)

The Company has concentrated its efforts on actively managing its assets and exploring a variety of strategic opportunities focused on enhancing the composition of its portfolio and its total return potential for its stockholders. On April 23, 2018, in connection with its review of potential strategic alternatives available to the Company, the Company’s board of directors determined that it is in the best interest of the Company and its stockholders to sell all or substantially all of the Company’s properties and assets and for the Company to liquidate and dissolve pursuant to the Plan of Liquidation. The principal purpose of the Plan of Liquidation is to provide liquidity to the Company’s stockholders by selling the Company’s assets, paying its debts and distributing the net proceeds from liquidation to the Company’s stockholders. As required by Maryland law and the Company’s charter, the Plan of Liquidation was approved by the affirmative vote of the holders of at least a majority of the shares of the Company’s common stock outstanding and entitled to vote thereon at the Company’s annual meeting of stockholders held on July 17, 2018. In accordance with Maryland law, the Plan of Liquidation provides the Company’s board of directors with the authority to modify or amend the Plan of Liquidation without further action by the Company’s stockholders to the extent permitted by then-current law and to terminate the Plan of Liquidation for any reason, provided that the board of directors may not terminate the Plan of Liquidation after Articles of Dissolution have been filed with and accepted for record by the State Department of Assessments and Taxation of Maryland. If the sale of all or substantially all of the Company’s assets is completed as expected, the Company expects to make one or more liquidating distributions to its stockholders during the period of the liquidation process and to make the final liquidating distribution to its stockholders on or before a date that is within 24 months after stockholder approval of the Plan of Liquidation. There can be no assurances regarding the amounts of any liquidating distributions or the timing thereof.

Consolidated VIEs

The WaterWall Place JV was determined to be a variable interest entity (“VIE”) in which the Company is the primary beneficiary and the Company has consolidated this joint venture accordingly. A summary of the assets and liabilities of this consolidated VIE, as well as the maximum loss exposure of the Company from this consolidated VIE, is as follows (in thousands):

	June 30, 2018	December 31, 2017
Maximum risk of loss (1)	$9,070	$9,535
Assets held by VIEs	$57,106	$59,112
Assets held as collateral for debt	$57,106	$59,112
Liabilities held by VIEs	$46,880	$48,222

(1)	Represents the Company's contributions, net of distributions, made to the consolidated VIE.

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

Tenant and Other Receivables

Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $4.5 million and $3.8 million at June 30, 2018 and December 31, 2017, respectively.

Other Assets

Other assets included the following (in thousands):

	June 30, 2018	December 31, 2017
Prepaid expenses	$3,604	$3,021
Deferred tax assets	28,220	26,670
Other	342	407
Other assets	$32,166	$30,098

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month or quarter to which they relate. As of June 30, 2018 and December 31, 2017, respectively, the Company recorded liabilities of $15.1 million and $16.7 million related to prepaid rental payments, which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease, including rent holidays, if any. Straight-line rent receivable was $53.5 million and $53.9 million as of June 30, 2018 and December 31, 2017, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

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

Expanded quantitative and qualitative disclosures regarding revenue recognition are required for contracts that are subject to this pronouncement. Rental income from leasing arrangements is specifically excluded from ASU 2014-09, and will be evaluated by the Company in its adoption of the lease accounting standard, ASU 2016-02 (described below under “New Accounting Pronouncements”). The Company has adopted ASC 606 using the modified retrospective approach effective January 1, 2018. The Company has identified its revenue streams and finalized its evaluation of the impact on its consolidated financial statements and internal accounting processes and determined that accounting for contracts for the sale of real estate will be the primary customer contracts under the scope of ASC 606. The agreement for the sale of The Brindleyplace Project in February 2017 contained certain rent adjustments that the Company has determined do not constitute a separate performance obligation from the performance obligation of title transfer of The Brindleyplace Project. As such, the Company performed an analysis of the estimated consideration related to the rent adjustments and recognized the cumulative effect by increasing beginning retained earnings by approximately $2.3 million upon adoption in January 2018. In addition, the Company has evaluated controls around the implementation of this ASU and has concluded there was no significant impact on our control structure.

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

In July 2018, the FASB issued ASU 2018-11, which allows lessors to account for lease and non-lease components by class of underlying assets, as a single lease component if certain criteria are met. Also, the new standard indicates that companies are permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption in lieu of the modified retrospective approach and provides other optional practical expedients.

The Company is in the process of evaluating the impact that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements relating to its lessor leases and other lessee leases, if any. Within our lessor leases, we are entitled to receive tenant reimbursements for operating expenses such as real estate taxes, insurance and common area maintenance, of which it expects to account for these lease and non-lease components as a single lease component since the timing and pattern of transfer is the same in accordance with ASU 2018-11. The Company has currently identified certain areas the Company believes may be impacted by the adoption of ASU 2016-02, which include:

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

•	Determination of costs to be capitalized associated with leases. ASU 2016-02 will limit the capitalization associated with certain costs to costs that are a direct result of obtaining a lease.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Buildings and improvements	$2,194,409	$2,255,267
Less: accumulated depreciation	(254,533)	(237,767)
Buildings and improvements, net	1,939,876	2,017,500
Land	662,681	671,776
Investment property, net	$2,602,557	$2,689,276

Recent Dispositions of Real Estate Investments

In April 2018, the Company completed the sale of One Westferry Circus for a contract sales price of £108.6 million (approximately $153.5 million based on an exchange rate of $1.41 per GBP). The Company recognized a gain on sale of this asset of $60.7 million net of disposition fees, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss).

The Company sold its interests in six properties during the year ended December 31, 2017. The aggregate sale price of these properties was approximately $1.0 billion, and the Company recorded aggregate gains of $364.3 million on the sales of these properties.

As of June 30, 2018, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$575,793	$64,132	$(107,524)
Less: accumulated amortization	(277,541)	(40,966)	47,286
Net	$298,252	$23,166	$(60,238)

As of December 31, 2017, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$662,854	$69,510	$(108,043)
Less: accumulated amortization	(283,774)	(42,333)	38,477
Net	$379,080	$27,177	$(69,566)

Amortization expense of in-place leases was $14.2 million and $17.8 million for the three months ended June 30, 2018 and 2017, respectively. Net amortization of out-of-market leases resulted in increases to rental revenue of $3.6 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively.

Amortization expense of in-place leases was $32.5 million and $38.2 million for the six months ended June 30, 2018 and 2017, respectively. Net amortization of out-of-market leases resulted in increases to rental revenue of $5.8 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for the period from July 1, 2018 through December 31, 2018 and for each of the years ending December 31, 2019 through December 31, 2022 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
July 1, 2018 through December 31, 2018	$19,660	$(326)
2019	34,701	(1,834)
2020	30,639	(2,165)
2021	23,600	(1,568)
2022	18,665	(2,036)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space. As of June 30, 2018, the approximate fixed future minimum rentals for the period from July 1, 2018 through December 31, 2018, for each of the years ending December 31, 2019 through December 31, 2022 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
July 1, 2018 through December 31, 2018	$126,764
2019	249,992
2020	233,232
2021	196,563
2022	167,670
Thereafter	673,288
Total	$1,647,509

During the six months ended June 30, 2018 and 2017, the Company did not earn more than 10% of its total rental revenue from any individual tenant.

4. DEBT FINANCING

As of June 30, 2018 and December 31, 2017, the Company had approximately $1.8 billion and $1.8 billion of principal outstanding, respectively, with a weighted average years to maturity of 1.4 years and 1.7 years, respectively, and a weighted average interest rate of 3.1% and 2.8%, respectively. The following table describes the Company’s debt outstanding at June 30, 2018 and December 31, 2017 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date		Interest Rate Description	Interest Rate as of June 30, 2018		Principal Outstanding at June 30, 2018	Principal Outstanding at December 31, 2017
Secured Mortgage Debt
100 Brookes	7/13/2012	1/31/2018	(1)	Variable	N/A		$—	$28,098
Poland Logistics Portfolio	8/2/2012	6/28/2019		Variable, subject to interest rate cap	2.00%		68,844	71,183
Minneapolis Retail Center	8/2/2012	8/10/2019		Fixed	3.50%		65,500	65,500
825 Ann	11/16/2012	11/20/2018		Variable, subject to interest rate cap	2.72%		59,989	63,247
465 Victoria	2/28/2013	12/3/2018		Variable, subject to interest rate cap	3.23%		39,390	41,528
New City	3/28/2013	3/18/2021		Variable, subject to interest rate cap	2.30%		77,422	80,831
One Westferry Circus	5/9/2013	5/5/2020	(2)	Fixed	N/A		—	64,757
The Campus at Playa Vista	5/14/2013	12/1/2018		Variable	3.39%		150,000	150,000
Perspective Défense	6/21/2013	7/25/2019		Variable, subject to interest rate cap	2.17%		81,767	83,853
Fiege Mega Centre	10/18/2013	10/31/2018		Variable, subject to interest rate cap	1.38%		26,056	26,898
25 Cabot Square	3/26/2014	3/26/2020		Fixed	3.50%		163,387	166,951
Simon Hegele Logistics	4/28/2014	6/15/2019		Fixed	1.90%		40,649	41,904
818 Bourke	10/31/2014	10/31/2019		Variable, subject to interest rate cap	2.77%		61,260	65,562
The Summit	3/4/2015	4/1/2022		Variable	3.54%		170,000	170,000
Harder Logistics Portfolio	4/1/2015	2/28/2021		Variable, subject to interest rate cap	0.95%		78,435	81,068
Other Notes Payable
JPMorgan Chase Revolving Credit Facility - Revolving Loan	4/13/2012	6/29/2019		Variable	3.60%	(3)	184,000	99,000
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	6/29/2019		Variable	3.55%		495,000	495,000
WaterWall Place Loan	6/29/2012	11/8/2018		Variable	3.60%		44,897	44,897
Total Principal Outstanding							$1,806,596	$1,840,277
Unamortized Deferred Financing Fees							$(3,768)	$(5,324)
Notes Payable, net							$1,802,828	$1,834,953

(1)	In January 2018, the Company paid off the secured mortgage loan related to 100 Brookes in full.

(2)	The secured mortgage loan was assumed by the buyer with the sale of the property in April 2018.

(3)	Represents the weighted average interest rate as of June 30, 2018

The variable-rate debt has interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 0.65% to 2.50% per annum. As of June 30, 2018, $355.8 million of the Company’s variable-rate debt was capped at strike rates ranging from 1.5% to 3.25%. Additionally, as of December 31, 2017, $401.9 million of our variable rate debt was capped at strike rates ranging from 1.5% to 3.25%.

JPMorgan Chase Revolving Credit Facility

For the period from January 2018 through June 2018, the Company borrowed approximately $141.0 million and made payments of $56.0 million under its revolving credit facility with JPMorgan Chase Bank, National Association (the “Revolving Credit Facility”). From July 1, 2018 through August 13, 2018, the Company made additional borrowings of $22.0 million under the Revolving Credit Facility. The additional borrowings resulted in an outstanding principal balance of $701.0 million on the Revolving Credit Facility as of August 13, 2018. The Revolving Credit Facility had a maximum borrowing capacity of $920.0 million as of June 30, 2018.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents.  The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of June 30, 2018.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from July 1, 2018 through December 31, 2018, for each of the years ending December 31, 2019 through December 31, 2022 and for the period thereafter (in thousands):

	Payments due by Year
	July 1, 2018 through December 31, 2018	2019	2020	2021	2022	Thereafter
Principal payments	$324,398	$998,311	$166,959	$146,928	$170,000	$—

As noted in the table above, the Company is required to make $1.3 billion in principal payments on its outstanding notes payable through 2019. The Company expects to make these payments utilizing proceeds from the sale of its assets pursuant to the Plan of Liquidation, or it may elect to refinance the loans.

5.  DISTRIBUTIONS

The Company has declared distributions for the months of January 2017 through December 2017 at an amount equal to $0.65 per share, per year. For the months of January 2018 through August 2018, the Company declared distributions at an amount equal to $0.0541667 per share, per month ($0.65 per share on an annualized basis). Of this amount, $0.02 of the per share, per month distribution for January 2018 through June 2018, will be designated by the Company as a return of a portion of the stockholders’ invested capital and, as such, will reduce the stockholders’ remaining investment in the Company. From July 2018 to August 2018, the full amount of these distributions will be designated by the Company as a return of a portion of the stockholders’ invested capital and, as such, will reduce the stockholders’ remaining investment in the Company.

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

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for each of the quarters ended during 2018 and 2017, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands). The Company declared distributions to the Company’s stockholders as of daily record dates through December 2017, and as of monthly record dates from January 2018 to August 2018 and aggregates and pays such distributions monthly.

	Stockholders				Noncontrolling Interests
Distributions for the three months ended	Cash Distributions		Distributions Reinvested	Total Declared	Total Declared
2018
June 30, 2018	$22,457		$21,844	$44,301	$52
March 31, 2018	22,126		22,294	44,420	60
Total	$44,583		$44,138	$88,721	$112
2017
December 31, 2017	$310,078	(1)	$22,890	$332,968	$1,064
September 30, 2017	22,224		23,031	45,255	1,786
June 30, 2017	21,935		22,953	44,888	21,053	(2)
March 31, 2017	21,614		22,883	44,497	2,804
Total	$375,851		$91,757	$467,608	$26,707

(1)	Includes $288.0 million related to the Special Distribution described above.

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

6.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended June 30,		Six Months Ended June 30,		Unpaid as of
Type and Recipient	2018	2017	2018	2017	June 30, 2018	December 31, 2017
Asset Management Fee- the Advisor and affiliates of Hines	$8,782	$9,514	$17,641	$18,880	$2,934	$2,430
Disposition Fee- the Advisor	$1,533	$1,040	$1,533	$2,879	—	2,585
Other (1)	$1,393	$1,324	$2,888	$2,746	876	1,978
Property Management Fee- Hines	$1,597	$1,796	$3,128	$3,632	168	146
Development/Construction Management Fee- Hines	$456	$327	$939	$491	446	207
Leasing Fee- Hines	$913	$331	$1,219	$693	1,989	2,129
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	$2,448	$2,849	$4,888	$5,649	516	777
Due to Affiliates					$6,929	$10,252

(1)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

7.  FAIR VALUE MEASUREMENTS

Financial Instruments Fair Value Disclosures

As of June 30, 2018, the Company estimated that the fair value of its notes payable, which had a book value of $1.8 billion, was $1.8 billion. As of December 31, 2017, the Company estimated that the fair value of its notes payable, which had a book value of $1.8 billion, was $1.8 billion. Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of June 30, 2018, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Impairment of Investment Property

Investment properties are reviewed for impairment at each reporting period if events or changes in circumstances indicate that the carrying amount may not be recoverable. The company determined that one of its properties was impaired during the six months ended June 30, 2018 based on the asset having a carrying value that exceeded written offers received from third parties to purchase the property. For the year ended December 31, 2017, the Company determined that one of its properties was impaired as a result of deteriorating market conditions.

The changes in assumptions resulted in the net book value of the assets exceeding the projected undiscounted cash flows for the property. As a result, the assets were written down to fair value. The following table summarizes activity for the Company’s assets measured at fair value, on a non-recurring basis as of June 30, 2018 and December 31, 2017 (in thousands).

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss
June 30, 2018	Investment property	$18,750	$—	$18,750	$—	$5,105
December 31, 2017	Investment property	$25,700	$—	$—	$25,700	$7,124

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

8. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company's investments that are not office properties in “other” based on the geographic location of the investment, due to the Company's ownership of interests in various different types of investments that do not stand alone as their own reportable segment. The Company’s reporting segments consist of the following, based on the Company’s investments as of June 30, 2018:

•	Domestic office investments (9 investments)

•	Domestic other investments (5 investments)

•	International office investments (8 investments)

•	International other investments (11 investments)

The tables below provide additional information related to each of the Company’s segments, geographic location and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts other than percentages are in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total Revenue
Domestic office investments	$33,033	$43,596	$65,696	$87,691
Domestic other investments	25,172	24,177	45,275	48,973
International office investments	17,654	21,994	39,163	46,337
International other investments	9,283	10,045	19,507	23,177
Total Revenue	$85,142	$99,812	$169,641	$206,178

For the three and six months ended June 30, 2018 and 2017 the Company’s total revenue was attributable to the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total Revenue
United States	69%	68%	66%	67%
United Kingdom	7%	8%	9%	10%
Australia	8%	8%	8%	8%
Germany	6%	6%	6%	6%
Poland	6%	5%	7%	5%
Russia	3%	4%	3%	3%
France	1%	1%	1%	1%

For the three and six months ended June 30, 2018 and 2017, the Company’s property revenues in excess of expenses by segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Property revenues in excess of expenses (1)
Domestic office investments	$20,758	$27,565	$41,660	$55,504
Domestic other investments	16,530	15,606	27,970	31,268
International office investments	10,118	13,288	21,350	31,254
International other investments	6,346	7,779	13,617	17,295
Property revenues in excess of expenses	$53,752	$64,238	$104,597	$135,321

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of June 30, 2018 and December 31, 2017, the Company’s total assets by segment was as follows (in thousands):

	June 30, 2018	December 31, 2017
Total Assets
Domestic office investments	$1,138,086	$1,146,312
Domestic other investments	769,559	794,558
International office investments	918,956	1,053,971
International other investments	403,958	429,827
Corporate-level accounts	34,388	301,529
Total Assets	$3,264,947	$3,726,197

As of June 30, 2018 and December 31, 2017, the Company’s total assets were attributable to the following countries:

	June 30, 2018	December 31, 2017
Total Assets
United States	60%	59%
United Kingdom	10%	11%
Australia	9%	9%
Germany	7%	7%
Poland	8%	8%
France	4%	4%
Russia	2%	2%

For the three and six months ended June 30, 2018 and 2017, the reconciliation of the Company’s total property revenues in excess of expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation to property revenues in excess of expenses
Net income (loss)	$45,436	$67,150	$35,254	$166,092
Depreciation and amortization	29,426	34,634	63,423	72,244
Acquisition related expenses	—	52	—	113
Asset management and acquisition fees	8,782	9,514	17,641	18,880
General and administrative expenses	3,073	2,107	5,975	5,274
Impairment losses	5,105	—	5,105	—
(Gain) loss on derivatives	(467)	789	(818)	802
Gain on sale of real estate investments	(58,655)	(55,416)	(58,674)	(140,605)
Foreign currency (gains) losses	7,141	(708)	8,361	(7,328)
Interest expense	15,218	14,905	30,217	29,588
Other (income) expenses	(146)	(138)	(409)	(240)
(Benefit) provision for income taxes	(1,161)	(8,651)	(1,478)	(9,499)
Total property revenues in excess of expenses	$53,752	$64,238	$104,597	$135,321

9. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$28,585	$28,315
Cash paid for taxes	$18,939	$3,318
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$14,759	$14,788
Distributions reinvested	$44,591	$46,216
Shares tendered for redemption	$9,790	$10,924
Assumption of mortgage upon disposition of property	$64,875	$—
Accrued capital additions	$7,512	$3,242

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

11. SUBSEQUENT EVENTS

Suspension of Distribution Reinvestment Plan

In connection with the approval of the Plan of Liquidation by the Company's stockholders on July 17, 2018, the Company’s board of directors, including all of the Company’s independent directors, voted to suspend indefinitely the Company’s distribution reinvestment plan, effective as of August 31, 2018. As a result of the suspension of the distribution reinvestment plan, any distributions paid after August 31, 2018 will be paid to the Company’s stockholders in cash.

Amendment to the Share Redemption Program

In connection with the suspension of the Company’s distribution reinvestment plan described above, on July 17, 2018, the Company’s board of directors approved and adopted the third amended and restated share redemption program (the “Amended SRP”) in order to eliminate the limitation providing that the funds available for redemptions under the share redemption program in a particular month are limited to the funds received from the distribution reinvestment plan in the prior month. Although the Amended SRP eliminates this distribution reinvestment plan proceeds limitation, the Amended SRP continues to limit the number of shares that can be redeemed during any consecutive twelve month period to no more than 5% of the number of shares of the Company’s common stock outstanding at the beginning of such twelve month period. The Amended SRP will replace the current share redemption program, effective as of August 20, 2018. Accordingly, any redemptions of the Company’s common stock made pursuant to requests submitted for the month of August 2018 will be processed in accordance with the terms of the Amended SRP.

German Logistics and Poland Logistics

In July 2018, the Company entered into contracts to sell the Poland Logistics Portfolio, Fiege Mega Centre, the Harder Logistics Portfolio, and the Simon Hegele Logistics properties for an aggregate contract sales price of €450.0 million (approximately $526.0 million based on an exchange rate of $1.17 per EUR). Although the Company expects the closing of this sale to occur in August 2018 for the Germany properties and October for the Poland properties, there can be no assurances as to if or when this sale is completed.

WaterWall Place

In August 2018, the Company entered into a contract to sell WaterWall Place for a contract sales price of $89.5 million. Although the Company expects the closing of this sale to occur in September 2018, there can be no assurances as to if or when this sale is completed.

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

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

—	Whether we will be able to complete the sale of all or substantially all of our assets as expected;

—	Unanticipated difficulties, expenditures or delays relating to our implementation of the Plan of Liquidation, which may reduce or delay our payment of liquidating distributions to our stockholders;

—	Risks associated with the potential response of tenants, business partners and competitors to the announcement of the Plan of Liquidation;

—	Risks associated with legal proceedings that may be instituted against us and others related to the Plan of Liquidation;

—	Competition for tenants, including competition with affiliates of Hines Interests Limited Partnership (“Hines”);

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) was incorporated under the Maryland General Corporation Law on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. In addition, Hines Global raised the equity capital for its real estate investments through two public offerings from August 2009 through April 2014. Hines Global offered up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Hines Global has raised approximately $3.1 billion through its public offerings, including the DRP Offering. Hines Global engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for its public offerings. On July 17, 2018, in connection with the stockholder approval of the plan of liquidation and dissolution (the “Plan of Liquidation”), as discussed below, our board of directors approved to suspend indefinitely our distribution reinvestment plan effective as of August 31, 2018. As a result of the suspension of our distribution reinvestment plan, any distributions paid after August 31, 2018, will be paid to our stockholders in cash.

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

We have completed our investment phase and have accomplished one of our primary investment objectives of investing in a real estate portfolio that is diversified by asset type, geographic area, lease expirations and tenant industries. As of June 30, 2018, we owned interests in 33 real estate investments which contain, in the aggregate, 13.9 million square feet of leasable space. Our portfolio includes the following investments:

•	Domestic office investments (9 investments)

•	Domestic other investments (5 investments)

•	International office investments (8 investments)

•	International other investments (11 investments)

Our portfolio is comprised of approximately 61% domestic and 39% international investments (based on our pro rata share of the estimated value of each of the investments) and consists of a variety of real estate asset classes. Our current investment types encompass approximately 64% office, 22% retail, 12% industrial and 2% residential/living (based on our effective interests of the estimated value of each of the investments). We believe that this diversification is directly in-line with our investment strategies of maintaining a well-diversified real estate portfolio and providing additional diversification across currencies.

We have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for its stockholders. On April 23, 2018, in connection with its review of potential strategic alternatives available to the Company, our board of directors determined that it is in the best interest of the Company and its stockholders to sell all or substantially all of our properties and assets and for the Company to liquidate and dissolve pursuant to the Plan of Liquidation. The principal purpose of the liquidation to is provide liquidity to our stockholders by selling the Company’s assets, paying its debts and distributing the net proceeds from liquidation to our stockholders. As required by Maryland law and our charter, the Plan of Liquidation was approved by the affirmative vote of the holders of at least a majority of the shares of our common stock outstanding and entitled to vote thereon at the Company’s annual meeting of stockholders held on July 17, 2018. We presently estimate that if we are able to successfully implement the Plan of Liquidation, then after the sale of all or substantially all of the Company’s assets and the payment of all of the Company’s outstanding liabilities, we will have made total distributions to our stockholders of approximately $10.00 to $11.00 per share of the Company’s common stock, comprised of three components: (i) the $1.05 per share Special Distribution (defined below under “—Distributions”); (ii) the $0.12 per share Return of Invested Capital Distributions (defined below under “—Distributions”); and (iii) the range of liquidating distributions to be made pursuant to the Plan of Liquidation of $8.83 to $9.83 per share of the Company’s common stock, estimated by our board of directors as of April 23, 2018. Pursuant to the Plan of Liquidation, our board of directors has authorized a monthly liquidating distribution on the shares of our common stock in an amount per share equal to $0.0541667 for each of July and August of 2018. All distributions for the month of July were paid in cash or reinvested in stock for those participating in distribution reinvestment plan on August 1, 2018. The August liquidating distributions will be paid in cash on September 4, 2018. We expect to make the final liquidating distribution on or before a date that is within 24 months after stockholder approval of the Plan of Liquidation. However, there can be no assurances regarding the amounts of any liquidating distributions or the timing thereof.

The following table provides additional information regarding each of the properties in which we owned an interest as of June 30, 2018.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Office Investments
250 Royall	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	78%
9320 Excelsior	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	289,408	100%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	89%
The Campus at Playa Vista	Los Angeles, California	Office	5/2013; $216.6	5.7%	348,724	99%
2300 Main	Irvine, California	Office	8/2013; $39.5	6.4%	132,064	100%
55 M Street	Washington, D.C.	Office	12/2013; $140.9	4.8%	267,652	96%
The Summit	Bellevue, Washington	Office	3/2015; $316.5	5.6%	524,703	96%
Total for Domestic Office Investments					3,044,585	93%

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Other Investments
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	400,530	97%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,477	65%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	766,934	90%
The Rim	San Antonio, Texas	Retail	2/2014, 4/2015, 12/2015 & 12/2016: $285.9	5.9%	1,025,333	92%
WaterWall Place	Houston, Texas	Residential/Living	7/2014; $64.5	7.8% (4)	316,299	85%
Total for Domestic Other Investments					2,826,573	88%

International Office Investments
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	94,240	93%
100 Brookes St.	Brisbane, Australia	Office	7/2012; $67.6	10.5%	105,636	36%
465 Victoria	Sydney, Australia	Office	2/2013; $90.8	8.0%	169,472	88%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,182	85%
825 Ann	Brisbane, Australia	Office	4/2013; $128.2	8.0%	206,505	97%
Perspective Défense	Paris, France	Office	6/2013; $165.8	8.5%	289,663	47%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	455,712	59%
818 Bourke	Melbourne, Australia	Office	10/2014; $135.6	7.1%	259,007	95%
Total for International Office Properties					2,064,417	74%

International Other Investments
FM Logistic	Moscow, Russia	Industrial	4/2011; $70.8	11.2%	748,578	100%
Poland Logistics Portfolio (5)	Poland	Industrial	3/2012 & 10/2012; $157.2	8.1%	2,365,228	94%
Fiege Mega Centre	Erfurt, Germany	Industrial	10/2013; $53.6	7.7%	952,540	100%
Simon Hegele Logistics	Forchheim, Germany	Industrial	6/2014 & 1/2015; $78.9	7.5%	615,555	100%
Harder Logistics Portfolio (6)	Germany	Industrial	4/2015 & 12/2015; $126.5	7.3%	1,287,065	100%
Total for International Other Investments					5,968,966	98%
Total for All Investments					13,904,541	91%	(7)

(1)
Represents the percentage leased based on the effective ownership of the Operating Partnership in the properties listed. On June 30, 2018, the Company owned a 99.99% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership.

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

The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of each property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions, with respect to each property, that in-place tenants will continue to perform under their lease agreements during the 12 months following our acquisition of the property.  In addition, with respect to the Poland Logistics Portfolio, the Minneapolis Retail Center, 465 Victoria, Riverside Center, 825 Ann, the Campus at Playa Vista, The Markets at Town

Center, the Avenue at Murfreesboro, 55 M Street, 818 Bourke and The Summit, the projected property revenues in excess of expenses include assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.

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

(5)	The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland.

(6)	The Harder Logistics Portfolio is comprised of three logistic buildings located in Nuremberg, Karlsdorf and Duisburg, Germany.

(7)	This amount represents the percentage leased assuming we own a 100% interest in each of these properties. The percentage leased based on our effective ownership interest in each property is 91%.

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

We have not generated sufficient cash flow from operations to fully fund distributions paid. Therefore some or all of our distributions may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from the sales of assets, cash advances by our Advisor, and cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of our distributions that may be paid from any of these other sources.

We believe that the proper use of leverage can enhance returns on real estate investments. As of June 30, 2018, our portfolio was 42% leveraged, based on the most recent appraised values of our real estate investments. At that time, we had $1.8 billion of principal outstanding under our various loan agreements with a weighted average interest rate of 3.1%. Approximately $1.3 billion of our loans are maturing during the next year as of August 13, 2018. We expect to make these payments utilizing proceeds from the sale of our assets pursuant to the Plan of Liquidation, or we may elect to refinance the loans.

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

Net cash provided by operating activities decreased by $69.0 million for the six months ended June 30, 2018 as compared to the same period in the prior year. The largest components of the decrease are a $16.6 million termination payment received from the largest tenant at 25 Cabot Square during the six months ended June 30, 2017 and payment of an $11.8 million capital gains tax during the six months ended June 30, 2018 related to Mercedes Benz Bank, which was sold in 2017.  Operating cash flows have also declined due to our dispositions of six properties in 2017 and one property in 2018, decreases in occupancy at 100 Brookes and Riverside Center during the six months ended June 30, 2018, and an increase in cash paid for deferred lease costs during the six months ended June 30, 2018 compared to June 30, 2017.

Cash Flows from Investing Activities

Net cash from investing activities primarily relates to proceeds received from the sales of our real estate investments and capital expenditures at our properties. Net cash from investing activities decreased $361.5 million for the six months ended June 30, 2018 compared to the same period in 2017, primarily due to property sales. We received proceeds of $434.7 million from the sale of three properties during the six months ended June 30, 2017. We received proceeds of $82.1 million from the sale of one property during the six months ended June 30, 2018. The primary factors that contributed to the change between the two periods are summarized below.

2018

•	We received proceeds of $82.1 million from the sale of One Westferry Circus during the six months ended June 30, 2018.

•	We paid $32.3 million in capital expenditures at our operating properties.

2017

•
We received proceeds of $434.7 million from the sale of three properties during the six months ended June 30, 2017. The proceeds received from the sales of the Brindleyplace Project, Southpark, and Aviva Coral Gables were $299.2 million, $38.3 million, and $97.2 million, respectively.

•	We paid $22.4 million in capital expenditures at our operating properties.

Cash Flows from Financing Activities

Redemptions

As described previously, we ceased offering primary shares pursuant to our public offerings in April 2014. During the six months ended June 30, 2018 and 2017, respectively, we redeemed $60.8 million and $50.7 million in shares of our common stock through our share redemption program. During the six months ended June 30, 2017, we also redeemed $52.6 million of Convertible Preferred Equity Certificates (“CPEC”) held by the non controlling interest owner in the Brindleyplace JV.

Distributions

We declared distributions of approximately $0.65 per share, per year for 2017. Additionally, we declared a special distribution of $1.05 per share (the “Special Distribution”) ($288.0 million in total) to all stockholders of record as of December 30, 2017, that was paid in January 2018. In addition, our board of directors authorized monthly distributions aggregating $0.325 per share for the six months ending June 30, 2018 and our board of directors designated an aggregate of $0.12 per share of these distributions as a return of stockholders’ invested capital (the “Return of Invested Capital Distributions”) (such designation is not indicative of the characterization of these distributions for income tax purposes). The Return of Invested Capital Distributions have been paid to stockholders of record as of monthly record dates on the first business day of the month following the month to which the distributions relate. From January 2018 through August 2018, we have declared distributions at an amount equal to $0.0541667 per share, per month ($0.65 per share on an annualized basis). Of this amount, $0.02 of the per share, per month distribution for January 2018 through June 2018, will be designated by the Company as a return of a portion of the stockholders’ invested capital and, as such, will reduce the stockholders’ remaining investment in the Company. From July 2018 to August 2018, the full amount of these distributions will be designated by the Company as a return of a portion of the stockholders’ invested capital and, as such, will reduce the stockholders’ remaining investment in the Company. Distributions are paid monthly on the first business day following the completion of each month to which they relate. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. As a result of the suspension of our distribution reinvestment plan, any distributions paid after August 31, 2018 will be paid to our stockholders in cash. See “Subsequent Events” for more information regarding the suspension of our distribution reinvestment plan. Distributions paid to stockholders (including those reinvested in stock) during the six months ended June 30, 2018 and 2017 were $377.1 million and $89.9 million, respectively.

The table below contains additional information regarding distributions declared to our stockholders and noncontrolling interest holders as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders				Noncontrolling Interests	Distributions funded from Cash Flows From Operating Activities
Distributions for the Three Months Ended	Cash Distributions		Distributions Reinvested	Total Declared	Total Declared
2018
June 30, 2018	$22,457		$21,844	$44,301	$52	$—		—%
March 31, 2018	22,126		22,294	44,420	60	—		—%
Total	$44,583		$44,138	$88,721	$112	$—		—%

2017
December 31, 2017	$310,078	(1)	$22,890	$332,968	$1,064	$2,888		1%
September 30, 2017	22,224		23,031	45,255	1,786	21,091		45%
June 30, 2017	21,935		22,953	44,888	21,053	36,931	(2)	82%	(2)
March 31, 2017	21,614		22,883	44,497	2,804	28,819		64%
Total	$375,851		$91,757	$467,608	$26,707	$89,729		85%

(1)	Includes $288.0 million related to the Special Distribution described above.

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

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our Revolving Credit Facility to provide funding for near-term working capital needs. As mentioned previously, our portfolio was 42% leveraged as of June 30, 2018 (based on the values of our real estate investments) with a weighted average interest rate of 3.1%.

Below is additional information regarding our loan activities for the six months ended June 30, 2018 and 2017. See Note 4 — Debt Financing for additional information regarding our outstanding debt:

2018

•	We borrowed approximately $141.0 million and made payments of $56.0 million under our Revolving Credit Facility.

•	We made a payment of $28.3 million to pay in full the mortgage loan for 100 Brookes in January 2018.

•	We made payments of $6.9 million on our remaining outstanding mortgage loans.

2017

•	We borrowed approximately $60.0 million and made payments of $151.0 million under our Revolving Credit Facility.

•	We made a payment of $151.4 million to fully pay down the secured mortgage loan related to the Brindleyplace Project upon the sale of the property in February 2017.

•	We made a payment of $42.7 million to fully pay down the Aviva Coral Gables loan upon the sale of the property in June 2017.

•	We made a payment of $5.4 million related to the 100 Brookes loan in May 2017.

•	We made payments of $3.8 million on our remaining outstanding mortgage loans.

Results of Operations

Same-store Analysis

The following table presents the property-level revenues in excess of expenses for the three months ended June 30, 2018, as compared to the same period in 2017, by reportable segment. Same-store properties for the three months ended June 30, 2018 include 33 properties that were 91% and 93% leased as of June 30, 2018 and June 30, 2017, respectively (amounts in thousands, except for percentages):

	Three Months Ended June 30,		Change
	2018	2017	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$20,827	$22,587	$(1,760)	(8)%
Domestic other investments	16,543	13,962	2,581	18%
International office investments	9,420	10,406	(986)	(9)%
International other investments	6,359	7,784	(1,425)	(18)%
Total same-store properties	53,149	54,739	(1,590)	(3)%
Disposed properties	603	9,499	(8,896)	(94)%
Total property revenues in excess of expenses	$53,752	$64,238	$(10,486)	(16)%

Other
Depreciation and amortization	$29,426	$34,634	$(5,208)	(15)%
Impairment losses	$5,105	$—	$5,105	—%
Gain on sale of real estate investments	$58,655	$55,416	$3,239	6%
Interest expense	$15,218	$14,905	$313	2%
Income tax provision (benefit)	$(1,161)	$(8,651)	$7,490	(87)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

In total, property revenues in excess of expenses of our same-store properties decreased by 3% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

Domestic office investments:

◦	Revenues in excess of expenses of 550 Terry Francois decreased $0.8 million due to a reduction of gross rents collected from the single tenant as a result of a lease modification in 2017.

◦
Revenues in excess of expenses of Riverside Center decreased by $0.5 million due to vacancies at the property. Riverside Center was 89% leased at June 30, 2018, compared to 99% leased at June 30, 2017.

Domestic other investments:

◦
Revenues in excess of expenses of Markets at Town Center increased $3.1 million, primarily due to the write-off of below-market lease intangibles, related to an anchor tenant vacating the property in June 2018.

International office investments:

◦	Revenues in excess of expenses of 100 Brookes decreased $1.2 million primarily due to the vacancy of the single tenant in January 2018.

◦
Increases in foreign currency exchange rates against the U.S. dollar caused increases in the operating results of our international properties. Specifically, the Euro increased 8% against the U.S. dollar during the three months ended June 30, 2018 compared with the same period in 2017. Additionally, the British pound increased 6% against the U.S. dollar during that period. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our exposure to foreign currency exchange rates.

International other investments:

◦	Revenues in excess of expenses of FM Logistics decreased $1.3 million, primarily due to lease renewals at lower rental rates in the fourth quarter of 2017.

◦	As described above, increases in foreign currency exchange rates against the U.S. dollar caused increases in the operating results of our international properties.

Other changes

The decrease in depreciation and amortization in the table above is primarily due to the sales of six of our properties during 2017.

For the three months ended June 30, 2018, we determined that one of our investment properties was impaired based on the asset having a carrying value that exceeded written offers received from third parties to purchase the property. As a result, an impairment loss of $5.1 million was recorded to write down its carrying value to its fair value as of June 30, 2018. No impairment charges were recorded for the three months ended June 30, 2017.

The increase in the gain on sale of real estate investments in the table above is due to the gain recognized upon the sale of two of our properties during the three months ended June 30, 2017 being less than the gain on the property that was sold during the three months ended June 30, 2018.

The decrease in our income tax benefit is primarily due to the restructuring of certain of our Polish subsidiaries resulting from changes to the tax laws in Poland during the three months ended June 30, 2017.

The following table presents the property-level revenues in excess of expenses for the six months ended June 30, 2018, as compared to the same period in 2017, by reportable segment. Same-store properties for the six months ended June 30, 2018 include 33 properties that were 91% and 93% leased as of June 30, 2018 and June 30, 2017, respectively (amounts in thousands, except for percentages):

	Six Months Ended June 30,		Change
	2018	2017	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$41,809	$45,004	$(3,195)	(7)%
Domestic other investments	27,999	27,504	495	2%
International office investments	18,758	25,283	(6,525)	(26)%
International other investments	13,638	15,071	(1,433)	(10)%
Total same-store properties	102,204	112,862	(10,658)	(9)%
Disposed properties	2,393	22,459	(20,066)	(89)%
Total property revenues in excess of expenses	$104,597	$135,321	$(30,724)	(23)%

Other
Depreciation and amortization	$63,423	$72,244	$(8,821)	(12)%
Impairment losses	$5,105	$—	$5,105	—%
Gain on sale of real estate investments	$58,674	$140,605	$(81,931)	(58)%
Interest expense	$30,217	$29,588	$629	2%
Income tax provision (benefit)	$(1,478)	$(9,499)	$8,021	(84)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

In total, property revenues in excess of expenses of our same-store properties decreased by 9% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

Domestic office investments:

◦	Revenues in excess of expenses of 550 Terry Francois decreased $1.7 million due to a reduction of gross rents collected from the single tenant as a result of a lease modification in 2017.

◦
Revenues in excess of expenses of Riverside Center decreased to the $0.9 million due to vacancies at the property. Riverside Center was 89% leased at June 30, 2018, compared to 99% leased at June 30, 2017.

International office investments:

◦
Revenues in excess of expenses of 25 Cabot Square decreased $4.1 million primarily due to vacancies at the property and increases in property operating expenses caused by a large refurbishment and expansion project.

◦	Revenues in excess of expenses of 100 Brookes decreased $2.2 million primarily due the vacancy of the single tenant in January 2018.

◦
Increases in foreign currency exchange rates against the U.S. dollar caused increases in the operating results of our international properties. Specifically, the Euro increased 12% against the U.S. dollar during the six months ended June 30, 2018 compared with the same period in 2017. Additionally, the British pound increased 9% against the U.S. dollar during that period. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our exposure to foreign currency exchange rates.

International other investments:

◦	Revenues in excess of expenses of FM Logistics decreased $2.4 million, primarily due to lease renewals at lower rental rates in the fourth quarter of 2017.

◦	As described above, increases in foreign currency exchange rates against the U.S. dollar caused increases in the operating results of our international properties.

Other changes

The decrease in depreciation and amortization in the table above is primarily due to the sales of several of our properties during 2017.

For the six months ended June 30, 2018, we determined that one of our investment properties was impaired based on the asset having a carrying value that exceeded written offers received from third parties to purchase the property. As a result, an impairment loss of $5.1 million was recorded to write down its carrying value to its fair value as of June 30, 2018. No impairment charges were recorded for the six months ended June 30, 2017.

The decrease in the gain on sale of real estate investments in the table above is due to the gain recognized upon the sale of three of our properties during the six months ended June 30, 2017. One property was sold during six months ended June 30, 2018.

The decrease is our income tax benefit is primarily due to the restructuring of certain of our Polish subsidiaries resulting from changes in tax laws in Poland during the six months ended June 30, 2017.

Other Expenses

The tables below provide detail relating to our asset management and acquisition fees, acquisition-related expenses, and general and administrative expenses for the three and six months ended June 30, 2018 and 2017.  All amounts in thousands, except percentages:

	Three Months Ended June 30,		Change
	2018	2017	$	%
Asset management and acquisition fees	$8,782	$9,514	$(732)	(8)%
Acquisition related expenses	$—	$52	$(52)	(100)%
General and administrative expenses	$3,073	$2,107	$966	46%
Foreign currency gains (losses)	$(7,141)	$708	$(7,849)	(1,109)%

	Six Months Ended June 30,		Change
	2018	2017	$	%
Asset management and acquisition fees	$17,641	$18,880	$(1,239)	(7)%
Acquisition related expenses	$—	$113	$(113)	(100)%
General and administrative expenses	$5,975	$5,274	$701	13%
Foreign currency gains (losses)	$(8,361)	$7,328	$(15,689)	(214)%

The changes identified in the tables above are primarily due to the following:

•
We pay monthly asset management fees to the Advisor based on an annual fee of 1.5% of the net equity capital invested in real estate, which may be affected by the timing of the property sales, amounts of equity invested in properties that are sold, capital expenditures and changes in the leverage of our properties.

•
General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. The increase is due to increased legal and consulting costs associated with the Plan of Liquidation.

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

During the six months ended June 30, 2018 and 2017, these gains/losses were primarily related to the effect of remeasuring our borrowings denominated in currencies other than our functional currencies and the changes to the related exchange rates between the date of the borrowing and the end of each period.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations (in thousands, except per share amounts) for the three and six months ended June 30, 2018 and 2017 and the period from inception (December 10, 2008) through June 30, 2018. As we have recently completed the acquisition phase of our life cycle, FFO and MFFO are not useful in comparing operations for the two periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (December 10, 2008) through June 30, 2018
	2018	2017	2018	2017
Net income (loss)	$45,436	$67,150	$35,254	$166,092	$364,086
Depreciation and amortization (1)	29,426	34,634	63,423	72,244	1,051,008
Gain on sale of investment property (2)	(58,655)	(55,416)	(58,674)	(140,605)	(629,009)
Impairment Losses (3)	5,105	—	5,105	—	12,229
Provision for income taxes related to sale of real estate	—	—	—	—	12,911
Gain on sale of property from unconsolidated subsidiary	—	—	—	—	(7,196)
Adjustments for noncontrolling interests (4)	(5)	(110)	(33)	(1,089)	(31,659)
Funds from Operations attributable to common stockholders	21,307	46,258	45,075	96,642	772,370
Loss (gain) on derivative instruments (5)	(467)	789	(818)	802	(4,963)
Loss (gain) on foreign currency (6)	6,314	(798)	7,656	(6,946)	42,069
Other components of revenues and expenses (7)	865	551	3,689	19,080	(27,715)
Acquisition fees and expenses (8)	—	52	—	113	223,148
Adjustments for noncontrolling interests (4)	(1)	11	(1)	326	5,216
Modified Funds From Operations attributable to common stockholders	$28,018	$46,863	$55,601	$110,017	$1,010,125
Basic and diluted income (loss) per common share	$0.17	$0.18	$0.13	$0.41	$1.87
Funds From Operations attributable to common stockholders per common share	$0.08	$0.17	$0.17	$0.35	$4.54
Modified Funds From Operations attributable to common stockholders per common share	$0.10	$0.17	$0.20	$0.40	$5.94
Weighted average shares outstanding	272,621	276,999	272,985	277,317	170,057

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

(3)
Represents impairment charges recorded for the three and six months ended June 30, 2018 and 2017 in accordance with GAAP. Although such impairment charges on operating real estate investments and our investments in unconsolidated entities are included in the calculation of net income (loss), we have excluded them from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments and our investments in unconsolidated entities on a comparative basis.

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

(7)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (December 10, 2008) through June 30, 2018
	2018	2017	2018	2017
Straight-line rent adjustment (a)	$(766)	$(2,924)	$(848)	$11,085	$(102,998)
Amortization of lease incentives (b)	5,237	4,351	10,311	8,479	55,489
Amortization of out-of-market leases (b)	(3,606)	(876)	(5,774)	(490)	16,787
Other	—	—	—	6	3,007
	$865	$551	$3,689	$19,080	$(27,715)

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

As noted previously, our cash flows from operations have been and may continue to be insufficient to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as cash advances by the Advisor, cash resulting from a waiver or deferral of fees, proceeds from the sale of assets and/or borrowings. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

From inception through June 30, 2018, we declared distributions to our stockholders totaling $1,051.5 million (which does not include the $288.0 million Special Distribution), compared to total aggregate FFO of $772.4 million and cash flows from operating activities of $587.2 million. For the three months ended June 30, 2018, we declared distributions to our stockholders totaling $44.3 million, compared to total aggregate FFO of $21.3 million. For the three months ended June 30, 2017, we declared distributions to our stockholders totaling $44.9 million, compared to total aggregate FFO of $46.3 million. For the six months ended June 30, 2018, we declared distributions to our stockholders totaling $88.7 million, compared to total aggregate FFO of $45.1 million. For the six months ended June 30, 2017, we declared distributions to our stockholders totaling $89.4 million, compared to total aggregate FFO of $96.6 million. During our offering and investment stages, we incurred acquisition fees and expenses in connection with our real estate investments, which were recorded as reductions to net income (loss) and FFO. These fees and expenses totaled $223.1 million from inception through June 30, 2018.

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

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Suspension of Distribution Reinvestment Plan

In connection with the approval of the Plan of Liquidation by our stockholders on July 17, 2018, our board of directors, including all of our independent directors, voted to suspend indefinitely our distribution reinvestment plan, effective as of August 31, 2018. As a result of the suspension of our distribution reinvestment plan, any distributions paid after August 31, 2018 will be paid to our stockholders in cash.

Amendment to the Share Redemption Program

In connection with the suspension of our distribution reinvestment plan described above, on July 17, 2018, our board of directors approved and adopted the third amended and restated share redemption program (the “Amended SRP”) in order to eliminate the limitation providing that the funds available for redemptions under the share redemption program in a particular month are limited to the funds received from our distribution reinvestment plan in the prior month. Although the Amended SRP eliminates this distribution reinvestment plan proceeds limitation, the Amended SRP continues to limit the number of shares that can be redeemed during any consecutive twelve month period to no more than 5% of the number of shares of our common stock outstanding at the beginning of such twelve month period. The Amended SRP will replace the current share redemption program, effective as of August 20, 2018. Accordingly, any redemptions of our common stock made pursuant to requests submitted for the month of August 2018 will be processed in accordance with the terms of the Amended SRP.

German Logistics and Poland Logistics

In July 2018, we entered into contracts to sell the Poland Logistics Portfolio, Fiege Mega Centre, the Harder Logistics Portfolio, and the Simon Hegele Logistics properties for an aggregate contract sales price of €450.0 million (approximately $526.0 million based on an exchange rate of $1.17 per EUR). Although we expect the closing of this sale to occur in August 2018 for the Germany properties and October for the Poland properties, there can be no assurances as to if or when this sale is completed.

WaterWall Place

In August 2018, we entered into a contract to sell WaterWall Place for a contract sales price of $89.5 million. Although we expect the closing of this sale to occur in September 2018, there can be no assurances as to if or when this sale is completed.

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

At June 30, 2018, we had fixed-rate debt of $269.5 million and variable-rate debt of $1.5 billion. If interest rates were to increase by 1% and all other variables were held constant, we would incur $15.4 million in additional annual interest expense associated with our variable-rate debt. Additionally, we hedged approximately $355.8 million of our variable-rate debt using interest rate caps, which limit our exposure to rising interest rates. As of June 30, 2018, the variable interest rates did not exceed their capped interest rates.

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

	Reduction in Book Value as of June 30, 2018	Reduction in Net Income (Loss) for the Six Months Ended June 30, 2018
AUD	$9,163	$170
EUR	$12,168	$656
GBP	$13,327	$5,064
RUB	$5,936	$152

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of August 13, 2018, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
April 1, 2018 to April 30, 2018	1,244,065	$9.04	1,244,065	—
May 1, 2018 to May 31, 2018	764,349	$9.04	764,349	41,273
June 1, 2018 to June 30, 2018	1,071,917	$9.04	1,071,917	—
Total	3,080,331	$9.04	3,080,331

(1)
This amount represents the number of shares available for redemption on June 30, 2018. Our share redemption program was first announced at the commencement of our initial public offering in February 2009. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year. In addition, prior to August 20, 2018, unless our board of directors determined otherwise, redemptions were further limited to the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. Effective as of August 20, 2018, and in connection with the suspension of our distribution reinvestment plan, our share redemption program was amended to eliminate the distribution reinvestment plan proceeds limitation. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder.

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

99.1
Third Amended and Restated Share Redemption Program, effective as of August 20, 2018 (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K on July 17, 2018 and incorporated by reference herein)

101	*
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 13, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES GLOBAL REIT, INC.

August 13, 2018	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

August 13, 2018	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary