Form 10-Q
period 2018-09-30
Hines Global REIT, Inc.
filed 2018-11-14
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

 As of November 6, 2018, approximately 269.3 million shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2018	December 31, 2017
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$2,348,389	$2,689,276
Cash and cash equivalents	142,323	401,326
Restricted cash	20,206	16,884
Derivative instruments	—	1
Tenant and other receivables, net	67,776	73,341
Intangible lease assets, net	284,820	406,257
Deferred leasing costs, net	143,785	107,789
Deferred financing costs, net	569	1,225
Other assets	29,494	30,098
Total assets	$3,037,362	$3,726,197
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$118,340	$105,151
Due to affiliates	7,698	10,252
Intangible lease liabilities, net	58,477	69,566
Other liabilities	21,512	27,586
Distributions payable	26,283	303,131
Notes payable, net	1,447,722	1,834,953
Total liabilities	1,680,032	2,350,639

Commitments and contingencies (Note 10)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 270,889 and 274,255 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	271	274
Additional paid-in capital	2,437,937	2,471,004
Accumulated distributions in excess of earnings	(925,523)	(968,158)
Accumulated other comprehensive income (loss)	(155,963)	(128,869)
Total stockholders’ equity	1,356,722	1,374,251
Noncontrolling interests	608	1,307
Total equity	1,357,330	1,375,558
Total liabilities and equity	$3,037,362	$3,726,197

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2018 and 2017
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$73,131	$93,959	$233,742	$287,650
Other revenue	4,458	6,401	13,490	18,888
Total revenues	77,589	100,360	247,232	306,538
Expenses:
Property operating expenses	17,624	22,038	57,770	63,741
Real property taxes	10,475	12,351	31,779	37,208
Property management fees	1,964	2,033	5,535	6,331
Depreciation and amortization	24,632	32,936	88,056	105,180
Acquisition related expenses	—	—	—	113
Asset management and acquisition fees	8,886	9,690	26,527	28,570
General and administrative expenses	2,212	2,002	8,187	7,277
Impairment losses	4,274	—	9,378	—
Total expenses	70,067	81,050	227,232	248,420
Income (loss) before other income (expenses) and benefit (provision) for income taxes	7,522	19,310	20,000	58,118
Other income (expenses):
Gain (loss) on derivative instruments	(857)	174	(39)	(628)
Gain on sale of real estate investments	157,473	74,560	216,147	215,165
Foreign currency gains (losses)	3,818	(1,941)	(4,543)	5,386
Interest expense	(15,704)	(14,435)	(45,921)	(44,024)
Other income (expenses)	184	226	570	466
Income (loss) before benefit (provision) for income taxes	152,436	77,894	186,214	234,483
Benefit (provision) for income taxes	(95)	(950)	1,383	8,548
Provision for income taxes related to sale of real estate	(3,229)	(12,911)	(3,229)	(12,911)
Net income (loss)	149,112	64,033	184,368	230,120
Net (income) loss attributable to noncontrolling interests	(10,996)	300	(10,220)	(53,187)
Net income (loss) attributable to common stockholders	$138,116	$64,333	$174,148	$176,933
Basic and diluted income (loss) per common share	$0.51	$0.23	$0.64	$0.64
Distributions declared per common share	$0.16	$0.16	$0.49	$0.49
Weighted average number of common shares outstanding	271,733	276,228	272,563	276,950
Net comprehensive income (loss):
Net income (loss)	$149,112	$64,033	$184,368	$230,120
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,967)	14,488	(27,101)	63,176
Net comprehensive income (loss)	146,145	78,521	157,267	293,296
Net comprehensive (income) loss attributable to noncontrolling interests	(9,435)	294	(10,213)	(56,569)
Net comprehensive income (loss) attributable to common stockholders	$136,710	$78,815	$147,054	$236,727

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2018 and 2017
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2018	274,255	$274	$2,471,004	$(968,158)	$(128,869)	$1,374,251	$1,307
Cumulative effect of accounting changes	—	—	—	1,365	—	1,365	898
Issuance of common shares	6,553	7	59,008	—	—	59,015	—
Contribution from noncontrolling interest	—	—	—	—	—	—	70
Distributions declared	—	—	—	(132,878)	—	(132,878)	(11,880)
Redemption of common shares	(9,919)	(10)	(92,023)	—	—	(92,033)	—
Issuer costs	—	—	(52)	—	—	(52)	—
Net income (loss)	—	—	—	174,148	—	174,148	10,220
Foreign currency translation adjustment	—	—	—	—	(32,879)	(32,879)	(7)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	5,785	5,785	—
Balance as of September 30, 2018	270,889	$271	$2,437,937	$(925,523)	$(155,963)	$1,356,722	$608

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2017	277,331	$277	$2,507,186	$(821,500)	$(199,929)	$1,486,034	$22,201
Issuance of common shares	6,887	7	69,274	—	—	69,281	—
Contribution from noncontrolling interest	—	—	—	—	—	—	33
Distributions declared	—	—	—	(134,640)	—	(134,640)	(25,643)
Redemption of CPECs	—	—	—	—	—	—	(52,552)
Redemption of common shares	(8,329)	(8)	(93,455)	—	—	(93,463)	—
Issuer costs	—	—	(32)	—	—	(32)	—
Net income (loss)	—	—	—	176,933	—	176,933	53,187
Foreign currency translation adjustment	—	—	—	—	50,982	50,982	(232)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	8,812	8,812	3,614
Balance as of September 30, 2017	275,889	$276	$2,482,973	$(779,207)	$(140,135)	$1,563,907	$608

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$184,368	$230,120
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	100,971	121,068
Allowance for deferred tax assets	—	(11,172)
Foreign currency (gains) losses	4,543	(5,386)
(Gain) on the sale of real estate investments	(216,147)	(215,165)
Impairment losses	9,378	—
(Gain) loss on derivative instruments	39	628
Changes in assets and liabilities:
Change in other assets	(1,884)	4,418
Change in tenant and other receivables	3,382	3,265
Change in deferred leasing costs	(58,670)	(33,933)
Change in accounts payable and accrued expenses	6,064	10,184
Change in other liabilities	(1,878)	(7,233)
Change in due to affiliates	(2,742)	(9,953)
Net cash from operating activities	27,424	86,841
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of real estate investments	374,152	565,703
Capital expenditures at operating properties and developments	(48,769)	(33,984)
Investments in real estate loans receivable	—	(1,743)
Proceeds from collection of real estate loans receivable	—	7,181
Net cash from investing activities	325,383	537,157
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from noncontrolling interest	70	—
Redemption of common shares	(89,499)	(82,654)
Payments of issuer costs	(76)	(37)
Distributions paid to stockholders and noncontrolling interests	(362,593)	(97,520)
Redemption of CPEC	—	(52,552)
Proceeds from notes payable	337,000	123,059
Payments on notes payable	(491,825)	(494,797)
Change in security deposit liability	751	(9)
Deferred financing costs paid	(286)	(265)
Payments related to interest rate contracts	(33)	(8)
Net cash used in financing activities	(606,491)	(604,783)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,997)	9,649
Net change in cash, cash equivalents, and restricted cash	(255,681)	28,864
Cash, cash equivalents, and restricted cash, beginning of period	418,210	156,724
Cash, cash equivalents, and restricted cash, end of period	$162,529	$185,588

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2018 and 2017

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2017 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of September 30, 2018, the results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

The Company raised the equity capital for its real estate investments through two public offerings from August 5, 2009 through April 11, 2014. In addition, the Company offered up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Collectively, through its public offerings, the Company has raised gross offering proceeds of approximately $3.1 billion, including the DRP Offering, all of which have been invested in the Company’s real estate portfolio. On July 17, 2018, in connection with the stockholder approval of the plan of liquidation and dissolution (the “Plan of Liquidation”), as discussed below, the Company’s board of directors determined to suspend indefinitely the Company’s distribution reinvestment plan effective as of August 31, 2018. As a result of the suspension of the Company’s distribution reinvestment plan, all distributions paid after August 31, 2018 will be paid to the Company’s stockholders in cash.

By the end of 2015, the Company completed its investment of the proceeds raised through its public offerings. Since its inception, the Company has owned interests in 45 properties, 18 of which were sold as of September 30, 2018. As a result, the Company owned 27 properties, which consisted of the following:

•	Domestic office investments (9 investments)

•	Domestic other investments (4 investments)

•	International office investments (8 investments)

•	International other investments (6 investments)

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

Tenant and Other Receivables

Tenant and other receivables are shown at cost in the condensed consolidated balance sheets, net of allowance for doubtful accounts of $5.1 million and $3.8 million at September 30, 2018 and December 31, 2017, respectively.

Other Assets

Other assets included the following (in thousands):

	September 30, 2018	December 31, 2017
Prepaid expenses	$3,036	$3,021
Deferred tax assets	26,118	26,670
Other	340	407
Other assets	$29,494	$30,098

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month or quarter to which they relate. As of September 30, 2018 and December 31, 2017, respectively, the Company recorded liabilities of $15.0 million and $16.7 million related to prepaid rental payments, which were included in other liabilities in the accompanying condensed consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease, including rent holidays, if any. Straight-line rent receivable was $54.2 million and $53.9 million as of September 30, 2018 and December 31, 2017, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

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

The Company is in the process of evaluating the impact that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements relating to its lessor leases and other lessee leases, if any. Within our lessor leases, we are entitled to receive tenant reimbursements for operating expenses such as real estate taxes, insurance and common area maintenance, of which it expects to account for these lease and non-lease components as a single lease component since the timing and pattern of transfer is the same in accordance with ASU 2018-11. The Company has currently identified certain areas the Company believes may be impacted by the adoption of ASU 2016-02, which include:

•
The Company has a ground lease agreement in which the Company is the lessee for land at New City that the Company currently accounts for as an operating lease. The rental expense associated with this lease was $0.2 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. Upon adoption of ASU 2016-02, the Company will record any rights and obligations under this lease as an asset and liability at fair value in the Company’s consolidated balance sheets.

•	Determination of costs to be capitalized associated with leases. ASU 2016-02 will limit the capitalization associated with certain costs to costs that are a direct result of obtaining a lease.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Buildings and improvements	$1,968,996	$2,255,267
Less: accumulated depreciation	(234,940)	(237,767)
Buildings and improvements, net	1,734,056	2,017,500
Land	614,333	671,776
Investment property, net	$2,348,389	$2,689,276

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

In August 2018, the Company completed the sale of Fiege Mega Centre, Simon Hegele Logistics, and the Harder Logistics Portfolio (collectively, the “German Logistics Properties”) for a contract sales price of €310.0 million (approximately $359.6 million based on an exchange rate of $1.16 per EUR on the date of the transaction). The Company recognized a gain on sale of these assets of $125.4 million net of disposition fees, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss).

In September 2018, the Company completed the sale of WaterWall Place for a contract sales price of $89.5 million. The Company recognized a gain on sale of this asset of $32.2 million net of disposition fees, which was recorded in gain (loss) on sale of real estate investments on the condensed consolidated statements of operations and comprehensive income (loss).

See Note 11 — Subsequent Events for information on the Company’s dispositions of real estate investments made subsequent to September 30, 2018.

In July 2018, the Company entered into a contract to sell the Poland Logistics Portfolio for a contract sales price of €140.0 million (approximately $163.8 million based on an exchange rate of $1.17 per EUR). Although the Company expects the closing of this sale to occur in November 2018, there can be no assurances as to if or when this sale is completed.

The Company sold its interests in six properties during the year ended December 31, 2017. The aggregate sale price of these properties was approximately $1.0 billion, and the Company recorded aggregate gains of $364.3 million on the sales of these properties.

As of September 30, 2018, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$532,212	$59,280	$(104,989)
Less: accumulated amortization	(265,276)	(41,396)	46,512
Net	$266,936	$17,884	$(58,477)

As of December 31, 2017, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$662,854	$69,510	$(108,043)
Less: accumulated amortization	(283,774)	(42,333)	38,477
Net	$379,080	$27,177	$(69,566)

Amortization expense of in-place leases was $10.6 million and $16.2 million for the three months ended September 30, 2018 and 2017, respectively. Net amortization of out-of-market leases resulted in increases to rental revenue of $0.3 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively.

Amortization expense of in-place leases was $43.1 million and $54.5 million for the nine months ended September 30, 2018 and 2017, respectively. Net amortization of out-of-market leases resulted in increases to rental revenue of $6.1 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for the period from October 1, 2018 through December 31, 2018 and for each of the years ending December 31, 2019 through December 31, 2022 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
October 1, 2018 through December 31, 2018	$8,897	$(239)
2019	31,856	(2,141)
2020	27,798	(2,471)
2021	21,059	(1,876)
2022	16,217	(2,344)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space. As of September 30, 2018, the approximate fixed future minimum rentals for the period from October 1, 2018 through December 31, 2018, for each of the years ending December 31, 2019 through December 31, 2022 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
October 1, 2018 through December 31, 2018	$58,010
2019	234,309
2020	219,473
2021	185,696
2022	158,128
Thereafter	678,650
Total	$1,534,266

During the nine months ended September 30, 2018 and 2017, the Company did not earn more than 10% of its total rental revenue from any individual tenant.

4. DEBT FINANCING

As of September 30, 2018 and December 31, 2017, the Company had approximately $1.4 billion and $1.8 billion of principal outstanding, respectively, with a weighted average years to maturity of 0.8 years and 1.7 years, respectively, and a weighted average interest rate of 3.4% and 2.8%, respectively. The following table describes the Company’s debt outstanding at September 30, 2018 and December 31, 2017 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date		Interest Rate Description	Interest Rate as of September 30, 2018		Principal Outstanding at September 30, 2018	Principal Outstanding at December 31, 2017
Secured Mortgage Debt
100 Brookes	7/13/2012	1/31/2018	(1)	Variable	N/A		$—	$28,098
Poland Logistics Portfolio	8/2/2012	6/28/2019		Variable, subject to interest rate cap	2.00%		68,485	71,183
Minneapolis Retail Center	8/2/2012	8/10/2019		Fixed	3.50%		65,500	65,500
825 Ann	11/16/2012	11/20/2018	(2)	Variable, subject to interest rate cap	2.58%		58,490	63,247
465 Victoria	2/28/2013	12/3/2018	(2)	Variable, subject to interest rate cap	3.21%		38,405	41,528
New City	3/28/2013	3/18/2021		Variable, subject to interest rate cap	2.30%		76,652	80,831
One Westferry Circus	5/9/2013	5/5/2020	(3)	Fixed	N/A		—	64,757
The Campus at Playa Vista	5/14/2013	12/1/2018	(2)	Variable	3.51%		150,000	150,000
Perspective Défense	6/21/2013	7/25/2019		Variable, subject to interest rate cap	2.18%		81,214	83,853
Fiege Mega Centre	10/18/2013	10/31/2018	(4)	Variable, subject to interest rate cap	N/A		—	26,898
25 Cabot Square	3/26/2014	3/26/2020		Fixed	3.50%		161,184	166,951
Simon Hegele Logistics	4/28/2014	6/15/2019	(4)	Fixed	N/A		—	41,904
818 Bourke	10/31/2014	10/31/2019	(2)	Variable, subject to interest rate cap	2.63%		59,729	65,562
The Summit	3/4/2015	4/1/2022	(5)	Variable	N/A		—	170,000
Harder Logistics Portfolio	4/1/2015	2/28/2021	(4)	Variable, subject to interest rate cap	N/A		—	81,068
Other Notes Payable
JPMorgan Chase Revolving Credit Facility - Revolving Loan	4/13/2012	6/29/2019		Variable	3.67%	(6)	195,000	99,000
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	6/29/2019		Variable	3.70%		495,000	495,000
WaterWall Place Loan	6/29/2012	11/8/2018	(7)	Variable	N/A		—	44,897
Total Principal Outstanding							$1,449,659	$1,840,277
Unamortized Deferred Financing Fees							$(1,937)	$(5,324)
Notes Payable, net							$1,447,722	$1,834,953

(1)	In January 2018, the Company paid off the secured mortgage loan related to 100 Brookes in full.

(2)	The Company paid off the secured mortgage loans in full with proceeds from the sales of the properties in November 2018.

(3)	The secured mortgage loan was assumed by the buyer with the sale of the property in April 2018.

(4)	The secured mortgage loans were assumed by the buyer with the sales of the properties in August 2018.

(5)	In August 2018, the Company paid off the secured mortgage loan related to The Summit in full.

(6)	Represents the weighted average interest rate as of September 30, 2018.

(7)	The Company paid off the secured mortgage loan in full with proceeds from the sale of the property in September 2018.

The variable-rate debt has interest rates ranging from LIBOR, EURIBOR or the BBSY screen rate plus 0.65% to 2.50% per annum. As of September 30, 2018, $282.1 million of the Company’s variable-rate debt was capped at strike rates ranging from 2.0% to 3.25%. Additionally, as of December 31, 2017, $401.9 million of our variable rate debt was capped at strike rates ranging from 1.5% to 3.25%.

JPMorgan Chase Revolving Credit Facility

For the period from January 2018 through September 2018, the Company borrowed approximately $337.0 million and made payments of $241.0 million under its revolving credit facility with JPMorgan Chase Bank, National Association (the “Revolving Credit Facility”). From October 1, 2018 through November 14, 2018, the Company made additional borrowings of $6.0 million and additional payments of $21.0 million under the Revolving Credit Facility. The additional borrowings and payments resulted in an outstanding principal balance of $675.0 million on the Revolving Credit Facility as of November 14, 2018. The Revolving Credit Facility had a maximum borrowing capacity of $920.0 million as of September 30, 2018.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents.  The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of September 30, 2018.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from October 1, 2018 through December 31, 2018, for each of the years ending December 31, 2019 through December 31, 2022 and for the period thereafter (in thousands):

	Payments due by Year
	October 1, 2018 through December 31, 2018	2019	2020	2021	2022	Thereafter
Principal payments	$248,377	$966,364	$163,519	$71,399	$—	$—

As noted in the table above, the Company is required to make $1.2 billion in principal payments on its outstanding notes payable through 2019. The Company expects to make these payments utilizing proceeds from the sale of its assets pursuant to the Plan of Liquidation, or it may elect to refinance the loans.

5.  DISTRIBUTIONS

The Company has declared distributions for the months of January 2017 through December 2017 at an amount equal to $0.65 per share, per year. For the months of January 2018 through November 2018, the Company declared distributions at an amount equal to $0.0541667 per share, per month ($0.65 per share on an annualized basis). Of this amount, $0.02 of the per share, per month distribution for January 2018 through June 2018, was designated by the Company as a return of a portion of the stockholders’ invested capital and, as such, reduced the stockholders’ remaining investment in the Company. From July 2018 to November 2018, the full amount of these distributions has been designated by the Company as a return of a portion of the stockholders’ invested capital and, as such, has reduced or will reduce the stockholders’ remaining investment in the Company. In July 2018, in connection with the approval by the Company’s stockholders of the Plan of Liquidation, the Company’s board of directors voted to suspend indefinitely the Company’s distribution reinvestment plan effective as of August 31, 2018. Accordingly, all distributions from August to November 2018 have been or will be paid in cash.

Additionally, on December 29, 2017, the Company declared a distribution to stockholders of $1.05 (the “Special Distribution”) per share that was paid in cash to all stockholders of record as of December 30, 2017 in January 2018. This distribution has been designated by the Company as a special distribution, which represents a return of a portion of the stockholders’ invested capital from sales of investment property and, as such, reduced their remaining investment in the Company. The Special Distribution represents a portion of the net proceeds received from the strategic sale of six assets during 2017. The Special Distribution was not subject to reinvestment pursuant to the Company’s distribution reinvestment plan.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for each of the quarters ended during 2018 and 2017, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands). The Company declared distributions to the Company’s stockholders as of daily record dates through December 2017, and as of monthly record dates from January 2018 to November 2018 and aggregates and pays such distributions monthly.

	Stockholders				Noncontrolling Interests
Distributions for the three months ended	Cash Distributions		Distributions Reinvested	Total Declared	Total Declared
2018
September 30, 2018	$36,970		$7,187	$44,157	$11,768	(1)
June 30, 2018	22,457		21,844	44,301	52
March 31, 2018	22,126		22,294	44,420	60
Total	$81,553		$51,325	$132,878	$11,880
2017
December 31, 2017	$310,078	(2)	$22,890	$332,968	$1,064
September 30, 2017	22,224		23,031	45,255	1,786
June 30, 2017	21,935		22,953	44,888	21,053	(3)
March 31, 2017	21,614		22,883	44,497	2,804
Total	$375,851		$91,757	$467,608	$26,707

(1)
For the three months ended September 30, 2018, distributions declared to the noncontrolling interests included a distribution totaling $11.6 million to an affiliate of Hines who was the Company’s JV partner in the WaterWall JV, as a result of the sale of WaterWall Place.

(2)	Includes $288.0 million related to the Special Distribution described above.

(3)
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

6.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid as of
Type and Recipient	2018	2017	2018	2017	September 30, 2018	December 31, 2017
Asset Management Fee- the Advisor and affiliates of Hines	$8,886	$9,690	$26,527	$28,570	$2,724	$2,430
Disposition Fee- the Advisor	$4,243	$1,320	$5,776	$4,199	652	2,585
Other (1)	$1,342	$1,650	$4,230	$4,396	858	1,978
Property Management Fee- Hines	$1,540	$1,784	$4,668	$5,411	166	146
Development/Construction Management Fee- Hines	$725	$430	$1,664	$921	588	207
Leasing Fee- Hines	$724	$998	$1,943	$1,691	2,208	2,129
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	$2,480	$2,660	$7,367	$8,286	502	777
Due to Affiliates					$7,698	$10,252

(1)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

In addition to the fees and expenses payable to Hines and its affiliates described in the table above, the Company declared a distribution of $11.6 million to an affiliate of Hines as a result of the sale of WaterWall Place. This amount is included in distributions payable on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2018. See Note 5 — Distributions for additional details about the distribution.

7.  FAIR VALUE MEASUREMENTS

Financial Instruments Fair Value Disclosures

As of September 30, 2018, the Company estimated that the fair value of its notes payable, which had a book value of $1.4 billion, was $1.4 billion. As of December 31, 2017, the Company estimated that the fair value of its notes payable, which had a book value of $1.8 billion, was $1.8 billion. Management has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of September 30, 2018, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Impairment of Investment Property

Investment properties are reviewed for impairment at each reporting period if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company determined that two of its properties were impaired during the nine months ended September 30, 2018 based on the assets having carrying values that exceeded the contract sales price under the executed purchase and sale agreement for each of the properties. For the year ended December 31, 2017, the Company determined that one of its properties was impaired as a result of deteriorating market conditions.

As of December 31, 2017, the Company’s estimated fair value of the investment property was based on a comparison of recent market activity and discounted cash flow models, which include estimates of property-specific inflows and outflows over a specific holding period.  Significant unobservable quantitative inputs used in determining the fair value of the investment property for the period ended December 31, 2017 include: a discount rate of 9.0%; a capitalization rate of 7.5%; stabilized occupancy rate of 92.5%; and a current market rental rate of $28.00 per square foot.  These inputs are based on the location, type and nature of each property, current and anticipated market conditions, and management’s knowledge and expertise in real estate.

The following table summarizes activity for the Company’s assets measured at fair value, on a non-recurring basis as of September 30, 2018 and December 31, 2017 (in thousands).

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss
September 30, 2018	Investment property	$68,250	$—	$68,250	$—	$9,378
December 31, 2017	Investment property	$25,700	$—	$—	$25,700	$7,124

8. REPORTABLE SEGMENTS

The Company’s investments in real estate are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company's investments that are not office properties in “other” based on the geographic location of the investment, due to the Company's ownership in various different types of investments that do not stand alone as their own reportable segment. The Company’s reporting segments consist of the following, based on the Company’s investments as of September 30, 2018:

•	Domestic office investments (9 investments)

•	Domestic other investments (4 investments)

•	International office investments (8 investments)

•	International other investments (6 investments)

The tables below provide additional information related to each of the Company’s segments, geographic location and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts other than percentages are in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total Revenue
Domestic office investments	$32,882	$43,522	$98,579	$131,211
Domestic other investments	20,924	21,825	66,199	70,800
International office investments	16,994	24,581	56,157	70,918
International other investments	6,789	10,432	26,297	33,609
Total Revenue	$77,589	$100,360	$247,232	$306,538

For the three and nine months ended September 30, 2018 and 2017 the Company’s total revenue was attributable to the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total Revenue
United States	69%	65%	65%	66%
United Kingdom	5%	9%	8%	10%
Australia	10%	10%	9%	9%
Germany	4%	5%	6%	6%
Poland	7%	6%	7%	5%
Russia	3%	3%	3%	3%
France	2%	2%	2%	1%

For the three and nine months ended September 30, 2018 and 2017, the Company’s property revenues in excess of expenses by segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Property revenues in excess of expenses (1)
Domestic office investments	$20,400	$27,223	$62,085	$82,724
Domestic other investments	12,670	14,004	40,640	45,275
International office investments	9,981	14,733	31,331	45,986
International other investments	4,475	7,978	18,092	25,273
Property revenues in excess of expenses	$47,526	$63,938	$152,148	$199,258

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of September 30, 2018 and December 31, 2017, the Company’s total assets by segment was as follows (in thousands):

	September 30, 2018	December 31, 2017
Total Assets
Domestic office investments	$1,146,682	$1,146,312
Domestic other investments	728,095	794,558
International office investments	937,803	1,053,971
International other investments	172,950	429,827
Corporate-level accounts	51,832	301,529
Total Assets	$3,037,362	$3,726,197

As of September 30, 2018 and December 31, 2017, the Company’s total assets were attributable to the following countries:

	September 30, 2018	December 31, 2017
Total Assets
United States	63%	59%
United Kingdom	11%	11%
Australia	10%	9%
Poland	9%	8%
Germany	—%	7%
France	5%	4%
Russia	2%	2%

For the three and nine months ended September 30, 2018 and 2017, the reconciliation of the Company’s total property revenues in excess of expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation to property revenues in excess of expenses
Net income (loss)	$149,112	$64,033	$184,368	$230,120
Depreciation and amortization	24,632	32,936	88,056	105,180
Acquisition related expenses	—	—	—	113
Asset management and acquisition fees	8,886	9,690	26,527	28,570
General and administrative expenses	2,212	2,002	8,187	7,277
Impairment losses	4,274	—	9,378	—
(Gain) loss on derivatives	857	(174)	39	628
Gain on sale of real estate investments	(157,473)	(74,560)	(216,147)	(215,165)
Foreign currency (gains) losses	(3,818)	1,941	4,543	(5,386)
Interest expense	15,704	14,435	45,921	44,024
Other (income) expenses	(184)	(226)	(570)	(466)
(Benefit) provision for income taxes	95	950	(1,383)	(8,548)
Provision for income taxes related to sale of real estate	3,229	12,911	3,229	12,911
Total property revenues in excess of expenses	$47,526	$63,938	$152,148	$199,258

9. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018		2017
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$41,890		$41,583
Cash paid for taxes	$20,082		$5,973
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$26,283	(1)	$14,740
Distributions reinvested	$59,014		$69,282
Shares tendered for redemption	$14,229		$15,797
Assumption of mortgage upon disposition of property	$208,872		$—
Accrued capital additions	$19,542		$5,684

(1)
For the nine months ended September 30, 2018, this amount included a distribution totaling $11.6 million to an affiliate of Hines who was the Company’s JV partner in the WaterWall JV. See Note 5 — Distributions for additional details about the distribution.

10. COMMITMENTS AND CONTINGENCIES

In May 2018, Puget Sound Energy renewed its lease for its space in The Summit located in Bellevue, Washington. In connection with this lease, the Company committed to fund $9.7 million of tenant improvements, to be paid in future periods. As of September 30, 2018, $9.7 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

In September 2018, WeWork signed a lease for space in The Summit located in Bellevue, Washington. In connection with this lease, the Company committed to fund $14.0 million of tenant improvements, to be paid in future periods. As of September 30, 2018, $14.0 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

11. SUBSEQUENT EVENTS

2300 Main Street

In October 2018, the Company entered into a contract to sell 2300 Main Street for a contract sales price of $46.6 million. Although the Company expects the closing of this sale to occur in November 2018, there can be no assurances as to if or when this sale is completed.

250 Royall

In October 2018, the Company sold 250 Royall for a contract sales price of $20.2 million. The Company acquired the property in September 2011 for $57.0 million. The purchaser is not affiliated with the Company or its affiliates.

9320 Excelsior

In October 2018, the Company sold 9320 Excelsior for a contract sales price of $49.5 million. The Company acquired the property in December 2011 for $69.5 million. The purchaser is not affiliated with the Company or its affiliates.

Australian Properties Portfolio

In November 2018, the Company sold its Australian properties portfolio consisting of 818 Bourke Street, 100 Brookes, 825 Ann Street, and 465 Victoria Avenue for a contract sales price of A$645.8 million (approximately $465.0 million based on an exchange rate of $0.72 per AUD on the date of the transaction). The Company acquired 818 Bourke in October 2014 for $135.6 million, 100 Brookes in July 2012 for $67.6 million, 825 Ann in April 2013 for $128.2 million, and 465 Victoria Avenue for February 2013 for $90.8 million. The purchaser is not affiliated with the Company or its affiliates.

Campus at Playa Vista

In November 2018, the Company sold Campus at Playa Vista for a contract sales price of $330.1 million, of which $10.0 million is contingent on certain leasing conditions having been met on or before November 15, 2019. The Company acquired the property in May 2013 for $216.6 million. The purchaser is not affiliated with the Company or its affiliates.

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) was incorporated under the Maryland General Corporation Law on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. In addition, Hines Global raised the equity capital for its real estate investments through two public offerings from August 2009 through April 2014. Hines Global offered up to $500.0 million of shares of its common stock under its distribution reinvestment plan, pursuant to an offering which commenced on April 24, 2014 (the “DRP Offering”). Hines Global has raised approximately $3.1 billion through its public offerings, including the DRP Offering. Hines Global engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for its public offerings. On July 17, 2018, in connection with the stockholder approval of the plan of liquidation and dissolution (the “Plan of Liquidation”), as discussed below, our board of directors determined to suspend indefinitely our distribution reinvestment plan effective as of August 31, 2018. As a result of the suspension of our distribution reinvestment plan, all distributions paid after August 31, 2018, will be paid to our stockholders in cash.

On February 26, 2018, our board of directors determined a net asset value (“NAV”) per share of our common stock of $9.04 as of December 31, 2017. This per share NAV is slightly higher than the previously determined estimated per share NAV of $8.98 as of December 30, 2017. The estimated per share NAV of $8.98 as of December 30, 2017 represented a decrease from the per share NAV of $10.03 as of December 31, 2016, and the decrease was due solely to a special distribution of $1.05 per share declared to stockholders of record as of December 30, 2017. The aggregate value of our real estate property investments as of December 31, 2017 was $4.4 billion, including amounts attributable to noncontrolling interests, which represented a 6.0% net increase when compared to the previously determined value of our assets as of December 31, 2016 (including adjustments for properties disposed during 2017).  This 6.0% net increase resulted from a 1.9% appreciation in the aggregate values of our real estate property investments and 4.1% resulting from the weakening of the U.S. dollar against the Euro, British pound sterling, and Australian dollar. See our Current Report on Form 8-K filed with the SEC on February 27, 2018 for more information on the methodologies used to determine, and the limitations of, our NAV per share.

By the end of 2015, we completed our investment of the proceeds raised through our public offerings. Since our inception, we have owned interests in 45 properties, 18 of which were sold as of September 30, 2018. As a result, we owned 27 properties which contain, in the aggregate, 10.8 million square feet of leasable space. Our portfolio includes the following investments:

•	Domestic office investments (9 investments)

•	Domestic other investments (4 investments)

•	International office investments (8 investments)

•	International other investments (6 investments)

Our portfolio is comprised of approximately 65% domestic and 35% international investments and consists of a variety of real estate asset classes. Our current investment types encompass approximately 71% office, 24% retail, and 5% industrial. We believe that this diversification is directly in-line with our investment strategies of maintaining a well-diversified real estate portfolio and providing additional diversification across currencies.

We have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for its stockholders. On April 23, 2018, in connection with its review of potential strategic alternatives available to the Company, our board of directors determined that it is in the best interest of the Company and its stockholders to sell all or substantially all of our properties and assets and for the Company to liquidate and dissolve pursuant to the Plan of Liquidation. The principal purpose of the liquidation to is provide liquidity to our stockholders by selling the Company’s assets, paying its debts and distributing the net proceeds from liquidation to our stockholders. As required by Maryland law and our charter, the Plan of Liquidation was approved by the affirmative vote of the holders of at least a majority of the shares of our common stock outstanding and entitled to vote thereon at the Company’s annual meeting of stockholders held on July 17, 2018. We presently estimate that if we are able to successfully implement the Plan of Liquidation, then after the sale of all or substantially all of the Company’s assets and the payment of all of the Company’s outstanding liabilities, we will have made total distributions to our stockholders of approximately $10.00 to $11.00 per share of the Company’s common stock, comprised of three components: (i) the $1.05 per share Special Distribution (defined below under “—Distributions”); (ii) the $0.12 per share Return of Invested Capital Distributions (defined below under “—Distributions”); and (iii) the range of liquidating distributions to be made pursuant to the Plan of Liquidation of $8.83 to $9.83 per share of the Company’s common stock, estimated by our board of directors as of April 23, 2018. Pursuant to the Plan of Liquidation, our board of directors has authorized a monthly liquidating distribution on shares of our common stock in an amount per share equal to $0.0541667 for each month from July to November 2018. In connection with the approval by the Company’s stockholders of the Plan of Liquidation, the Company’s board of directors voted to suspend indefinitely the Company’s distribution reinvestment plan, effective as of August 31, 2018. Accordingly, all distributions from August to November 2018 have been or will be paid in cash. We expect to make the final liquidating distribution on or before a date that is within 24 months after stockholder approval of the Plan of Liquidation. However, there can be no assurances regarding the amounts of any liquidating distributions or the timing thereof.

The following table provides additional information regarding each of the properties in which we owned an interest as of September 30, 2018.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Office Investments
250 Royall (4)	Canton, Massachusetts	Office	9/2011; $57.0	9.1%	185,171	100%
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	532,246	71%
9320 Excelsior (4)	Hopkins, Minnesota	Office	12/2011; $69.5	6.2%	254,915	100%
550 Terry Francois	San Francisco, California	Office	8/2012; $180.0	8.2%	289,408	100%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	86%
The Campus at Playa Vista (4)	Los Angeles, California	Office	5/2013; $216.6	5.7%	348,724	99%
2300 Main	Irvine, California	Office	8/2013; $39.5	6.4%	132,064	100%
55 M Street	Washington, D.C.	Office	12/2013; $140.9	4.8%	267,652	96%
The Summit	Bellevue, Washington	Office	3/2015; $316.5	5.6%	539,576	96%
Total for Domestic Office Investments					3,059,458	91%

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (1)
Domestic Other Investments
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	400,530	97%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,557	86%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	766,934	90%
The Rim	San Antonio, Texas	Retail	2/2014, 4/2015, 12/2015 & 12/2016: $285.9	5.9%	1,032,014	94%
Total for Domestic Other Investments					2,517,035	92%

International Office Investments
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	94,240	93%
100 Brookes St. (4)	Brisbane, Australia	Office	7/2012; $67.6	10.5%	105,636	36%
465 Victoria (4)	Sydney, Australia	Office	2/2013; $90.8	8.0%	169,472	97%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,182	85%
825 Ann (4)	Brisbane, Australia	Office	4/2013; $128.2	8.0%	206,505	94%
Perspective Défense	Paris, France	Office	6/2013; $165.8	8.5%	289,663	47%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	455,712	59%
818 Bourke (4)	Melbourne, Australia	Office	10/2014; $135.6	7.1%	259,007	96%
Total for International Office Properties					2,064,417	75%

International Other Investments
FM Logistic	Moscow, Russia	Industrial	4/2011; $70.8	11.2%	748,578	100%
Poland Logistics Portfolio (5)	Poland	Industrial	3/2012 & 10/2012; $157.2	8.1%	2,365,228	94%
Total for International Other Investments					3,113,806	95%
Total for All Investments					10,754,716	90%

(1)
Represents the percentage leased based on the effective ownership of the Operating Partnership in the properties listed. On September 30, 2018, the Company owned a 99.99% interest in the Operating Partnership as its sole general partner. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership.

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

(4)	We sold these properties in October 2018 and November 2018. See “—Subsequent Events” for additional information about the sales.

(5)
The Poland Logistics Portfolio is comprised of five industrial parks located in Warsaw, Wroclaw and Upper Silesia, Poland. In July 2018, the Company entered into a contract to sell the Poland Logistics Portfolio. Although the Company expects the closing of this sale to occur in November 2018, there can be no assurances as to if or when this sale is completed.

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

We believe that the proper use of leverage can enhance returns on real estate investments. As of September 30, 2018, our portfolio was 36% leveraged, based on the most recent appraised values of our real estate investments. At that time, we had $1.4 billion of principal outstanding under our various loan agreements with a weighted average interest rate of 3.4%. Approximately $1.2 billion of our loans are maturing during the next year as of November 14, 2018. We expect to make these payments utilizing proceeds from the sale of our assets pursuant to the Plan of Liquidation, or we may elect to refinance the loans.

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

Net cash provided by operating activities decreased by $59.4 million for the nine months ended September 30, 2018 as compared to the same period in the prior year. The largest components of the decrease are a $16.6 million termination payment received from the largest tenant at 25 Cabot Square during the nine months ended September 30, 2017 and payment of an $11.8 million capital gains tax during the nine months ended September 30, 2018 related to Mercedes Benz Bank, which was sold in 2017.  Operating cash flows have also declined due to our dispositions of six properties in 2017 and seven properties in 2018, and decreases in occupancy at 100 Brookes and Riverside Center during the nine months ended September 30, 2018.

Cash Flows from Investing Activities

Net cash from investing activities primarily relates to proceeds received from the sales of our real estate investments and capital expenditures at our properties. Net cash from investing activities decreased $211.8 million for the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to property sales. The primary factors that contributed to the change between the two periods are summarized below.

2018

•
We received proceeds of $374.2 million from the sale of seven properties during the nine months ended September 30, 2018. See Note 3 — Investment Property for additional information regarding the sale of the properties.

•	We paid $48.8 million in capital expenditures at our operating properties.

2017

•	We received proceeds of $565.7 million from the sale of four properties during the nine months ended September 30, 2017.

•	We paid $34.0 million in capital expenditures at our operating properties.

•	We made real estate loans of $1.7 million and received proceeds from the collection of real estate loans receivable of $7.2 million.

Cash Flows from Financing Activities

Redemptions

As described previously, we ceased offering primary shares pursuant to our public offerings in April 2014. During the nine months ended September 30, 2018 and 2017, respectively, we redeemed $89.5 million and $82.7 million in shares of our common stock through our share redemption program. During the nine months ended September 30, 2017, we also redeemed $52.6 million of Convertible Preferred Equity Certificates (“CPEC”) held by the non-controlling interest owner in the Brindleyplace JV.

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

From July 2018 to November 2018, we have declared distributions at an amount equal to $0.0541667 per share, per month ($0.65 per share on an annualized basis). The full amount of these distributions has been designated by the Company as a return of a portion of the stockholders’ invested capital and, as such, has reduced or will reduce the stockholders’ remaining investment in the Company. Distributions are paid monthly on the first business day following the completion of each month to which they relate. As a result of the suspension of our distribution reinvestment plan, any distributions paid after August 31, 2018 have been or will be paid to our stockholders in cash. Distributions paid to stockholders (including those reinvested in stock) during the nine months ended September 30, 2018 and 2017 were $421.3 million and $135.2 million, respectively.

The table below contains additional information regarding distributions declared to our stockholders and noncontrolling interest holders as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders				Noncontrolling Interests	Distributions funded from Cash Flows From Operating Activities
Distributions for the Three Months Ended	Cash Distributions		Distributions Reinvested	Total Declared	Total Declared
2018
September 30, 2018	$36,970		$7,187	$44,157	$11,768	$30,679	(1)	55%
June 30, 2018	$22,457		$21,844	$44,301	$52	$—		—%
March 31, 2018	22,126		22,294	44,420	60	—		—%
Total	$81,553		$51,325	$132,878	$11,880	$30,679		21%

2017
December 31, 2017	$310,078	(2)	$22,890	$332,968	$1,064	$2,888		1%
September 30, 2017	22,224		23,031	45,255	1,786	21,091		45%
June 30, 2017	21,935		22,953	44,888	21,053	36,931	(3)	82%	(3)
March 31, 2017	21,614		22,883	44,497	2,804	28,819		64%
Total	$375,851		$91,757	$467,608	$26,707	$89,729		19%

(1)
For the three months ended September 30, 2018, distributions declared to noncontrolling interests included a distribution totaling $11.6 million to an affiliate of Hines, who was the Company’s JV partner in the WaterWall JV, as a result of the sale of WaterWall Place.

(2)	Includes $288.0 million related to the Special Distribution described above.

(3)
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

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our Revolving Credit Facility to provide funding for near-term working capital needs. As mentioned previously, our portfolio was 36% leveraged as of September 30, 2018 (based on the values of our real estate investments) with a weighted average interest rate of 3.4%.

Below is additional information regarding our loan activities for the nine months ended September 30, 2018 and 2017. See Note 4 — Debt Financing for additional information regarding our outstanding debt:

2018

•	We borrowed approximately $337.0 million and made payments of $241.0 million under our Revolving Credit Facility.

•	We made a payment of $28.3 million to pay in full the mortgage loan for 100 Brookes in January 2018.

•	We made a payment of $44.9 million to pay in full the secured mortgage loan related to WaterWall Place upon the sale of the property in September 2018.

•	We made a payment of $170.0 million to pay in full the mortgage loan for The Summit in September 2018.

•	We made payments of $7.6 million on our remaining outstanding mortgage loans.

2017

•	We borrowed approximately $122.0 million and made payments of $179.0 million under our Revolving Credit Facility.

•	We made a payment of $151.4 million to fully pay down the secured mortgage loan related to the Brindleyplace Project upon the sale of the property in February 2017.

•	We made a payment of $42.7 million to fully pay down the Aviva Coral Gables loan upon the sale of the property in June 2017.

•	We made a payment of $5.4 million related to the 100 Brookes loan in May 2017.

•	We made a payment of $37.9 million to fully pay down the secured mortgage loan related to Mercedes Benz Bank upon the sale of the property in July 2017.

•	We made a payment of $72.0 million to fully pay down the secured mortgage loan related to 55 M Street in September 2017.

•	We made payments of $6.4 million on our remaining outstanding mortgage loans.

Results of Operations

Same-store Analysis

The following table presents the property-level revenues in excess of expenses for the three months ended September 30, 2018, as compared to the same period in 2017, by reportable segment. Same-store properties for the three months ended September 30, 2018 include 27 properties that were 90% and 93% leased as of September 30, 2018 and September 30, 2017, respectively (amounts in thousands, except for percentages):

	Three Months Ended September 30,		Change
	2018	2017	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$20,318	$22,573	$(2,255)	(10)%
Domestic other investments	12,291	13,097	(806)	(6)%
International office investments	10,094	12,686	(2,592)	(20)%
International other investments	1,831	3,499	(1,668)	(48)%
Total same-store properties	44,534	51,855	(7,321)	(14)%
Disposed properties	2,992	12,083	(9,091)	(75)%
Total property revenues in excess of expenses	$47,526	$63,938	$(16,412)	(26)%

Other
Depreciation and amortization	$24,632	$32,936	$(8,304)	(25)%
Impairment losses	$4,274	$—	$4,274	—%
Gain on sale of real estate investments	$157,473	$74,560	$82,913	111%
Interest expense	$15,704	$14,435	$1,269	9%
Income tax provision (benefit)	$95	$950	$(855)	(90)%
Provision for income taxes related to sale of real estate	$3,229	$12,911	$(9,682)	(75)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

In total, property revenues in excess of expenses of our same-store properties decreased by 14% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

Domestic office investments:

◦	Revenues in excess of expenses of 550 Terry Francois decreased $0.8 million due to a reduction of gross rents collected from the single tenant as a result of a lease modification in 2017.

◦
Revenues in excess of expenses of Riverside Center decreased by $0.5 million due to vacancies at the property. Riverside Center was 86% leased at September 30, 2018, compared to 95% leased at September 30, 2017.

International office investments:

◦	Revenues in excess of expenses of 100 Brookes decreased $1.2 million primarily due to the vacancy of the single tenant in January 2018.

◦	Revenues in excess of expenses of 465 Victoria decreased $1.9 million primarily due to a lease termination payment received from a tenant in the three months ended September 30, 2017.

◦
The decreases in revenues in excess of expenses were offset by a $1.2 million increase at 825 Ann, primarily due to a lease termination payment received from a tenant during the three months ended September 30, 2018.

◦
Decreases in foreign currency exchange rates against the U.S. dollar caused decreases in the operating results of our international properties. Specifically, the Australian Dollar decreased 7% against the U.S. dollar during the three months ended September 30, 2018 compared to the same period in 2017. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our exposure to foreign currency exchange rates.

International other investments:

◦	Revenues in excess of expenses of FM Logistics decreased $1.2 million, primarily due to lease renewals at lower rental rates in the fourth quarter of 2017.

Other changes

The decrease in depreciation and amortization in the table above is primarily due to the sales of six of our properties during 2017 and seven properties in 2018.

For the three months ended September 30, 2018, we determined that one of our investment properties was impaired based on the asset having a carrying value that exceeded the contract sales price under the purchase and sale agreement for the property. As a result, an impairment loss of $4.3 million was recorded to write down its carrying value to its fair value as of September 30, 2018. No impairment charges were recorded for the three months ended September 30, 2017.

The increase in the gain on sale of real estate investments in the table above is due to the gain recognized upon the sale of six of our properties during the three months ended September 30, 2018 being higher than the gain on the property that was sold during the three months ended September 30, 2017.

The increase in interest expense in the table above is primarily due to having a higher weighted average interest rate on our loans outstanding during the three months ended September 30, 2018, compared to the same period in the 2017.

The provision for income taxes related to sale of real estate is due to taxes recognized upon the sale of German Logistics Properties in August 2018 for the three months ended September 30, 2018, and the sale of Mercedes Benz Bank in July 2017 for the three months ended September 30, 2017.

The following table presents the property-level revenues in excess of expenses for the nine months ended September 30, 2018, as compared to the same period in 2017, by reportable segment. Same-store properties for the nine months ended September 30, 2018 include 27 properties that were 90% and 93% leased as of September 30, 2018 and September 30, 2017, respectively (amounts in thousands, except for percentages):

	Nine Months Ended September 30,		Change
	2018	2017	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$62,149	$67,577	$(5,428)	(8)%
Domestic other investments	38,828	38,988	(160)	—%
International office investments	28,851	37,971	(9,120)	(24)%
International other investments	6,149	10,188	(4,039)	(40)%
Total same-store properties	135,977	154,724	(18,747)	(12)%
Disposed properties	16,171	44,534	(28,363)	(64)%
Total property revenues in excess of expenses	$152,148	$199,258	$(47,110)	(24)%

Other
Depreciation and amortization	$88,056	$105,180	$(17,124)	(16)%
Impairment losses	$9,378	$—	$9,378	—%
Gain on sale of real estate investments	$216,147	$215,165	$982	—%
Interest expense	$45,921	$44,024	$1,897	4%
Income tax provision (benefit)	$(1,383)	$(8,548)	$7,165	(84)%
Provision for income taxes related to sale of real estate	$3,229	$12,911	$(9,682)	(75)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

In total, property revenues in excess of expenses of our same-store properties decreased by 12% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

Domestic office investments:

◦	Revenues in excess of expenses of 550 Terry Francois decreased $2.4 million due to a reduction of gross rents collected from the single tenant as a result of a lease modification in 2017.

◦
Revenues in excess of expenses of Riverside Center decreased $1.4 million due to vacancies at the property. Riverside Center was 86% leased at September 30, 2018, compared to 95% leased at September 30, 2017.

International office investments:

◦
Revenues in excess of expenses of 25 Cabot Square decreased $5.1 million primarily due to vacancies at the property and increases in property operating expenses caused by a large refurbishment and expansion project.

◦
Revenues in excess of expenses of 100 Brookes decreased $3.4 million primarily due the vacancy of the single tenant in January 2018. The property was fully vacant for most of 2018, and is 36% leased at September 30, 2018, compared to 100% leased at September 30, 2017.

◦	Revenues in excess of expenses of 465 Victoria decreased $2.4 million primarily due to a lease termination payment received from a tenant during the nine months ended September 30, 2017.

◦
The decreases in revenues in excess of expenses were offset by a $1.2 million increase at 825 Ann, primarily due to a lease termination payment received from a tenant during the nine months ended September 30, 2018.

◦
These declines are also offset by increases in foreign currency exchange rates against the U.S. dollar for our international properties. Specifically, the Euro increased 7% against the U.S. dollar during the nine months ended September 30, 2018 compared with the same period in 2017. Additionally, the British pound increased 6% against the U.S. dollar during that period. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our exposure to foreign currency exchange rates.

International other investments:

◦	Revenues in excess of expenses of FM Logistics decreased $3.6 million, primarily due to lease renewals at lower rental rates in the fourth quarter of 2017.

Other changes

The decrease in depreciation and amortization in the table above is primarily due to the sales of several of our properties during 2017 and 2018.

For the nine months ended September 30, 2018, we determined that two of our properties were impaired, based on the assets having carrying values that exceeded the contract sales prices under the purchase and sale agreement for each of the properties. As a result, impairment losses of $9.4 million were recorded to write down their carrying values to their fair values as of September 30, 2018. No impairment charges were recorded for the nine months ended September 30, 2017.

The increase in the gain on sale of real estate investments in the table above represents the gain recognized upon the sale of seven of our properties during the nine months ended September 30, 2018 and four of our properties during the nine months ended September 30, 2017.

The decrease in our income tax benefit is primarily due to the restructuring of certain of our Polish subsidiaries resulting from changes in tax laws in Poland during the nine months ended September 30, 2017.

The provision for income taxes related to sale of real estate is due to taxes recognized upon the sale of German Logistics Properties in August 2018 for the nine months ended September 30, 2018, and the sale of Mercedes Benz Bank in July 2017 for the nine months ended September 30, 2017.

Other Expenses

The tables below provide detail relating to our asset management and acquisition fees, acquisition-related expenses, and general and administrative expenses for the three and nine months ended September 30, 2018 and 2017.  All amounts in thousands, except percentages:

	Three Months Ended September 30,		Change
	2018	2017	$	%
Asset management and acquisition fees	$8,886	$9,690	$(804)	(8)%
Acquisition related expenses	$—	$—	$—	—%
General and administrative expenses	$2,212	$2,002	$210	10%
Foreign currency gains (losses)	$3,818	$(1,941)	$5,759	(297)%

	Nine Months Ended September 30,		Change
	2018	2017	$	%
Asset management and acquisition fees	$26,527	$28,570	$(2,043)	(7)%
Acquisition related expenses	$—	$113	$(113)	(100)%
General and administrative expenses	$8,187	$7,277	$910	13%
Foreign currency gains (losses)	$(4,543)	$5,386	$(9,929)	(184)%

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

During the three and nine months ended September 30, 2018 and 2017, these gains/losses were primarily related to the effect of remeasuring our borrowings denominated in currencies other than our functional currencies and the changes to the related exchange rates between the date of the borrowing and the end of each period.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations (in thousands, except per share amounts) for the three and nine months ended September 30, 2018 and 2017 and the period from inception (December 10, 2008) through September 30, 2018. As we have recently completed the acquisition phase of our life cycle, FFO and MFFO are not useful in comparing operations for the two periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (December 10, 2008) through September 30, 2018
	2018	2017	2018	2017
Net income (loss)	$149,112	$64,033	$184,368	$230,120	$513,200
Depreciation and amortization (1)	24,632	32,936	88,056	105,180	1,075,641
Gain on sale of investment property (2)	(157,473)	(74,560)	(216,147)	(215,165)	(786,481)
Impairment Losses (3)	4,274	—	9,378	—	16,503
Provision for income taxes related to sale of real estate	3,229	12,911	3,229	12,911	16,140
Gain on sale of property from unconsolidated subsidiary	—	—	—	—	(7,196)
Adjustments for noncontrolling interests (4)	3	(40)	(30)	(1,142)	(31,656)
Funds from Operations attributable to common stockholders	23,777	35,280	68,854	131,904	796,151
Loss (gain) on derivative instruments (5)	857	(174)	39	628	(4,106)
Loss (gain) on foreign currency (6)	(4,303)	2,450	3,353	(4,495)	37,766
Other components of revenues and expenses (7)	3,618	1,874	7,307	20,954	(24,096)
Acquisition fees and expenses (8)	—	—	—	113	223,148
Adjustments for noncontrolling interests (4)	—	(2)	(1)	324	5,216
Modified Funds From Operations attributable to common stockholders	$23,949	$39,428	$79,552	$149,428	$1,034,079
Basic and diluted income (loss) per common share	$0.51	$0.23	$0.64	$0.64	$2.64
Funds From Operations attributable to common stockholders per common share	$0.09	$0.13	$0.25	$0.48	$4.61
Modified Funds From Operations attributable to common stockholders per common share	$0.09	$0.14	$0.29	$0.54	$5.99
Weighted average shares outstanding	271,733	276,228	272,563	276,950	172,693

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

(3)
Represents impairment charges recorded for the three and nine months ended September 30, 2018 and 2017 in accordance with GAAP. Although such impairment charges on operating real estate investments and our investments in unconsolidated entities are included in the calculation of net income (loss), we have excluded them from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments and our investments in unconsolidated entities on a comparative basis.

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

(7)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (December 10, 2008) through September 30, 2018
	2018	2017	2018	2017
Straight-line rent adjustment (a)	$(1,311)	$(2,800)	$(2,160)	$8,285	$(104,309)
Amortization of lease incentives (b)	5,208	4,934	15,519	13,413	60,697
Amortization of out-of-market leases (b)	(279)	(301)	(6,052)	(791)	16,509
Other	—	41	—	47	3,007
	$3,618	$1,874	$7,307	$20,954	$(24,096)

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

From inception through September 30, 2018, we declared distributions to our stockholders totaling $1,095.6 million (which does not include the $288.0 million Special Distribution), compared to total aggregate FFO of $796.2 million and cash flows from operating activities of $617.9 million. For the three months ended September 30, 2018, we declared distributions to our stockholders totaling $44.2 million, compared to total aggregate FFO of $23.8 million. For the three months ended September 30, 2017, we declared distributions to our stockholders totaling $45.3 million, compared to total aggregate FFO of $35.3 million. For the nine months ended September 30, 2018, we declared distributions to our stockholders totaling $132.9 million, compared to total aggregate

FFO of $68.9 million. For the nine months ended September 30, 2017, we declared distributions to our stockholders totaling $134.6 million, compared to total aggregate FFO of $131.9 million. During our offering and investment stages, we incurred acquisition fees and expenses in connection with our real estate investments, which were recorded as reductions to net income (loss) and FFO. These fees and expenses totaled $223.1 million from inception through September 30, 2018.

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

For the three months ended September 30, 2018, distributions declared to the noncontrolling interests included a distribution totaling $11.6 million to an affiliate of Hines, our JV partner in the WaterWall JV, as a result of the sale of WaterWall Place.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

2300 Main Street

In October 2018, we entered into a contract to sell 2300 Main Street for a contract sales price of $46.6 million. Although we expect the closing of this sale to occur in November 2018, there can be no assurances as to if or when this sale is completed.

250 Royall

In October 2018, we sold 250 Royall for a contract sales price of $20.2 million. We acquired the property in September 2011 for $57.0 million. The purchaser is not affiliated with us or our affiliates.

9320 Excelsior

In October 2018, we sold 9320 Excelsior for a contract sales price of $49.5 million. We acquired the property in December 2011 for $69.5 million. The purchaser is not affiliated with us or our affiliates.

Australian Properties Portfolio

In November 2018, we sold our Australian properties portfolio consisting of 818 Bourke Street, 100 Brookes, 825 Ann Street, and 465 Victoria Avenue for a contract sales price of A$645.8 million (approximately $465 million based on an exchange rate of $0.72 per AUD on the date of the transaction). We acquired 818 Bourke in October 2014 for $135.6 million, 100 Brookes in July 2012 for $67.6 million, 825 Ann in April 2013 for $128.2 million, and 465 Victoria Avenue for February 2013 for $90.8 million. The purchaser is not affiliated with us or our affiliates.

Campus at Playa Vista

In November 2018, we sold Campus at Playa Vista for a contract sales price of $330.1 million. We acquired the property in May 2013 for $216.6 million. The purchaser is not affiliated with us or our affiliates.

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

At September 30, 2018, we had fixed-rate debt of $226.7 million and variable-rate debt of $1.2 billion. If interest rates were to increase by 1% and all other variables were held constant, we would incur $12.2 million in additional annual interest expense associated with our variable-rate debt. Additionally, we hedged approximately $282.1 million of our variable-rate debt using interest rate caps, which limit our exposure to rising interest rates. As of September 30, 2018, the variable interest rates did not exceed their capped interest rates.

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

	Reduction in Book Value as of September 30, 2018	Reduction in Net Income (Loss) for the Nine Months Ended September 30, 2018
AUD	$8,998	$330
EUR	$16,337	$12,614
GBP	$14,797	$4,802
RUB	$5,769	$234

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of November 14, 2018, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. With the exception of the risk factors set forth below, there have been no material changes to the risk factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Risks Related to the Liquidation of the Company

There can be no assurances concerning the prices at which our properties will be sold or the timing of such sales.

We cannot give any assurances as to the prices at which any of our properties ultimately will be sold, or the timing of such sales. Real estate market values are constantly changing and fluctuate with changes in interest rates, availability of financing, changes in general economic conditions and real estate tax rates, competition in the real estate market, the availability of suitable buyers, the perceived quality, consistency and dependability of income flows from tenancies and a number of other local, regional and national factors. In addition, environmental contamination, potential major repairs which are not presently contemplated, increased operating costs or other unknown liabilities, including in connection with non-compliance with applicable laws, if any, at the Company’s properties may adversely impact the sales price of those assets. As a result, the actual prices at which we are able to sell our properties may be less than the amounts we have assumed for purposes of stating the estimated range of liquidating distributions, which would result in the amount of such distributions being lower than our original estimate and the timing of the sales of our properties may not occur within the expected time frame. The amount available for distributions may also be reduced if the expenses we incur in selling our properties are greater than anticipated. In calculating our estimated range of liquidating distributions, we assumed that we will be able to find buyers for all of our assets at amounts based on our estimated range of market values for each property. However, for a variety of reasons, some of which are outside of our control, we may have overestimated the sales prices that we will ultimately be able to obtain for these assets. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s market value. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating distributions to our stockholders would be delayed or reduced. Furthermore, the estimated range of liquidating distributions to be made pursuant to the Plan of Liquidation of $8.83 to $9.83 per share of the Company’s common stock, estimated by the Board as of April 23, 2018 is based upon: (i) the Board’s estimate of the range of proceeds to be received by the Company from the sale of the Company’s properties pursuant to the Plan of Liquidation and from the sale of the German Logistics Properties, the Poland Logistics Portfolio and FM Logistic, (ii) the amount of indebtedness owed on each property, including any estimated penalties that we expect to incur at the time of the disposition of such properties for early payment thereof and other indebtedness of the Company, (iii) the amount of cash on hand, including net proceeds from sales of the Company’s properties completed prior to the our board of directors’ approval of the Plan of Liquidation, (iv) estimated cash flows to be generated by the continued operations of the Company during the liquidation process, and (v) the estimated expenses to be incurred in connection with the sale of each property and the winding down and dissolution of the Company.

If any of the parties to our sale agreements breach such agreements or default thereunder, or if the sales do not otherwise close, our liquidating distributions may be delayed or reduced.

We will seek to enter into binding sale agreements for our properties. The consummation of the potential sales will be subject to satisfaction of closing conditions. If any of the transactions contemplated by these sale agreements do not close because of a buyer breach or default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the assets which we may be unable to do promptly or at prices or on terms that are as favorable as the original sale agreement. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for the assets. These additional costs may exceed amounts included in our projections. In the event that we incur these additional costs, our liquidating payments to our stockholders could be delayed or reduced.

We cannot determine at this time when or whether we will ultimately pay total liquidating distributions to our stockholders within the estimated range of liquidating distributions estimated by our board of directors because there are many factors, some of which are outside of our control, which could affect our ability to make such liquidating distributions.

Although we have provided an estimated range of liquidating distributions and have commenced paying liquidating distributions to our stockholders, we cannot determine at this time when, or potentially whether, we will be able to make total liquidating distributions to our stockholders in an amount that is within the range of liquidating distributions estimated by our board of directors on April 23, 2018. These distributions will depend on a variety of factors, including, but not limited to, the length of time it takes to implement the Plan of Liquidation, which we estimate could take two years or more, the price and timing of transactions entered into in the future, the cost of operating the Company through the date of our final dissolution, general business and economic conditions, and other matters. In addition, before making the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. Our board of directors may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. The Board may also decide to provide for any unknown and outstanding liabilities and expenses, which may include the establishment of a reserve fund or transferring assets to a liquidating trust to pay contingent liabilities and ongoing expenses in an amount to be determined as information concerning such contingencies and expenses becomes available. The amount of transaction costs in the liquidation is not yet final, including prepayment penalties with respect to indebtedness on the properties, so we have used estimates of these costs in calculating the amounts of our projected liquidating distributions. To the extent that we have underestimated these costs in calculating our projections, our actual liquidating distributions may be lower than our estimated range. In addition, if the claims of our creditors are greater than what we have anticipated or if we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if a reserve fund is established or assets are transferred to a liquidating trust to pay contingent liabilities, payment of liquidating distributions to our stockholders may be delayed or reduced.

The sales of our assets pursuant to the Plan of Liquidation will not be subject to further stockholder approval.

Following the approval of the Plan of Liquidation by our stockholders in July 2018, our board of directors has the authority to sell any and all of the Company’s assets on such terms and to such parties, including affiliated parties (subject to the terms of our charter), as our board of directors determines appropriate, even if such terms are less favorable than those assumed for the purpose of estimating our range of liquidating distributions. Notably, our stockholders will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales.

Even if you receive total liquidating distributions within the estimated range of $8.83 to $9.83 per share of the Company’s common stock, there can be no assurance regarding the total return you will realize.

Although we have provided an estimated range of total liquidating distributions of $8.83 to $9.83 per share of the Company’s common stock, there can be no assurances regarding the amounts of any liquidating distributions or the timing thereof. Your total return will depend on the amount you paid for your shares and the date on which you purchased such shares. Stockholders should consult their financial advisors for more information about their potential total return.

Our board of directors may amend or terminate the Plan of Liquidation, if it determines that doing so is in the best interest of the Company and our stockholders.

At any time prior to the filing of Articles of Dissolution, our board of directors may amend or terminate the Plan of Liquidation without further stockholder approval if it determines that doing so would be in the best interest of the Company and our stockholders. Thus, we have the ability to determine to conduct the liquidation differently than previously described or we may determine not to complete the liquidation.

If there are any lawsuits in connection with the Plan of Liquidation, it may be costly and may prevent the Plan of Liquidation from being completed or from being completed within the expected timeframe.

Our stockholders may file lawsuits challenging the Plan of Liquidation which may name the Company or our board of directors as defendants. As of the date of this report, no such lawsuits challenging the Plan of Liquidation were pending, or to our knowledge, threatened. However, if such a lawsuit is filed, we cannot assure you as to the outcome of any such lawsuits, including the amount of costs associated with defending any such claims or any other liabilities that may be incurred in connection with such claims. If any plaintiffs are successful in obtaining an injunction prohibiting us from completing the Plan of Liquidation, such an injunction may delay the Plan of Liquidation or prevent it from being completed. Whether or not any plaintiff’s claim is successful, this type of litigation often results in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business and reduce the funds available for liquidating distributions to our stockholders.

We may fail to continue to qualify as a REIT, which would reduce the amount of any potential distributions.

The estimated range of liquidating distributions determined by our board of directors assumes that the Company will continue to qualify as a REIT under the Tax Code during the entire liquidation process and, therefore, no provision has been made for federal income taxes. So long as we qualify as a REIT and distribute all of our taxable income each year, we generally will not be subject to federal income tax. While our board of directors does not presently intend to terminate our REIT status prior to the final liquidating distribution of our assets and our dissolution, pursuant to the Plan of Liquidation, our board of directors may take actions that would result in such a loss of REIT status. To qualify as a REIT, we must satisfy various ongoing requirements relating to the nature of our gross assets and income, the timing and amount of distributions and the composition of our stockholders. There can be no assurance that the Company will be able to maintain its REIT qualification. We may encounter difficulties satisfying these requirements as part of the liquidation process. If we lose our REIT status, we would be taxable as a corporation for federal income tax purposes and would be liable for federal income taxes, including any applicable alternative minimum tax, at the corporate rate with respect to our entire income from operations and from liquidating sales of our assets for the taxable year in which our qualification as a REIT terminates and in any subsequent years, and we would not be entitled to a tax deduction for distributions that we make. We would also be subject to increased state and local taxes. As a result of these consequences, our failure to qualify as a REIT could substantially reduce the funds available for distribution to our stockholders.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
July 1, 2018 to July 31, 2018	1,083,013	$9.04	1,083,013	—
August 1, 2018 to August 31, 2018	855,604	$9.02	855,604	—
September 1, 2018 to September 30, 2018	1,240,012	$9.06	1,240,012	—
Total	3,178,629	$9.04	3,178,629

(1)
This amount represents the number of shares available for redemption on September 30, 2018. Our share redemption program was first announced at the commencement of our initial public offering in February 2009. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year. In addition, prior to August 20, 2018, unless our board of directors determined otherwise, redemptions were further limited to the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. Effective as of August 20, 2018, and in connection with the suspension of our distribution reinvestment plan, our share redemption program was amended to eliminate the distribution reinvestment plan proceeds limitation. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the death or disability of a stockholder.

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
Membership Interests Purchase and Sale Agreement, dated as of July 24, 2018, by and among Hines Global REIT Properties LP, as seller, and Gemini German Majority Holdco S.à r.l. and Gemini German Minority Holdco S.à r.l., as purchasers

10.2	*
Notarial Deed and Preliminary Sale and Purchase Agreement Relating to Enterprises, dated as of July 25, 2018, by and among Piran Investments Sp. z o.o. Geneva sp.j., Piran Investments Sp. z o.o. Hadrian sp.j., Piran Investments Sp. z o.o. Klaudio sp.j., Piran Investments Sp. z o.o. Trajan sp.j., Piran Investments Sp. z o.o. Titus sp.j., as sellers and Gemini Poland Holdco S.à r.l., as purchaser

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
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 14, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES GLOBAL REIT, INC.

November 14, 2018	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

November 14, 2018	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary