Form 10-K
period 2018-12-31
Hines Global REIT, Inc.
filed 2019-03-28
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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
The registrant had 264.4 million shares of common stock outstanding as of March 19, 2019.

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

Item 1.  Business

General Description of Business and Operations

Hines Global REIT, Inc. (“Hines Global”) was incorporated under the Maryland General Corporation Laws on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global raised the equity capital for its real estate investments through two public offerings from August 2009 through April 2014, and through its distribution reinvestment plan (the “DRP Offering”) from April 2014 through August 2018. Collectively, through its public offerings, Hines Global raised gross offering proceeds of approximately $3.1 billion, including the DRP Offering, all of which was invested in the Company’s real estate portfolio.

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

We invested the proceeds from our public offerings into a diverse portfolio of real estate investments. In recent years, we have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for its stockholders. On April 23, 2018, in connection with its review of potential strategic alternatives available to the Company, our board of directors determined that it is in the best interests of the Company and its stockholders to sell all or substantially all of our properties and assets and for the Company to liquidate and dissolve pursuant to our Plan of Liquidation and Dissolution (the “Plan of Liquidation”). The

principal purpose of the liquidation is to provide liquidity to our stockholders by selling the Company’s assets, making payments on property and corporate level debt, and distributing the net proceeds from liquidation to our stockholders. As required by Maryland law and our charter, the Plan of Liquidation was approved by the affirmative vote of the holders of at least a majority of the shares of our common stock outstanding and entitled to vote thereon at the Company’s annual meeting of stockholders held on July 17, 2018.

In April 2018, our board of directors estimated that, in addition to regular operating distributions paid to our stockholders, if we are able to successfully implement the Plan of Liquidation, after the sale of all or substantially all of the Company’s assets and the payment of all of the Company’s outstanding liabilities, we will have made total distributions to our stockholders of approximately $10.00 to $11.00 per share of the Company’s common stock, consisting of three components: (i) the $1.05 per share special distribution paid to stockholders in January 2018; (ii) the $0.12 per share of return of invested capital distributions paid to stockholders for the six months ended June 30, 2018; and (iii) the range of liquidating distributions to be made pursuant to the Plan of Liquidation of $8.83 to $9.83 per share, estimated by our board of directors on April 23, 2018, and we have made liquidating distributions of approximately $2.83 per share to date. We expect to make the final liquidating distribution on or before a date that is within 24 months after stockholder approval of the Plan of Liquidation. However, there can be no assurances regarding the amounts of any liquidating distributions or the timing thereof. See “Distributions Objectives” later in this section for additional information regarding distributions made pursuant to the Plan of Liquidation.

We sold 20 properties in 2018 and two additional properties in early 2019 for an aggregate sales price of $2.2 billion. Following these sales, we owned 12 real estate investments valued at $2.4 billion. These investments consisted of:

•	Domestic office investments (3 investments)

•	Domestic other investments (4 investments)

•	International office investments (4 investments)

•	International other investments (1 investments)

We have no employees. Our business is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of our sponsor, Hines Interests Limited Partnership (“Hines”), under the terms and conditions of an advisory agreement between us, the Operating Partnership and the Advisor (the “Advisory Agreement”). As compensation for these services, we pay or have paid the Advisor asset management, acquisition, debt financing and disposition fees and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the Advisory Agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay property management and leasing fees in connection with these services. Hines is owned and controlled by or for the benefit of Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 4,300 employees have over 60 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Our office is located at 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Our telephone number is 1-888-220-6121. Our web site is www.HinesSecurities.com. The information on our website is not incorporated by reference into this report.

Financing Strategy and Policies

We have and may continue to use debt financing from time to time for property improvements, lease inducements, tenant improvements, redemptions and other working capital needs. As of December 31, 2018, our portfolio was 22% leveraged based on the values of our real estate investments. Following the sales of two additional properties in early 2019, as of March 28, 2019, our portfolio was approximately 31% leveraged based on the values of our real estate investments.

Our existing indebtedness is and any additional indebtedness we incur will likely be subject to continuing covenants, and we are be required to make continuing representations and warranties about the Company in connection with such debt. Moreover, a substantial portion of our debt is be secured by some or all of our assets. If we default on the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal.

Distribution Objectives

In order to qualify as a REIT for U.S. federal income tax purposes, we generally must distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. Distributions are authorized at the discretion of our board of directors, which considers the requirements for our qualification as a REIT pursuant to the Internal Revenue Code of 1986, as amended (the “Code”).

We declared distributions of approximately $0.65 per share, per year for the years ended December 31, 2018, 2017 and 2016. A portion of the distributions declared for the year ended December 31, 2018 was designated as a return of a portion of the stockholders’ invested capital as described further below. Further, on July 17, 2018, in connection with the approval of the Plan of Liquidation by our stockholders, our board of directors determined to suspend indefinitely our distribution reinvestment plan, effective as of August 31, 2018. As a result of the suspension of our distribution reinvestment plan, all distributions paid after August 31, 2018 have been paid to our stockholders in cash.

In addition to regular operating distributions paid to stockholders for the months of January 2018 through June 2018 in an aggregate amount of approximately $0.21 per share, from January 2018 through February 2019, we paid aggregate return of capital distributions to stockholders totaling approximately $4.00 per share (the “Return of Capital Distributions”), which represented a return of a portion of the stockholders’ invested capital. These Return of Capital Distributions were made up of the following:

•
a $1.05 per share special distribution (the “Special Distribution”) declared to all stockholders of record as of December 30, 2017 and paid in January 2018. The Special Distribution was funded with a portion of the net proceeds received from the strategic sale of six assets during 2017.

•
$0.12 per share resulting from a portion of the monthly distributions declared for the months of January 2018 through June 2018, (approximately $0.02 per share, per month), which were designated by our board of directors as a return of a portion of the stockholders’ invested capital and, as such, reduced the stockholders’ remaining investment in the Company.

•
Approximately $0.33 per share resulting from the monthly liquidating distributions declared for the months of July 2018 through December 2018 (approximately $0.054 per share, per month), which reduced the stockholders’ remaining investment in the Company.

•	a $2.50 per share liquidating distribution declared to all stockholders of record as of February 13, 2019 and paid in February 2019.

If we are able to successfully implement the Plan of Liquidation, then after the sale of all our assets and the payment of all our outstanding liabilities, we expect we will have made liquidating distributions pursuant to the Plan of Liquidation in the range of $8.83 to $9.83 per share of common stock, estimated by our board of directors as of April 23, 2018, which are in addition to the $1.17 return of invested capital distributions previously paid by the Company. As described above, we have paid approximately $2.83 per share of liquidating distributions pursuant to the Plan of Liquidation as of March 1, 2019.

Because we have already sold a significant number of assets and our expectation is to sell all of our remaining assets in the time frame set forth under our Plan of Liquidation, we determined to stop paying monthly distributions for periods after December 2018. Any future distributable income earned from the remaining properties will be included in future liquidating distributions to stockholders.

Tax Status

We have elected to be treated as a REIT under the Code. Our management believes that we operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for U.S. federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2018, 2017 and 2016 in the accompanying consolidated financial statements.  Income tax expense recorded by the Company during each of these years was primarily comprised of foreign income taxes related to the operation of its international properties.

Competition

Numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors compete with us in obtaining creditworthy tenants to occupy our properties, including, but not limited to, Hines Global Income Trust, Inc. (“Hines Global Income Trust”), and other real estate investment vehicles sponsored by Hines. Many of these entities have significant financial and other resources, allowing them to compete effectively with us. Principal factors of competition include leasing terms (including rent and other charges and allowances for inducements and tenant improvements), the quality and breadth of tenant services provided, and reputation as an owner and operator of commercial real estate investments in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends of the global, national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, taxes, governmental regulations, legislation and demographic trends.

Tenants

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. During the years ended December 31, 2018, 2017 and 2016, respectively, we did not earn more than 10% of total rental revenues from any individual tenant.

Available Information

Stockholders may obtain copies of our filings with the Securities and Exchange Commission (“SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.HinesSecurities.com. Further, a copy of this Our filings will be available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. However, the information from our website is not incorporated by reference into this report.

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

We cannot give any assurances as to the prices at which any of our properties ultimately will be sold, or the timing of such sales. Real estate market values are constantly changing and fluctuate with changes in interest rates, availability of financing, changes in general economic conditions and real estate tax rates, competition in the real estate market, the availability of suitable buyers, the perceived quality, consistency and dependability of income flows from tenancies and a number of other local, regional and national factors. In addition, environmental contamination, potential major repairs which are not presently contemplated, increased operating costs or other unknown liabilities, including in connection with non-compliance with applicable laws, if any, at the Company’s properties may adversely impact the sales price of those assets. As a result, the actual prices at which we are able to sell our properties may be less than the amounts we have assumed for purposes of stating the estimated range of liquidating distributions, which would result in the amount of such distributions being lower than our original estimate and the timing of the sales of our properties may not occur within the expected time frame. The amount available for distributions may also be reduced if the expenses we incur in selling our properties are greater than anticipated. In calculating our estimated range of liquidating distributions, we assumed that we will be able to find buyers for all of our assets at amounts based on our estimated range of market values for each property. However, for a variety of reasons, some of which are outside of our control, we may have overestimated the sales prices that we will ultimately be able to obtain for these assets. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s market value. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating distributions to our stockholders would be delayed or reduced. Furthermore, the estimated range of liquidating distributions to have been made under the Plan of Liquidation of $8.83 to $9.83 per share of the Company’s common stock, estimated by the Board as of April 23, 2018 is based upon: (i) the board of director’s estimate of the range of proceeds to be received by the Company from the sale of the Company’s properties pursuant to the Plan of Liquidation, (ii) the amount of indebtedness owed on each property, including any estimated penalties that we expect to incur at the time of the disposition of such properties for early payment thereof and other indebtedness of the

Company, (iii) the amount of cash on hand, including net proceeds from sales of the Company’s properties completed prior to the our board of directors’ approval of the Plan of Liquidation, (iv) estimated cash flows to be generated by the continued operations of the Company during the liquidation process, and (v) the estimated expenses to be incurred in connection with the sale of each property and the winding down and dissolution of the Company.

If we are unable to maintain the occupancy rates of currently leased space and lease currently available space, if tenants default under their leases or other obligations to us during the liquidation process or if our cash flow during the liquidation is otherwise less than we expect, our liquidating distributions may be delayed or reduced.

In calculating the estimated range of liquidating distributions, our board of directors assumed that we would maintain the occupancy rates of currently-leased space, that we would be able to rent certain currently available space and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. The inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may be able to renew their leases on terms that are less favorable to us than the terms of the current leases. The weakening of the financial condition of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect the liquidation. Some of our properties are leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
To the extent that we receive less rental income than we expect during the liquidation process, or have difficulty selling certain of our properties due to such reduced rental income, our liquidating distributions will be reduced.

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

Although we have provided an estimated range of liquidating distributions and have commenced paying liquidating distributions to our stockholders, we cannot determine at this time when, or potentially whether, we will be able to make total liquidating distributions to our stockholders in an amount that is within the range of liquidating distributions estimated by our board of directors on April 23, 2018. These distributions will depend on a variety of factors, including, but not limited to, the length of time it takes to implement the Plan of Liquidation, which we estimate could take two years or more, the price and timing of transactions entered into in the future, the cost of operating the Company through the date of our final dissolution, general business and economic conditions, and other matters. In addition, before making the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. Our board of directors may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our board of directors may also decide to provide for any unknown and outstanding liabilities and expenses, which may include the establishment of a reserve fund or transferring assets to a liquidating trust to pay contingent liabilities and ongoing expenses in an amount to be determined as information concerning such contingencies and expenses becomes available. The amount of transaction costs in the liquidation is not yet final, including prepayment penalties with respect to indebtedness on the properties, so we have used estimates of these costs in calculating the amounts of our projected liquidating distributions. To the extent that we have underestimated these costs in calculating our projections, our actual liquidating distributions may be lower than our estimated range. In addition, if the claims of our creditors are greater than what we have anticipated or if we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if a reserve fund is established or assets are transferred to a liquidating trust to pay contingent liabilities, payment of liquidating distributions to our stockholders may be delayed or reduced.

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

Although we have provided an estimated range of total liquidating distributions of $8.83 to $9.83 per share of the Company’s common stock and have paid approximately $2.83 per share since the date they were acquired, there can be no assurances regarding the amounts of any liquidating distributions or the timing thereof. Your total return will depend on the amount you paid for your shares and the date on which you purchased such shares. Stockholders should consult their financial advisors for more information about their potential total return.

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

Distributing interests in a liquidating trust may cause you to recognize gain prior to the receipt of cash.

The REIT provisions of the Tax Code generally require that each year we distribute as dividends to our stockholders at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and by excluding any net capital gains). Our liquidating distributions generally will not qualify as deductible dividends for this purpose unless, among other things, we make such distributions within 24 months after the adoption of the Plan of Liquidation. We believe that the adoption of the Plan of Liquidation will be properly treated as having occurred upon its approval by our stockholders on July 17, 2018. Although we anticipate that we will meet this timetable, conditions may arise which cause us not to be able to liquidate within such 24-month period. For instance, it may not be possible to sell our assets at acceptable prices during such period.

In addition, the IRS could assert that the adoption of the Plan of Liquidation effectively commenced prior to July 17, 2019 Date with the sale of, or agreement by us to sell, certain properties. If such an assertion were successful, we could be required to complete the Plan of Liquidation sooner than July 17, 2020, or otherwise distributions that we make pursuant to the Plan of Liquidation might not be deductible by us, which might result in a loss by us of our tax qualification as a REIT or in our otherwise incurring income taxes.

In such event, rather than retain our assets and risk losing our status as a REIT, we may elect to contribute our remaining assets and liabilities to a liquidating trust and distribute interests in the liquidating trust to our stockholders in order to meet the 24-month requirement. We may also elect to transfer our remaining assets and liabilities to a liquidating trust within such 24-month period to avoid the costs of operating as a public company. Such a transfer would be treated as a distribution of our remaining assets to our stockholders, together with a contribution of the assets to the liquidating trust. As a result, a stockholder would recognize gain to the extent that his share of the cash and the net fair market value of any assets received by the liquidating trust was greater than the stockholder’s basis in his stock, notwithstanding that the stockholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy any resulting tax liability and the Company may have withholding tax obligations with respect to foreign stockholders. In addition, it is possible that the fair market value of the assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder’s gain at the time at which interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property received by the liquidating trust on a later sale of the assets. In this case, the stockholder could recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, the deductibility of which may be limited under the Tax Code. The distribution to stockholders of interests in a liquidating trust may also cause ongoing adverse tax consequences (particularly to tax-exempt and foreign stockholders, which may be required to file U.S. tax returns with respect to their share of income generated by the liquidating trust).

Stockholders may be liable to our creditors for the amount received from us if our reserve fund or the assets transferred to a liquidating trust are inadequate.

Pursuant to the Plan of Liquidation, we intend to dispose of our assets, discharge our liabilities and distribute to our stockholders any remaining assets as soon as practicable. In the event that it should not be feasible, in the opinion of our board of directors, for the Company to pay, or adequately provide for, all of our debts and liabilities, or if our board of directors shall determine it is advisable, our board of directors may establish a liquidating trust to which the Company could distribute in kind its unsold assets.

Any reserve fund or assets transferred to a liquidating trust established by us may not be adequate to cover any contingent expenses and liabilities. Under Maryland law, if we make distributions and fail to maintain an adequate reserve fund or fail to transfer adequate assets in a liquidating trust for payment of our contingent expenses and liabilities, each stockholder could be held liable for payment to our creditors of such amounts owed to creditors which we fail to pay. The liability of any stockholder would be limited to the amount of such liquidating distributions previously received by such stockholder from us or the liquidating trust. Accordingly, in such event, a stockholder could be required to return all such distributions received from the Company or the liquidating trust. If a stockholder has paid taxes on liquidating distributions previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. On December 31, 2018, the Company had outstanding liabilities of approximately $906.8 million, of which approximately $678.1 million consisted of loans secured by properties we owned. All of these obligations are expected to be paid in full in connection with the sales of our properties. We may decide to establish a reserve fund or transfer assets to a liquidating trust to provide for any unknown or outstanding liabilities and expenses. We will continuously monitor expenses and any other foreseeable liabilities the Company may incur in implementing the Plan of Liquidation to seek to ensure that an adequate reserve fund is maintained or adequate assets are transferred to a liquidating trust to discharge these liabilities in full.

Risks Related to Our Business in General

A prolonged national or world-wide economic downturn or volatile capital market conditions could adversely affect our results of operations and our ability to pay distributions to our stockholders.
If disruptions in the capital and credit markets were to occur, they could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our Plan of Liquidation in a manner that is accretive to our stockholders.

If these disruptions in the capital and credit markets should occur as a result of, among other factors, uncertainty, changing regulation, changes in trade agreements reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us selling our remaining assets at lower than expected prices, which could reduce or eliminate the liquidating distributions we make to our stockholders.

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

Yields on and safety of deposits may be lower if there are to extensive declines in the financial markets.

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

We have a substantial amount of indebtedness. In the event we do not repay or refinance such indebtedness, we could face substantial liquidity issues and might be required to issue equity securities or securities convertible into equity securities, or sell some of our assets to meet our debt payment obligations.

As of December 31, 2018, we had approximately $678.1 million of outstanding indebtedness, which, upon final maturity, we will need to refinance or repay. See Note 4 — Debt Financing for additional information regarding our outstanding debt. There can be no assurances we will be able to refinance our indebtedness (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt, or (3) at all.

Economic conditions and the credit markets have historically experienced, and may continue to experience, periods of volatility, uncertainty, or weakness that could impact the availability or cost of debt financing.

A substantial portion of our outstanding indebtedness bears interest at floating rates based on the London interbank offered rate (“LIBOR”). In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it will stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates. The discontinuation or modification of LIBOR could result in interest rate increases on our debt, which could adversely affect our cash flow, operating results and ability to make distributions to our stockholders at expected levels or at all.

If we are unable to repay or refinance our debt, we cannot guarantee that we will be able to generate enough cash flows from operations or that we will be able to obtain enough capital to service our debt, fund our planned capital expenditures or pay future distributions at expected levels or at all. In such an event, we could face substantial liquidity issues and might be required to sell some of our assets to meet our debt payment obligations. Failure to repay or refinance indebtedness when required could result in a default under such indebtedness. If we incur additional indebtedness, any such indebtedness could exacerbate the risks described above.

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

Our success will be dependent on the performance of Hines as well as key employees of Hines. Certain other investment vehicles sponsored by Hines have experienced adverse developments in recent years and there is a risk that we may experience similar adverse developments. Adverse changes in affiliated programs could also adversely affect our ability to raise capital.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of Hines and its affiliates as well as key employees of Hines in the identification and acquisition of investments, the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. Our board of directors and the Advisor have broad discretion when identifying, evaluating, making and managing our investments with the proceeds of the Follow-On Offering. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. We will rely on the management ability of Hines and the oversight of our board of directors as well as the management of any entities or ventures in which we invest.

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

Certain other investment vehicles sponsored by Hines have experienced adverse developments in recent years. Hines REIT sold shares of its common stock from 2004 to 2009 at various prices between $10.00 per share and $10.66 per share. Although Hines REIT re-opened its share redemption program with respect to ordinary redemption requests in April 2013, the program was suspended, except with respect to redemptions in connection with the death or disability of a stockholder, in December 2009. In addition, Hines REIT decreased its distribution rate in July 2010 and further decreased the rate in April 2013. Hines REIT completed its liquidation and dissolution in August 2018 and paid distributions of $7.59 per share to its stockholders, including liquidating distributions of $6.57 per share and special distributions of $1.01 per share. The special distributions were paid from July 2011 through April 2013 and were in addition to the regular operating distributions of up to $5.49 per share paid to Hines REIT’s stockholders between 2004 and 2016. The amount of regular operating distributions received by stockholders varied depending on when they invested and whether they held their shares continuously through 2016.

In addition to Hines REIT, Hines Global Income Trust and HMS Income Fund, Inc., Hines has sponsored more than 20 privately-offered programs in the past ten years. Several of Hines’ privately-offered programs have experienced adverse economic developments due to the global financial crisis and deteriorating economic conditions in several European and South American countries, Mexico and several U.S. markets between 2007 and 2009. The adverse market conditions experienced by these programs may result in them altering their investment strategy, generating returns lower than originally expected, or ultimately may cause them to incur losses. There is a risk that we may experience similar adverse developments, as an investment vehicle sponsored by Hines.

Adverse results in the other non-traded REITs on the Hines platform have the potential to affect Hines’ and our reputation among financial advisors and investors, which could affect our ability to raise capital.

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
We may be subject to litigation, including claims relating to our Plan of Liquidation or operations, offerings, unrecognized pre-acquisition contingencies and otherwise in the ordinary course of business. Some of these claims may result in potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of claims that may arise in the future. Resolution of these types of matters against us may result in our payment of significant fines or settlements, which, if not insured against, or if these fines and settlements exceed insured levels, would adversely impact our earnings and cash flows. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.

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

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Therefore, stockholders’ investment in our common stock will be subject to greater risk to the extent that we lack a geographically diversified portfolio.  For example, based on our share of the estimated market value of the real estate investments in which we owned interests as of March 1, 2019, approximately 19% of our portfolio consists of our property located in Seattle, Washington and 16% of our portfolio consists of our property in London, England. Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets. Please see “Item 2. Properties — Market Concentration.”

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in these industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on our pro rata share of space leased to tenants as of March 1, 2019, 38% of our space is leased to tenants in the retail industry, 13% is leased to tenants in the transportation and warehousing industry, and 11% is leased to tenants in the finance and insurance industry. Please see “Item 2. Properties — Industry Concentration.”

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

We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in proportion to changes in our rental revenue. As a result, our costs will not necessarily decline even if our revenues do. Similarly, our operating costs could increase while our revenues stay flat or decline. In either such event, we may be forced to borrow funds to cover our costs, we may incur losses or we may not have cash available to service our debt.

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

Some of the properties that we own are office properties. Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make distributions to our stockholders.

An economic slowdown or rise in interest rates or other unfavorable changes in economic conditions in the markets in which we operate could adversely impact our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

The development of negative economic conditions in the markets in which we operate may significantly affect occupancy, rental rates and our ability to collect rent from our tenants, as well as our property values, which could have a material adverse impact on our cash flows, operating results, carrying value of investment property and ability to dispose of investment property. For example, an economic recession or rise in interest rates could make it more difficult for us to lease real properties, may require us to lease the real properties we acquire at lower rental rates and may lead to an increase in tenant defaults. In addition, these conditions may also lead to a decline in the value of our properties and make it more difficult for us to dispose of these properties at an attractive price. Other risks that may affect conditions in the markets in which we operate include:

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

Numerous real estate companies that operate in the markets in which we may operate will compete with us in acquiring and obtaining creditworthy tenants to occupy such properties or the properties owned by such investments. One such company with whom we may compete for tenants is Hines Global Income Trust. Such competition could adversely affect our business. There are numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors that will compete with us in seeking investments and tenants for properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may investments or lower our occupancy rates and the rent we may charge tenants. In addition, the arrival of new competitors in the immediate areas where we have assets could require unplanned investments in our assets, which may adversely affect us. We may also have difficulty in renewing leases or in leasing to new tenants, which may lead to a reduction in our cash flow and operating income, since the proximity of new competitors could divert existing or new tenants to such competitors, resulting in vacancies.

The sale of properties may cause us to incur penalty taxes, fail to maintain our REIT status, or own and sell properties through Taxable REIT Subsidiaries (“TRSs”), each of which would diminish the return to our stockholders.

The sale of one or more of our properties may be considered a “prohibited transaction” under the Code (which generally includes the sale of property held by us primarily for sale to customers in the ordinary course of our trade or business). If we are deemed to have engaged in a prohibited transaction, all net gain that we derive from such sale would be subject to a 100% penalty tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includible in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) property sales by the REIT do not exceed at least one of the following thresholds: (a) seven sales in the current year; (b) sales in the current year that do not exceed 10% of the REIT’s assets as of the beginning of the year (as measured by either fair market value or tax basis); or (c) sales in the current year that do not exceed 20% of the REIT’s assets as of the beginning of the year, and sales over a three-year period do not exceed, on average, 10% per annum of the REIT’s assets, in each case as measured by either fair market value or tax basis. Given our investment and operating strategy, the sale of one or more of our properties may not satisfy the above prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not satisfy the safe harbor, we may be able to avoid the prohibited transaction tax if we hold and sell the property through a TRS. In that case, any gain would be taxable to the TRS at regular corporate income tax rates. We may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition should not be subject to the prohibited transaction tax. In cases where a property disposition is not affected through a TRS, the Internal Revenue Service, or IRS, could assert that the disposition constitutes a prohibited transaction. If such an assertion were successful, all of the net gain from the sale of the property will be payable as a tax which will have a negative impact on cash flow and the ability to make cash distributions.

Limitations on our ownership of non-real estate securities of our TRSs could adversely affect our operations and/or our ability to qualify as a REIT.

As a REIT, the value of our ownership of non-real estate securities of our TRSs may not exceed 20% of the value of all of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our ownership of such securities of all of our TRSs exceeded 20% of the value of our total assets at the end of any calendar quarter, then we could fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 20% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, generally no more than 25% of our gross income with respect to any year may be from sources other than real estate. Dividends paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if dividends from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

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

Changes in supply of or demand for similar properties in a particular area may adversely affect the value of the properties we own, which would lower the potential sales price of such properties.

The real estate industry is subject to market forces and we are unable to predict certain market changes including changes in supply of or demand for similar properties in a particular area. For example, if demand for the types of real estate assets we invest were to sharply decrease or supply of those assets were to sharply increase, the prices of those assets could fall significantly. Any potential sale of an undervalued asset could decrease our rate of return on these investments and result in lower operating results and overall liquidity distributions.

Retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant and trends in the retail sector generally.

Four of our 12 properties in our portfolio as of March 1, 2019 are retail properties. Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

The retail environment and the market for retail space have been, and in the future could be, adversely affected by weakness in the national, regional, and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retail companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing competition from discount retailers, outlet malls, internet retailers, and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants.

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

On June 23, 2016, the United Kingdom held a non-binding referendum in which a majority of voters voted in favor of the United Kingdom’s exit from the European Union. On March 29, 2017, the United Kingdom gave formal notice of its exit from the European Union and commenced the two-year period of negotiations to determine the terms of the United Kingdom’s relationship with the European Union after the exit, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of the exit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The announcement of the Brexit vote caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. Without further agreement, the United Kingdom will formally leave the European Union on May 22, 2019. In addition, the uncertainty caused by the departure of the United Kingdom from the European Union may:

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

Each of these effects may occur before the United Kingdom departs from the European Union because the capital and credit markets are subject to volatility and disruption caused by the uncertainty introduced by the Brexit vote. As of March 1, 2019, 16% of our real estate investment portfolio was located in London, England. A decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our portfolio, which could, among other things, adversely affect our business and financial condition.

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

Hines Global owned a 99.99% general partner interest in the Operating Partnership as of December 31, 2018. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. Hines Global REIT Associates Limited Partnership owns the special units of the Operating Partnership (the “Special OP Units”), which were issued as consideration for an obligation by Hines and its affiliates to perform services in connection with our real estate operations. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

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

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs' attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions.
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

If we were to fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to our stockholders when computing our taxable income;

•	we would be subject to federal income tax on our taxable income at regular corporate rates;

•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•	our cash available for distribution would be reduced and we would have less cash to distribute to our stockholders; and

•	we might be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations that we may incur as a result of our disqualification.

We may be required to defer repatriation of cash from foreign jurisdictions in order to qualify as a REIT.

Investments in foreign real property may give rise to foreign currency gains and losses. Certain foreign currency gains may be excluded from income for purposes of determining our compliance with one or both of the REIT gross income tests; however, under certain circumstances (for example, if we regularly trade in foreign securities) such gains will be treated as non-qualifying income. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal income or other taxes on our income as a result of foreign currency gains.

If the Operating Partnership is classified as a “publicly traded partnership” under the Code, our operations and our ability to pay distributions to our stockholders could be adversely affected.

We believe that the Operating Partnership will be treated as a partnership, and not as an association or a publicly traded partnership for U.S. federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or repurchase of partnership units in the Operating Partnership. However, if the IRS successfully determined that the Operating Partnership should be taxed as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute non-deductible distributions in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT, and the imposition of a corporate tax on the Operating Partnership would reduce the amount of cash available for distribution to our stockholders.

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

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to tax under FIRPTA on the gain recognized on such disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” In addition, except with respect to “qualified foreign pension plans”, FIRPTA will apply if we make a distribution that is attributable to gain recognized by us on a disposition of a U.S. real property interest, even if we are domestically controlled. A REIT is “domestically controlled” if less than 50% of the REIT’s capital stock, by value, has been owned, directly and indirectly, by persons who are not U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gains realized by foreign investors other than “qualified foreign pension plans” and foreign governments on a sale of our common shares would be subject to tax under FIRPTA (unless our common shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common shares).  Our common shares are not currently traded on an established securities market.

In certain circumstances, we may be subject to federal, state, local or foreign income or other taxes, which would reduce our cash available to pay distributions to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to certain federal, state, local or foreign income or other taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid paying federal income tax and/or the 4% excise tax that applies to certain income retained by a REIT. We may also decide to retain gain that we recognize from the sale or other disposition of our properties and pay income tax directly on such gain. In that event, our stockholders would be treated as if they recognized that gain and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the Operating Partnership or of other entities through which we indirectly own our assets. Any taxes that we pay will reduce our cash available for distribution to our stockholders.

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

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts or estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in our common shares to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of our common shares.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may hold real property which is leased back to the person from whom we acquired it. We will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, but cannot assure our stockholders that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation relating to such property would be disallowed. We might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization if a sale-leaseback transaction were so recharacterized. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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

We must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets in order to ensure our qualification as a REIT. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% (the limit was 25% prior to January 1, 2018) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including REITs and their stockholders.  In the case of individuals, the tax brackets were adjusted, the top federal income rate was reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received that are not “capital gain dividends” or “qualified dividend income” ) and various deductions were eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026.  The top corporate income tax rate was reduced to 21%.  There are only minor changes to the tax rules applicable to REITs (other than the 20% deduction applicable to individuals for ordinary REIT dividends received).  The Tax Cuts and Jobs Act makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.  For example, the Tax Cuts and Jobs Act amended the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other rules in the Code.  Such rule may cause us to recognize income before receiving any corresponding receipt of cash, which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which such income is recognized, although the precise application of this rule is unclear at this time.

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

Investment Risks

There is no public market for our common shares; therefore, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount. The most recently determined per share net asset value (“NAV”) of our common shares is an amount that is less than the price some stockholders paid for their shares in our prior public offerings and may be further adjusted in the future.

There is no public market for our common shares, and we do not expect one to develop. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may limit the ability of our stockholders to sell their shares. If they are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay certain up-front fees and expenses, including organization and offering costs, such as issuer costs, selling commissions, and the dealer manager fee and acquisition fees and expenses in connection with our public offerings. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares, without incurring a substantial loss. Stockholders may also experience substantial losses if we dispose of our assets or in connection with a liquidation event. We cannot assure stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, stockholders should consider our common shares as an illiquid and long-term investment, and they must be prepared to hold their shares for an indefinite length of time. On February 14, 2019, our board of directors established a per share NAV of our common stock of $6.17, when adjusted for the Return of Capital Distributions of $4.00 per share is lower than the $10.28 and $10.40 per share primary offering prices in our second public offering. For a discussion of how the per share NAV was determined, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information.”

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

Our board of directors recently suspended our share redemption program, and if stockholders are able to have their shares redeemed, it may be at a price that is less than the price they paid for the shares and the then-current market value of the shares.

In December 2018, the Board determined to suspend our share redemption program, effective February 2, 2019, except for the redemption requests related to the death and disability of the stockholder. Further, our share redemption program limits the number of shares that may be redeemed in any consecutive twelve month period to no more than 5% of the number of shares outstanding at the beginning of that period, which we refer to as the “5% limitation.” Our board of directors may terminate, suspend or amend the share redemption program upon 30 days’ written notice without stockholder approval. In accordance with the share redemption program, shares that are redeemed in connection with the death or disability of a stockholder, will be redeemed at the per share NAV most recently announced by the Company in a public filing with the SEC as of the applicable date of the redemption. As a result, beginning March 1, 2019, the new redemption price will be equal to the new per share NAV of $6.17.

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

As a result of the suspension of our share redemption program, our stockholders’ primary source of liquidity will be a completion of the Plan of Liquidation, which is subject to the risks described elsewhere herein.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.
Morrison and Foerster LLP acts as legal counsel to us and also represents the Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Morrison and Foerster LLP may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of the Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected, which may result in us incurring additional fees and expenses. Moreover, should a conflict of interest not be readily apparent, Morrison and Foerster LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our real estate investments are held directly and through entities wholly-owned by the Operating Partnership, or indirectly through other entities. We sold 20 properties in 2018 for an aggregate sales price of $1.7 billion. Additionally, we sold 55 M Street in January 2019 for a contract sales price of $135.3 million and 550 Terry Francois in February 2019 for a contract sales price of $342.5 million. Following the completion of these sales, our portfolio consisted of 12 real estate investments valued at $2.4 billion. The following tables include additional information regarding our remaining portfolio.

The following table provides additional information regarding each of the real estate investments we owned an interest in as of March 1, 2019:

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (4)
Domestic Office Investments
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	531,916	71%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	86%
The Summit (5)	Bellevue, Washington	Office	3/2015; $316.5	5.6%	539,576	95%
Total for Domestic Office Investments					1,581,194	84%

Domestic Other Investments
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	399,021	98%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,557	72%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	768,381	91%
The Rim	San Antonio, Texas	Retail	2/2014, 4/2015, 12/2015, & 12/2016: $285.9	5.9%	1,045,109	91%
Total for Domestic Other Investments					2,530,068	90%

International Office Investments
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	94,239	94%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,182	88%
Perspective Defense	Paris, France	Office	6/2013; $165.8	8.5%	289,663	47%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	479,437	76%
Total for International Office Investments					1,347,521	75%

International Other Investments
FM Logistic	Moscow, Russia	Industrial	4/2011 $70.8	11.2%	748,578	100%
Total for International Other Investments					748,578	100%
Total for All Investments					6,207,361	86%

(1)	On March 1, 2019, the Company effectively owned a 99.99% interest in the investments listed. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership.

(2)	For acquisitions denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on the acquisition date.

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

The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of each property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions, with respect to each property, that in-place tenants will continue to perform under their lease agreements during the 12 months following our acquisition of the property.  In addition, with respect to the Minneapolis Retail Center, Riverside Center, the Markets at Town Center, the Avenue at Murfreesboro, and The Summit, the projected property revenues in excess of expenses include assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.

(4)	Data as of December 31, 2018.

(5)
The Summit consists of two Class A office towers (Summit I and Summit II). In 2019, we will commence construction of Summit III, a new office building on the property, which will have approximately 374,220 square feet of additional office space, which has been 100% pre-leased to a single tenant.

Investment Type

The following chart depicts the percentage of our portfolio’s investment types as of March 1, 2019, based on the appraised values of our real estate investments as of December 31, 2018.

Lease Expirations

The following table lists the scheduled lease expirations and related expiring base rents for each of the years ending December 31, 2019 through December 31, 2028 and thereafter for all of the properties which we owned as of March 1, 2019. The table also shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	Percent of Total Annual Base Rental Income
Vacant	—	864,852	13.9%	$—	—%
2019	41	210,700	3.4%	$5,693,303	4.2%
2020	59	550,148	8.9%	$16,950,922	12.4%
2021	46	310,590	5.0%	$8,152,196	6.0%
2022	60	1,321,363	21.3%	$20,297,680	14.8%
2023	42	643,072	10.4%	$15,269,701	11.2%
2024	25	254,364	4.1%	$6,824,676	5.0%
2025	34	616,585	9.9%	$19,619,075	14.3%
2026	14	105,739	1.7%	$3,329,679	2.4%
2027	21	246,418	4.0%	$5,038,706	3.7%
2028	15	305,935	4.9%	$10,120,634	7.4%
Thereafter	23	777,595	12.5%	$25,559,777	18.6%

Market Concentration

The map below depicts the location of our real estate investments as of March 1, 2019. Approximately 68% of our portfolio is located throughout the United States and approximately 32% is located internationally. The estimated values of our real estate investments were based on their appraised values as of December 31, 2018.

The following table provides a summary of the market concentration of our portfolio based on the estimated value of each of the real estate investments in which we owned interests as of March 1, 2019.

Market	Market Concentration
Seattle, Washington	19%
London, United Kingdom	16%
San Antonio, Texas	13%
Minneapolis, Minnesota	11%
Boston, Massachusetts	11%
Nashville, Tennessee	9%
Paris, France	7%
Jacksonville, Florida	6%
Warsaw, Poland	5%
Moscow, Russia	3%

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of our real estate investments, as of March 1, 2019, based on their leased square footage as of December 31, 2018:

Industry	Industry Concentration
Retail	38%
Transportation and Warehousing	13%
Finance and Insurance	11%
Other Professional Services	7%
Health Care	6%
Government	5%
Other (1)	5%
Utilities	4%
Hospitality	4%
Information	4%
Manufacturing	3%

(1)
Included in the “Other” category is approximately 5% of our portfolio, which is made up of industries which are individually less than 3% of our portfolio and includes: administrative and support services, arts, educational services, entertainment and recreation, legal, oil and gas, real estate, and wholesale trade.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 28, 2019, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2018, we had 267.1 million common shares outstanding, held by a total of approximately 58,600 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offerings in their effort to comply with National Association of Securities Dealers (“NASD”) Rule 2340, we disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we plan to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares and such statements should not be used for any other purpose. Our board of directors previously determined that as of December 31, 2017, our per share NAV was $9.04. Additionally, on February 14, 2019, our board of directors determined a new NAV of $6.17 as of that date. This new per share NAV is lower than the previously determined per share NAV of $9.04 as of December 31, 2017, primarily as a result of the return of invested capital distributions and liquidating distributions declared by the Company in 2018 and 2019, which aggregated to approximately $2.95 per share. The new per share NAV was determined utilizing the guidelines established by the Institute for Portfolio Alternatives’ Practice Guideline 2013-01 – “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013, except that it includes an estimate of closing costs that we would expect to incur related to the Company’s liquidation of its remaining properties pursuant to the Plan of Liquidation adopted by the Company in July 2018 with the approval of our stockholders. See below for a description of how the new per share NAV was determined. It is currently anticipated that a new per share NAV will next be determined in early 2020.

Methodology

We engaged Cushman & Wakefield, Inc. (“Cushman”), a division of which is an independent third party real estate advisory and consulting firm, to provide, or cause its subsidiaries to provide, appraised values of our domestic real estate property investments as of December 31, 2018. These appraisals were performed in accordance with Uniform Standards of Professional Appraisal Practice. Cushman has extensive experience in conducting appraisals and valuations on real properties and each of our appraisals was prepared by personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) designation.

Additionally, we engaged Knight Frank, LLP (“Knight Frank”), an independent third party real estate advisory and consulting services firm, to provide appraised values of our international real estate investments as of December 31, 2018. These appraisals were performed in accordance with the professional standards as published by the Royal Institution of Chartered Surveyors.

We also engaged Jones Lang LaSalle Incorporated (“JLL”), an independent third party real estate advisory and consulting services firm, to perform valuations of our debt obligations as of December 31, 2018.

In establishing the per share NAV of $6.17, we used appraised values of our real estate property investments as of December 31, 2018, except for 55 M Street and 550 Terry Francois, which were excluded because they were sold in January and February 2019, respectively. We also obtained valuations of our debt obligations as of December 31, 2018. No indebtedness was secured by 55M Street or 550 Terry Francois as of December 31, 2018. Additionally, our board of directors included in its determination the values of other assets and liabilities such as cash, tenant receivables, accounts payable and accrued expenses, distributions payable and other assets and liabilities, all of which were valued at cost and an estimate of closing costs that we would expect to incur in relation to the liquidation of our remaining properties pursuant to the Plan of Liquidation. These other assets and liabilities were also adjusted to include the effects of monthly distributions and redemptions paid in early 2019, the sales of 55 M Street and 550 Terry Francois in early 2019, and the $2.50 per share liquidating distribution that was declared and paid in February 2019. No liquidity discounts or discounts relating to the fact that we are externally managed were applied to the per share NAV and no attempt was made to value Hines Global as an enterprise.

Additionally, we engaged Altus Group U.S. Inc., (“Altus”) to review the appraisals provided by Cushman and Knight Frank and to assess the reasonableness of our new per share NAV. The appraisal reviews were conducted under the supervisions of a member of the MAI. In assessing the reasonableness of our new per share NAV, Altus utilized the appraised values provided by Cushman and Knight Frank, the valuations of our debt obligations provided by JLL and information provided by management regarding balances of cash, tenant receivables, accounts payable and accrued expenses, distributions payable and other assets and liabilities and an estimate of closing costs that we expect to incur related to the liquidation of our remaining properties pursuant to the Plan of Liquidation. Altus concluded that the new per share NAV determined by our board of directors was reasonable.

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

The aggregate value of our real estate property investments as of February 14, 2019 was $2.4 billion. Additionally, we have sold 22 properties since December 31, 2017, with an aggregate sales price of $2.2 billion. Including the effect of the sold properties, the aggregate value of our real estate property investments increased 1.6% when compared to the previously determined value of our assets as of December 31, 2017.  This 1.6% net increase resulted from 4.0% appreciation in the aggregate values of our real estate property investments as offset by a 2.4% decrease resulting from the weakening of the Euro, British pound sterling, and Australian dollar against the U.S. dollar.

The aggregate value of our real estate property investments owned as of February 14, 2019 also represented a 12.7% increase compared to their aggregate net purchase price. The table below sets forth the calculation of our per share NAV as of February 14, 2019 and our previous per share NAV as of December 31, 2017 and 2016:

	February 14, 2019				December 31, 2017				December 31, 2016
	Gross Amount (in millions)		Per Share		Gross Amount (in millions)		Per Share		Gross Amount (in millions)	Per Share
Real estate property investments	$2,397		$9.07		$4,445		$16.20		$5,095	$18.37
Other assets	709		2.68		441		1.61		213	0.77
Debt obligations and other liabilities	(742)		(2.81)		(1,962)		(7.15)		(2,330)	(8.40)
Liquidating/ Special Distributions	(661)	(1)	(2.50)	(1)	(288)	(2)	(1.05)	(2)
Noncontrolling interests	—		—		(11)		(0.04)		(89)	(0.32)
Net Asset Value before closing costs	$1,703		$6.44		$2,625		$9.57		$2,889	$10.42
Estimated closing costs	(72)		(0.27)		(146)		(0.53)		(107)	(0.39)
NAV	$1,631		$6.17		$2,479		$9.04		$2,782	$10.03
Shares outstanding	264				274				277

(1)
In February 2019, the Company declared and paid a liquidating distribution pursuant to the Plan of Liquidation of $2.50. In addition to the $2.50 per share liquidating distribution reflected in the table above, the Company paid return of invested capital distributions and liquidating distributions in an aggregate amount of approximately $0.45 per share, which included $0.12 per share of return of invested capital distributions, consisting of $0.02 per share of each of the monthly distributions paid from February 2018 through July 2018, and approximately $0.33 per share of liquidating distributions, consisting of the monthly distributions paid from August 2018 through January 2019. These liquidating distributions and return of invested capital distributions, in an aggregate amount of approximately $2.95 per share, were the primary cause of the reduction of our per share NAV as of February 14, 2019, compared to our per share NAV as of December 31, 2017, as described in the table below.

(2)
In December 2017, the Company declared a distribution of $1.05 per share (the “Special Distribution”) to all stockholders of record as of December 31, 2017, which was paid in January 2018. This distribution was designated by the Company as a special distribution, which represented a return of a portion of the stockholders’ invested capital from sales of investment property and, as such, reduced their remaining investment in the Company. The Special Distribution reduced the previous per share NAV determined as of December 31, 2016 from $10.03 to $8.98.

The table below provides additional information regarding the change in the Company's per share NAV:

NAV Per Share as of
February 14, 2019
NAV per share (as of December 31, 2017)	$9.04
Less: Liquidating distributions and return of invested capital distributions	$(2.95)
Adjusted NAV per share	$6.09
Net increase to NAV per share during the period	$0.08
Ending NAV per share	$6.17

Our board of directors determined the per share NAV by (i) utilizing the values of our real estate property investments of approximately $2.4 billion and adding our other assets comprised of our cash, tenant and other receivables and other assets of $709 million, (ii) subtracting the values of our debt obligations and other liabilities comprised of our accounts payable and accrued expenses, due to affiliates, distributions payable (including the $2.50 per share liquidating distribution declared and paid in February 2019) and other liabilities of $1.4 billion, (iii) subtracting an estimate of closing costs that we would expect to incur in relation to the liquidation of its remaining properties pursuant to the Plan of Liquidation of $72 million, and (iv) dividing the total by our common shares outstanding as of February 14, 2019 of 264 million, resulting in a per share NAV of $6.17.

Other than with respect to the values of our real estate property investments and values of our debt obligations, the values of the assets and liabilities described above were determined based on their cost and included certain pro forma adjustments primarily related to significant activities that occurred between December 31, 2018 and February 14, 2019, such as the sales of 55 M Street and 550 Terry Francois, the payment of one monthly distribution and redemptions, and the payment of a $2.50 per share liquidating distribution, as well as estimated closing costs that we expect to incur in relation to the liquidation of its remaining properties pursuant to the Plan of Liquidation. Our board of directors thought it appropriate to include an estimate of the closing costs, including disposition fees payable to affiliates of Hines, that the Company expects to incur related to the liquidation of our remaining properties pursuant to the Plan of Liquidation. However, there can be no assurances of the time frame in which the Company expects to liquidate its remaining properties or that the closing costs related to the liquidation of its remaining properties pursuant to the Plan of Liquidation would be incurred in the amount estimated by the Company. Other than the adjustments described in the paragraphs above, no other adjustments were made related to the period from January 1, 2019 through February 14, 2019, because the Company did not believe they would have a material effect on its per share NAV. Additionally, the calculation of the per share NAV excluded certain items on our unaudited consolidated balance sheet that were determined to have no future value or economic impact on the valuation. Examples include receivables related to straight-line rental revenue and costs incurred to put debt in place. Other items were excluded because they were already considered elsewhere in the valuation. Examples include intangible lease assets and liabilities related to our real estate property investments and costs incurred for capital expenditures that were included in the appraised values of our real estate property investments and the fair values of interest rate swaps and caps, as they were included in the valuation of our debt.

The appraised values provided by Cushman and Knight Frank described above were determined primarily by using methodologies that are commonly used in the commercial real estate industry. For our domestic real estate property investments, these methodologies included discounted cash flow analyses and reviews of current, historical and projected capitalization rates for properties comparable to those owned by us and assume an 8-12 year holding period, other than one property, which had a 19-year holding period. For our international real estate investments, these methodologies included cash flow analyses and going-in capitalization rates for properties comparable to those owned by us. The tables below summarize the key assumptions that were used in the valuations of our real estate property investments.

	Range	Weighted Average
Domestic Real Estate Property Investments
Office/Retail
Exit capitalization rate	5.00% - 8.00%	5.97%
Discount rate/internal rate of return	6.00% - 9.00%	6.94%
International Real Estate Property Investments
Office/Industrial
Going-in capitalization rate	2.17% - 10.89%	3.92%

As with any valuation methodology, the methodology used to determine the per share NAV was based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a per share NAV that could be significantly different from the per share NAV determined by our board of directors. While our board of directors believes that the assumptions used in determining the appraised values of our real estate property investments are reasonable, a change in these assumptions would impact the calculation of such values. For example, assuming all other factors remained unchanged, an increase in the average discount rate of 25 basis points would yield a decrease in the appraised values of our domestic real estate property investments of 2.0%, while a decrease in the average discount rate of 25 basis points would yield an increase in the appraised values of our domestic real estate property investments of 2.7%. Likewise, an increase in the average exit capitalization rate of 25 basis points would yield a decrease in the appraised values of our domestic real estate property investments of 2.5%, while a decrease in the average exit capitalization rate of 25 basis points would yield an increase in the appraised values of our domestic real estate property investments of 3.5%. Additionally, an increase in the average going-in capitalization rate of 25 basis points would yield a decrease in the appraised values of our international real estate property investments of 5.1%, while a decrease in the average going-in capitalization rate of 25 basis points would yield an increase in the appraised values of our international real estate property investments of 5.5%.

The per share NAV determined by our board of directors does not represent the fair value of our assets less liabilities in accordance with U.S. generally accepted accounting principles, and such per share NAV is not a representation, warranty or guarantee that (i) a stockholder would be able to realize an amount equal to the per share NAV if such stockholder attempts to sell the his or her shares; (ii) a stockholder would ultimately realize distributions per share equal to the per share NAV upon our liquidation or sale; (iii) shares of our common stock would trade at the per share NAV on a national securities exchange; or (iv) a third party would offer the per share NAV in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; or (v) the methodologies used to determine the per share NAV would be acceptable to FINRA. In addition, we can make no claim as to whether the estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code that are investing in our shares.

Further, the per share NAV was calculated as of a moment in time, and, although the value of shares of our common stock will fluctuate over time as a result of, among other things, developments related to individual assets, purchases and sales of additional assets and the payment of fees and closing costs in connection therewith, changes in the real estate and capital markets, the distribution of sales proceeds to our stockholders (if any) and changes in corporate policies such as our distribution level relative to earnings, we do not undertake to update the per share NAV on a regular basis. As a result, stockholders should not rely on the per share NAV as an accurate measure of the then-current value of shares of our common stock in making a decision to buy or sell shares of our common stock.

Distributions

We declared distributions of approximately $0.65 per share, per year for the years ended December 31, 2018, 2017 and 2016. A portion of the distributions declared for the year ended December 31, 2018 was designated as a return of a portion of the stockholders’ invested capital as described further below. Further, on July 17, 2018, in connection with the approval of the Plan of Liquidation by our stockholders, our board of directors determined to suspend indefinitely our distribution reinvestment plan effective as of August 31, 2018. As a result of the suspension of our distribution reinvestment plan, all distributions paid after August 31, 2018 have been paid to our stockholders in cash.

From January 2018 through February 2019, in addition to the $0.21 of regular operating distributions that we paid to stockholders, we paid aggregate distributions to stockholders totaling approximately $4.00 per share, which represented a return of a portion of the stockholders’ invested capital (“Return of Capital Distributions”). These Return of Capital Distributions were made up of the following:

•
a $1.05 per share a special distribution (the “Special Distribution”) declared to all stockholders of record as of December 30, 2017 and paid in January 2018. The Special Distribution was funded with a portion of the net proceeds received from the strategic sale of six assets during 2017.

•
$0.12 per share resulting from a portion of the monthly distributions declared for the months of January 2018 through June 2018, (approximately $0.02 per share, per month), which were designated by our board of directors as a return of a portion of the stockholders’ invested capital and, as such, reduced the stockholders’ remaining investment in the Company.

•
Approximately $0.33 per share resulting from the monthly liquidating distributions declared for the months of July 2018 through December 2018 (approximately $0.054 per share, per month), which reduced the stockholders’ remaining investment in the Company.

•	a $2.50 per share a liquidating distribution declared to all stockholders of record as of February 13, 2019 and paid in February 2019.

If we are able to successfully implement the Plan of Liquidation, then after the sale of all our assets and the payment of all our outstanding liabilities, we expect we will have made liquidating distributions pursuant to the Plan of Liquidation in the range of $8.83 to $9.83 per share of common stock, estimated by tour board of directors as of April 23, 2018, which are in addition to the $1.17 return of invested capital distributions previously paid by the Company, as described above. As described above, we have paid approximately $2.83 per share of liquidating distributions pursuant to the Plan of Liquidation as of March 1, 2019.

We intend to fund all future distributions with proceeds from the sale of our remaining properties pursuant to the Plan of Liquidation and any distributable income earned from revenue generated by our remaining properties is expected to be included in future liquidating distributions. We funded 0% of our operating distributions in 2018, 19% of our operating distributions in 2017, and 85% of our operating distributions in 2016 with cash flows from operations. We have funded the remaining distributions from proceeds from the sales of our real estate investments in the current and prior periods, and cash flows from financing activities.

 The table below outlines our total distributions declared to stockholders and holders of noncontrolling interests for each of the quarters during the years ended December 31, 2018 and December 31, 2017, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands):

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2018
December 31, 2018	$43,586	$—	$43,586	$134
September 30, 2018	36,970	7,187	44,157	11,769	(1)
June 30, 2018	22,457	21,844	44,301	52
March 31, 2018	22,126	22,294	44,420	60
Total	$125,139	$51,325	$176,464	$12,015
2017
December 31, 2017	$310,078	$22,890	$332,968	$1,064
September 30, 2017	22,224	23,031	45,255	1,786
June 30, 2017	21,935	22,953	44,888	21,053	(2)
March 31, 2017	21,614	22,883	44,497	2,804
Total	$375,851	$91,757	$467,608	$26,707

(1)
For the three months ended September 30, 2018, distributions declared to noncontrolling interests included a distribution totaling $11.6 million to an affiliate of Hines, who was the Company’s joint venture partner in the WaterWall Place JV, as a result of the sale of WaterWall Place.

(2)
For the three months ended June 30, 2017, distributions declared to the noncontrolling interests included a distribution totaling $21.0 million to the Company’s JV partner in the Aviva Coral Gables joint venture, as a result of the sale of Aviva Coral Gables.

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

For the years ended December 31, 2018 and 2017, respectively, approximately 74.6% and 76.2% of the distributions paid were taxable to the investor as capital gains and approximately 25.4% and 23.8% were treated as a return of capital for federal income tax purposes. The amount of distributions paid and taxable portion in each period are not indicative or predictive of amounts anticipated in future periods.

Recent Sales of Unregistered Securities

On July 17, 2018, 3,318.584 restricted common shares were granted to each of our independent directors, Messrs. Peter Shaper, Thomas L. Mitchell, John S. Moody and Jack L. Farley. Such restricted shares were granted pursuant to Restricted Share Award Agreements between us and each of our independent directors, as part of the independent directors’ annual compensation for service on our board of directors and without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Share Redemption Program

Effective February 2, 2019, in connection with the Plan of Liquidation and in line with common practice within the industry when executing a Plan of Liquidation, our board of directors suspended the share redemption program, except for the redemption requests related to the death or disability of a shareholder.

As of December 31, 2017, our share redemption program was amended in order to modify the pricing under the share redemption program, such that the redemption price applicable to all redemption requests, including redemption requests made in connection with the death or disability of a stockholder, is equal to the NAV per share our common stock most recently announced by the Company in a public filing with the SEC.

Additionally, effective as of August 20, 2018, and in connection with the suspension of our DRP offering, our share redemption program was amended to eliminate the requirement that the funds available for redemption be limited to proceeds received from the DRP in the prior month. Our board of directors may determine from time to time to adjust the timing of redemptions or suspend or terminate our share redemption program upon 30 days notice. Subject to the limitations and restrictions on the program and to funds being available, the number of shares repurchased during any consecutive twelve month period will be limited to no more than 5% of the number of outstanding shares of common stock at the beginning of the twelve month period.

Issuer Redemptions of Equity Securities

The following table lists shares we redeemed (in thousands) under our share redemption plan during the quarter ended December 31, 2018, including the average price paid per share.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
October 1, 2018 to October 30, 2018	1,575,550	$9.04	1,575,550	—
November 1, 2018 to November 30, 2018	1,042,626	$9.04	1,042,626	—
December 1, 2018 to December 31, 2018	1,199,145	$9.04	1,199,145	—
Total	3,817,321		3,817,321

(1)	See description of our share redemption program above for a description of the limitations on the number of shares that may be redeemed.

Item 6.  Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except per share amounts). As described below, in recent years, we disposed of a significant number of our real estate investments, and these dispositions are responsible for many of the changes in the amounts below.

On April 23, 2018, our board of directors determined that it is in the best interest of the Company and its stockholders to sell all or substantially all of our properties and assets and for the Company to liquidate and dissolve pursuant to the Plan of Liquidation. The principal purpose of the liquidation is to provide liquidity to our stockholders by selling the Company’s assets, paying its debts and distributing the net proceeds from liquidation to our stockholders.

By the end of 2015, we completed our acquisition phase, and have owned, in total, interests in 45 real estate properties, 31 of which had been sold as of December 31, 2018. We sold 20 properties in 2018, six properties in 2017 and two properties in 2016. As of December 31, 2018, we owned interests in 14 real estate investments.

	2018	2017		2016	2015	2014
Operating Data:
Revenues	$308,865	$403,649		$477,908	$476,873	$456,264
Depreciation and amortization	$106,432	$138,503		$174,110	$186,965	$193,870
Asset management and acquisition fees	$34,332	$37,949		$37,001	$44,522	$53,069
General and administrative	$10,473	$9,250		$11,149	$8,597	$6,782
Gain (loss) on sale of real estate investments	$541,401	$364,325		$127,294	$14,684	$64,003
Income (loss) before benefit (provision) for income taxes	$500,067	$379,813		$164,553	$(436)	$16,648
Benefit (provision) for income taxes	$(12,220)	$8,705		$(7,326)	$(4,518)	$(5,806)
Provision for income taxes related to sale of real estate	$(22,846)	$(12,911)		$—	$—	$—
Net income (loss)	$465,001	$375,607		$157,227	$(4,954)	$10,842
Net (income) loss attributable to noncontrolling interests	$(10,219)	$(54,657)		$(2,563)	$(2,281)	$(1,420)
Net income (loss) attributable to common stockholders	$454,782	$320,950		$154,664	$(7,235)	$9,422
Basic and diluted income (loss) per common share:	$1.68	$1.16		$0.56	$(0.03)	$0.04
Distributions declared per common share	$0.65	$1.70	(1)	$0.65	$0.65	$0.65
Weighted average common shares outstanding - basic and diluted	271,458	276,374		275,914	272,773	263,323
Balance Sheet Data:
Total investment property	$1,769,955	$2,689,276		$3,049,643	$3,267,877	$2,964,699
Cash and cash equivalents	$244,277	$401,326		$127,393	$136,627	$143,609
Total assets	$2,499,711	$3,726,197		$3,988,432	$4,372,946	$4,115,173
Long-term obligations (2)	$676,767	$1,834,953		$2,207,299	$2,545,656	$2,121,223

(1)	Includes special distribution of $1.05 per share paid in January 2018. See Item 1. Business — Distribution Objectives for additional details.

(2)	These amounts include notes payable, notes payable to affiliates and long-term derivative instruments.

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global”) was incorporated under the Maryland General Corporation Laws on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global raised the equity capital for its real estate investments through two public offerings from August 2009 through April 2014, and through its distribution reinvestment plan (the “DRP Offering”) from April 2014 through August 2018. Collectively, through its public offerings, Hines Global raised gross offering proceeds of approximately $3.1 billion, including the DRP Offering, all of which was invested in the Company’s real estate portfolio.

We invested the proceeds from our public offerings into a diverse portfolio of real estate investments. In recent years, we have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for its stockholders. On April 23, 2018, in connection with its review of potential strategic alternatives available to the Company, our board of directors determined that it is in the best interest of the Company and its stockholders to sell all or substantially all of our properties and assets and for the Company to liquidate and dissolve pursuant to the Plan of Liquidation. The principal purpose of the liquidation is to provide liquidity to our stockholders by selling the Company’s assets, paying its debts and distributing the net proceeds from liquidation to our stockholders. As required by Maryland law and our charter, the Plan of Liquidation was approved by the affirmative vote of the holders of at least a majority of the shares of our common stock outstanding and entitled to vote thereon at the Company’s annual meeting of stockholders held on July 17, 2018.

In April 2018, our board of directors estimated that, in addition to regular operating distributions paid to our stockholders, if we are able to successfully implement the Plan of Liquidation, then after the sale of all or substantially all of the Company’s assets and the payment of all of the Company’s outstanding liabilities, we will have made total Return of Capital distributions to our stockholders of approximately $10.00 to $11.00 per share of the Company’s common stock, consisting of three components: (i) the $1.05 per share special distribution paid to stockholders in January 2018; (ii) the $0.12 per share of return on invested capital distributions paid to stockholders for the six months ended June 30, 2018; and (iii) the range of liquidating distributions to be made pursuant to the Plan of Liquidation of $8.83 to $9.83 per share, estimated by our board of directors in April, and we have made liquidating distributions of approximately $2.83 per share to date. As described below, we have already paid Return on Capital Distributions totaling approximately $4.00 per share. We expect to make the final liquidating distribution on or before a date that is within 24 months after stockholder approval of the Plan of Liquidation. However, there can be no assurances regarding the amounts of any liquidating distributions or the timing thereof.

From January 2018 through February 2019, we paid Return of Capital Distributions to our stockholders totaling approximately $4.00, consisting of the $1.05 per share Special Distribution, the $0.12 per share Return of Invested Capital Distributions, $0.33 per share monthly liquidating distributions paid between August 2018 and January 2019, and the $2.50 per share liquidating distribution paid in February 2019.

At the peak of our acquisition phase, we owned interests in 45 properties. We sold interests in six properties for an aggregate sales price of $1.0 billion during 2017, 20 properties for an aggregate sales price of $1.7 billion during 2018 and two additional properties in early 2019 for an aggregate sales price of $477.8 million. Following these sales, we owned 12 properties valued at $2.4 billion. Approximately 68% of our remaining portfolio is located throughout the United States and approximately 32% is located internationally. Additionally, our remaining portfolio is comprised of investments in approximately 60% office, 39% retail, and 1% industrial.

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

Investment Property and Lease Intangibles

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. For the year ended December 31, 2018 we determined that three of our properties were impaired as a result of deteriorating market conditions. As a result, impairment losses of $19.2 million were recorded to write down the carrying values to fair value for the year ended December 31, 2018. For the year ended December 31, 2017, we determined that one of our investment properties was impaired, as a result of deteriorating market conditions. As a result, an impairment loss of $7.1 million was recorded to write down its carrying value to its fair value for the year ended December 31, 2017. No impairment charges were recorded during the year ended December 31, 2016.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions, tenant inducements and legal costs, are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense. We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include: (i) whether the lease stipulates how and on what a tenant improvement allowance may be spent; (ii) whether the tenant or landlord retains legal title to the improvements; (iii) the uniqueness of the improvements; (iv) the expected economic life of the tenant improvements relative to the term of the lease; and (v) who constructs or directs the construction of the improvements. The determination of who owns the tenant improvements for accounting purposes is subject to significant judgment. In making that determination, we consider all of the above factors. No one factor, however, necessarily establishes any determination.

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

Additionally, as described previously, we have recently commenced the Plan of Liquidation and have begun selling our properties and distributing proceeds from the sale of our properties to our stockholders in the form of liquidating distributions. We received proceeds from the sale of 28 properties from 2017 through early 2019, which were used to make Return of Capital distributions totaling $1.1 billion from January 2018 through early 2019 (approximately $4.00 per share).

In prior periods, we did not generate sufficient cash flow from operations to fully fund distributions paid. Therefore, a portion of our distributions were paid from other sources, such as proceeds from our distribution reinvestment plan, proceeds from the sales of assets, cash advances by the Advisor, and cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of our distributions that may be paid from any of these other sources. Because we have already sold a significant number of assets and our expectation is to sell the remaining assets in the time frame anticipated under the Plan of Liquidation, we determined to stop paying monthly distributions after December 2018. We intend to fund all future distributions with proceeds from the sale of our remaining properties and any future distributable income earned from the operating income or the sale of the remaining properties is expected to be included in the future liquidating distributions to the shareholders.

We believe that the proper use of leverage can enhance returns on real estate investments. As of December 31, 2018, our portfolio was 22% leveraged, based on the values of our real estate investments. At that time, we had $678.1 million of principal outstanding under our various loan agreements with a weighted average interest rate of 3.4%, including the effects of related interest rate caps. Following the sales of two additional properties in early 2019, as of March 28, 2019, our portfolio was approximately 31% leveraged based on the values of our real estate investments. As of March 28, 2019, approximately $697.2 million of our loans are maturing within a year. We intend to repay these loans using proceeds from the sale of our real estate investments, but may refinance them or use proceeds from our revolving credit facility with JPMorgan Chase Bank, N.A. (the “Revolving Credit Facility”), or other available cash if we are unable to refinance them at satisfactory terms.

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

Net cash used in operating activities for the year ended December 31, 2018 was $2.5 million compared to $89.7 million provided by operating activities for the year ended December 31, 2017. Operating cash flows have declined due to the dispositions of six properties in 2017 and 20 properties in 2018. Additional significant components of the decrease in operating cash flows consisted of a $16.6 million termination payment received from the largest tenant at 25 Cabot Square in the year ended December 31, 2017, payments totaling $22.8 million of capital gains tax during the year ended December 31, 2018 related to the sales of the German Logistics Portfolio and Australia Portfolio, which were sold in 2018, and a payment of $11.8 million capital gains tax during the year ended December 31, 2018 related to Mercedes Benz Bank, which was sold in 2017.

Net cash provided by operating activities for the year ended December 31, 2017 was $89.7 million compared to $156.8 million as of December 31, 2016. The decrease in operating cash flows is primarily due to the sale of eight properties in 2016 and 2017, in addition to higher deferred lease costs paid during the year ended December 31, 2017.

Cash Flows from Investing Activities

Net cash from investing activities primarily relates to proceeds received from the sales of our real estate investments, capital expenditures at our properties, and activities related to our loans receivable. Additionally, prior to 2017, cash flows from investing activities included payments made for the acquisition of our real estate investments. Net cash from investing activities for the year ended December 31, 2018 increased $328.4 million compared to the same period in 2017 primarily as a result of property sales in 2018:

2018

•
We received proceeds of $1.3 billion from the sale of 20 properties during the year ended December 31, 2018. See Note 3 — Investment Property for additional information regarding the sale of the properties.

•
We paid $76.6 million in capital expenditures at our operating properties, which includes re-development costs incurred at 25 Cabot Square and costs related to the development site at The Summit. With respect to the re-development project at 25 Cabot Square, we expect the total construction costs to be approximately £113.0 million (approximately $143.5 million assuming a rate of $1.27 per GBP as of December 31, 2018) and for the project to be completed in the first quarter of 2019. With respect to the development site at The Summit, we expect the project to be completed in early 2020.

2017

•	We received proceeds of $947.9 million from the sale of six properties.

•	We paid $43.1 million in capital expenditures at our operating properties, which includes re-development costs incurred at Minneapolis Retail Center and 25 Cabot Square.

•	We made real estate loans of $2.3 million and received proceeds from the collection of real estate loans receivable of $7.2 million.

•	We received proceeds of $10.3 million from the sale of real estate loans receivable.

2016

•	We had cash outflows of $30.1 million related to our acquisition of the final phase of The Rim.

•	We received proceeds of $266.3 million from the sale of Komo Plaza.

•	We paid $19.9 million in capital expenditures at our operating properties.

•	We made real estate loans of $6.2 million and received proceeds from the collection of real estate loans receivable of $47.0 million.

•	We received distributions in excess of equity in earnings from our unconsolidated entity of $2.0 million, resulting from the sale of @1377

Cash Flows from Financing Activities

Redemptions

As described previously, we ceased offering primary shares pursuant to our second public offering in April 2014. During the years ended December 31, 2018, 2017 and 2016, respectively, we redeemed $124.0 million, $121.4 million and $63.8 million in shares of our common stock through our share redemption program. During the year ended December 31, 2017, we also redeemed $52.6 million of Convertible Preferred Equity Certificates (“CPEC”) held by the non controlling interest owner in the Brindleyplace JV.

Distributions

As described previously, we have declared distributions of approximately $0.65 per share, per year (approximately $0.0541667 per share, per month) for each of the years ended December 31, 2018, 2017 and 2016. Distributions were paid monthly on or around the first business day following the completion of each month to which they relate. All distributions were paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. As a result of the suspension of our distribution reinvestment plan, all distributions paid after August 31, 2018 were paid to our stockholders in cash.

Additionally, we declared a Special Distribution of $1.05 per share ($288.0 million) to all stockholders of record as of December 30, 2017, that was paid in January 2018. Excluding the special distribution, distributions paid to stockholders

(including those reinvested in stock) during the years ended December 31, 2018, 2017 and 2016 were $177.1 million, $179.8 million and $179.7 million, respectively.

Also, in 2018, we declared distributions to a non-controlling interests holder totaling $11.6 million to an affiliate of Hines, as a result of the sale of WaterWall Place, as well as a distribution in 2017, totaling $21.0 million to the non controlling interest holder in the Aviva Coral Gables JV, due to the sale of the property.

The table below contains additional information regarding distributions to our stockholders as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders
Distributions for the Year Ended	Cash Distributions		Distributions Reinvested	Total Declared		Distributions funded from Cash Flows From Operating Activities
December 31, 2018	$125,139		$51,325	$176,464	(1)	$—	—%
December 31, 2017	$375,851	(2)	$91,757	$467,608		$89,729	19%
December 31, 2016	$85,820		$94,003	$179,823		$156,775	85%

(1)
Includes $120.5 million related to the $0.45 per share Return of Capital distributions, which consists of portions of the per share distributions for the months of January 2018 through June 2018 and each of the per share distributions for the months of July 2018 through December 2018, as described previously.

(2)	Includes $288.0 million related to the special distribution declared in December 2017, as described above.

Our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We have funded the remaining distributions from proceeds from the sales of our real estate investments in the current and prior periods, and/or cash flows from financing activities.

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our Revolving Credit Facility to provide funding for near-term investment or working capital needs. As mentioned previously, our portfolio was 22% leveraged as of December 31, 2018 (based on the values of our real estate investments) with a weighted average interest of 3.4%.

Below is additional information regarding our loan activities for the years ended December 31, 2018, 2017 and 2016. See Note 4 — Debt Financing for additional information regarding our outstanding debt:

2018

•	We borrowed approximately $343.0 million under our Revolving Credit Facility and made payments of $637.0 million.

•	We made payments totaling $353.6 million to repay mortgage loans that had been secured by properties sold during the year.

•	We also made payments totaling $198.3 million to repay the mortgage loans for 100 Brookes and The Summit and we made payments of $6.7 million on our remaining outstanding mortgage loans.

2017

•	We borrowed approximately $159.0 million under our Revolving Credit Facility and made payments of $179.0 million.

•
Upon the sales of the Brindleyplace Project, Aviva Coral Gables, Mercedes Benz Bank, and Fifty South Sixth, we made payments totaling $357.0 million to fully pay down the mortgage loans that had been secured by the applicable property.

•	We made a payment of $5.4 million related to the 100 Brookes loan in May 2017.

•	We made a payment of $72.0 million to fully pay down the secured mortgage loan related to 55 M Street in September 2017.

•	We made payments totaling $8.1 million on our remaining outstanding mortgage loans.

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

Results of Operations

Year ended December 31, 2018 compared to the year ended December 31, 2017

Same-store Analysis

The following table presents the property-level revenues in excess of expenses for the year ended December 31, 2018, as compared to the same period in 2017, by reportable segment. Same-store properties for the year ended December 31, 2018 include 14 properties owned as of January 1, 2017 that were 86% leased as of December 31, 2018 compared to 92% leased as of December 31, 2017. In total, property revenues in excess of expenses of the same-store properties decreased 10% for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The same-store comparison includes the results of operations of 55 M Street and 550 Terry Francois, both of which were sold subsequent to December 31, 2018. Below is additional information regarding our same-store results and significant variances from the prior year. All amounts are in thousands, except for percentages:

	Years Ended December 31,		Change
	2018	2017	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$57,290	$65,145	$(7,855)	(12)%
Domestic other investments	51,912	52,270	(358)	(1)%
International office investments	18,662	21,030	(2,368)	(11)%
International other investments	2,696	6,411	(3,715)	(58)%
Total same-store properties	$130,560	$144,856	$(14,296)	(10)%
Disposed properties (2)	59,169	112,954	(53,785)	(48)%
Total property revenues in excess of expenses	$189,729	$257,810	$(68,081)	(26)%

Other
Depreciation and amortization	$106,432	$138,503	$(32,071)	(23)%
Impairment losses	$19,180	$7,124	$12,056	169%
Gain (loss) on derivative instruments	$2,158	$(634)	$2,792	(440)%
Gain on sale of real estate investments	$541,401	$364,325	$177,076	49%
Interest expense	$56,700	$59,461	$(2,761)	(5)%
Other (income) expenses	$(1,546)	$(680)	$(866)	127%
Income tax provision (benefit)	$12,220	$(8,705)	$20,925	(240)%
Provision for income taxes related to sale of real estate	$22,846	$12,911	$9,935	77%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

(2)	Includes the property revenues in excess of expenses for the properties that were sold in 2018 and 2017.

Domestic office investments:

◦	Revenues in excess of expenses of 550 Terry Francois decreased $3.1 million, primarily due to a reduction of gross rents collected from the single tenant as a result of a lease modification in 2017.

◦	Revenues in excess of expenses of Riverside Center decreased $1.9 million, primarily due to vacancies that occurred during the fourth quarter of 2017.

◦
Revenues in excess of expenses of Summit Holdings decreased $1.8 million, primarily due to tenant incentives being amortized against rents for a new major tenant lease and an existing major tenant lease renewal in 2018.

International office investments:

◦
Revenues in excess of expenses of 25 Cabot Square decreased $3.4 million, primarily due to vacancies at the building and increases in property operating expenses caused by a large refurbishment and expansion project that began in 2017.

◦
The decrease was partially offset by increases in foreign currency exchange rates against the U.S. dollar, which caused increases in the operating results of our international properties. Specifically, the Euro increased 5% against the U.S. dollar during that period. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding our exposure to foreign currency exchange rates.

International other investments:

◦	Revenues in excess of expenses of FM Logistics decreased $3.7 million, primarily due to lease renewals at lower rental rates in the fourth quarter of 2017.

Other Changes

The decrease in depreciation and amortization in the table above is primarily due to the sale of 26 of our properties during 2017 and 2018.

For the year ended December 31, 2018, we determined that three of our investment properties were impaired as a result of deteriorating market conditions. As a result, impairment losses of $19.2 million were recorded to write down the carrying values to fair value for the year ended December 31, 2018. For the year ended December 31, 2017, we determined that one of our investment properties was impaired as a result of deteriorating market conditions. As a result, an impairment loss of $7.1 million was recorded to write down its carrying value to its fair value for the year ended December 31, 2017.

The gain on sale of real estate investments for the years ended December 31, 2018 and 2017, was due to the sale of 20 properties during 2018 and six properties during 2017.

The gain on derivatives for the year ended December 31, 2018 was primarily related to the net gain from the foreign currency forward contracts that we entered into related to the sales of our properties in Australia, Germany, Poland and the United Kingdom during the year. The loss on derivatives for the year ended December 31, 2017 was primarily related to a loss on the foreign currency forward contract that we entered into related to the sale of Mercedes Benz Bank in 2017.

The decrease in the interest expense in the table above is primarily due to our lower debt principal balance partially offset by an increase in interest rates for the year ended December 31, 2018, compared to the year ended December 31, 2017.

The increase in our income tax provision is primarily due to the taxes incurred and reduction of deferred tax assets upon the sale of the Poland Logistics Portfolio in Poland.

The provision for income taxes related to sale of real estate is due to taxes recognized upon the sale of German Logistics Properties and the Australia Portfolio for the year ended December 31, 2018 and the sale of Mercedes Benz Bank in July 2017 for the year ended December 31, 2017.

Other Expenses

The tables below provide additional information related to our asset management and acquisition fees, general and administrative expenses, and foreign currency gains (losses) for the years ended December 31, 2018 and 2017. All amounts in thousands, except percentages:

	Years Ended December 31,		Change
	2018	2017	$	%
Asset management fees	$34,332	$37,949	$(3,617)	(10)%
General and administrative expenses	$10,473	$9,250	$1,223	13%
Foreign currency gains (losses)	$(7,650)	$10,046	$(17,696)	(176)%

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

Foreign Currency Gains (Losses)

Our international real estate investments use functional currencies other than the U.S. dollar. The financial statements for these subsidiaries are translated into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement accounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity until the properties are sold and the gains or losses are realized.

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

During the years ended December 31, 2018 and 2017, these gains/losses were primarily related to the effect of remeasuring our borrowings denominated in currencies other than our functional currencies and the changes to the related exchange rates between the date of the borrowing and the end of each period. These gains or losses exclude $58.3 million and $8.8 million of losses for the years ended December 31, 2018 and 2017, respectively, which related to the sale of our properties and were included in the “gain on sale of real estate investments” in our consolidated statements of operations.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the years ended December 31, 2018, 2017 and 2016. As we have recently completed the investment phase of our operations, FFO and MFFO are not useful in comparing operations for the three periods presented below.

	Period from Inception (December 10, 2008) through December 31, 2018
		Years Ended December 31,
		2018	2017	2016
Net income (loss)	$793,833	$465,001	$375,607	$157,227
Depreciation and amortization (1)	1,094,017	106,432	138,503	174,110
Loss (gain) on sale of investment property (2)	(1,111,735)	(541,401)	(364,325)	(127,296)
Impairment Losses(3)	26,305	19,180	7,124	—
Provision for income taxes related to sale of real estate	35,757	22,846	12,911	—
Gain on sale from unconsolidated subsidiary	(7,196)	—	—	(7,196)
Adjustments for noncontrolling interests (4)	(31,633)	(7)	(2,480)	(6,191)
Funds from Operations attributable to common stockholders	799,348	72,051	167,340	190,654
Loss (gain) on derivative instruments (5)	(6,303)	(2,158)	634	689
Loss (gain) on foreign currency (6)	40,425	6,012	(8,280)	5,134
Other components of revenues and expenses (7)	(25,349)	6,054	20,259	(11,156)
Acquisition fees and expenses (8)	223,148	—	127	562
Adjustments for noncontrolling interests (4)	5,216	(1)	(759)	2,706
Modified Funds from Operations attributable to common stockholders	$1,036,485	$81,958	$179,321	$188,589
Basic and diluted income (loss) per common share	$4.21	$1.68	$1.16	$0.56
Funds from Operations attributable to common stockholders per common share	$4.56	$0.27	$0.61	$0.69
Modified Funds from Operations attributable to common stockholders per common share	$5.92	$0.30	$0.65	$0.68
Weighted average shares outstanding	175,106	271,458	276,374	275,914

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

(3)
Represents impairment charges recorded for 2018 and 2017 in accordance with GAAP. Although such impairment charges on operating real estate investments and our investments in unconsolidated entities are included in the calculation of net income (loss), we have excluded them from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments and our investments in unconsolidated entities on a comparative basis. See “Critical Accounting Policies — Investment Property and Lease Intangibles” for additional information regarding our impairment charges.

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

(7)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the period from inception through December 31, 2018 and for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Period from Inception (December 10, 2008) through December 31, 2018
		Years Ended December 31,
		2018	2017	2016
Straight-line rent adjustment (a)	$(108,238)	$(6,089)	$3,366	$(26,202)
Amortization of lease incentives (b)	64,674	19,496	18,693	12,274
Amortization of out-of-market leases (b)	15,208	(7,353)	(2,130)	2,849
Other	3,007	—	330	(77)
	$(25,349)	$6,054	$20,259	$(11,156)

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

From inception through December 31, 2018, we declared operating distributions to our stockholders totaling $1,018.7 million (which does not include $120.5 million return of capital distributions declared from January to December 2018, nor the $288.0 million return of capital special distribution declared in December 2017), compared to total aggregate FFO of $799.3 million and cash flows from operating activities of $587.9 million. For the year ended December 31, 2018, we declared operating distributions to our stockholders totaling $56.0 million (excluding Return of Capital distributions), compared to total aggregate FFO of $72.1 million. For the years ended December 31, 2017 and 2016, we declared operating distributions to our stockholders totaling $179.6 million and $179.8 million, respectively, compared to total aggregate FFO of $167.3 million and $190.7 million, respectively. During our offering and investment stages, we incurred acquisition fees and expenses in connection with our real estate investments, which were recorded as reductions to net income and FFO. From inception through December 31, 2018, we incurred acquisition fees and expenses totaling $223.2 million.

As noted previously, our cash flows from operations have been insufficient to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as proceeds from the sale of real estate investments and/or cash flows from financing activities. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

Because we have already sold a significant number of assets and our expectation is to sell the remaining assets in the time frame under our Plan of Liquidation, we have determined to stop paying monthly distributions after December 2018. Any future distributable income earned from the remaining properties will be included in the future liquidating distributions to our stockholders.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these included payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to the Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by the Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. We have also entered into several affiliated transactions with affiliates of Hines to make investments and provide financing. In addition to the description of the Aviva Coral Gables JV and the @1377 partnership agreement below, see Note 6 — Related Party Transactions to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for additional information concerning our Related-Party Transactions and Agreements.

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

The WaterWall agreement provided that, subject to certain return thresholds being achieved, an affiliate of Hines would receive certain incentive distributions. An affiliate of Hines received total distributions of $11.6 million from the WaterWall JV in September 2018, which included a return of capital, preferred return distributions, and incentive distributions based on the return thresholds set forth in the WaterWall agreement having been achieved.  These distributions represented 27% of the total distributions from the WaterWall JV from the sale of the property.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2018. Specifically included are our obligations under long-term debt agreements (in thousands):

	Payments due by Period
Contractual Obligations	Less Than 1 Year(1)	1-3 Years	4-5 Years	More Than 5 Years	Total
Notes payable (2)	$464,253	$233,910	$—	$—	$698,163
Total contractual obligations	$464,253	$233,910	$—	$—	$698,163

(1)
Includes $305.9 million in interest and principal payments related to the Term Loan Commitment. The principal is now due in June 2020 under the terms of the Amended Revolving Credit Facility executed in February 2019. See Note 4 — Debt Financing to the accompanying consolidated financial statements for additional details.

(2)
Notes payable includes principal and interest payments under our mortgage loans. For the purpose of this table, we assumed that rates of our unhedged variable-interest loans were equal to the rates in effect as of December 31, 2018 and remain constant for the remainder of the loan term. Further, for the purpose of this table, for mortgages denominated in a foreign currency, we assumed the exchange rate in effect as of December 31, 2018 remains constant for the remainder of the loan term.

Recent Developments and Subsequent Events

55 M Street

In January 2019, we sold 55 M Street for a contract sales price of $135.3 million. We acquired the property in December 2013 for $140.9 million. The purchaser is not affiliated with us or our affiliates.

550 Terry Francois

In February 2019, we sold 550 Terry Francois for a contract sales price of $342.5 million. We acquired the property in August 2012 for $180.0 million. The purchaser is not affiliated with us or our affiliates.

February 2019 Liquidating Distribution

In February 2019, we declared a liquidating distribution of $2.50 per share ($661.0 million in total), to all stockholders of record as of February 13, 2019. This liquidating distribution represented a return of a portion of our stockholders’ invested capital from sales of investment property and, as such, reduced their remaining investment in the Company.

JP Morgan Chase Revolving Credit Facility

In March 2019, we entered into an amendment to the Revolving Credit Facility, which resulted in the following changes:

•
a decrease in total commitments to $725.0 million, including $225.0 million to the term loan commitment (“Term Loan Commitment”), and $500.0 million available under the revolving loan commitment (“Revolving Loan Commitment”);

•	extended the maturity date to March 4, 2020, subject to three additional six-month extensions at the Company’s option and subject to the satisfaction of certain conditions.

Summit Development Agreement

In March 2019, we entered into a Development Management Agreement with Hines for the construction and development of an office building at The Summit in Bellevue, Washington. Additionally, Hines will be paid a project administration fee equal to 2.5% of qualified construction costs.

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

At December 31, 2018, we had fixed rate debt of $223.1 million and variable rate debt of $455.0 million. If interest rates were to increase by 1% and all other variables were held constant, we would incur $4.6 million in additional annual interest expense associated with our variable-rate debt. Additionally, we have notional amounts of approximately $140.0 million in interest rate caps to cap our variable rate debt. As of December 31, 2018, the variable interest rates did not exceed their capped interest rates.

Foreign Currency Risks

We currently have real estate investments located in countries outside of the U.S. that are subject to the effects of exchange rate movements between the foreign currency of each real estate investment and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. Generally, we have entered into mortgage loans denominated in foreign currencies for these investments, which provide natural hedges with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of these foreign currencies, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” for additional information concerning the positive impact that increases in the foreign currency exchange rates had on the operating results of our international properties for the year ended December 31, 2018. The table below identifies the effect that a 10% immediate, unfavorable change in the exchange rates would have on our equity in these international real estate investments and their net income for the most recently completed period, by foreign currency (in thousands)(1)(2):

	Reduction in Book Value as of December 31, 2018	Reduction in Net Income (Loss) for the Year Ended December 31, 2018
EUR	$9,766	$14,825
GBP	$15,485	$4,727
RUB	$5,218	$299

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

(2)
Our real estate asset in Warsaw, Poland was purchased in Euros and we expect that when we dispose of this asset, the sale transaction will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty exposure upon disposition.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hines Global REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hines Global REIT, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of a Matter

As discussed in Note 1 to the financial statements, the Company’s stockholders approved a plan on July 17, 2018, to sell all or substantially all of the Company’s properties and assets and for the Company to liquidate and dissolve pursuant to a plan of liquidation and dissolution.

/s/ Deloitte & Touche LLP

Houston, Texas
March 28, 2019

We have served as the Company’s auditor since 2008.

HINES GLOBAL REIT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017

	2018	2017
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$1,769,955	$2,689,276
Cash and cash equivalents	244,277	401,326
Restricted cash	16,740	16,884
Derivative instruments	—	1
Tenant and other receivables, net	68,639	73,341
Intangible lease assets, net	226,593	406,257
Deferred leasing costs, net	158,378	107,789
Deferred financing costs, net	364	1,225
Other assets	14,765	30,098
Total assets	$2,499,711	$3,726,197
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$128,397	$105,151
Due to affiliates	7,968	10,252
Intangible lease liabilities, net	55,521	69,566
Other liabilities	23,728	27,586
Distributions payable	14,468	303,131
Notes payable, net	676,767	1,834,953
Total liabilities	906,849	2,350,639

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2018 and 2017	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized as of December 31, 2018 and 2017; 267,073 and 274,255 common shares issued and outstanding as of December 31, 2018 and 2017, respectively	267	274
Additional paid-in capital	2,409,529	2,471,004
Accumulated distributions in excess of earnings	(688,475)	(968,158)
Accumulated other comprehensive income (loss)	(128,927)	(128,869)
Total stockholders’ equity	1,592,394	1,374,251
Noncontrolling interests	468	1,307
Total equity	1,592,862	1,375,558
Total liabilities and equity	$2,499,711	$3,726,197

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$292,066	$379,188	$440,733
Other revenue	16,799	24,461	37,175
Total revenues	308,865	403,649	477,908
Expenses:
Property operating expenses	73,821	89,043	93,276
Real property taxes	38,387	48,566	49,394
Property management fees	6,928	8,230	9,579
Depreciation and amortization	106,432	138,503	174,110
Acquisition related expenses	—	127	372
Asset management and acquisition fees	34,332	37,949	37,001
General and administrative expenses	10,473	9,250	11,149
Impairment losses	19,180	7,124	—
Total expenses	289,553	338,792	374,881
Other income (expenses):
Gain (loss) on derivative instruments	2,158	(634)	(689)
Equity in earnings (losses) of unconsolidated entity	—	—	7,504
Gain (loss) on sale of real estate investments	541,401	364,325	127,294
Foreign currency gains (losses)	(7,650)	10,046	(8,240)
Interest expense	(56,700)	(59,461)	(64,473)
Other income (expenses)	1,546	680	130
Income (loss) before benefit (provision) for income taxes	500,067	379,813	164,553
Benefit (provision) for income taxes	(12,220)	8,705	(7,326)
Provision for income taxes related to sale of real estate	(22,846)	(12,911)	—
Net income (loss)	465,001	375,607	157,227
Net (income) loss attributable to noncontrolling interests	(10,219)	(54,657)	(2,563)
Net income (loss) attributable to common stockholders	$454,782	$320,950	$154,664
Basic and diluted income (loss) per common share:	$1.68	$1.16	$0.56
Weighted average number of common shares outstanding	271,458	276,374	275,914
Net comprehensive income (loss):
Net income (loss)	$465,001	$375,607	$157,227
Other comprehensive income (loss):
Foreign currency translation adjustment	(69)	74,735	(40,647)
Net comprehensive income (loss):	464,932	450,342	116,580
Net comprehensive (income) loss attributable to noncontrolling interests	(10,208)	(58,332)	1,251
Net comprehensive income (loss) attributable to common stockholders	$454,724	$392,010	$117,831

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	Hines Global REIT, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2016	274,482	$274	$2,476,744	$(796,341)	$(163,096)	$1,517,581	$29,143
Issuance of common shares	9,331	9	94,061	—	—	94,070	—
Distributions declared	—	—	—	(179,823)	—	(179,823)	(2,077)
Distributions on Convertible Preferred Equity Certificates (“CPEC”)	—	—	—	—	—	—	(3,614)
Redemption of common shares	(6,482)	(6)	(63,578)	—	—	(63,584)	—
Issuer costs	—	—	(41)	—	—	(41)	—
Net income (loss)	—	—	—	154,664	—	154,664	2,563
Foreign currency translation adjustment	—	—	—	—	(36,833)	(36,833)	(3,814)
Balance as of December 31, 2016	277,331	$277	$2,507,186	$(821,500)	$(199,929)	$1,486,034	$22,201
Issuance of common shares	9,150	9	91,974	—	—	91,983	—
Contributions from noncontrolling interest	—	—	—	—	—	—	33
Distributions declared	—	—	—	(467,608)	—	(467,608)	(26,707)
Redemption of CPEC	—	—	—	—	—	—	(52,552)
Redemption of common shares	(12,226)	(12)	(128,095)	—	—	(128,107)	—
Issuer costs	—	—	(61)	—	—	(61)	—
Net income (loss)	—	—	—	320,950	—	320,950	54,657
Foreign currency translation adjustment	—	—	—	—	62,248	62,248	61
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	8,812	8,812	3,614
Balance as of December 31, 2017	274,255	$274	$2,471,004	$(968,158)	$(128,869)	$1,374,251	$1,307
Cumulative effect of accounting changes	—	—	—	1,365	—	1,365	898
Issuance of common shares	6,553	7	59,008	—	—	59,015	—
Contributions from noncontrolling interest	—	—	—	—	—	—	70
Distributions declared	—	—	—	(176,464)	—	(176,464)	(12,015)
Redemption of common shares	(13,735)	(14)	(120,424)	—	—	(120,438)	—
Issuer costs	—	—	(59)	—	—	(59)	—
Net income (loss)	—	—	—	454,782	—	454,782	10,219
Foreign currency translation adjustment	—	—	—	—	(58,323)	(58,323)	(11)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	58,265	58,265	—
Balance as of December 31, 2018	267,073	$267	$2,409,529	$(688,475)	$(128,927)	$1,592,394	$468

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$465,001	$375,607	$157,227
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	122,487	159,463	193,954
Allowance for deferred tax assets	—	(11,172)	—
Equity in (earnings) losses of unconsolidated entity	—	—	(7,504)
Distributions from unconsolidated entities	—	—	7,504
Foreign currency (gains) losses	7,650	(10,046)	8,240
(Gain) loss on sale of real estate investments	(541,401)	(364,325)	(127,294)
Impairment losses	19,180	7,124	—
(Gain) loss on derivative instruments	(2,158)	634	689
Changes in assets and liabilities:
Change in other assets	11,865	2,767	(6,651)
Change in tenant and other receivables	1,788	2,062	(27,065)
Change in deferred leasing costs	(122,368)	(49,113)	(43,191)
Change in accounts payable and accrued expenses	39,230	(3,458)	7,471
Change in other liabilities	(1,990)	(9,626)	(5,145)
Change in due to affiliates	(1,784)	(10,188)	(1,460)
Net cash from (used in) operating activities	(2,500)	89,729	156,775
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate investments	1,325,005	947,882	266,312
Investments in acquired properties and lease intangibles	—	—	(30,142)
Capital expenditures at operating properties and developments	(76,618)	(43,123)	(19,926)
Distributions from unconsolidated entities in excess of equity in earnings	—	—	2,006
Investments in real estate loans receivable	—	(2,296)	(6,182)
Proceeds from collection of real estate loans receivable	—	7,178	46,951
Sale of real estate loans receivable	—	10,342	—
Net cash from investing activities	1,248,387	919,983	259,019
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from noncontrolling interest	70	—	—
Redemption of common shares	(123,993)	(121,399)	(63,842)
Payment of issuer costs	(80)	(40)	(42)
Distributions paid to stockholders and noncontrolling interests	(418,126)	(120,457)	(89,163)
Redemptions of CPEC	—	(52,552)	—
Proceeds from notes payable	343,000	159,000	159,000
Payments on notes payable	(1,195,511)	(621,508)	(412,620)
Change in security deposit liability	833	(538)	78
Deferred financing costs paid	(455)	(425)	(503)
Payments related to interest rate contracts	(33)	(8)	(50)
Net cash (used in) financing activities	(1,394,295)	(757,927)	(407,142)
Effect of exchange rate changes on cash	(8,785)	9,701	(8,319)
Net change in cash, cash equivalents, and restricted cash	(157,193)	261,486	333
Cash, cash equivalents and restricted cash, beginning of year	418,210	156,724	156,391
Cash, cash equivalents and restricted cash, end of year	$261,017	$418,210	$156,724

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

On August 5, 2009, the Company commenced its initial public offering of common stock for sale to the public (the “Initial Offering”) which expired on February 1, 2013. The Company commenced a follow-on offering effective February 4, 2013, through which it offered up to $3.5 billion in shares of common stock (the “Second Offering”), and ceased offering primary shares pursuant to the second public offering on April 11, 2014. Collectively, through its public offerings, the Company received gross offering proceeds of $3.1 billion from the sale of 313.3 million shares from inception through December 31, 2018, all of which has been invested in the Company’s real estate portfolio.

In recent years the Company has concentrated its efforts on actively managing its assets and exploring a variety of strategic opportunities focused on enhancing the composition of its portfolio and its total return potential for its stockholders. On April 23, 2018, in connection with its review of potential strategic alternatives available to the Company, the Company’s board of directors determined that it is in the best interest of the Company and its stockholders to sell all or substantially all of the Company’s properties and assets and for the Company to liquidate and dissolve pursuant to a Plan of Liquidation and Dissolution (the “Plan of Liquidation”). The principal purpose of the Plan of Liquidation is to provide liquidity to the Company’s stockholders by selling the Company’s assets, paying its debts and distributing the net proceeds from liquidation to the Company’s stockholders.

As required by Maryland law and the Company’s charter, the Plan of Liquidation was approved by the affirmative vote of the holders of at least a majority of the shares of the Company’s common stock outstanding and entitled to vote thereon at the Company’s annual meeting of stockholders held on July 17, 2018. In accordance with Maryland law, the Plan of Liquidation provides the Company’s board of directors with the authority to modify or amend the Plan of Liquidation without further action by the Company’s stockholders to the extent permitted by then-current law and to terminate the Plan of Liquidation for any reason, provided that the board of directors may not terminate the Plan of Liquidation after Articles of Dissolution have been filed with and accepted for record by the State Department of Assessments and Taxation of Maryland. If the sale of all or substantially all of the Company’s assets is completed as expected, the Company expects to make one or more liquidating distributions to its stockholders during the period of the liquidation process and to make the final liquidating distribution to its stockholders on or before a date that is within 24 months after stockholder approval of the Plan of Liquidation. There can be no assurances regarding the amounts of any liquidating distributions or the timing thereof. Because the Plan of Liquidation follows the Company’s initial business plan and given the Company’s board of directors have the authority to modify, amend, or terminate the Plan of Liquidation without further action by the Company’s stockholders, these financial statements have not been prepared on the liquidation basis of accounting.

As of March 28, 2019, the Company has $697.2 million of debt scheduled to mature within a year. The Company does not have sufficient cash on hand or other legally binding commitments that can be utilized to repay such debt. In evaluating the Company’s current and projected sources of liquidity to meet the obligations of such debt, the Company has assessed its available options and has determined that its plan is to repay such obligations with proceeds from the sale of assets pursuant to the Plan of Liquidation. To the extent such proceeds are not sufficient, the Company has determined it is probable that it will either meet the covenant requirements necessary to exercise the extension options on its Revolving Credit Facility (as defined in Note 4) or that market-based alternatives to refinance the maturing debt will be available and that these actions will provide the necessary cash flows to repay the maturing debt.

The company sold interests in six properties for an aggregate sales price of $1.0 billion during 2017, and 20 properties in 2018 for an aggregate sales price of $1.7 billion. As of December 31, 2018, the Company owned interests in 14 real estate investments, consisting of the following types of investments:

•	Domestic office investments (5 investments)

•	Domestic other investments (4 investments)

•	International office investments (4 investments)

•	International other investments (1 investments)

Additionally, the Company sold two of its domestic office properties in early 2019, 55 M Street and 550 Terry Francois. See Note 13 — Subsequent Events for more information on these property sales.

Noncontrolling Interests

On January 7, 2009, the Company and Hines Global REIT Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines Global REIT Properties, LP (the “Operating Partnership”). The Company conducts most of its operations through the Operating Partnership. On January 14, 2009, the Company and HALP made initial capital contributions to the Operating Partnership of $10,000 and $190,000, respectively and accordingly, HALP owned a 95.0% noncontrolling interest in the Operating Partnership. As of December 31, 2018 and 2017, HALP owned a 0.01% and 0.01% interest in the Operating Partnership, respectively.

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

The Company’s investments in partially owned real estate joint ventures are reviewed for impairment periodically if events or circumstances change indicating that the carrying amount of its investments may not be recoverable. In such an instance, the Company will record an impairment charge if it determines that a decline in the value of an investment below its fair value is other than temporary. The Company’s analysis will be dependent on a number of factors, including the performance of each investment, current market conditions, and its intent and ability to hold the investment to full recovery. As of December 31, 2018 and 2017, the Company no longer had any investments in unconsolidated partially owned real estate joint ventures. Based on the Company’s analysis of the facts and circumstances at each reporting period, no impairment was recorded related to its investments in partially owned real estate joint ventures for the years ended December 31, 2018, 2017 or 2016.

International Operations

The British pound (“GBP”) is the functional currency for the Company’s subsidiaries operating in the United Kingdom, the Russian ruble (“RUB”) is the functional currency for the Company’s subsidiaries operating in Russia, the Polish zloty (“PLN”) is the functional currency for the Company’s subsidiaries operating in Poland, the Australian dollar (“AUD”) is the functional currency for the Company’s subsidiaries operating in Australia and the Euro (“EUR”) is the functional currency for the Company’s subsidiaries operating in Germany and France.

These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement accounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency transaction gains and losses are recorded in foreign currency gains (losses) on the consolidated statement of operations and result from the effect of changes in exchange rates on transactions denominated in currencies other than a subsidiary’s functional currency, including transactions between consolidated subsidiaries. An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included as currency translation adjustments and are reported in the consolidated statement of equity as accumulated other comprehensive gains or losses. The Company disposed of its investment in the Brindleyplace Project in February 2017 as well as its investment in Mercedes Benz Bank in July 2017. Upon the disposal of these properties, the Company realized a loss of $8.8 million related to the currency translation adjustment, which was included in the gain (loss) on sale of real estate in its consolidated statement of operations. During the year ended December 31, 2018, the Company sold One Westferry Circus, the German Logistics Properties, the Australia Portfolio and the Poland Logistics Portfolio. Upon the disposal of these properties, the Company realized a loss of $58.3 million related to the currency translation adjustment, which was included in the gain (loss) on sale of real estate in its consolidated statement of operations.

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

For prior acquisitions, acquisition-related costs such as transaction costs and acquisition fees paid to the Advisor were expensed as incurred. Effective January 2018, the Company adopted Accounting Standards Update (“ASU”) 2017-01, stating that any acquisition-related costs and acquisition fees to any future acquisitions will be capitalized. See Recently Adopted Accounting Pronouncements below for more information on ASU 2017-01.

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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. For the year ended December 31, 2018 the Company determined that three of its properties were impaired as a result of deteriorating market conditions. As a result, an impairment loss of $19.2 million was recorded to write down its carrying value to its fair value for the year ended December 31, 2018. For the year ended December 31, 2017, we determined that one of our investment properties was impaired as a result of deteriorating market conditions. As a result, an impairment loss of $7.1 million was recorded to write down its carrying value to its fair value for the year ended December 31, 2017. No impairment charges were recorded during the year ended December 31, 2016.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

The Company has restricted cash primarily related to certain escrow accounts required by several of the Company’s mortgage agreements.

Concentration of Credit Risk

As of December 31, 2018, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash.

In addition, as of December 31, 2018, the Company had $22.2 million of cash and cash equivalents deposited in certain financial institutions located in the United Kingdom, Russia, Poland, Australia, and France. Management regularly monitors the financial stability of these financial institutions in an effort to manage its exposure to any significant credit risk in cash and cash equivalents.

Tenant and Other Receivables

Receivable balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost in the consolidated balance sheets, net of allowance for doubtful accounts of $5.8 million and $3.8 million at December 31, 2018 and 2017, respectively. At December 31, 2018, a $10.0 million receivable related to the sale of the Campus at Playa Vista was included in Tenant and other receivables, net on the Consolidated Balance Sheet. The receivable is contingent on certain leasing conditions being met on or before November 15, 2019.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions, tenant inducements and legal costs are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Tenant inducement amortization was $19.5 million, $18.7 million and $12.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, and was recorded as an offset to rental revenue. In addition, the Company recorded $4.5 million, $4.6 million and $4.0 million as amortization expense related to other direct leasing costs for the years ended December 31, 2018, 2017 and 2016, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing (see Note 4 — Debt Financing).  These fees are presented as a reduction to the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements.  In total, deferred financing costs (net of amortization) were $1.6 million and $6.5 million as of December 31, 2018 and 2017.  These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations.  For the years ended December 31, 2018, 2017 and 2016, $4.2 million, $4.7 million and $5.0 million, were amortized into interest expense in the accompanying consolidated statement of operations, respectively.

Other Assets

Other assets included the following (in thousands):

	December 31, 2018	December 31, 2017
Prepaid expenses	$1,770	$3,021
Deferred tax assets(1)	12,654	26,670
Other	341	407
Other assets	$14,765	$30,098

(1)	The decrease in deferred tax assets is primarily due to the sales of the Poland Logistics Portfolio and the Australia Portfolio.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month. As of December 31, 2018 and December 31, 2017, respectively, the Company recorded liabilities of $15.5 million and $16.7 million related to prepaid rental payments which were included in other liabilities in the accompanying consolidated balance sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $44.0 million and $53.9 million as of December 31, 2018 and December 31, 2017, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Other revenues consist primarily of parking revenue, tenant reimbursements and interest on loans receivable. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company’s management believes that it operates in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2018, 2017 and 2016 in the accompanying consolidated financial statements. In 2018, 2017 and 2016, income tax expense recorded by the Company was primarily comprised of foreign income taxes related to the operation of its international properties. All periods from December 31, 2015 through December 31, 2018 are open for examination by the IRS. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Redemption of Common Stock

The Company complies with Financial Accounting Standards Board (“FASB”) ASC 480 “Distinguishing Liabilities from Equity” which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  When approved, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded liabilities of $8.1 million and $11.7 million in accounts payable and accrued expenses in the accompanying consolidated balance sheets as of December 31, 2018 and December 31, 2017, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity.

Per Share Data

Net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Recently Adopted Accounting Pronouncements

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

Rental income from leasing arrangements is specifically excluded from ASC 606, and has been evaluated by the Company in its adoption of the lease accounting standard, ASU 2016-02 (described below). The Company has identified its revenue streams and finalized its evaluation of the impact on our consolidated financial statements and internal accounting processes and determined that accounting for contracts for the sale of real estate will be the primary customer contracts under the scope of ASC 606. Upon adoption, we recognized the cumulative effect by increasing beginning retained earnings by approximately $2.3 million upon adoption in January 2018.

In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The Company expects that most of its real estate transactions completed after the Company’s adoption of this guidance will be accounted for using the asset acquisition guidance and, accordingly, acquisition fees and expenses related to those acquisitions will be capitalized. The Company has adopted ASU 2017-01 as of January 1, 2018.

In February 2017, the FASB issued ASU No. 2017-05 to clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition, as amended, of an in-substance nonfinancial asset. If substantially all of the fair value of assets that are promised to a counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20, including a parent transferring control of a nonfinancial asset through a transfer of ownership interests of a consolidated subsidiary. The Company has adopted ASU 2017-01 as of January 1, 2018, and has applied this guidance to its sales of real estate.

New Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02 which requires companies that lease assets to recognize on the balance sheet the right-of-use assets and related lease liabilities. The accounting by companies that own the assets leased by the lessee (the lessor) will remain largely unchanged from current GAAP. The guidance is effective for us as of January 1, 2019 using the modified retrospective approach.

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

Upon adoption, we will elect the following practical expedients:

•	The transition method in which the application date of January 1, 2019 is the beginning of the reporting period that we first applied the new guidance.

•
The practical expedient package which allows an entity not to reassess (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; (3) initial direct costs for any existing leases.

•
As an accounting policy election, a lessor may choose not to separate the non-lease components, by class of underlying assets, from the lease components and instead account for both types of components as a single component under certain conditions.

We have completed our evaluation of the impact that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements relating to its leases from both the lessee and lessor perspective. Based on our analysis, we have identified the following changes resulting from the adoption of ASU 2016-02:

Lessor Accounting

•
We are entitled to receive tenant reimbursements for operating expenses for common area maintenance. Based on guidance in these ASUs, CAM reimbursement revenue is defined as a non-lease component, which would be accounted for in accordance with ASC 606. However, we have elected to apply the practical expedient for all of our leases to account for the lease and non-lease components as a single, combined operating lease component.

•
Capitalization of leasing costs is limited to initial direct costs. Initial direct costs have been defined as incremental costs of a lease that would not have been incurred if the lease had not been obtained. Legal costs will no longer be capitalized, but expensed as incurred. There will be no change in our accounting for lease inducements and commissions.

•
Our existing leases will continue to be classified as operating leases, however, leases entered into or modified after January 1, 2019 may be classified as either operating or sales-type leases, based on specific classification criteria. We believe all of our leases will continue to be classified as operating leases, and all operating leases will continue to have a similar pattern of recognition as under current GAAP.

Lessee Accounting

•
The Company has ground lease agreements in which the Company is the lessee for land underneath New City that the Company currently accounts for as an operating lease. The rental expense associated with this lease was $0.2 million and $0.2 million for the year ended December 31, 2018, and 2017, respectively. Upon adoption of ASU 2016-02, the Company will record a right-of-use asset and lease liability of approximately $3.7 million in the Company’s consolidated balance sheets.

•
The Company has a ground lease agreement in which the Company is the lessee for land underneath 25 Cabot Square, for which we have previously recognized an intangible asset relating to favorable terms of an operating lease. Upon adoption of ASU 2016-02, the Company has determined the lease liability is immaterial and will reclassify approximately £58.3 million ($74.3 million converted using an exchange rate of $1.27 per GBP on December 31, 2018) from Intangible lease assets, net to a right-of-use asset in the Company’s consolidated balance sheets.

We have evaluated controls around the implementation of these ASUs and have concluded there is no significant impact on our control structure.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017
Buildings and improvements	$1,475,007	$2,255,267
Less: accumulated depreciation	(172,659)	(237,767)
Buildings and improvements, net	1,302,348	2,017,500
Land	467,607	671,776
Investment property, net	$1,769,955	$2,689,276

In 2019, the Company will commence construction of Summit III, a new 374,220 square foot office building at the Summit property. The office space has been fully pre-leased to a single tenant. The construction project is expected to be completed in 2020.

Recent Dispositions of Real Estate Investments

The Company sold 20 properties for an aggregate gain of $541.4 million during the year ended December 31, 2018, six properties for an aggregate gain of $364.3 million during the year ended December 31, 2017, one property for a gain of $127.3 million and one property through an unconsolidated entity during the year ended December 31, 2016. The table below provides information regarding each of the properties sold during the years ended December 31, 2018, 2017, and 2016, including the acquisition/completed construction price, and contract sales price (in millions).

Property		Date Acquired/Completed	Acquisition Price/ Construction Cost	Date Sold	Contract Sales Price
Poland Logistics Portfolio	(1)	3/2012, 10/2012	$157.2	11/2018	$159.6
2300 Main		8/2013	$39.5	11/2018	$46.6
Australia Portfolio	(2)	7/2012, 2/2013, 4/2013, 10/2014	$422.2	11/2018	$465.0
Campus at Playa Vista		5/2013	$216.6	11/2018	$330.1
9320 Excelsior		12/2011	$69.5	10/2018	$49.5
250 Royall		9/2011	$57.0	10/2018	$20.2
WaterWall Place		7/2014	$64.5	9/2018	$89.5
German Logistics Properties	(3)	10/2013, 6/2014, 4/2015	$259.0	8/2018	$359.6
One Westferry Circus	(4)	2/2013	$124.6	4/2018	$153.5
Fifty South Sixth		11/2010	$185.0	12/2017	$258.5
Hock Plaza		9/2010	$97.9	12/2017	$141.9
Mercedes Benz Bank	(5)	2/2013	$70.3	7/2017	$133.2
Southpark		10/2010	$31.2	6/2017	$41.1
Aviva Coral Gables		4/2015	$62.0	6/2017	$100.0
The Brindleyplace Project	(6)	7/2010	$282.5	2/2017	$325.1
Komo Plaza		12/2011	$160.0	12/2016	$276.0

(1)
The acquisition prices for the Poland Logistics Portfolio of approximately €98.2 million and €19.9 million were converted to USD based on exchange rates of $1.33 and $1.29 per EUR as of the transaction dates. The sales price of approximately €140.0 million was converted to USD based on an exchange rate of $1.14 per EUR as of the transaction date.

(2)
The acquisition prices for 100 Brookes Street, 465 Victoria Avenue, 825 Ann Street, and 818 Bourke Street, (collectively, the “Australia Portfolio”) of approximately A$66.5 million, A$88.7 million, A$124.7 million, and A$152.5 million, were converted to USD based on exchange rates of $1.02, $1.03, $1.03, and $0.89 per AUD as of the transaction dates. The sales price of approximately A$645.8 million was converted to USD based on an exchange rate of $0.72 per AUD as of the transaction date.

(3)
The acquisition prices for Fiege Mega Centre, Simon Hegele Logistics (Phase I and II), and Harder Logistics Portfolio, (collectively, the “German Logistics Properties”) of approximately €39.2 million, €60.8 million, and €117.1 million were converted to USD based on exchange rates of $1.35, $1.30 (average exchange rate), and $1.08 (average exchange rate) per EUR as of the transaction dates. The sales price of approximately €310.0 million was converted to USD based on an exchange rate of $1.16 per EUR as of the transaction date.

(4)
The acquisition price for One Westferry Circus of £82.0 million was converted to USD based on an exchange rate of $1.51 per GBP as of the transaction date. The sales price of approximately £108.6 million was converted to USD based on an exchange rate of $1.41 per GBP as of the transaction date.

(5)
The acquisition price for Mercedes Benz Bank of approximately €51.9 million was converted to USD based on an exchange rate of $1.35 per EUR as of the transaction date. The sales price of approximately €117.0 million was converted to USD based on an exchange rate of $1.14 per EUR as of the transaction date. Additionally, the Company incurred a €11.3 million (approximately $12.9 million based on an exchange rate of $1.14 per EUR as of the transaction date) income tax provision related to the sale of this property, which was recorded in “Provision for income taxes related to sale of real estate” in the consolidated statements of operations and comprehensive income (loss).

(6)
The acquisition price of the Brindleyplace Project of approximately £186.2 million was converted to USD based on an exchange rate of $1.52 per GBP as of the transaction date. The sales price of approximately £260.0 million was converted to USD based on an exchange rate of $1.25 per GBP as of the transaction date.

As of December 31, 2018, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$404,662	$26,072	$(99,434)
Less: accumulated amortization	(187,581)	(16,560)	43,913
Net	$217,081	$9,512	$(55,521)

As of December 31, 2017, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$662,854	$69,510	$(108,043)
Less: accumulated amortization	(283,774)	(42,333)	38,477
Net	$379,080	$27,177	$(69,566)

Amortization expense of in-place leases was $50.7 million, $70.8 million and $100.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of out-of-market leases resulted in an increase to rental revenue of approximately $7.4 million and $2.1 million for the years ended December 31, 2018 and 2017, respectively, and a decrease to rental revenue of approximately $2.8 million for the year ended December 31, 2016.

Anticipated amortization of in-place leases and out-of-market leases, net, for each of the years ending December 31, 2019 through December 31, 2023 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
2019	$21,897	$(4,357)
2020	20,092	(4,261)
2021	15,075	(3,439)
2022	12,464	(2,448)
2023	10,661	(2,515)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2018, the approximate fixed future minimum rentals for each of the years ending December 31, 2019 through 2023 and thereafter were as follows (in thousands):

Fixed Future Minimum Rentals
2019	$170,833
2020	159,550
2021	153,021
2022	141,913
2023	110,320
Thereafter	818,907
Total	$1,554,544

During the years ended December 31, 2018, 2017, and 2016, the Company did not earn more than 10% of its total rental revenue from any individual tenant, respectively.

4. DEBT FINANCING

As of December 31, 2018 and 2017, the Company had $678.1 million and $1.8 billion of principal outstanding, respectively, with a weighted average years to maturity of 0.9 years and 1.7 years, respectively, and a weighted average interest rate of 3.4% and 2.8%, respectively. The following table describes the Company’s debt outstanding at December 31, 2018 and

2017 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date		Interest Rate Description	Interest Rate as of December 31, 2018		Principal Outstanding at December 31, 2018	Principal Outstanding at December 31, 2017
Secured Mortgage Debt
100 Brookes	7/13/2012	1/31/2018	(1)	Variable	N/A		$—	$28,098
Poland Logistics Portfolio	8/2/2012	6/28/2019	(3)	Variable, subject to interest rate cap	N/A		—	71,183
Minneapolis Retail Center	8/2/2012	8/10/2019		Fixed	3.50%		65,500	65,500
825 Ann	11/16/2012	11/20/2018	(2)	Variable, subject to interest rate cap	N/A		—	63,247
465 Victoria	2/28/2013	12/3/2018	(2)	Variable, subject to interest rate cap	N/A		—	41,528
New City	3/28/2013	3/18/2021		Variable, subject to interest rate cap	2.30%		74,861	80,831
One Westferry Circus	5/9/2013	5/5/2020	(3)	Fixed	N/A		—	64,757
The Campus at Playa Vista	5/14/2013	12/1/2018	(2)	Variable	N/A		—	150,000
Perspective Defense	6/21/2013	7/25/2019		Variable, subject to interest rate cap	2.18%		80,108	83,853
Fiege Mega Centre	10/18/2013	10/31/2018	(3)	Variable, subject to interest rate cap	N/A		—	26,898
25 Cabot Square	3/26/2014	3/26/2020		Fixed	3.50%		157,583	166,951
Simon Hegele Logistics	4/28/2014	6/15/2019	(3)	Fixed	N/A		—	41,904
818 Bourke	10/31/2014	10/31/2019	(2)	Variable, subject to interest rate cap	N/A		—	65,562
The Summit	3/4/2015	4/1/2022	(4)	Variable	N/A		—	170,000
Harder Logistics Portfolio	4/1/2015	2/28/2021	(3)	Variable, subject to interest rate cap	N/A		—	81,068
Other Notes Payable
JPMorgan Chase Revolving Credit Facility	4/13/2012	6/29/2019		Variable	4.03%	(5)	—	99,000
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	6/29/2019		Variable	3.98%		300,000	495,000
WaterWall Place Construction Loan	6/29/2012	11/8/2018	(2)	Variable	N/A		—	44,897
Total Principal Outstanding							$678,052	$1,840,277
Unamortized Deferred Financing Fees							(1,285)	(5,324)
Notes Payable							$676,767	$1,834,953

(1)	In January 2018, the Company paid off the secured mortgage loan related to 100 Brookes in full.

(2)	The Company paid off the secured mortgage in full with proceeds from the sale of the property.

(3)	The secured mortgage loan was assumed by the buyer with the sale of the property.

(4)	In August 2018, the Company paid off the secured mortgage loan related to The Summit in full.

(5)	Represents the weighted average interest rate as of December 31, 2018.

As of December 31, 2018, the variable rate debt has variable interest rates ranging from the LIBOR or EURIBOR screen rate plus 1.45% to 2.50% per annum. Additionally, as of December 31, 2018, $140.0 million of our variable rate debt was capped at strike rates ranging from 1.0% to 2.00%.

JP Morgan Chase Revolving Credit Facility

In April 2012, the Operating Partnership entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent for itself and various lenders named in the Credit Agreement. The Company refers to the Revolving Loan Commitment and Term Loan Commitment collectively as the “Revolving Credit Facility.” As amended in June 2015, the borrowings may be denominated in U.S. dollars, British pound sterling, Euros, Australian dollars or Canadian dollars with up to $920.0 million maximum amount available under the Revolving Credit Facility.

In March 2019, the Company entered into an amendment to its Revolving Credit Facility, which resulted in the following changes:

•
a decrease in total commitments to $725.0 million, including $225.0 million to the term loan commitment (“Term Loan Commitment”), and $500.0 million available under the revolving loan commitment (“Revolving Loan Commitment”);

•	extended the maturity date to March 4, 2020, subject to three additional six-month extensions at the Company’s option and subject to the satisfaction of certain conditions.

For the period from January 2018 through December 2018, the Company made draws of approximately $343.0 million and payments of $442.0 million on the Revolving Loan Commitment, and payments of $195.0 million on the Term Loan Commitment. Additionally, from January 1, 2019 through March 28, 2019, the Company made draws of approximately $169.0 million and payments of $75.0 million under the Revolving Credit Facility resulting in an outstanding principal balance of $394.0 million as of March 28, 2019.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of December 31, 2018.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the years ending December 31, 2019 through December 31, 2023 and for the period thereafter. Amounts are in thousands:

	2019		2020	2021	2022	Thereafter
Principal payments	$447,905	(1)	$159,881	$70,266	$—	$—

(1)	Includes $300.0 million related to the Term Loan Commitment, which matures in March 2020 under the terms of the Amended Revolving Credit Facility executed in March 2019, as discussed above.

5.  DISTRIBUTIONS

The Company declared distributions for the months of January 2016 through December 2017 at an amount equal to $0.0017808 per share, per day. For the months of January 2018 through December 2018, the Company declared distributions at an amount equal to $0.0541667 per share, per month ($0.65 per share on an annualized basis). A portion of the distributions declared for the year ended December 31, 2018 was designated as a return of a portion of the stockholders’ invested capital as described further below. Further, on July 17, 2018, in connection with the stockholder approval of the Plan of Liquidation, the board of directors determined to suspend indefinitely the distribution reinvestment plan effective as of August 31, 2018. As a result of the suspension of the distribution reinvestment plan, all distributions paid after August 31, 2018 have been paid to stockholders in cash.

From January 2018 through February 2019, the Company paid aggregate Return of Capital Distributions to stockholders totaling approximately $4.00 per share, which represented a return of a portion of the stockholders’ invested capital. These Return of Capital Distributions were made up of the following:

•
a $1.05 per share special distribution (the “Special Distribution”) declared to all stockholders of record as of December 30, 2017 and paid in January 2018. The Special Distribution was funded with a portion of the net proceeds received from the strategic sale of six assets during 2017.

•
$0.12 per share resulting from a portion of the monthly distributions declared for the months of January 2018 through June 2018, (approximately $0.02 per share, per month), which were designated by our board of directors as a return of a portion of the stockholders’ invested capital and, as such, reduced the stockholders’ remaining investment in the Company.

•
Approximately $0.33 per share resulting from the monthly liquidating distributions declared for the months of July 2018 through December 2018 ($0.0541667 per share, per month), which were designated as liquidating distributions and, as such, reduced the stockholders’ remaining investment in the Company.

•	a $2.50 per share designated liquidating distribution declared to all stockholders of record as of February 13, 2019 and paid in February 2019.

Because the Company already sold a significant number of assets and its expectation is to sell all of its remaining assets in the time frame set forth under its Plan of Liquidation, the Company determined to stop paying monthly distributions for periods after December 2018. Any future distributable income earned from the remaining properties will be included in future liquidating distributions to stockholders.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for the years ended December 31, 2018, 2017 and 2016, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders				Noncontrolling Interests
Distributions for the Years Ended	Cash Distributions		Distributions Reinvested	Total Declared	Total Declared
December 31, 2018	$125,139		$51,325	$176,464	$12,015	(1)
December 31, 2017	$375,851	(2)	$91,757	$467,608	$26,707	(3)
December 31, 2016	$85,820		$94,003	$179,823	$5,691

(1)
For the year ended December 31, 2018, distributions declared to noncontrolling interests included a distribution totaling $11.6 million to an affiliate of Hines, who was the Company’s JV partner in the WaterWall JV, as a result of the sale of WaterWall Place.

(2)	Includes $288.0 million related to the Special Distribution funded with a portion of the net proceeds received from the strategic sale of six assets during 2017.

(3)
For the year ended December 31, 2017, distributions declared to the noncontrolling interests included a distribution totaling $21.0 million paid to the Company’s JV partner in the Aviva Coral Gables JV as a result of the sale of Aviva Coral Gables in June 2017.

6.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the years ended December 31, 2018, 2017 and 2016 and amounts unpaid as of December 31, 2018 and 2017 (in thousands):

	Incurred During the Years Ended December 31,			Unpaid as of December 31,
Type and Recipient	2018	2017	2016	2018	2017
Acquisition Fee- the Advisor	$—	$—	$191	—	—
Asset Management Fee- the Advisor	$34,332	$37,949	$36,810	2,495	2,430
Disposition Fee- the Advisor	$16,197	$8,203	$3,024	—	2,585
Other (1)	$7,936	$7,392	$6,875	2,089	1,978
Property Management Fee- Hines	$5,988	$7,192	$7,564	125	146
Development/ Construction Management Fee- Hines	$2,376	$1,405	$757	314	207
Leasing Fee- Hines	$2,405	$2,658	$4,584	2,361	2,129
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	$9,372	$11,148	$11,835	584	777
Due to Affiliates				$7,968	$10,252

(1)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and offering costs.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

@1377 Development

In June 2012, the Company entered into a $3.2 million mezzanine loan commitment plus accrued interest to provide construction financing to the @1377 development, which was developed by an affiliate of Hines. In June 2016, the borrower repaid the outstanding principal balance of the loan upon the sale of the property.

The WaterWall Place JV

In December 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of the WaterWall Place JV, for the purpose of developing a residential/living project in Houston, Texas. Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the initial limited partner. The Company had owned a 93% interest in this joint venture. An affiliate of Hines owned the remaining 7% interest in this joint venture. In September 2018, the WaterWall Place JV sold WaterWall Place. See Note 3 — Investment Property for information regarding the sale.

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

Advisory Agreement

Pursuant to the Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:

Acquisition Fee – Effective as of April 1, 2015, the Advisory Agreement was amended in order to reduce the acquisition fee paid to the Advisor from 2.25% to 0.50% of the purchase price of each real estate investment the Company acquired or originated, including any debt attributable to such investments or the principal amounts of any loans originated directly by the Company.

Asset Management Fee – The Advisor receives an asset management fee equal to 0.125% per month of the net equity capital invested by the Company in real estate investments as of the end of each month.

During the years ended December 31, 2018, 2017 and 2016, the Company incurred asset management fees of $34.3 million, $37.9 million and $36.8 million, respectively.

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

Fees for Other Services

The Company retains certain of the Advisor’s affiliates, from time to time, for services relating to the Company’s investments or operations, which may include corporate services, statutory services, transaction support services (including but not limited to coordinating with brokers, lawyers, accountants and other advisors, assembling relevant information, conducting financial and market analyses, and coordinating closing procedures) and loan management and servicing, and within one or more such categories, providing services in respect of asset and/or investment administration, accounting, technology, tax preparation, finance (including but not limited to budget preparation and preparation and maintenance of corporate models), treasury, operational coordination, risk management, insurance placement, human resources, legal and compliance, valuation and reporting-related services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, property, title and/or other types of insurance, management consulting and other similar operational matters. Any fees paid to the Advisor’s affiliates for any such services will not reduce the asset management fee otherwise payable to the Advisor. Any such arrangements will be at market rates.

7.  NONCONTROLLING INTERESTS

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

In June 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement (as amended) with Flagship Capital, GP for the formation of Flagship Capital Partners Fund, LP (the “Flagship JV”) for the purpose of originating real estate loans. The Company owns a 97% interest in the Flagship JV and Flagship Capital, GP owns the remaining 3% interest. Flagship Capital, GP serves as the general partner and will manage the day-to-day activities of the Flagship JV. Both partners have equal voting rights and distributions from the Flagship JV will initially be paid to the fund partners based on their pro rata ownership. In accordance with the partnership agreement that governs the Flagship Capital JV, distributions are declared and paid when the joint venture has available cash (all cash held by the joint venture less what is reasonably needed to reserve or satisfy cash needs) with respect to an investment made by the joint venture. The Flagship Capital JV declared distributions to the noncontrolling interest partner for the years ended December 31, 2017 and 2016 of $1.2 million and $1.2 million, respectively. As of December 31, 2017, there were no remaining real estate loans owned by the Flagship JV and the partners consented to the voluntary winding up and termination of the Flagship JV.

In July 2012, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines Ponce & Bird Holdings LP (the “Aviva Coral Gables JV”), a Delaware limited liability company, for the purpose of developing a residential/living project in Miami, Florida. Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the initial limited partner. The Company had an 83% interest in this joint venture. An affiliate of Hines owned the remaining 17% interest in this joint venture. The Aviva Coral Gables JV declared distributions to the noncontrolling interest partner for the years ended December 31, 2017, and 2016 of $21.2 million, and $0.6 million, respectively. The distributions in the year ended December 31, 2017 include distributions declared as a result of the sale of Aviva Coral Gables in June 2017.

In December 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines One WaterWall Holdings LP (the “WaterWall Place JV”), a Delaware limited liability company, for the purpose of developing a residential/living project in Houston, Texas. Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the initial limited partner. The Company has a 93% interest in this joint venture. An affiliate of Hines owns the remaining 7% interest in this joint venture. The WaterWall Place JV declared distributions to the noncontrolling interest partner for the years ended December 31, 2018, 2017, and 2016 of $11.8 million, $0.2 million, and $0.3 million, respectively. The distributions in the year ended December 31, 2018 include distributions declared as a result of the sale of WaterWall Place in September 2018.

8.  FAIR VALUE MEASUREMENTS

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Crédit Agricole, Bank Zachnodni WBK, and ING Capital Markets. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2018 and 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

Additionally, the Company has entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. The valuation of these forward contracts is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including currency exchange rate curves and implied volatilities. The Company has determined its foreign currency forward contracts valuations are classified in Level 2 of the fair value hierarchy, as they are based on observable inputs but are not traded in active markets.

Financial Instruments Fair Value Disclosures

As of December 31, 2018, the Company estimated that the fair value of its notes payable, which had a book value (excluding any unamortized discount or premium and deferred financing costs) of $678.1 million, was $679.3 million. As of December 31, 2017, the Company estimated that the fair value of its notes payable, which had a book value (excluding any unamortized discount or premium) of $1.8 billion, was $1.8 billion. Management has utilized available market information, such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of December 31, 2018 and 2017, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Impairment of Investment Property

Investment properties are reviewed for impairment at each reporting period if events or changes in circumstances indicate that the carrying amount may not be recoverable. For the year ended December 31, 2018, the Company determined that three of its properties (two properties of which were measured using executed purchase and sale agreements which are considered level 2 inputs, and one property of which was measured using level 3 inputs) of its properties were impaired as a result of deteriorating market conditions. For the year ended December 31, 2017, the Company determined that one of its properties was impaired as a result of deteriorating market conditions. No impairment charges were recorded during the year ended December 31, 2016.

The changes in assumptions resulted in the net book value of the assets exceeding the projected undiscounted cash flows for the property. As a result, the assets were written down to fair value. The following table summarizes activity for the Company’s assets measured at fair value, on a non-recurring basis, for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	Basis of Fair Value Measurements
During the year ended	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss
December 31, 2018	Investment property	$138,550	$—	$68,250	$70,300	$19,180
December 31, 2017	Investment property	$25,700	$—	$—	$25,700	$7,124
December 31, 2016	Investment property	$—	$—	$—	$—	$—

The Company’s estimated fair value of the investment properties measured using level 3 inputs were based on comparisons of recent market activity and discounted cash flow models, which include estimates of property-specific inflows and outflows over a specific holding period.  Significant unobservable quantitative inputs used in determining the fair value of the investment property for the period ended December 31, 2018 include: a discount rate of 9.0%; a capitalization rate of 8.0%; stabilized occupancy rate of 90.0%; and a current market rental rate of $25.00 per square foot.  Significant unobservable quantitative inputs used in determining the fair value of the investment property for the period ended December 31, 2017 include: a discount rate of 9.0%; a capitalization rate of 7.5%; stabilized occupancy rate of 92.5%; and a current market rental rate of $28.00 per square foot.  These inputs are based on the location, type and nature of each property, current and anticipated market conditions, and management’s knowledge and expertise in real estate.

9. REPORTABLE SEGMENTS

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

•	Domestic office investments (5 investments)

•	Domestic other investments (4 investments)

•	International office investments (4 investments)

•	International other investments (1 investments)

The tables below provide additional information related to each of the Company’s segments, geographic location and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts are in thousands, except for percentages):

	Years Ended December 31,
	2018	2017	2016
Total Revenue
Domestic office investments	$123,475	$173,949	$177,048
Domestic other investments	85,952	93,748	123,384
International office investments	70,368	92,617	110,308
International other investments	29,070	43,335	67,168
Total Revenue	$308,865	$403,649	$477,908

For the years ended December 31, 2018, 2017 and 2016, the Company’s total revenue was attributable to the following countries:

	Years Ended December 31,
	2018	2017	2016
United States	68%	65%	62%
United Kingdom	8%	9%	15%
Australia	8%	9%	7%
Poland	7%	6%	5%
Germany	4%	6%	5%
Russia	3%	3%	3%
France	2%	2%	3%

For the years ended December 31, 2018, 2017 and 2016, the Company’s property revenues in excess of expenses by segment was as follows:

	Years Ended December 31,
	2018	2017	2016
Property revenues in excess of expenses (1)
Domestic office investments	$77,242	$108,638	$113,763
Domestic other investments	53,692	59,218	78,729
International office investments	39,005	57,966	85,986
International other investments	19,790	31,988	47,181
Total property revenues in excess of expenses	$189,729	$257,810	$325,659

(1)	Revenues less property operating expenses, real property taxes and property management fees.

For the years ended December 31, 2018 and 2017, the Company’s total assets by segment was as follows:

	Years Ended December 31,
	2018	2017
Total Assets
Domestic office investments	$913,982	$1,146,312
Domestic other investments	715,919	794,558
International office investments	640,319	1,053,971
International other investments	33,905	429,827
Corporate-level accounts	195,586	301,529
Total Assets	$2,499,711	$3,726,197

For the years ended December 31, 2018 and 2017, the Company’s total assets were attributable to the following countries:

	Years Ended December 31,
	2018	2017
United States	73%	59%
United Kingdom	14%	11%
Poland	5%	8%
France	5%	4%
Russia	2%	2%
Australia	1%	9%
Germany	—%	7%

For the years ended December 31, 2018, 2017 and 2016 the Company’s reconciliation to the Company’s property revenues in excess of expenses is as follows:

	Years Ended December 31,
	2018	2017	2016
Reconciliation to property revenues in excess of expenses
Net income (loss)	$465,001	$375,607	$157,227
Depreciation and amortization	106,432	138,503	174,110
Acquisition related expenses	—	127	372
Asset management and acquisition fees	34,332	37,949	37,001
General and administrative expenses	10,473	9,250	11,149
Impairment Losses	19,180	7,124	—
(Gain) loss on derivatives	(2,158)	634	689
Equity in (earnings) losses of unconsolidated entity	—	—	(7,504)
(Gain) loss on sale of real estate investments	(541,401)	(364,325)	(127,294)
Foreign currency (gains) losses	7,650	(10,046)	8,240
Interest expense	56,700	59,461	64,473
Other (income) expenses	(1,546)	(680)	(130)
(Benefit) provision for income taxes	12,220	(8,705)	7,326
Provision for income taxes related to the sale of real estate	22,846	12,911	—
Total property revenues in excess of expenses	$189,729	$257,810	$325,659

10. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	2018	2017	2016
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$52,559	$55,736	$59,612
Cash paid for income taxes	$40,039	$7,292	$7,634
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$14,468	$303,131	$21,178
Distributions reinvested	$59,014	$91,985	$94,071
Shares tendered for redemption	$8,140	$11,695	$4,987
Assumption of mortgage upon disposition of property	$275,979	$—	$7,965
Accrued capital additions	$14,198	$10,778	$2,602

11. COMMITMENTS AND CONTINGENCIES

In May 2018, Puget Sound Energy renewed its lease for its space in The Summit located in Bellevue, Washington. In connection with this lease, the Company committed to fund $9.7 million of tenant inducements, to be paid in future periods. As of December 31, 2018, $6.2 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

In September 2018, WeWork signed a lease for space in The Summit located in Bellevue, Washington. In connection with this lease, the Company committed to fund $14.0 million of tenant inducements, to be paid in future periods. As of December 31, 2018, $14.0 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

In December 2018, Amazon signed a lease for space in the new building that is being constructed at The Summit property, which is located in Bellevue, Washington. In connection with this lease, the Company committed to fund $40.7 million of tenant inducements, to be paid in future periods. As of December 31, 2018, $40.7 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheet. See Note 3 — Investment Property for more information on the building construction project.

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

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2018 and 2017 (in thousands except per share amounts):

	Quarters Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$84,499	$85,142	$77,589	$61,635
Gain (loss) on sale of real estate investments	$19	$58,655	$157,473	$325,254
Net income (loss)	$(10,183)	$45,436	$149,112	$280,636
Net (income) loss attributable to noncontrolling interests	$3	$774	$(10,996)	$—
Net income (loss) attributable to common stockholders	$(10,180)	$46,210	$138,116	$280,636
Income (loss) per common share, basic and diluted	$(0.04)	$0.17	$0.51	$1.04
	Quarters Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$106,366	$99,812	$100,360	$97,111
Gain (loss) on sale of real estate investments	$85,188	$55,416	$74,560	$149,161
Net income (loss)	$98,942	$67,150	$64,033	$145,482
Net (income) loss attributable to noncontrolling interests	$(35,365)	$(18,122)	$300	$(1,470)
Net income (loss) attributable to common stockholders	$63,577	$49,028	$64,333	$144,012
Income (loss) per common share, basic and diluted	$0.23	$0.18	$0.23	$0.52

13. SUBSEQUENT EVENTS

55 M Street

In January 2019, the Company sold 55 M Street for a contract sales price of $135.3 million. The Company acquired the property in December 2013 for $140.9 million. The purchaser is not affiliated with the Company or our affiliates.

550 Terry Francois

In February 2019, the Company sold 550 Terry Francois for a contract sales price of $342.5 million. The Company acquired the property in August 2012 for $180.0 million. The purchaser is not affiliated with the Company or our affiliates.

February 2019 Liquidating Distribution

In February 2019, the Company declared a liquidating distribution of $2.50 per share, totaling $661.0 million, to all stockholders of record as of February 13, 2019. This liquidating distribution represented a return of a portion of our stockholders’ invested capital from sales of investment property and, as such, reduced their remaining investment in the Company.

JP Morgan Chase Revolving Credit Facility

In March 2019, the Company entered into an amendment to its Revolving Credit Facility. See Note 4 — Debt Financing for more information.

Summit Development Agreement

In March 2019, the Company entered into a Development Management Agreement with Hines, the Company’s sponsor, for the construction and development of an office building at The Summit in Bellevue, Washington. Additionally, Hines will be paid a project administration fee equal to 2.5% of qualified construction costs. See Note 3 — Investment Property for additional information on the construction of the office building for Summit.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2018 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2018, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 28, 2019

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of the date of this report, our directors, their ages, their year first elected, their business experience and principal occupation, their directorships in public corporations and investment companies are as follows:

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Jeffrey C. Hines	63	2008
Mr. Hines joined Hines in 1982. He has served as the Chairman of our board of directors, and as Chairman of the managers of the general partner of our Advisor since December 2008. Mr. Hines has served as the Chairman of the board of directors of Hines Global Income Trust, Inc. (f/k/a/ Hines Global REIT II) ("Hines Global Income Trust") and Chairman of the managers of the general partner of Hines Global REIT II Advisors LP ("HGRIIALP"), the advisor to Hines Global Income Trust, since July 2013. Mr. Hines also served as the Chairman of the board of directors of Hines Real Estate Investment Trust, Inc. (“Hines REIT”) and the Chairman of the managers of the general partner of Hines Advisors Limited Partnership (“HALP”), the advisor to Hines REIT, from August 2003 through the liquidation and dissolution of Hines REIT in August 2018. He also served as a member of the management board of the Hines US Core Office Fund LP (the “Core Fund”) since August 2003 through the liquidation and dissolution of the Core Fund in December 2018. He is also the co-owner and President and Chief Executive Officer of the general partner of Hines and is a member of Hines’ Executive Committee. Mr. Hines is responsible for overseeing all firm policies and procedures as well as day-to-day operations of Hines. He became President of the general partner of Hines in 1990 and Chief Executive Officer of the general partner of Hines in January 2008 and has overseen a major expansion of the firm’s personnel, financial resources, domestic and foreign market penetration, products and services. He has been a major participant in the development of the Hines domestic and international acquisition program and currently oversees a portfolio of $120.6 billion in assets under management. Mr. Hines graduated from Williams College with a B.A. in Economics and received his M.B.A. from Harvard Business School.

We believe that Mr. Hines’ career, spanning more than 35 years in the commercial real estate industry, including his leadership of Hines, and the depth of his knowledge of Hines and its affiliates, qualifies him to serve on our board of directors.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies

Charles M. Baughn	64	2008
Mr. Baughn joined Hines in 1984. Mr. Baughn has served as a member of our board of directors and as a manager of the general partner of our Advisor since December 2008. Additionally, since July 2013, Mr. Baughn has served as a member of the board of directors of Hines Global Income Trust and as a member of the general partner of HGRIIALP. In addition, Mr. Baughn was a member of the board of directors of Hines REIT from April 2008 and was a manager of the general partner of HALP from August 2003 until the liquidation and dissolution of Hines REIT in August 2018. He also served as Chief Executive Officer of Hines REIT and the general partner of HALP from August 2003 through April 1, 2008. He has served as the Senior Managing Director of the general partner of Hines since 2012. Additionally, Mr. Baughn served as the Chief Financial Officer of the general partner of Hines from 2012 to 2018. As Chief Financial Officer, Mr. Baugh was responsible for overseeing Hines’ business operations, such as balance sheet related activities and bank and other debt financing. Previously, he also has served as an Executive Vice President and CEO-Capital Markets Group of the general partner of Hines from April 2001 through 2012 and, as such, was responsible for overseeing Hines’ capital markets group, which raises, places and manages equity and debt for Hines projects in the U.S. and internationally. Mr. Baughn is also a member of the Hines' Executive Committee and a director of Hines Securities, Inc. Until May 2015, Mr. Baughn also served as the Chief Executive Officer of Ines Securities, Inc. Mr. Baughn has also served as a member of the management board of the Core Fund from 2003 until the liquidation and dissolution of the Core Fund in December 2018. During his tenure at Hines, he has contributed to the development or redevelopment of over 9 million square feet of office and special use facilities in the southwestern United States. He graduated from the New York State College of Ceramics at Alfred University with a B.A. and received his M.B.A. from the University of Colorado. Mr. Baughn holds Series 7, 24 and 63 securities licenses.

We believe that Mr. Baughn’s experience in the commercial real estate industry during his more than 34 year career with Hines, including his familiarity with Hines’ financial and investment policies, qualifies him to serve on our board of directors.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies

Jack L. Farley	54	2009
Mr. Farley has served as an independent director since June 2009. Mr. Farley has served as the President and Chief Executive Officer of Apex Compressed Air Energy Storage LLC, since January 2011, the year the company was launched in order to develop, build, operate, and commercialize utility-scale compressed air energy storage assets. Additionally, since January 2016, he has served as a board member for Live Power Intelligence Company, LLC, which provides real-time power grid information to electric power markets. From 2003 to February 2008, Mr. Farley was Senior Vice President of Cinergy Corp., where he was responsible for the Power Trading and Marketing group. During his tenure, the group had approximately $30 billion of annual physical power sales and ranked in the top 15 in the US. Cinergy Corp. merged with Duke Energy (NYSE: DUK) in 2006. In October 2007, Fortis NV acquired Duke’s trading operations as a strategic enhancement to its nascent US banking activities. Prior to joining Cinergy/Duke, Mr. Farley was President of the West Region at Reliant Resources, Inc., where he managed a $1.1 billion portfolio of power generation assets, and was responsible for the development and construction of two combined-cycle gas turbine projects with a total investment of approximately $750 million.

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

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Thomas L. Mitchell	58	2009
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

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
John S. Moody	70	2009
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

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Peter Shaper	53	2009
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

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Sherri W. Schugart, President and Chief Executive Officer	53	2018
Ms. Schugart joined Hines in 1995. In February 2016, Ms. Schugart was appointed as a member of Hines’ Executive Committee. Ms. Schugart has served as President and Chief Executive Officer for us and for the general partner of our Advisor since March 2013. Ms. Schugart has also served as President and Chief Executive Officer for Hines Global Income Trust and the general partner of HGRIIALP since August 2013. Also since March 2013, Ms. Schugart has served as the President and Chief Executive Officer of HMS and HMS Adviser GP LLC (the “HMS GP”), the general partner of the adviser to HMS. Additionally, in February 2014, Ms. Schugart was appointed as the Chairperson of the board of directors of HMS. HMS is a public specialty finance company sponsored by Hines, which was formed in 2011 and intends to make debt and equity investments in companies with revenues generally between $10 million and $3 billion that operate in diverse industries. Ms. Schugart has also served as President and Chief Executive Officer for Hines REIT, the general partner of HALP and the Core Fund from March 2013 through the liquidation and dissolution of Hines REIT in August 2018 and the Core Fund in December 2018. Prior to March 2013, Ms. Schugart had served as the Chief Operating Officer for us and the general partner of our Advisor and as the Chief Operating Officer of Hines REIT, the general partner of HALP and the Core Fund since November 2011 through the liquidation and dissolution of Hines REIT in August 2018 and the Core Fund in December 2018. In these roles, Ms. Schugart was responsible for the execution of each entity’s business plan and oversight of day-to-day business operations, including issues related to portfolio strategy, asset management and all other operational and financial matters of each entity. Ms. Schugart also served as Chief Financial Officer for us and the general partner of our Advisor from inception in December 2008 through October 2011. Ms. Schugart also served as the Chief Financial Officer for Hines REIT and the general partner of HALP from August 2003 through October 2011 and as the Chief Financial Officer of the Core Fund from July 2004 through October 2011. In these roles, her responsibilities included oversight of financial and portfolio management, equity and debt financing activities, investor relations, accounting, financial reporting, compliance and administrative functions in the U.S. and internationally. She has also been a Senior Managing Director of the general partner of Hines since October 2007 and has served as a director of the Dealer Manager since August 2003. Prior to holding these positions, she was a Vice President in Hines Capital Markets Group raising equity and debt financing for various Hines investment vehicles in the U.S. and internationally. Ms. Schugart has been responsible for arranging and managing more than $10 billion in equity and debt for Hines’ public and private investment funds. Prior to joining Hines, Ms. Schugart spent eight years with Arthur Andersen LLP, where she served both public and private clients in the real estate, construction, finance and banking industries. She holds a Bachelor of Business Administration degree in Accounting from Southwest Texas State University.

We believe that Ms. Schugart’s significant experience as an executive at the Company and its affiliates qualifies her to serve as one of our directors. Ms. Shugart is able to draw on her extensive institutional knowledge, as well as her tenure serving public and private companies at Arthur Andersen LLP to provide valuable insight.

As of the date of this report, our executive officers, their ages and their experiences are as follows:

Name and Title	Age	Experience

Ryan T. Sims, Chief Financial Officer and Secretary	47
Mr. Sims joined Hines in August 2003. Since November 2011, Mr. Sims has served as the Chief Financial Officer and Secretary for us and the general partner of our Advisor. Mr. Sims has also served as the Chief Financial Officer and Secretary of HMS and of the general partner of the adviser to HMS. Since August 2013, Mr. Sims has served as the Chief Financial Officer and Secretary of Hines Global Income Trust and the general partner of HGRIIALP. In these roles, Mr. Sims is responsible for the oversight of financial operations, equity and debt financing activities, investor relations, accounting, financial reporting, tax, legal, compliance and administrative functions in the U.S. and internationally. Also, Mr. Sims has also served as the Chief Financial Officer and Secretary of Hines REIT, the general partner of HALP and the Core Fund from November 2011 through the liquidation and dissolution of Hines REIT in August 2018 and the Core Fund in December 2018. From December 2008 until November 2011, Mr. Sims served as the Chief Accounting Officer for us and the general partner of our Advisor. From April 2008 until November 2011, Mr. Sims also served as the Chief Accounting Officer of Hines REIT, the general partner of HALP and the Core Fund. In these roles, he was responsible for the oversight of the accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. He was also responsible for establishing the companies’ accounting policies and ensuring compliance with those policies in the U.S. and internationally. He has also previously served as a Senior Controller for Hines REIT and the general partner of its advisor from August 2003 to April 2008 and the Core Fund from July 2004 to April 2008. Prior to joining Hines, Mr. Sims was a manager in the audit practice of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a Bachelor of Business Administration degree in Accounting from Baylor University and is a Certified Public Accountant.

David L. Steinbach, Chief Investment Officer	42
Mr. Steinbach joined Hines in 1999. Mr. Steinbach has served as the Chief Investment Officer for us and the general partner of our Advisor since July 2014.  Mr. Steinbach has also served as the Chief Investment Officer for Hines Global Income Trust and the general partner of HGRIIALP since July 2014. Also, since February 2017, Mr. Steinbach has served as the Chief Investment Officer for the general partner of Hines. In these roles, he is responsible for management of the real estate acquisition program in the U.S. and internationally.  He has served as a Managing Director of the general partner of Hines since February 2011.  He has been responsible for the acquisition of over $4 billion in assets for various Hines affiliates in the U.S. and internationally.  Prior to this role he served in various roles in which he was responsible for acquisitions, asset management and property dispositions on behalf of Hines REIT, Hines Global Income Trust and the Core Fund, both in the U.S. and internationally.  He graduated from Texas A&M University with a Bachelors and Masters in Business Administration.

Name and Title	Age	Experience
Kevin L. McMeans, Asset Management Officer	54
Mr. McMeans joined Hines in 1992. Since December 2008, Mr. McMeans has served as the Asset Management Officer for us and the general partner of our Advisor. Mr. McMeans also has served as Asset Management Officer for Hines Global Income Trust and the general partner of HGRIIALP since August 2013. Since February 2015, he has served as the Senior Managing Director of Investment Management of the general partner of Hines. Prior to February 2015, he also served as a Managing Director of Investment Management of the general partner of Hines. In these roles, he is responsible for overseeing the management of the various investment properties owned by each of the funds in the U.S. and internationally. Additionally, Mr. McMeans served as the Asset Management Officer of Hines REIT and the general partner of HALP from April 2008 until the liquidation and dissolution of Hines REIT in August 2018. He also has served as the Asset Management Officer of the Core Fund from January 2005 through the liquidation and dissolution of the Core Fund in December 2018. He previously served as the Chief Financial Officer of Hines Corporate Properties, an investment venture established by Hines with a major U.S. pension fund, from 2001 through June 2004. In this role, Mr. McMeans was responsible for negotiating and closing debt financings, underwriting and evaluating new investments, negotiating and closing sale transactions and overseeing the administrative and financial reporting requirements of the venture and its investors. Before joining Hines, Mr. McMeans spent four and a half years at Deloitte & Touche LLP in the audit department. He graduated from Texas A&M University with a B.S. in Computer Science.

J. Shea Morgenroth, Chief Accounting Officer and Treasurer	43
Mr. Morgenroth joined Hines in October 2003. Since November 2011, Mr. Morgenroth has served as the Chief Accounting Officer and Treasurer for us and the general partner of our Advisor. Mr. Morgenroth has also served as Chief Accounting Officer and Treasurer for Hines Global Income Trust and the general partner of HGRIIALP since August 2013. In these roles, Mr. Morgenroth is responsible for the oversight of the treasury, accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. Mr. Morgenroth has also served as Chief Accounting Officer and Treasurer of Hines REIT and the general partner of HALP from November 2011 through the liquidation and dissolution of Hines REIT in August 2018. Prior to his appointment, Mr. Morgenroth served as a Senior Controller for us and the general partner of our Advisor from December 2008 until November 2011 and for Hines REIT and the general partner of HALP from January 2008 until November 2011 and as a Controller for Hines REIT and HALP from October 2003 to January 2008. In these roles, he was responsible for the management of the accounting, financial reporting and SEC reporting functions. Prior to joining Hines, Mr. Morgenroth was a manager in the audit practice of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a Bachelor of Business Administration degree in Accounting from Texas A&M University and is a Certified Public Accountant.

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

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which is applicable to our directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions, whether acting in their capacities as our officers or in their capacities as officers of our Advisor or its general partner. The Code of Business Conduct and Ethics covers topics including conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations. Our Code of Business Conduct and Ethics is available, free of charge, on the Corporate Governance section of our website, www.hinessecurities.com/past-offerings/hines-global-reit/corporate-governance/. You may also obtain a copy of this code by writing to: Hines Global REIT Investor Relations, 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Waivers from our Code of Business Conduct and Ethics are discouraged, but any waivers from the Code of Business Conduct and Ethics that relate to any executive officer or director must be approved by our Nominating and Corporate Governance Committee and will be posted on our website at www.hinessecurities.com/past-offerings/hines-global-reit/corporate-governance/ within four business days of any such waiver.

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

Based solely on our review of the copies of such forms received by us or written representations from certain reporting persons, we believe that in 2018 our directors and executive officers complied with all filing requirements under Section 16(a).

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

The following table sets forth information regarding compensation paid to or earned by our directors during 2018.

2018 Director Compensation

Name	Fees Earned or Paid in Cash	Aggregate Stock Awards (1)(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Jack L. Farley	$87,000	$30,000	$—	$—	$—	$—	$117,000
Thomas L. Mitchell	$82,000	$30,000	$—	$—	$—	$—	$112,000
John S. Moody	$78,500	$30,000	$—	$—	$—	$—	$108,500
Peter Shaper	$82,000	$30,000	$—	$—	$—	$—	$112,000
Jeffery C. Hines, Colin P. Shepherd, Charles M. Baughn, and Sherri W. Shugart (3)	$—	$—	$—	$—	$—	$—	$—

(1)
Each of Messrs. Farley, Mitchell, Moody and Shaper received 3,318.584 restricted common shares upon his re-election to our board of directors following our 2018 annual meeting. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.

(2)
The value of common stock awards was calculated based on the estimated net asset value, or NAV of $9.04 per share as of December 31, 2017 which was the estimated NAV per share most recently determined by our board of directors prior to the July 17, 2018 grant date of the awards.

(3)
Messrs. Hines, Shepherd and Baughn, and Ms. Schugart, who are employees of Hines, receive no compensation for serving as members of our board of directors. Mr. Shepherd resigned as a director and our board of directors elected Ms. Shugart to replace Mr. Shepherd, effective December 31, 2018.

We paid our independent directors an annual fee of $50,000, and a fee of $2,000 for each meeting of the board (or any committee thereof) attended in person for the year ended December 31, 2018. We paid each of our independent directors a fee of $750 for each board or committee meeting attended via teleconference, regardless of its length. In the event that a committee meeting was held on the same day as a meeting of our board of directors, each independent director received $1,500 for each committee meeting attended in person on such day.

We paid the following annual retainers to the Chairpersons of our board committees for 2018:

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

Each independent director elected on to the board (whether through a stockholder meeting or by directors to fill a vacancy on the board) will be granted $30,000 in restricted shares. These restricted shares will fully vest on the earlier to occur of: (i) the first anniversary of the applicable grant date, subject to the independent director serving continuously as an independent director through and until the first anniversary of the applicable grant date; (ii) the termination of service as an independent director due to the independent director’s death or disability; or (iii) a change in control of the Company, subject to the independent director serving continuously through and until the date of the change in control of the Company.

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

Compensation Committee Interlocks and Insider Participation

During 2018, our Compensation Committee consisted of Messrs. Farley, Mitchell, Moody and Shaper, our four independent directors. None of our executive officers served as a director or member of the compensation committee of an entity whose executive officers included a member of our board of directors or Compensation Committee.

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

		Common Shares Beneficially Owned		(2)
Name of Beneficial Owner (1)	Position	Number of Common Shares	Percentage of Class
Jeffrey C. Hines	Chairman of the Board of Directors	1,111	* (3) (4)
Charles M. Baughn	Director	9,031	*
Jack L. Farley	Independent Director	12,410	*
Thomas L. Mitchell	Independent Director	11,399	*
John S. Moody	Independent Director	11,399	*
Peter Shaper	Independent Director	11,399	*
Sherri W. Schugart	President and Chief Executive Officer	2,222	*
Ryan T. Sims	Chief Financial Officer and Secretary	834	*
David L. Steinbach	Chief Investment Officer	—	—
Kevin L. McMeans	Asset Management Officer	1,667	*
J. Shea Morgenroth	Chief Accounting Officer and Treasurer	1,667	*
All directors and executive officers as a group		63,139	*

*    Amount represents less than 1%

(1)	The address of each person listed is c/o Hines Global REIT, Inc., 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6618.

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

Our executive officers have control and primary responsibility for the management decisions of our Advisor, including the selection of investment properties to be recommended to our board of directors, the negotiations for these investments, and the property management and leasing of properties we acquire directly. The Advisory Agreement was renewed as of December 13, 2018 and has a term ending December 31, 2019 that may be renewed for an unlimited number of successive periods (up to one year at a time) upon the mutual consent of the parties. Renewals of the agreement must be approved by the Conflicts Committee. The Advisory Agreement may be terminated:

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

The following summarizes fees our Advisor earned under the Advisory Agreement during 2018:

•
Under the Advisory Agreement, we pay our Advisor a monthly asset management fee equal to 0.125% of the net equity capital we have invested in real estate investments at the end of each month. The Advisor earned $34.3 million in asset management fees during the year ended December 31, 2018.

•
Under the Advisory Agreement, we pay our Advisor a disposition fee equal to 1.0% of (i) the sales price of any real estate investments sold, held directly by us, or (ii) when we hold investments indirectly through another entity, our pro rata share of the sales price of the real estate investment sold by that entity. The Advisor earned $16.2 million in disposition fees during the year ended December 31, 2018 related to the sale of 20 of our properties.

•
Likewise, under the Advisory Agreement, we may reimburse our Advisor and its affiliates for certain expenses they incur in connection with administrative and operating services they provide to us. Under our charter, we may not make reimbursements for administrative and operating expenses during any four consecutive fiscal quarters in excess of the greater of (i) 2.0% of our average invested assets or (ii) 25.0% of our net income. If our reimbursements to our Advisor for administrative and operating expenses exceed this limit, our Advisor will be required to disclose such fact to stockholders and may be required to refund such excess. In 2018, these limits were not exceeded. In 2018, our Advisor incurred $7.9 million in expenses, such as general and administrative expenses, on our behalf, which were reimbursed by the Company. See “Hines - Property Management Agreements” below for additional information concerning expense reimbursements to Hines.

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

During the year ended December 31, 2018, Hines earned the following amounts pursuant to property management agreements under which Hines manages some of our properties:

•	$6.0 million in property management fees;

•	$2.4 million in leasing commissions;

•	$2.4 million in development/construction management fees; and

•
$9.4 million, for all costs Hines incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreements.

WaterWall Place

In December 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines One WaterWall Holdings LP (the “WaterWall Place JV”), a Delaware limited partnership, for the purpose of developing a residential/living project in Houston, Texas. An affiliate of Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the limited partner. Hines owns a 7% interest in the joint venture and we own the remaining 93% interest through our subsidiary. In addition, subject to certain return thresholds being achieved, the WaterWall Place JV agreement provides that Hines may receive certain incentive distributions in the event the residential/living project is liquidated. An affiliate of Hines received total distributions of $11.6 million from the WaterWall JV in September 2018, which included a return of capital, preferred return distributions, and incentive distributions based on the return thresholds set forth in the WaterWall agreement having been achieved.  These distributions represented 27% of the total distributions from the WaterWall JV from the sale of the property.

Ownership Interests

The Operating Partnership

We are the sole general partner of the Operating Partnership and owned a 99.99% interest in the Operating Partnership at December 31, 2018. Hines Global REIT Associates Limited Partnership, an affiliate of Jeffrey C. Hines, owned a 0.01% interest in the Operating Partnership at December 31, 2018. An affiliate of Jeffrey C. Hines also owns 1,111.111 shares of our common stock.

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

Item 14.  Principal Accounting Fees and Services

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively “Deloitte & Touche”) serve as our principal accounting firm. Deloitte & Touche audited our financial statements for the years ended December 31, 2018 and 2017. Deloitte & Touche reports directly to our Audit Committee.

Fees

Deloitte & Touche’s aggregate fees billed to us for the fiscal years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Audit Fees:	$1,125,000	$1,320,500
Audit-Related Fees (1):	—	—
Tax Fees:	—	—
All Other Fees:	—	—
Total Fees:	$1,125,000	$1,320,500

(1) These fees primarily relate to internal control attestation consultations, accounting consultations and other attestation services.

Pre-approval Policies and Procedures

Our Audit Committee has adopted a pre-approval policy requiring the Audit Committee to pre-approve all audit and permissible non-audit services to be performed by Deloitte & Touche. In determining whether or not to pre-approve services, the Audit Committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC, and, if permissible, the potential effect of such services on the independence of Deloitte & Touche. All services performed for us in 2018 were pre-approved or ratified by our Audit Committee.

 PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global REIT, Inc.
Consolidated Financial Statements — as of December 31, 2018 and 2017 and for the Years Ended December 31, 2018, 2017 and 2016

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is set forth beginning on page 113 hereof.

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 114 hereof.

Schedule IV —Mortgage Loans on Real Estate is set forth beginning on page 116 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 118 for a list of all exhibits filed as a part of this report.

Hines Global REIT, Inc.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions (a)	Balance at the End of the Period
	(amounts in thousands)
Allowance for Doubtful Accounts as of December 31, 2018	$3,794	$2,513	$(485)	$5,822
Deferred Tax Asset Valuation Allowance as of December 31, 2018	$1,389	$1,020	$(2,290)	$119
Allowance for Doubtful Accounts as of December 31, 2017	$2,508	$1,542	$(256)	$3,794
Deferred Tax Asset Valuation Allowance as of December 31, 2017	$98	$8,809	$(7,518)	$1,389
Allowance for Doubtful Accounts as of December 31, 2016	$1,666	$1,091	$(249)	$2,508

(a)	Write-offs of accounts receivable previously reserved.

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2018

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2018
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)	Date of Construction	Date Acquired

FM Logistic	Moscow, Russia	—	5,320	51,588	56,908	(33,977)	2,133	20,798	22,931	(4,020)	1998 - 2004	April - 11
Gogolevsky 11	Moscow, Russia	—	—	85,126	85,126	(49,343)	—	35,783	35,783	(7,469)	1996	August - 11
Campus at Marlborough	Marlborough, Massachusetts	—	23,790	54,230	78,020	(16,855)	20,189	40,976	61,165	(208)	1999	October - 11
Minneapolis Retail Center	Minneapolis, Minnesota	65,500	30,792	78,711	109,503	22,265	30,792	100,976	131,768	(13,797)	1974	August - 12 & December - 12
550 Terry Francois	San Francisco, California	—	41,270	109,760	151,030	176	41,270	109,936	151,206	(17,387)	2002	August - 12
Riverside Center	Boston, Massachusetts	—	45,888	125,014	170,902	912	45,888	125,926	171,814	(18,172)	2000	March - 13
New City	Warsaw, Poland	74,861	—	115,208	115,208	(15,502)	—	99,706	99,706	(14,364)	2010	March - 13
Perspective Defense	Paris, France	80,108	29,039	109,704	138,743	(14,466)	25,348	98,929	124,277	(13,653)	2007	June - 13
The Markets at Town Center	Jacksonville, Florida	—	52,130	76,067	128,197	144	52,130	76,211	128,341	(10,355)	2009	July - 13
The Avenue at Murfreesboro	Nashville, Tennessee	—	54,940	71,990	126,930	1,212	54,940	73,202	128,142	(9,753)	2007	August - 13
55 M Street	Washington, D.C.	—	24,810	85,277	110,087	827	24,810	86,104	110,914	(10,952)	2009	December - 13
The Rim	San Antonio, Texas	—	102,170	150,321	252,491	5,138	102,017	155,612	257,629	(16,054)	2006-2014	February - 14, April - 15, December - 15, & December - 16
25 Cabot Square	London, England	157,583	—	165,121	165,121	58,213	—	223,334	223,334	(15,383)	1991	March - 14
The Summit	Bellevue, Washington	—	68,090	217,974	286,064	9,540	68,090	227,514	295,604	(21,092)	2002, 2005	March - 15
		$378,052	$478,239	$1,496,091	$1,974,330	$(31,716)	$467,607	$1,475,007	$1,942,614	$(172,659)

(a)	Assets consist of quality office properties, retail properties, and industrial/distribution facilities.

(b)	Components of initial cost for properties acquired using a foreign currency were converted using the currency exchange rate as of the date of acquisition.

(c)	Includes the effect of changes in the exchange rate between the date of acquisition and December 31, 2018 for properties that are denominated in a foreign currency.

(d)	The aggregate cost for federal income tax purposes is $2.0 billion as of December 31, 2018.

(e)
Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings.

The changes in total real estate assets for the years ended December 31, (in thousands):

	2018	2017	2016
Gross real estate assets
Balance, beginning of period	$2,927,043	$3,296,583	$3,468,188
Additions during the period:
Acquisitions	—	—	34,396
Other additions	78,364	58,628	20,154
Disposals of fully-depreciated assets	(480)	(215)	(132)
Costs of real estate sold	(955,059)	(539,324)	(135,519)
Impairment losses	(38,032)	(10,731)	—
Effect of changes in foreign currency exchange rates	(69,222)	122,102	(90,504)
Balance, end of period	$1,942,614	$2,927,043	$3,296,583
Accumulated Depreciation
Balance, beginning of period	$(237,767)	$(246,940)	$(200,311)
Depreciation	(51,242)	(63,056)	(69,805)
Effect of changes in foreign currency exchange rates	8,029	(10,363)	8,562
Disposals of fully-depreciated assets	480	215	132
Impairment losses	18,852	3,607	—
Retirement or sales of assets	88,989	78,770	14,482
Balance, end of period	$(172,659)	$(237,767)	$(246,940)

Schedule IV — Mortgage Loans on Real Estate
December 31, 2018
(amounts in thousands)

Changes in mortgage loans on real estate are summarized below (in thousands):

	2018	2017	2016
Balance at beginning of period	$—	$15,224	$55,408
Additions during period:
New loans	—	—	—
Additional advances on existing loans	—	2,296	6,073
Interest income added to principal	—	—	694
Deductions during period:
Collection of principal	—	(7,178)	(46,951)
Sale of loan	—	(10,342)	—
Balance at close of period	$—	$—	$15,224

Item 16. Form 10-K Summary

The Company has elected not to include a summary.

* * * * * *

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Plan of Liquidation and Dissolution (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, on May 10, 2018 and incorporated by reference herein)
3.1
Articles of Amendment and Restatement of Hines Global REIT, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, SEC File No. 333-156742 (the “Registration Statement”), on August 3, 2009 and incorporated by reference herein)

3.2	Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on March 18, 2009 and incorporated by reference herein)
3.3	Amendment No. 1 to Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on September 21, 2015 and incorporated by reference herein)
3.4	Amendment No. 2 to Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on September 7, 2017 and incorporated by reference herein)
10.1	Form of Restricted Share Award Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-K on March 30, 2018 and incorporated by reference herein)
10.2
Notarial Deed and Preliminary Sale and Purchase Agreement Relating to Enterprises, dated as of July 25, 2018, by and among Piran Investments Sp. z o.o. Geneva sp.j., Piran Investments Sp. z o.o. Hadrian sp.j., Piran Investments Sp. z o.o. Klaudio sp.j., Piran Investments Sp. z o.o. Trajan sp.j., Piran Investments Sp. z o.o. Titus sp.j., as sellers and Gemini Poland Holdco S.à r.l., as purchaser (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed November 11, 2018 and incorporated by reference herein)

10.3*	Agreement of Sale and Purchase, effective as of October 2, 2018, by and between Hines Global REIT Campus Playa Vista LP and Hart Campus Playa Vista LLC
10.4*	Contract of Sale - 100 Brookes Street, Fortitude Valley, by and between Hines Global REIT Brookes Trust and Centuria Urban REIT
10.5*	Contract of Sale - 465 Victoria Avenue, Chatswood, by and between Hines Global REIT Victoria Trust and Centuria Urban REIT
10.6*	Contract of Sale - 818 Bourke Street, Docklands, by and between Hines Global REIT Bourke Trust and Centuria Urban REIT
10.7*	Contract of Sale - 825 Ann Street, Fortitude Valley, by and between Hines Global REIT Ann Trust and Centuria Urban REIT
10.8
Agreement of Sale and Purchase, effective as of January 18, 2019, by and between Hines Global REIT 550 Terry Francois LP and MB 550 TFB, Inc. (filed as Exhibit 10.2 on the Registrant’s Current Report on Form 8-K on January 23, 2019 and incorporated by reference herein)

21.1*	List of Subsidiaries of Hines Global REIT, Inc.
31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101*
The following materials from Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 28, 2019, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Statements of Equity, (iv) of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES GLOBAL REIT, INC. (registrant)

March 28, 2019	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2019.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 28, 2019
Jeffrey C. Hines

/s/ Sherri W. Schugart	President, Chief Executive Officer and Director	March 28, 2019
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 28, 2019
Ryan T. Sims	(Principal Financial Officer)

/s/ J. Shea Morgenroth	Chief Accounting Officer and Treasurer	March 28, 2019
J. Shea Morgenroth	(Principal Accounting Officer)

/s/ Charles M. Baughn	Director	March 28, 2019
Charles M. Baughn

/s/ Jack L. Farley	Director	March 28, 2019
Jack L. Farley

/s/ Thomas L. Mitchell	Director	March 28, 2019
Thomas L. Mitchell

/s/ John S. Moody	Director	March 28, 2019
John S. Moody

/s/ Peter Shaper	Director	March 28, 2019
Peter Shaper