Form 10-Q
period 2019-03-31
Hines Global REIT, Inc.
filed 2019-05-14
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

 As of May 6, 2019, approximately 264.2 million shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2019	December 31, 2018
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$1,548,432	$1,769,955
Cash and cash equivalents	68,705	244,277
Restricted cash	15,929	16,740
Tenant and other receivables, net	59,291	68,639
Intangible lease assets, net	114,329	226,593
Right-of-use asset, net	96,453	—
Deferred leasing costs, net	148,562	158,378
Deferred financing costs, net	1,328	364
Other assets	15,721	14,765
Total assets	$2,068,750	$2,499,711
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$106,932	$128,397
Due to affiliates	5,697	7,968
Intangible lease liabilities, net	52,723	55,521
Other liabilities	20,383	23,728
Distributions payable	—	14,468
Notes payable, net	770,571	676,767
Total liabilities	956,306	906,849

Commitments and contingencies (Note 10)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 264,425 and 267,073 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	264	267
Additional paid-in capital	2,393,223	2,409,529
Accumulated distributions in excess of earnings	(1,158,312)	(688,475)
Accumulated other comprehensive income (loss)	(123,256)	(128,927)
Total stockholders’ equity	1,111,919	1,592,394
Noncontrolling interests	525	468
Total equity	1,112,444	1,592,862
Total liabilities and equity	$2,068,750	$2,499,711

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2019 and 2018
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$45,856	$79,892
Other revenue	2,377	4,607
Total revenues	48,233	84,499
Expenses:
Property operating expenses	12,738	21,532
Real property taxes	6,789	10,355
Property management fees	1,148	1,767
Depreciation and amortization	13,444	33,998
Asset management fees	6,780	8,859
General and administrative expenses	2,595	2,902
Total expenses	43,494	79,413
Other income (expenses):
Gain (loss) on derivative instruments	(126)	351
Gain on sale of real estate investments	192,189	19
Foreign currency gains (losses)	399	(1,220)
Interest expense	(7,347)	(14,999)
Other income (expenses)	1,283	263
Income (loss) before benefit (provision) for income taxes	191,137	(10,500)
Benefit (provision) for income taxes	273	317
Net income (loss)	191,410	(10,183)
Net (income) loss attributable to noncontrolling interests	(9)	3
Net income (loss) attributable to common stockholders	$191,401	$(10,180)
Basic and diluted income (loss) per common share	$0.72	$(0.04)
Weighted average number of common shares outstanding	265,029	273,352
Net comprehensive income (loss):
Net income (loss)	$191,410	$(10,183)
Other comprehensive income (loss):
Foreign currency translation adjustment	5,675	9,655
Net comprehensive income (loss)	197,085	(528)
Net comprehensive (income) loss attributable to noncontrolling interests	(13)	(41)
Net comprehensive income (loss) attributable to common stockholders	$197,072	$(569)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2019 and 2018
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2019	267,073	$267	$2,409,529	$(688,475)	$(128,927)	$1,592,394	$468
Contribution from noncontrolling interest	—	—	—	—	—	—	97
Distributions declared	—	—	—	(661,238)	—	(661,238)	(53)
Redemption of common shares	(2,648)	(3)	(16,298)	—	—	(16,301)	—
Issuer costs	—	—	(8)	—	—	(8)	—
Net income (loss)	—	—	—	191,401	—	191,401	9
Foreign currency translation adjustment	—	—	—	—	5,671	5,671	4
Balance as of March 31, 2019	264,425	$264	$2,393,223	$(1,158,312)	$(123,256)	$1,111,919	$525

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2018	274,255	$274	$2,471,004	$(968,158)	$(128,869)	$1,374,251	$1,307
Cumulative effect of accounting changes	—	—	—	1,365	—	1,365	898
Issuance of common shares	2,512	3	22,611	—	—	22,614	—
Contribution from noncontrolling interest	—	—	—	—	—	—	70
Distributions declared	—	—	—	(44,420)	—	(44,420)	(60)
Redemption of common shares	(3,658)	(4)	(32,191)	—	—	(32,195)	—
Issuer costs	—	—	(29)	—	—	(29)	—
Net income (loss)	—	—	—	(10,180)	—	(10,180)	(3)
Foreign currency translation adjustment	—	—	—	—	9,611	9,611	44
Balance as of March 31, 2018	273,109	$273	$2,461,395	$(1,021,393)	$(119,258)	$1,321,017	$2,256

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2019 and 2018
(UNAUDITED)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$191,410	$(10,183)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	16,939	37,834
Foreign currency (gains) losses	(399)	1,220
(Gain) on the sale of real estate investments	(192,189)	(19)
(Gain) loss on derivative instruments	126	(351)
Changes in assets and liabilities:
Change in other assets	(1,072)	(3,351)
Change in tenant and other receivables	732	4,208
Change in deferred leasing costs	(3,347)	(3,869)
Change in accounts payable and accrued expenses	(7,407)	(21,780)
Change in other liabilities	(4,970)	(692)
Change in due to affiliates	(2,217)	(3,655)
Net cash used in operating activities	(2,394)	(638)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of real estate investments	455,220	—
Capital expenditures at operating properties and developments	(21,979)	(11,795)
Net cash from (used in) investing activities	433,241	(11,795)
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from noncontrolling interest	97	70
Redemption of common shares	(23,736)	(32,904)
Payments of issuer costs	(11)	(47)
Distributions paid to stockholders and noncontrolling interests	(675,758)	(310,204)
Proceeds from notes payable	169,000	109,000
Payments on notes payable	(75,553)	(29,844)
Change in security deposit liability	179	(14)
Deferred financing costs paid	(1,761)	(9)
Net cash used in financing activities	(607,543)	(263,952)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	313	1,183
Net change in cash, cash equivalents, and restricted cash	(176,383)	(275,202)
Cash, cash equivalents, and restricted cash, beginning of period	261,017	418,210
Cash, cash equivalents, and restricted cash, end of period	$84,634	$143,008

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2019 and 2018

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2018 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of March 31, 2019, the results of operations for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Hines Global REIT, Inc. (the “Company”), was formed as a Maryland corporation on December 10, 2008, under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. The Company conducts substantially all of its operations through Hines Global REIT Properties, LP (the “Operating Partnership”) and subsidiaries of the Operating Partnership. The Company operates in a manner to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The business of the Company is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement between the Company, the Advisor and the Operating Partnership (the “Advisory Agreement”).

The Company raised the equity capital for its real estate investments through two public offerings from August 5, 2009 through April 11, 2014, which included primary offering shares as well as shares issued through its distribution reinvestment plan. The Company terminated its offering of primary offering shares in April 2014, but continued to issue shares through its distribution reinvestment plan (the “DRP Offering”) from April 24, 2014 to August 2018. Collectively, through these public offerings, the Company received gross offering proceeds of approximately $3.1 billion from the sale of 313.3 million shares, which was invested in the Company’s real estate portfolio.

In recent years, the Company has concentrated its efforts on actively managing its assets and exploring a variety of strategic opportunities focused on enhancing the composition of its portfolio and its total return potential for its stockholders. On April 23, 2018, in connection with its review of potential strategic alternatives available to the Company, the Company’s board of directors determined that it is in the best interest of the Company and its stockholders to sell all or substantially all of the Company’s properties and assets and for the Company to liquidate and dissolve pursuant to a Plan of Liquidation and Dissolution (the “Plan of Liquidation”). The principal purpose of the Plan of Liquidation is to provide liquidity to the Company’s stockholders by selling the Company’s assets, paying its debts and distributing the net proceeds from liquidation to the Company’s stockholders.

As required by Maryland law and the Company’s charter, the Plan of Liquidation was approved by the affirmative vote of the holders of at least a majority of the shares of the Company’s common stock outstanding and entitled to vote thereon at the Company’s annual meeting of stockholders held on July 17, 2018. In accordance with Maryland law, the Plan of Liquidation provides the Company’s board of directors with the authority to modify or amend the Plan of Liquidation without further action by the Company’s stockholders to the extent permitted by then-current law and to terminate the Plan of Liquidation for any reason, provided that the board of directors may not terminate the Plan of Liquidation after Articles of Dissolution have been filed with and accepted for record by the State Department of Assessments and Taxation of Maryland. If the sale of all or substantially all of the Company’s assets is completed as expected, the Company expects to make one or more additional liquidating distributions to its stockholders during the period of the liquidation process and to make the final liquidating distribution to its stockholders on or before a date that is within 24 months after stockholder approval of the Plan of Liquidation. There can be no assurances regarding the timing or amounts of any additional liquidating distributions or that the Company will make the final distribution on or before July 17, 2020.  In addition, even if the Company sells all of its assets by July 17, 2020, it may determine not to distribute all distributable cash by that date and may establish a reserve to provide for any remaining obligations and to cover its expenses as it completes its wind down and dissolution.

Through May 14, 2019, the Company has paid aggregate return of capital distributions of $4.00 per share to its stockholders, which included $2.83 per share of liquidating distributions pursuant to the Plan of Liquidation. See “Note 5 — Distributions” for additional information regarding these distributions.

Because the Plan of Liquidation follows the Company’s initial business plan and given the Company’s board of directors has the authority to modify, amend, or terminate the Plan of Liquidation without further action by the Company’s stockholders, these financial statements have not been prepared on the liquidation basis of accounting.

The Company sold interests in six properties for an aggregate sales price of $1.0 billion during 2017, 20 properties in 2018 for an aggregate sales price of $1.7 billion, and two properties in the first quarter of 2019 for an aggregate sales price of $477.8 million. As of March 31, 2019, the Company owned interests in 12 real estate investments, consisting of the following types of investments:

•	Domestic office investments (3 investments)

•	Domestic other investments (4 investments)

•	International office investments (4 investments)

•	International other investments (1 investments)

As of May 14, 2019, the Company has $699.2 million of debt scheduled to mature within a year. The Company does not have sufficient cash on hand or other legally binding commitments that can be utilized to repay such debt. In evaluating the Company’s current and projected sources of liquidity to meet the obligations of such debt, the Company has assessed its available options and has determined that its plan is to repay such obligations with proceeds from the sale of assets pursuant to the Plan of Liquidation. To the extent such proceeds are not sufficient, the Company has determined it is probable that it will either meet the covenant requirements necessary to exercise the extension options on its Revolving Credit Facility (as defined in Note 4) or that market-based alternatives to refinance the maturing debt will be available and that these actions will provide the necessary cash flows to repay the maturing debt.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Described below are certain of the Company’s significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified in the instructions for Form 10-Q. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for a complete listing of all of its significant accounting policies.

Other Assets

Other assets included the following (in thousands):

	March 31, 2019	December 31, 2018
Prepaid expenses	$1,896	$1,770
Deferred tax assets	13,486	12,654
Other	339	341
Other assets	$15,721	$14,765

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month or quarter to which they relate. As of March 31, 2019 and December 31, 2018, respectively, the Company recorded liabilities of $10.2 million and $15.5 million related to prepaid rental payments, which were included in other liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease, including rent holidays, if any. Straight-line rent receivable was $38.9 million and $44.0 million as of March 31, 2019 and December 31, 2018, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying Condensed Consolidated Balance Sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Other revenues consist primarily of parking revenue. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 which requires companies that lease assets to recognize on the balance sheet the right-of-use assets and related lease liabilities (“ASC 842”). The accounting by companies that own the assets leased by the lessee (the lessor) is largely unchanged from previous GAAP. The Company adopted ASC 842 as of January 1, 2019, and is using the modified retrospective approach. No adjustment to opening retained earnings was required.

In July 2018, the FASB issued ASU 2018-11, which allows lessors to account for lease and non-lease components by class of underlying assets, as a single lease component if certain criteria are met. Also, the new standard indicates that companies are permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption in lieu of restating prior periods in accordance with ASC 842 and provides other optional practical expedients.

Upon adoption, the Company has elected the following practical expedients:

•	The transition method in which the application date of January 1, 2019 is the beginning of the reporting period that the Company first applied the new guidance.

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

•
As an accounting policy election, a lessee may choose not to separate the non-lease components, by class of underlying assets, from the lease components and instead account for both types of components as a single component. The Company elected to apply the practical expedient for all of its leases to account for the lease and non-lease components as a single, combined operating lease component.

The Company completed its evaluation of the impact that the adoption of ASC 842 will have on the Company’s consolidated financial statements relating to its leases from both the lessee and lessor perspective. Based on the Company’s analysis, the Company identified the following changes to result from its adoption of ASC 842:

Lessor Accounting

•
The Company is entitled to receive tenant reimbursements for operating expenses for common area maintenance (“CAM”). Based on guidance in these ASUs, CAM reimbursement revenue is defined as a non-lease component, which would be accounted for in accordance with ASC 606. However, the Company elected to apply the practical expedient for all of its leases to account for the lease and non-lease components as a single, combined operating lease component.

•
Capitalization of leasing costs is limited to initial direct costs. Initial direct costs have been defined as incremental costs of a lease that would not have been incurred if the lease had not been obtained. Legal costs are no longer capitalized, but expensed as incurred. There is no change in the Company’s accounting for lease inducements and commissions.

•
The Company’s existing leases continue to be classified as operating leases, however, leases entered into or modified after January 1, 2019 may be classified as either operating or sales-type leases, based on specific classification criteria. The Company believes all of its leases will continue to be classified as operating leases, and all operating leases will continue to have a similar pattern of recognition as under current GAAP.

Lessee Accounting

•
The Company has two ground lease agreements in which the Company is the lessee for land underneath 25 Cabot Square. The Company previously recognized an amount related to these ground leases as part of the allocation of the purchase price of 25 Cabot Square, which was recorded to intangible lease assets, net. The leases have remaining terms of 198 years and 973 years. Upon adoption of ASC 842 on January 1, 2019, the Company reclassified approximately £58.3 million (approximately $74.4 million converted using an exchange rate of $1.28 per GBP on January 1, 2019) from intangible lease assets, net to right-of-use asset in the Company’s Condensed Consolidated Balance Sheets. No lease liability was recorded since the payments required under the lease are immaterial.

•
The Company has a ground lease agreement in which the Company is the lessee for land underneath New City that is currently accounted for as an operating lease. The lease currently ends in December 2089 and has fixed payments. The rental expense associated with this lease was $0.2 million and $0.2 million for the three months ended March 31, 2019, and 2018, respectively. The Company previously recognized an amount related to this ground lease as part of the allocation of the purchase price of New City, which was recorded to intangible lease assets, net. Upon adoption of ASC 842 on January 1, 2019, the Company recorded a right-of-use asset and lease liability of approximately $3.6 million in right-of-use asset, net and other liabilities, respectively, in the Company’s Condensed Consolidated Balance Sheets and reclassified an additional 65.1 million Polish zloty (“PLN”) (approximately $17.3 million converted using an exchange rate of $0.27 per PLN on January 1, 2019) from intangible lease assets, net to right-of-use asset in the Company’s Condensed Consolidated Balance Sheets.

The determination of the discount rate used in a lease should be the incremental borrowing rate of the lease contract. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a term similar to the lease.  Since the term of the New City ground lease is much longer than a typical borrowing, we derived the incremental borrowing rate of 6.4%, as the spread in a current financing quote for the property plus the applicable base rate corresponding to the longest term available in the base rate market. A reconciliation of our lease liabilities on an undiscounted cash flow basis for the ground lease at New City as of March 31, 2019, for the period from April 1, 2019 through December 31, 2019 and for each of the years ending December 31, 2020 through December 31, 2024 are as follows (in thousands):

Lease Payments
April 1, 2019 through December 31, 2019	$—
2020	232
2021	232
2022	232
2023	232
2024	232
Thereafter	15,065
Total	$16,225
Lease liabilities	$3,579
Undiscounted excess amount	$12,646

New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, "Changes to the Disclosure Requirements for Fair Value Measurement." This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. The ASU also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. The Company is currently assessing the impact the adoption of this guidance will have on its financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Buildings and improvements (1)	$1,299,932	$1,475,007
Less: accumulated depreciation	(152,680)	(172,659)
Buildings and improvements, net	1,147,252	1,302,348
Land	401,180	467,607
Investment property, net	$1,548,432	$1,769,955

(1)
Included in buildings and improvements was approximately $11.5 million of construction-in-progress related to the Company’s development at Summit III. In 2019, the Company commenced construction of Summit III, a new 374,220 square foot building at the Summit property. The office space has been fully pre-leased to a single tenant. The construction project is expected to be completed in 2020.

Recent Dispositions of Real Estate Investments

In January 2019, the Company completed the sale of 55M Street for a contract sales price of $135.3 million. The Company recognized a gain on sale of this asset of $17.4 million net of disposition fees, which was recorded in gain on sale of real estate investments on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

In February 2019, the Company completed the sale of 550 Terry Francois for a contract sales price of $342.5 million. The Company recognized a gain on sale of this asset of $175.0 million net of disposition fees, which was recorded in gain on sale of real estate investments on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

As of March 31, 2019, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases (1)	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$268,994	$22,481	$(94,783)
Less: accumulated amortization	(162,006)	(15,140)	42,060
Net	$106,988	$7,341	$(52,723)

(1)
The Company adopted ASC 842 beginning January 1, 2019 and reclassified certain assets from intangible lease assets, net to right-of-use asset, net in the Company’s Condensed Consolidated Balance Sheets. The amounts reclassified from intangible lease assets included $93.5 million in gross cost, net of $1.8 million of accumulated amortization. See “Note 2 — Summary of Significant Accounting Policies” for more information on the adoption of ASC 842.

As of December 31, 2018, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$404,662	$26,072	$(99,434)
Less: accumulated amortization	(187,581)	(16,560)	43,913
Net	$217,081	$9,512	$(55,521)

Amortization expense of in-place leases was $4.5 million and $18.3 million for the three months ended March 31, 2019 and 2018, respectively. Net amortization of out-of-market leases resulted in increases to rental revenue of $1.0 million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for the period from April 1, 2019 through December 31, 2019 and for each of the years ending December 31, 2020 through December 31, 2023 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
April 1, 2019 through December 31, 2019	$12,033	$(3,196)
2020	14,456	(4,147)
2021	12,372	(3,788)
2022	11,068	(2,955)
2023	10,292	(2,623)

Leases

The Company’s leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for variable rental revenues, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales.  Total revenue related to expense reimbursements from tenants for the three months ended March 31, 2019 was $12.2 million which is included in rental revenue on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has entered into non-cancelable lease agreements with tenants for space. As of March 31, 2019, the approximate fixed future minimum rentals for the period from April 1, 2019 through December 31, 2019, for each of the years ending December 31, 2020 through December 31, 2023 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2019 through December 31, 2019	$104,461
2020	124,866
2021	125,511
2022	117,576
2023	109,445
Thereafter	816,047
Total	$1,397,906

During the three months ended March 31, 2019 and 2018, the Company did not earn more than 10% of its total rental revenue from any individual tenant.

4. DEBT FINANCING

As of March 31, 2019 and December 31, 2018, the Company had approximately $772.0 million and $678.1 million of principal outstanding, respectively, with a weighted average years to maturity of 0.9 years and 0.9 years, respectively, and a weighted average interest rate of 3.5% and 3.4%, respectively. The following table describes the Company’s debt outstanding at March 31, 2019 and December 31, 2018 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date	Interest Rate Description	Interest Rate as of March 31, 2019	Principal Outstanding at March 31, 2019	Principal Outstanding at December 31, 2018
Secured Mortgage Debt
Minneapolis Retail Center	8/2/2012	8/10/2019	Fixed	3.50%	$65,500	$65,500
New City	3/28/2013	3/18/2021	Variable, subject to interest rate cap	2.30%	72,821	74,861
Perspective Défense	6/21/2013	7/25/2019	Variable, subject to interest rate cap	2.19%	78,519	80,108
25 Cabot Square	3/26/2014	3/26/2020	Fixed	3.50%	161,160	157,583
Other Notes Payable
JPMorgan Chase Revolving Credit Facility - Revolving Loan	4/13/2012	3/4/2020	Variable	3.99%	169,000	—
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	3/4/2020	Variable	3.94%	225,000	300,000
Total Principal Outstanding					$772,000	$678,052
Unamortized Deferred Financing Costs(1)					$(1,429)	$(1,285)
Notes Payable, net					$770,571	$676,767

(1)Includes unamortized deferred financing costs related to the secured mortgage debt and the term loan commitment of the JPMorgan Chase Revolving Credit Facility. Unamortized deferred financing costs related to the revolving loan commitment of the JPMorgan Chase Revolving Credit Facility are included in deferred financing costs, net on the Company’s Condensed Consolidated Balance Sheets.

The variable-rate debt has interest rates ranging from the LIBOR or EURIBOR screen rate plus 1.45% to 2.50% per annum. As of March 31, 2019, $136.8 million of the Company’s variable-rate debt was capped at strike rates ranging from 1.0% to 2.00%. Additionally, as of December 31, 2018, $140.0 million of our variable rate debt was capped at strike rates ranging from 1.0% to 2.00%.

JPMorgan Chase Revolving Credit Facility

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

For the period from January 2019 through March 2019, the Company made draws of approximately $169.0 million and payments of $75.0 million on the Revolving Credit Facility. From April 1, 2019 through May 14, 2019, the Company made no draws or payments under the Revolving Credit Facility, resulting in an outstanding principal balance of $394.0 million as of May 14, 2019.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents.  As of March 31, 2019, the Company was in compliance with its financial covenants.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for period April 1, 2019 through December 31, 2019, and each of the years ending December 31, 2020 through December 31, 2023 and for the period thereafter (amounts are in thousands):

	Payments due by Year
	April 1, 2019 through December 31, 2019	2020	2021	2022	2023	Thereafter
Principal payments	$145,708	$557,412	$68,880	$—	$—	$—

5.  DISTRIBUTIONS

The Company declared distributions for the months of January 2018 through December 2018 at an amount equal to $0.0541667 per share, per month ($0.65 per share on an annualized basis). Approximately $0.45 per share of these distributions were designated as a return of a portion of the stockholders’ invested capital as described further below.

From January 2018 through February 2019, the Company paid aggregate return of capital distributions (“Return of Capital Distributions”) to stockholders totaling approximately $4.00 per share, which represented a return of a portion of the stockholders’ invested capital. These Return of Capital Distributions were made up of the following:

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

•
Approximately $0.33 per share resulting from the monthly liquidating distributions declared for the months of July 2018 through December 2018 ($0.541667 per share, per month), which were designated as liquidating distributions and, as such, reduced the stockholders’ remaining investment in the Company.

•	a $2.50 per share designated liquidating distribution declared to all stockholders of record as of February 13, 2019 and paid in February 2019.

On July 17, 2018, in connection with the stockholder approval of the Plan of Liquidation, the board of directors determined to suspend the distribution reinvestment plan indefinitely effective as of August 31, 2018. As a result of the suspension of the distribution reinvestment plan, all distributions paid after August 31, 2018 were paid to stockholders in cash. Additionally, because the Company already sold a significant number of assets and its expectation is to sell all of its remaining assets in the time frame set forth under its Plan of Liquidation, the Company determined to stop paying monthly distributions for periods after December 2018. We intend to fund all future liquidating distributions with proceeds from the sale of our remaining properties in addition to any distributable cash from the operating income of our remaining properties.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for each of the quarters ended during 2019 and 2018, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders				Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Distributions Declared per Common Share	Total Declared
2019
March 31, 2019	$661,238	$—	$661,238	$2.50	$53
Total	$661,238	$—	$661,238	$2.50	$53
2018
December 31, 2018	$43,586	$—	$43,586	$0.1625	$134
September 30, 2018	36,970	7,187	44,157	0.1625	11,769	(1)
June 30, 2018	22,457	21,844	44,301	0.1625	52
March 31, 2018	22,126	22,294	44,420	0.1625	60
Total	$125,139	$51,325	$176,464	$0.65	$12,015

(1)
For the three months ended September 30, 2018, distributions declared to noncontrolling interests included a distribution totaling $11.6 million to an affiliate of Hines, who was the Company’s joint venture partner in the WaterWall joint venture, as a result of the sale of WaterWall Place.

6.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor, Hines and its affiliates for the periods indicated below and amounts unpaid as of March 31, 2019 and December 31, 2018 (in thousands):

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2019	2018	March 31, 2019	December 31, 2018
Asset Management Fee- the Advisor and affiliates of Hines	$6,780	$8,859	$2,010	$2,495
Disposition Fee- the Advisor	$4,777	$—	—	—
Other (1)	$1,488	$1,496	991	2,089
Property Management Fee- Hines	$1,055	$1,531	158	125
Development/Construction Management Fee- Hines	$572	$483	498	314
Leasing Fee- Hines	$194	$306	1,907	2,361
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	$1,887	$2,447	133	584
Due to Affiliates			$5,697	$7,968

(1)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and issuer costs.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

Summit Development Agreement

In March 2019, the Company entered into a Development Management Agreement with Hines, the Company’s sponsor, for the construction and development of an office building at the Summit in Bellevue, Washington. Hines will be paid a project administration fee equal to 2.5% of the qualified construction costs.

7.  FAIR VALUE MEASUREMENTS

Financial Instruments Fair Value Disclosures

As of March 31, 2019, the Company estimated that the fair value of its notes payable, which had a book value (excluding any unamortized discount or premium) of $772.0 million, was $773.1 million. As of December 31, 2018, the Company estimated that the fair value of its notes payable, which had a book value of $678.1 million, was $679.3 million. Management has utilized available market information, such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of March 31, 2019, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Impairment of Investment Property

Investment properties are reviewed for impairment at each reporting period if events or changes in circumstances indicate that the carrying amount may not be recoverable. No investment properties were impaired during the three months ended March 31, 2019.

For the year ended December 31, 2018, the Company determined that three of its properties (two of which were measured using executed purchase and sale agreements which are considered level 2 inputs, and one of which was measured using level 3 inputs) were impaired as a result of deteriorating market conditions. The changes in assumptions resulted in the net book value of the assets exceeding the projected undiscounted cash flows for the property. As a result, these properties were written down to fair value. The following table summarizes activity for the properties measured at fair value, on a non-recurring basis, for the year ended December 31, 2018 (in thousands).

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss
December 31, 2018	Investment property	$138,550	$—	$68,250	$70,300	$19,180

The Company’s estimated fair value of the property measured using level 3 inputs was based on comparisons of recent market activity and discounted cash flow models, which include estimates of property-specific inflows and outflows over a specific holding period.  Significant unobservable quantitative inputs used in determining the fair value of the property for the period ended December 31, 2018 include: a discount rate of 9.0%; a capitalization rate of 8.0%; stabilized occupancy rate of 90.0%; and a current market rental rate of $25.00 per square foot.  These inputs are based on the location, type and nature of each property, current and anticipated market conditions, and management’s knowledge and expertise in real estate.

8. REPORTABLE SEGMENTS

The Company’s real estate investments are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company’s investments that are not office properties in “other” based on the geographic location of the investment, due to the Company’s ownership of interests in various different types of investments that do not stand alone as their own reportable segment. The Company’s reporting segments consist of the following, based on the Company’s investments as of March 31, 2019:

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

The tables below provide additional information related to each of the Company’s segments, geographic location and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts are in thousands, except for percentages):

	Three Months Ended March 31,
	2019	2018
Total Revenue
Domestic office investments	$16,841	$32,662
Domestic other investments	18,660	20,104
International office investments	11,991	21,509
International other investments	741	10,224
Total Revenue	$48,233	$84,499

For the three months ended March 31, 2019 and 2018 the Company’s total revenue was attributable to the following countries:

	Three Months Ended March 31,
	2019	2018
Total Revenue
United States	73%	63%
United Kingdom	14%	10%
Poland	5%	7%
Russia	5%	3%
France	3%	2%
Australia	—%	9%
Germany	—%	6%

For the three months ended March 31, 2019 and 2018, the Company’s property revenues in excess of expenses by segment was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Property revenues in excess of expenses (1)
Domestic office investments	$10,166	$20,902
Domestic other investments	11,393	11,439
International office investments	5,599	11,232
International other investments	400	7,272
Property revenues in excess of expenses	$27,558	$50,845

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of March 31, 2019 and December 31, 2018, the Company’s total assets by segment was as follows (in thousands):

	March 31, 2019	December 31, 2018
Total Assets
Domestic office investments	$644,019	$913,982
Domestic other investments	707,395	715,919
International office investments	658,058	640,319
International other investments	33,692	33,905
Corporate-level accounts	25,586	195,586
Total Assets	$2,068,750	$2,499,711

As of March 31, 2019 and December 31, 2018, the Company’s total assets were attributable to the following countries:

	March 31, 2019	December 31, 2018
Total Assets
United States	67%	73%
United Kingdom	18%	14%
Poland	6%	5%
France	6%	5%
Russia	3%	2%
Australia	—%	1%

For the three months ended March 31, 2019 and 2018, the reconciliation of the Company’s total property revenues in excess of expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Reconciliation to property revenues in excess of expenses
Net income (loss)	$191,410	$(10,183)
Depreciation and amortization	13,444	33,998
Asset management fees	6,780	8,859
General and administrative expenses	2,595	2,902
(Gain) loss on derivatives	126	(351)
(Gain) loss on sale of real estate investments	(192,189)	(19)
Foreign currency (gains) losses	(399)	1,220
Interest expense	7,347	14,999
Other (income) expenses	(1,283)	(263)
(Benefit) provision for income taxes	(273)	(317)
Total property revenues in excess of expenses	$27,558	$50,845

9. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$5,717	$13,705
Cash paid for taxes	$794	$5,923
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$—	$14,795
Distributions reinvested	$—	$22,612
Shares tendered for redemption	$705	$10,986
Accrued capital additions	$7,182	$13,881

10. COMMITMENTS AND CONTINGENCIES

In May 2018, Puget Sound Energy renewed its lease for its space in The Summit located in Bellevue, Washington. In connection with this lease, the Company committed to fund $9.7 million of tenant inducements, to be paid in future periods. As of March 31, 2019, $6.2 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet.

In September 2018, WeWork signed a lease for space in The Summit located in Bellevue, Washington. In connection with this lease, the Company committed to fund $14.0 million of tenant inducements, to be paid in future periods. As of March 31, 2019, $11.0 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet.

In December 2018, Amazon signed a lease for space in the new building that is being constructed at The Summit property, which is located in Bellevue, Washington. In connection with this lease, the Company committed to fund $40.7 million of tenant inducements, to be paid in future periods. As of March 31, 2019, $40.7 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet. See “Note 3 — Investment Property” for more information on the building construction project.

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

*****

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The forward-looking statements included in this Quarterly Report on Form 10-Q are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, the availability of future financing and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying forward-looking statements could prove to be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, pay additional liquidating distributions to our shareholders and maintain the value of any real estate investments and real estate-related investments in which we may hold an interest, may be significantly hindered.

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

—	Whether we will be able to complete the sale of all or substantially all of our assets as expected;

—
Unanticipated difficulties, expenditures or delays relating to our implementation of our Plan of Liquidation and Dissolution (the “Plan of Liquidation”), which may reduce or delay our payment of additional liquidating distributions to our stockholders;

—	Risks associated with the potential response of tenants, business partners and competitors to our adoption and implementation of the Plan of Liquidation;

—	Risks associated with legal proceedings that may be instituted against us and others related to the Plan of Liquidation;

—	Competition for tenants, including competition with affiliates of Hines Interests Limited Partnership (“Hines”);

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

—	The amount and timing of additional liquidating distributions we may pay is uncertain and cannot be assured;

—	Risks associated with debt and our ability to secure financing;

—
Risks associated with adverse changes in general economic or local market conditions, including terrorist attacks and other acts of violence, which may affect the markets in which we and our tenants operate;

—	Catastrophic events, such as hurricanes, earthquakes, tornadoes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

—	The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to fund our operating expenses and other capital expenditures;

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

—	The lack of liquidity associated with our assets;

—	Our ability to continue to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

—
Risks related to the United Kingdom's pending exit from the European Union (“Brexit”), including, but not limited to the decline of revenue derived from, and the market value of, our properties located in the United Kingdom and continental Europe; and

—
Our ability to refinance or sell our properties located in the United Kingdom and continental Europe may be impacted by the economic and political uncertainty following the approval of “Brexit” by a majority of votes in the United Kingdom in June 2016 and the subsequent notice of departure sent by the United Kingdom to the European Union in March 2017, commencing the two-year period of negotiations to determine the terms of the United Kingdom’s relationship with the European Union after the exit, including, among other things, the terms of trade between the United Kingdom and the European Union. Without further agreement, the United Kingdom will formally leave the European Union on May 22, 2019.

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) was incorporated under the Maryland General Corporation Law on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global raised the equity capital for its real estate investments through two public offerings from August 2009 through April 2014, and through its distribution reinvestment plan (the “DRP Offering”) from April through August 2018. Collectively, through its public offerings, Hines Global raised gross offering proceeds of approximately $3.1 billion, including the DRP Offering, all of which was invested in the Company’s real estate portfolio.

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

In April 2018, our board of directors estimated that, in addition to regular operating distributions paid to our stockholders, if we are able to successfully implement the Plan of Liquidation, then after the sale of all or substantially all of the our assets and the payment of all of the our outstanding liabilities, we will have made total Return of Capital Distributions to our stockholders of approximately $10.00 to $11.00 per share of the our common stock, consisting of three components: (i) the $1.05 per share Special Distribution paid to stockholders in January 2018 (the “Special Distribution”); (ii) the $0.12 per share of return of invested capital distributions paid to stockholders for the six months ended June 30, 2018 (the “Return of Invested Capital Distributions”); and (iii) the range of liquidating distributions to be made pursuant to the Plan of Liquidation of $8.83 to $9.83 per share, estimated by our board of directors in April 2018, and we have made liquidating distributions of approximately $2.83 per share to date.

From January 2018 through February 2019, we paid Return of Capital Distributions totaling approximately $4.00 per share, consisting of the $1.05 per share Special Distribution, the $0.12 per share Return of Invested Capital Distributions, $0.33 per share monthly liquidating distributions paid between August 2018 and January 2019, and the $2.50 per share liquidating distribution paid in February 2019. We expect to make the final liquidating distribution on or before a date that is within 24 months after stockholder approval of the Plan of Liquidation. However, there can be no assurances regarding the timing or amounts of any further liquidating distributions or that we will make the final distribution on or before July 17, 2020. In addition, even if we sell all of our assets by July 17, 2020, we may determine not to distribute all distributable cash by that date and may establish a reserve to provide for any remaining obligations and to cover our expenses as we complete our wind down and dissolution.

At the peak of our acquisition phase, we owned interests in 45 properties. We sold interests in six properties for an aggregate sales price of $1.0 billion during 2017, 20 properties for an aggregate sales price of $1.7 billion during 2018 and two additional properties in the first quarter of 2019 for an aggregate sales price of $477.8 million. As of March 31, 2019, we owned 12 properties in our portfolio that include the following investments:

•	Domestic office investments (3 investments)

•	Domestic other investments (4 investments)

•	International office investments (4 investments)

•	International other investments (1 investments)

Our portfolio is comprised of approximately 68% domestic and 32% international investments and our current investment types encompass approximately 60% office, 39% retail, and 1% industrial based on the estimated values of our investments as of March 31, 2019, which were based on the appraised values of our real estate investments as of December 31, 2018.

The following table provides additional information regarding each of the properties in which we owned an interest as of March 31, 2019.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (1)	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
Domestic Office Investments
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	531,916	71%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	92%
The Summit (3)	Bellevue, Washington	Office	3/2015; $316.5	5.6%	539,576	95%
Total for Domestic Office Investments					1,581,194	86%

Domestic Other Investments
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	397,835	98%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,557	70%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	768,381	89%
The Rim	San Antonio, Texas	Retail	2/2014, 4/2015, 12/2015 & 12/2016: $285.9	5.9%	1,044,443	91%
Total for Domestic Other Investments					2,528,216	89%

International Office Investments
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	94,239	94%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,591	88%
Perspective Défense	Paris, France	Office	6/2013; $165.8	8.5%	289,657	47%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	479,437	76%
Total for International Office Properties					1,347,924	75%

International Other Investments
FM Logistic	Moscow, Russia	Industrial	4/2011; $70.8	11.2%	748,578	100%
Total for International Other Investments					748,578	100%
Total for All Investments					6,205,912	87%

(1)	For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

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

(3)
The Summit consists of two Class A office towers (Summit I and Summit II). In 2019, we commenced construction of Summit III, a new office building on the property, which will have approximately 374,220 square feet of additional office space, which has been 100% pre-leased to a single tenant.

Net Asset Value

On February 14, 2019, our board of directors determined a net asset value (“NAV”) per share of our common stock of $6.17 as of that date. This new per share NAV is lower than the previously determined estimated per share NAV of $9.04 as of December 31, 2017, primarily as a result of the return of invested capital distributions and liquidating distributions declared by the Company in 2018 and 2019, which aggregated to approximately $2.95 per share. The aggregate value of our real estate property investments as of February 14, 2019 was $2.4 billion. Additionally, we have sold 22 properties since December 31, 2017, with an aggregate sales price of $2.2 billion. Including the effect of the sold properties, the aggregate value of our real estate property investments increased 1.6% when compared to the previously determined value of our assets as of December 31, 2017. This 1.6% net increase resulted from a 4.0% appreciation in the aggregate values of our real estate property investments as offset by a 2.4% decrease resulting from the weakening of the Euro, British pound sterling, and Australian dollar against the U.S. dollar. See our Current Report on Form 8-K filed with the SEC on February 14, 2019 for more information on the methodologies used to determine, and the limitations of, our NAV per share.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during 2019.

Financial Condition, Liquidity and Capital Resources

Historically, our most significant demands for funds were related to the purchase of real estate properties and other real estate-related investments. Specifically, we funded $5.1 billion of real estate investments using $3.1 billion of proceeds from our public offerings, including the DRP offerings, and debt proceeds. We invested all of the proceeds raised through our public offerings by the end of 2015. As a result, any real estate investments we made since that time were funded using proceeds from the dispositions of other real estate investments, debt proceeds, or our distribution reinvestment plan. Our significant demands for funds now include the payment of operating expenses, and debt service. Generally, we expect to meet these operating cash needs using cash flows from operating activities.

Additionally, as described previously, we commenced the Plan of Liquidation in 2018 and sold many of our properties and distributed proceeds from the sale of our properties to our stockholders in the form of liquidating distributions. We received proceeds from the sale of 28 properties from 2017 through early 2019, which were used to make Return of Capital Distributions totaling $1.1 billion from January 2018 through early 2019 (approximately $4.00 per share).

Because we have already sold a significant number of assets and our expectation is to sell the remaining assets in the time frame anticipated under the Plan of Liquidation, we determined to stop paying monthly distributions after December 2018. We intend to fund all future liquidating distributions with proceeds from the sale of our remaining properties in addition to any distributable cash from the operating income of our remaining properties.

We believe that the proper use of leverage can enhance returns on real estate investments. As of March 31, 2019, our portfolio was 31% leveraged, based on the values of our real estate investments. At that time, we had $772.0 million of principal outstanding under our various loan agreements with a weighted average interest rate of 3.5%, including the effects of related interest rate caps. As of May 14, 2019, approximately $699.2 million of our loans are maturing within a year. We intend to repay loans using proceeds from the sale of our real estate investments, but may refinance them or use proceeds from our revolving credit facility with JPMorgan Chase Bank, N.A., or other available cash if we are unable to refinance them at satisfactory terms.

The discussions below provide additional details regarding our operating, investing, and financing cash flows.

Cash Flows from Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which are used to pay direct leasing costs, property-level operating expenses and interest payments. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we pay general and administrative expenses and asset management fees, which also reduce our operating cash flows.

Net cash provided by operating activities decreased by $1.8 million for the three months ended March 31, 2019, as compared to the same period in the prior year, primarily due to our dispositions of 20 properties in 2018 and 2 properties in 2019.

Cash Flows from Investing Activities

Net cash from investing activities primarily relates to proceeds received from the sales of our real estate investments and capital expenditures at our properties. Net cash from investing activities increased $445.0 million for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to property sales. The primary factors that contributed to the change between the two periods are summarized below.

2019

•
We received proceeds of $455.2 million from the sale of two properties during the three months ended March 31, 2019. See “Note 3 — Investment Property” for additional information regarding the sale of the properties.

•	We paid $22.0 million in capital expenditures at our operating properties.

2018

•	We paid $11.8 million in capital expenditures at our operating properties.

Cash Flows from Financing Activities

Redemptions

In December 2018, the Board determined to suspend our share redemption program, effective February 2, 2019, except for the redemption requests related to the death or disability of the stockholder. During the three months ended March 31, 2019 and 2018, respectively, we redeemed $23.7 million and $32.9 million in shares of our common stock through our share redemption program.

Distributions

As described previously, we declared distributions of approximately $0.65 per share, per year (approximately $0.0541667 per share, per month) for the year ended December 31, 2018. Approximately $0.45 per share of these distributions were designated as a return of a portion of the stockholders’ invested capital as further described below.

From January 2018 through February 2019, we paid aggregate Return of Capital Distributions to stockholders totaling approximately $4.00 per share, which represent a return of a portion of the stockholders’ invested capital. These Return of Capital Distributions reduced the stockholders’ remaining investment in the Company and were made up of the following:

•
a $1.05 per share Special Distribution declared to all stockholders of record as of December 30, 2017 and paid in January 2018. The Special Distribution was funded with a portion of the net proceeds received from the strategic sale of six assets during 2017.

•
$0.12 per share of Return of Invested Capital Distributions declared for the months of January 2018 through June 2018, (approximately $0.02 per share, per month), which were designated by our board of directors as a return of a portion of the stockholders’ invested capital.

•
Approximately $0.33 per share of monthly liquidating distributions declared for the months of July 2018 through December 2018 ($0.0541667 per share, per month), which were designated as liquidating distributions.

•	a $2.50 per share (approximately $661.2 million as shown in the table below) liquidating distribution declared to all stockholders of record as of February 13, 2019 and paid in February 2019.

Distributions paid to stockholders (including those reinvested in stock) during the three months ended March 31, 2019 and 2018 were $675.7 million and $332.7 million, respectively.

The table below contains additional information regarding distributions declared to our stockholders and noncontrolling interest holders as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders				Noncontrolling Interests		Distributions funded from Cash Flows From Operating Activities (3)
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	(1)	Total Declared
2019
March 31, 2019	$661,238	$—	$661,238		$53		$—	—%
Total	$661,238	$—	$661,238		$53		$—	—%

2018
December 31, 2018	$43,586	$—	$43,586		$134		$—	—%
September 30, 2018	36,970	7,187	44,157		11,769	(2)	—	—%
June 30, 2018	22,457	21,844	44,301		52		—	—%
March 31, 2018	22,126	22,294	44,420		60		—	—%
Total	$125,139	$51,325	$176,464		$12,015		$—	—%

(1)	Includes Return of Capital Distributions as described above.

(2)
For the three months ended September 30, 2018, distributions declared to noncontrolling interests included a distribution totaling $11.6 million to an affiliate of Hines, who was the Company’s joint venture partner in the WaterWall joint venture, as a result of the sale of WaterWall Place.

(3)
In prior periods, our cash flows from operations were insufficient to fund distributions to stockholders. We funded the remaining distributions from proceeds from the sales of our real estate investments in the then-current and prior periods, and/or cash flows from financing activities. Starting with the three months ended September 30, 2018, all distributions have been Return of Capital Distributions.

Debt Financings

We have utilized permanent mortgage financing to leverage returns on our real estate investments and have used borrowings under our Revolving Credit Facility to provide funding for near-term working capital needs. As mentioned previously, our portfolio was 31% leveraged as of March 31, 2019 (based on the values of our real estate investments) with a weighted average interest rate of 3.5%.

Below is additional information regarding our loan activities for the three months ended March 31, 2019 and 2018. See “Note 4 — Debt Financing” for additional information regarding our outstanding debt:

2019

•	We borrowed approximately $169.0 million and made payments of $75.0 million under our Revolving Credit Facility.

•	We made payments of $1.8 million related to deferred financing costs due to the refinancing of the Revolving Credit Facility in March 2019.

2018

•	We borrowed approximately $109.0 million under our Revolving Credit Facility.

•	We made a payment of $28.3 million to pay in full the mortgage loan for 100 Brookes in January 2018.

Results of Operations

Same-store Analysis

The following table presents the property-level revenues in excess of expenses for the three months ended March 31, 2019, as compared to the same period in 2018, by reportable segment. Same-store properties for the three months ended March 31, 2019 include 12 properties that were 87% and 92% leased as of March 31, 2019 and March 31, 2018, respectively (amounts in thousands, except for percentages):

	Three Months Ended March 31,		Change
	2019	2018	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$8,641	$9,577	$(936)	(10)%
Domestic other investments	11,415	10,592	823	8%
International office investments	5,857	4,098	1,759	43%
International other investments	647	740	(93)	(13)%
Total same-store properties	26,560	25,007	1,553	6%
Disposed properties	998	25,838	(24,840)	(96)%
Total property revenues in excess of expenses	$27,558	$50,845	$(23,287)	(46)%

Other
Depreciation and amortization	$13,444	$33,998	$(20,554)	(60)%
Gain on sale of real estate investments	$192,189	$19	$192,170	N/A *
Interest expense	$7,347	$14,999	$(7,652)	(51)%
Income tax provision (benefit)	$(273)	$(317)	$44	(14)%

* Not a meaningful percentage

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

In total, property revenues in excess of expenses of our same-store properties increased by 6% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

Domestic office investments:

◦
Revenues in excess of expenses of Summit decreased $0.6 million primarily due to tenant incentives being amortized against rents for a new major tenant lease and an existing major tenant lease renewal in 2018.

◦	Revenues in excess of expenses of Marlborough Holdings decreased $0.3 million primarily due to decreased occupancy. Marlborough was 71% leased at March 31, 2019 compared to 78% at March 31, 2018.

Domestic other investments:

◦
Revenues in excess of expenses of the Markets at Town Center increased $1.2 million primarily due to a bad debt reserve of straight-line rent of the anchor tenant, who has filed for bankruptcy protection during the three months ended March 31, 2018.  We received notice in March 2018 of the tenant’s intention to vacate the property in May 2018.

◦
The increase was partially offset by a $0.3 million decrease in revenues in excess of expenses of the Rim, primarily related to an increase of property taxes during the three months ended March 31, 2019.

International office investments:

◦
Revenues in excess of expenses of 25 Cabot Square increased $1.8 million primarily due to increased occupancy. Cabot was 76% leased at March 31, 2019, compared to 59% at March 31, 2018, due to a new tenant signing a lease in October 2018.

Other changes

The decrease in depreciation and amortization in the table above is primarily due to the sales of our properties during 2018 and 2019.

The increase in the gain on sale of real estate investments is due to the gain recognized upon the sale of two of our properties for an aggregate sales price of $477.8 million and gain of $192.2 million during the three months ended March 31, 2019.

The decrease in interest expense in the table above is due to having less outstanding debt during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, which was partially offset by an increase due to a higher weighted average interest rate during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

Other Expenses

The table below provide details relating to our asset management and general and administrative expenses for the three months ended March 31, 2019 and 2018.  All amounts in thousands, except percentages:

	Three Months Ended March 31,		Change
	2019	2018	$	%
Asset management fees	$6,780	$8,859	$(2,079)	(23)%
General and administrative expenses	$2,595	$2,902	$(307)	(11)%
Foreign currency gains (losses)	$399	$(1,220)	$1,619	(133)%

The changes identified in the tables above are primarily due to the following:

•
We pay monthly asset management fees to the Advisor based on an annual fee of 1.5% of the net equity capital invested in real estate. Asset management fees for the three months ended March 31, 2019 were lower as compared to the three months ended March 31, 2018 due to the sale of 22 of our properties during 2018 and 2019.

•
General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses.

•	See below for a description of the changes related to foreign currency gains (losses).

Foreign Currency Gains (Losses)

Our international real estate investments use functional currencies other than the U.S. dollar. The financial statements for these subsidiaries are translated into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement amounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. By contrast, gains and losses related to transactions denominated in currencies other than an entity’s functional currency are recorded in foreign currency gains (losses) on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included in accumulated other comprehensive income (loss) within stockholders’ equity.

During the three months ended March 31, 2019 and 2018, these gains/losses were primarily related to the effect of remeasuring our borrowings denominated in currencies other than our functional currencies and the changes to the related exchange rates between the date of the borrowing and the end of each period.

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

In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. We adopted ASU 2017-01 on January 1, 2018. Prior to ASU 2017-01, real estate acquisitions were generally considered business combinations and the acquisition-related expenses and acquisition fees were treated as operating expenses under GAAP.

In addition to FFO, management uses Modified Funds from Operations (“MFFO”), as defined by the Institute for Portfolio Alternatives (the “IPA”), as a non-GAAP supplemental financial performance measure to evaluate our operating performance. The IPA has recommended the use of MFFO as a supplemental measure for publicly registered, non-listed REITs to enhance the assessment of the operating performance of a non-listed REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be useful as a measure of the long-term operating performance of our investments or as a comparative measure to other publicly registered, non-listed REITs if we do not continue to operate with a limited life and targeted exit strategy, as currently intended and described herein. MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are appropriate. Such items include reversing the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment and certain other items as described below. Some of these adjustments are necessary to address changes in the accounting and reporting rules under GAAP for real estate subsequent to the establishment of NAREIT’s definition of FFO. These changes also have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives.

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

The purchase of properties, and the corresponding expenses associated with that process, including acquisition fees and expenses, was a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our stockholders. MFFO excludes any acquisition fees payable to our Advisor and acquisition expenses. As described above, prior to the adoption of ASU 2017-01, under GAAP, acquisition fees and expenses were characterized as operating expenses in determining operating net income. These expenses were paid in cash by us, and therefore such funds were not available to distribute to our stockholders. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties were being acquired. Since MFFO excludes acquisition fees and expenses related to all of our acquisitions, MFFO would only be comparable to the operations of non-listed REITs that have completed their acquisition activity and have other similar operating characteristics.

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

FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. In addition, FFO and MFFO should not be considered as alternatives to net income (loss) or income (loss) from continuing operations as an indication of our performance or as alternatives to cash flows from operating activities as an indication of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and MFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. Please see the limitations listed below associated with the use of MFFO:

•
MFFO excluded acquisition fees paid to our Advisor and acquisition expenses for periods prior to January 1, 2018. Although these amounts reduced net income, we generally have funded such costs with proceeds from our public offerings and acquisition-related indebtedness (and, solely with respect to acquisition-related costs incurred in connection with our acquisition of the Brindleyplace Project in July 2010, equity capital contributions from our joint venture partner) and do not consider these fees and expenses in the evaluation of our operating performance and determining MFFO.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations (in thousands, except per share amounts) for the three months ended March 31, 2019 and 2018 and the period from inception (December 10, 2008) through March 31, 2019. As we are in the process of liquidating our portfolio, FFO and MFFO are not useful in comparing operations for the two periods presented below.

	Three Months Ended March 31,		Period from Inception (December 10, 2008) through March 31, 2019
	2019	2018
Net income (loss)	$191,410	$(10,183)	$985,243
Depreciation and amortization (1)	13,444	33,998	1,107,461
Gain on sale of investment property (2)	(192,189)	(19)	(1,303,924)
Impairment Losses (3)	—	—	26,305
Provision for income taxes related to sale of real estate	—	—	35,757
Gain on sale of property from unconsolidated subsidiary	—	—	(7,196)
Adjustments for noncontrolling interests (4)	5	(28)	(31,628)
Funds from Operations attributable to common stockholders	12,670	23,768	812,018
Loss (gain) on derivative instruments (5)	126	(351)	(6,177)
Loss (gain) on foreign currency (6)	237	1,342	40,662
Other components of revenues and expenses (7)	(860)	2,823	(26,209)
Acquisition fees and expenses (8)	—	—	223,148
Adjustments for noncontrolling interests (4)	—	—	5,216
Modified Funds From Operations attributable to common stockholders	$12,173	$27,582	$1,048,658
Basic and diluted income (loss) per common share	$0.72	$(0.04)	$5.24
Funds From Operations attributable to common stockholders per common share	$0.05	$0.09	$4.58
Modified Funds From Operations attributable to common stockholders per common share	$0.05	$0.10	$5.92
Weighted average shares outstanding	265,029	273,352	177,276

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

(3)
Represents impairment charges recorded in accordance with GAAP. Although such impairment charges on operating real estate investments and our investments in unconsolidated entities are included in the calculation of net income (loss), we have excluded them from FFO because we believe doing so more appropriately presents the operating performance of our real estate investments and our investments in unconsolidated entities on a comparative basis.

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

(7)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		Period from Inception (December 10, 2008) through March 31, 2019
	2019	2018
Straight-line rent adjustment (a)	$(3,641)	$(84)	$(111,879)
Amortization of lease incentives (b)	3,811	5,074	68,485
Amortization of out-of-market leases (b)	(1,030)	(2,167)	14,178
Other	—	—	3,007
	$(860)	$2,823	$(26,209)

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

(8)
Represents acquisition expenses and acquisition fees paid to our Advisor that were expensed in our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). We funded such costs with proceeds from our offering, and therefore do not consider these expenses in evaluating our operating performance and determining MFFO.

From inception through March 31, 2019, we declared operating distributions to our stockholders totaling $1.0 billion (which does not include $1.1 billion of Return of Capital Distributions declared from December 2017 to February 2019), compared to total aggregate FFO of $812.0 million and cash flows from operating activities of $585.6 million. For the three months ended March 31, 2019, we declared no operating distributions (excluding $661.2 million of liquidating distributions declared in February 2019) to our stockholders, compared to total aggregate FFO of $12.7 million. For the three months ended March 31, 2018, we declared operating distributions to our stockholders totaling $28.0 million, compared to total aggregate FFO of $23.8 million. During our offering and investment stages, we incurred acquisition fees and expenses in connection with our real estate investments, which were recorded as reductions to net income (loss) and FFO. From inception through March 31, 2019, we incurred acquisition fees and expenses totaling $223.1 million.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. See “Note 6 — Related Party Transactions” in this Quarterly Report on Form 10-Q and “Note 9 — Related Party Transactions” in our Annual Report of Form 10-K for the year ended December 31, 2018 for additional information concerning our related-party transactions.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. One of our interest rate risk management objectives is to limit the impact of interest rate changes on cash flows. To achieve this objective, we may borrow at fixed rates or fix the variable rates of interest on variable interest rate borrowings through the use of interest rate swaps and caps. We have and may continue to enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We are exposed to credit risk of the counterparty to these contracts in the event of non-performance under the terms of the derivative contracts.  In the event of non-performance by the counterparty, if we were not able to replace these contracts, we would be subject to the variability of interest rates on the total amount of debt outstanding under the related mortgage.

At March 31, 2019, we had fixed-rate debt of $226.7 million and variable-rate debt of $545.3 million. If interest rates were to increase by 1% and all other variables were held constant, we would incur $5.5 million in additional annual interest expense associated with our variable-rate debt. Additionally, we hedged approximately $136.8 million of our variable-rate debt using interest rate caps, which limit our exposure to rising interest rates. As of March 31, 2019, the variable interest rates did not exceed their capped interest rates.

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

	Reduction in Book Value as of March 31, 2019	Reduction in Net Income (Loss) for the Three Months Ended March 31, 2019
EUR	$9,447	$122
GBP	$17,519	$38
RUB	$5,612	$74

(1)
Our real estate assets in Moscow, Russia were purchased in U.S. dollars and we expect that when we dispose of these assets, the sale transactions may also be denominated in U.S. dollars. If the sale prices are denominated in U.S. dollars, we do not expect to have economic exposure to the Ruble upon disposition. However, changes in the exchange rate between the Ruble and the U.S. dollar could result in realized losses recorded in our consolidated statement of operations at the time of sale.

(2)
Our real estate asset in Poland was purchased in Euros and we expect that when we dispose of this asset, the sale transaction will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of May 14, 2019, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the risk factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
January 1, 2019 to January 31, 2019	901,587	$9.04	901,587	—
February 1, 2019 to February 28, 2019	1,676,629	$9.04	1,676,629	—
March 1, 2019 to March 31, 2019	69,493	$6.17	69,493	—
Total	2,647,709	$8.08	2,647,709

(1)
Our share redemption program was first announced at the commencement of our initial public offering in February 2009. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations. Effective February 2, 2019, in connection with the Plan of Liquidation and in line with common practice within the industry when executing a Plan of Liquidation, our board of directors suspended the share redemption program, except for the redemption requests related to the death or disability of a stockholder. Additionally, in connection with the suspension of our DRP offering, effective as of August 20, 2018, our share redemption program was amended to eliminate the requirement that the funds available for redemption be limited to proceeds received from the DRP in the prior month. Our board of directors may determine from time to time to adjust the timing of redemptions or amend, suspend or terminate our share redemption program without stockholder approval. Subject to the limitations and restrictions on the program and to funds being available, the number of shares repurchased during any consecutive twelve month period will be limited to no more than 5% of the number of outstanding shares of common stock at the beginning of the twelve month period. The redemption price applicable to all redemption requests, including redemption requests made in connection with the death or disability of a stockholder, is equal to the NAV per share our common stock most recently announced by the Company in a public filing with the SEC.

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
4.1
Hines Global REIT, Inc. Distribution Reinvestment Plan (included as Appendix A to the Prospectus contained in the Registrant’s Registration Statement on Form S-3 (File No. 333-195478) filed on April 24, 2014 and incorporated by reference herein)

10.1
Agreement of Sale and Purchase, effective as of January 18, 2019, by and between Hines Global REIT 550 Terry Francois LP and MB 550 TFB, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 23, 2019 and incorporated by reference herein)

10.2
Amendment to Credit Agreement, dated as of March 4, 2019, by and among Hines Global REIT Properties, L.P., HGR Bellevue REIT Holdings LLC, and the Lenders party thereto, JP Morgan Chase Bank, National Association, as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Foreign Currencies, Bank of America, N.A., as Syndication Agent, and Bank of Montreal, Chicago Branch, Regions Bank and U.S. Bank National Association, as Co-Documentation Agents, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners and Joint Lead Arrangers (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on March 8, 2019 and incorporated by reference herein)

10.3
Development Management Agreement, dated as of March 21, 2019, by and between Hines Global REIT 320 108th Ave LLC and Hines Interests Limited Partnership (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 27, 2019 and incorporated by reference herein)

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
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 14, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES GLOBAL REIT, INC.

May 14, 2019	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

May 14, 2019	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary