Form 10-Q
period 2019-06-30
Hines Global REIT, Inc.
filed 2019-08-14
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

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

 As of August 6, 2019, approximately 263.8 million shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2019	December 31, 2018
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$1,550,520	$1,769,955
Cash and cash equivalents	57,373	244,277
Restricted cash	12,910	16,740
Tenant and other receivables, net	61,202	68,639
Intangible lease assets, net	108,985	226,593
Right-of-use asset, net	94,995	—
Deferred leasing costs, net	165,073	158,378
Deferred financing costs, net	966	364
Other assets	17,004	14,765
Total assets	$2,069,028	$2,499,711
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$110,174	$128,397
Due to affiliates	5,505	7,968
Intangible lease liabilities, net	51,335	55,521
Other liabilities	22,706	23,728
Distributions payable	—	14,468
Notes payable, net	781,260	676,767
Total liabilities	970,980	906,849

Commitments and contingencies (Note 10)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 264,068 and 267,073 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	264	267
Additional paid-in capital	2,391,123	2,409,529
Accumulated distributions in excess of earnings	(1,168,777)	(688,475)
Accumulated other comprehensive income (loss)	(125,063)	(128,927)
Total stockholders’ equity	1,097,547	1,592,394
Noncontrolling interests	501	468
Total equity	1,098,048	1,592,862
Total liabilities and equity	$2,069,028	$2,499,711

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2019 and 2018
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$43,889	$80,718	$89,745	$160,610
Other revenue	2,172	4,424	4,549	9,031
Total revenues	46,061	85,142	94,294	169,641
Expenses:
Property operating expenses	12,255	18,635	24,983	40,168
Real property taxes	6,163	10,950	12,951	21,304
Property management fees	1,197	1,805	2,345	3,572
Depreciation and amortization	12,863	29,426	26,307	63,423
Asset management fees	6,571	8,782	13,351	17,641
General and administrative expenses	1,833	3,073	4,427	5,975
Impairment losses	7,185	5,105	7,185	5,105
Total expenses	48,067	77,776	91,549	157,188
Other income (expenses):
Gain (loss) on derivative instruments	—	467	(126)	818
Gain (loss) on sale of real estate investments	(1,412)	58,655	190,777	58,674
Foreign currency gains (losses)	618	(7,141)	1,017	(8,361)
Interest expense	(7,860)	(15,218)	(15,207)	(30,217)
Other income (expenses)	95	146	1,365	409
Income (loss) before benefit (provision) for income taxes	(10,565)	44,275	180,571	33,776
Benefit (provision) for income taxes	81	1,161	355	1,478
Net income (loss)	(10,484)	45,436	180,926	35,254
Net (income) loss attributable to noncontrolling interests	19	774	10	776
Net income (loss) attributable to common stockholders	$(10,465)	$46,210	$180,936	$36,030
Basic and diluted income (loss) per common share	$(0.04)	$0.17	$0.68	$0.13
Weighted average number of common shares outstanding	264,201	272,621	264,613	272,985
Net comprehensive income (loss):
Net income (loss)	$(10,484)	$45,436	$180,926	$35,254
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,812)	(33,789)	3,863	(24,134)
Net comprehensive income (loss)	(12,296)	11,647	184,789	11,120
Net comprehensive (income) loss attributable to noncontrolling interests	24	819	11	778
Net comprehensive income (loss) attributable to common stockholders	$(12,272)	$12,466	$184,800	$11,898

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2019
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2019	267,073	$267	$2,409,529	$(688,475)	$(128,927)	$1,592,394	$468
Contribution from noncontrolling interest	—	—	—	—	—	—	97
Distributions declared	—	—	—	(661,238)	—	(661,238)	(53)
Redemption of common shares	(2,648)	(3)	(16,298)	—	—	(16,301)	—
Issuer costs	—	—	(8)	—	—	(8)	—
Net income (loss)	—	—	—	191,401	—	191,401	9
Foreign currency translation adjustment	—	—	—	—	5,671	5,671	4
Balance as of March 31, 2019	264,425	$264	$2,393,223	$(1,158,312)	$(123,256)	$1,111,919	$525
Redemption of common shares	(357)	—	(2,091)	—	—	(2,091)	—
Issuer costs	—	—	(9)	—	—	(9)	—
Net income (loss)	—	—	—	(10,465)	—	(10,465)	(19)
Foreign currency translation adjustment	—	—	—	—	(1,807)	(1,807)	(5)
Balance as of June 30, 2019	264,068	$264	$2,391,123	$(1,168,777)	$(125,063)	$1,097,547	$501

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2018
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2018	274,255	$274	$2,471,004	$(968,158)	$(128,869)	$1,374,251	$1,307
Cumulative effect of accounting changes	—	—	—	1,365	—	1,365	898
Issuance of common shares	2,512	3	22,611	—	—	22,614	—
Contribution from noncontrolling interest	—	—	—	—	—	—	70
Distributions declared	—	—	—	(44,420)	—	(44,420)	(60)
Redemption of common shares	(3,658)	(4)	(32,191)	—	—	(32,195)	—
Issuer costs	—	—	(29)	—	—	(29)	—
Net income (loss)	—	—	—	(10,180)	—	(10,180)	(3)
Foreign currency translation adjustment	—	—	—	—	9,611	9,611	44
Balance as of March 31, 2018	273,109	$273	$2,461,395	$(1,021,393)	$(119,258)	$1,321,017	$2,256
Issuance of common shares	2,431	2	21,976	—	—	21,978	—
Distributions declared	—	—	—	(44,301)	—	(44,301)	(52)
Redemption of common shares	(3,081)	(3)	(26,648)	—	—	(26,651)	—
Issuer costs	—	—	(10)	—	—	(10)	—
Net income (loss)	—	—	—	46,210	—	46,210	(774)
Foreign currency translation adjustment	—	—	—	—	(35,606)	(35,606)	(45)
Foreign currency translation adjustment reclassified into earnings.	—	—	—	—	1,863	1,863	—
Balance as of June 30, 2018	272,459	$272	$2,456,713	$(1,019,484)	$(153,001)	$1,284,500	$1,385

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2019 and 2018
(UNAUDITED)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$180,926	$35,254
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	33,498	69,786
Foreign currency (gains) losses	(1,017)	8,361
(Gain) on the sale of real estate investments	(190,777)	(58,674)
Impairment losses	7,185	5,105
(Gain) loss on derivative instruments	126	(818)
Changes in assets and liabilities:
Change in other assets	(2,265)	(4,222)
Change in tenant and other receivables	(1,242)	1,807
Change in deferred leasing costs	(22,365)	(28,816)
Change in accounts payable and accrued expenses	(7,568)	(27,556)
Change in other liabilities	(3,575)	(567)
Change in due to affiliates	(2,541)	(2,915)
Net cash used in operating activities	(9,615)	(3,255)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of real estate investments	453,758	82,097
Capital expenditures at operating properties and developments	(38,246)	(32,322)
Net cash from investing activities	415,512	49,775
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from noncontrolling interest	97	70
Redemption of common shares	(25,941)	(60,750)
Payments of issuer costs	(19)	(62)
Distributions paid to stockholders and noncontrolling interests	(675,758)	(332,614)
Proceeds from notes payable	182,000	141,000
Payments on notes payable	(76,103)	(91,181)
Change in security deposit liability	584	557
Deferred financing costs paid	(1,938)	(263)
Payments related to interest rate contracts	—	(33)
Net cash used in financing activities	(597,078)	(343,276)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	447	(4,388)
Net change in cash, cash equivalents, and restricted cash	(190,734)	(301,144)
Cash, cash equivalents, and restricted cash, beginning of period	261,017	418,210
Cash, cash equivalents, and restricted cash, end of period	$70,283	$117,066

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2019 and 2018

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2018 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of June 30, 2019, the results of operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Hines Global REIT, Inc. (the “Company”) was formed as a Maryland corporation on December 10, 2008, under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. The Company conducts substantially all of its operations through Hines Global REIT Properties, LP (the “Operating Partnership”) and subsidiaries of the Operating Partnership. The Company operates in a manner to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. The business of the Company is managed by Hines Global REIT Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement between the Company, the Advisor and the Operating Partnership (the “Advisory Agreement”).

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

Through August 14, 2019, the Company has paid aggregate return of capital distributions of $4.00 per share to its stockholders, which included $2.83 per share of liquidating distributions pursuant to the Plan of Liquidation. See “Note 5 — Distributions” for additional information regarding these distributions.

Because the Plan of Liquidation follows the Company’s initial business plan and given the Company’s board of directors has the authority to modify, amend, or terminate the Plan of Liquidation without further action by the Company’s stockholders, these financial statements have not been prepared on the liquidation basis of accounting.

The Company sold its interests in six properties for an aggregate sales price of $1.0 billion during 2017, 20 properties in 2018 for an aggregate sales price of $1.7 billion, and two properties in the first quarter of 2019 for an aggregate sales price of $477.8 million. As of June 30, 2019, the Company owned interests in 12 real estate investments, consisting of the following types of investments:

•	Domestic office investments (3 investments)

•	Domestic other investments (4 investments)

•	International office investments (4 investments)

•	International other investments (1 investments)

As of August 14, 2019, the Company has $720.6 million of debt scheduled to mature within a year. The Company does not have sufficient cash on hand or other legally binding commitments that can be utilized to repay such debt. In evaluating the Company’s current and projected sources of liquidity to meet the obligations of such debt, the Company has assessed its available options and has determined that its plan is to repay such obligations with proceeds from the sale of assets pursuant to the Plan of Liquidation. To the extent such proceeds are not sufficient, the Company has determined it is probable that it will either meet the covenant requirements necessary to exercise the extension options on its Revolving Credit Facility (as defined in Note 4) or that market-based alternatives to refinance the maturing debt will be available and that these actions will provide the necessary cash flows to repay the maturing debt.

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

Other Assets

Other assets included the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid expenses	$2,506	$1,770
Deferred tax assets	14,195	12,654
Other	303	341
Other assets	$17,004	$14,765

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month or quarter to which they relate. As of June 30, 2019 and December 31, 2018, respectively, the Company recorded liabilities of $11.7 million and $15.5 million related to prepaid rental payments, which were included in other liabilities in the accompanying Condensed Consolidated Balance Sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease, including rent holidays, if any. Straight-line rent receivable was $41.6 million and $44.0 million as of June 30, 2019 and December 31, 2018, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying Condensed Consolidated Balance Sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

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

•
The Company has a ground lease agreement in which the Company is the lessee for land underneath New City that is currently accounted for as an operating lease. The lease currently ends in December 2089 and has fixed payments. The rental expense associated with this lease was $0.2 million and $0.2 million for the six months ended June 30, 2019, and 2018, respectively. The Company previously recognized an amount related to this ground lease as part of the allocation of the purchase price of New City, which was recorded to intangible lease assets, net. Upon adoption of ASC 842 on January 1, 2019, the Company recorded a right-of-use asset and lease liability of approximately $3.6 million in right-of-use asset, net and other liabilities, respectively, in the Company’s Condensed Consolidated Balance Sheets and reclassified an additional 65.1 million Polish zloty (“PLN”) (approximately $17.3 million converted using an exchange rate of $0.27 per PLN on January 1, 2019) from intangible lease assets, net to right-of-use asset in the Company’s Condensed Consolidated Balance Sheets.

The Company’s estimate of the amount of the right-of-use asset and lease liability included assumptions for the discount rate, which is based on the incremental borrowing rate of the lease contract. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a term similar to the lease.  Since the term of the New City ground lease is much longer than a typical borrowing, we derived the incremental borrowing rate of 6.4%, as the spread in a current financing quote for the property plus the applicable base rate corresponding to the longest term available in the base rate market. A reconciliation of our lease liabilities on an undiscounted cash flow basis for the ground lease at New City as of June 30, 2019, for the period from July 1, 2019 through December 31, 2019 and for each of the years ending December 31, 2020 through December 31, 2024 are as follows (in thousands):

Lease Payments
July 1, 2019 through December 31, 2019	$—
2020	238
2021	238
2022	238
2023	238
2024	238
Thereafter	15,475
Total	$16,665
Lease liabilities (included in other liabilities)	$3,678
Undiscounted excess amount	$12,987

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

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Buildings and improvements (1)	$1,301,796	$1,475,007
Less: accumulated depreciation	(149,642)	(172,659)
Buildings and improvements, net	1,152,154	1,302,348
Land	398,366	467,607
Investment property, net	$1,550,520	$1,769,955

(1)
Included in buildings and improvements was approximately $20.1 million of construction-in-progress related to the Company’s development at Summit III. In 2019, the Company commenced construction of Summit III, a new 374,220 square foot building at the Summit property. The office space has been fully pre-leased to a single tenant. The construction project is expected to be completed in 2020.

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

As of June 30, 2019, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases (1)	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$267,935	$22,533	$(94,810)
Less: accumulated amortization	(166,012)	(15,471)	43,475
Net	$101,923	$7,062	$(51,335)

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

Amortization expense of in-place leases was $4.0 million and $14.2 million for the three months ended June 30, 2019 and 2018, respectively. Net amortization of out-of-market leases resulted in increases to rental revenue of $1.1 million and $3.6 million for the three months ended June 30, 2019 and 2018, respectively.

Amortization expense of in-place leases was $8.5 million and $32.5 million for the six months ended June 30, 2019 and 2018, respectively. Net amortization of out-of-market leases resulted in increases to rental revenue of $2.1 million and $5.8 million for the six months ended June 30, 2019 and 2018, respectively.

Anticipated amortization of in-place leases and out-of-market leases, net, for the period from July 1, 2019 through December 31, 2019 and for each of the years ending December 31, 2020 through December 31, 2023 are as follows (in thousands):

	In-Place Leases	Out-of-Market Leases, Net
July 1, 2019 through December 31, 2019	$7,740	$(2,155)
2020	$14,437	$(4,136)
2021	$12,341	$(3,778)
2022	$11,034	$(2,945)
2023	$10,204	$(2,625)

Leases

The Company’s leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales.  Total billings related to expense reimbursements from tenants for the three and six months ended June 30, 2019 was $12.3 million and $24.5 million, respectively, which is included in rental revenue on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has entered into non-cancelable lease agreements with tenants for space. As of June 30, 2019, the approximate fixed future minimum rentals for the period from July 1, 2019 through December 31, 2019, for each of the years ending December 31, 2020 through December 31, 2023 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
July 1, 2019 through December 31, 2019	$67,798
2020	134,741
2021	141,508
2022	135,248
2023	121,762
Thereafter	882,738
Total	$1,483,795

During the six months ended June 30, 2019 and 2018, the Company did not earn more than 10% of its total rental revenue from any individual tenant.

4. DEBT FINANCING

As of June 30, 2019 and December 31, 2018, the Company had approximately $782.5 million and $678.1 million of principal outstanding, respectively, with a weighted average years to maturity of 0.8 years and 0.9 years, respectively, and a weighted average interest rate of 3.5% and 3.4%, respectively. The following table describes the Company’s debt outstanding at June 30, 2019 and December 31, 2018 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date		Interest Rate Description	Interest Rate as of June 30, 2019	Principal Outstanding at June 30, 2019	Principal Outstanding at December 31, 2018
Secured Mortgage Debt
Minneapolis Retail Center	8/2/2012	8/10/2019	(1)	Fixed	3.50%	$65,500	$65,500
New City	3/28/2013	3/18/2021		Variable, subject to interest rate cap	2.30%	73,399	74,861
Perspective Défense	6/21/2013	7/25/2020	(2)	Variable, subject to interest rate cap	2.50%	79,562	80,108
25 Cabot Square	3/26/2014	3/26/2020		Fixed	3.50%	157,039	157,583
Other Notes Payable
JPMorgan Chase Revolving Credit Facility - Revolving Loan	4/13/2012	3/4/2020		Variable	3.91%	182,000	—
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	3/4/2020		Variable	3.87%	225,000	300,000
Total Principal Outstanding						$782,500	$678,052
Unamortized Deferred Financing Costs(3)						$(1,240)	$(1,285)
Notes Payable, net						$781,260	$676,767

(1)In August 2019, the Company paid off the secured mortgage loan related to Minneapolis Retail Center.

(2)In June 2019, the loan was amended and the maturity date was extended to July 25, 2020.

(3)Includes unamortized deferred financing costs related to the secured mortgage debt and the term loan commitment of the JPMorgan Chase Revolving Credit Facility. Unamortized deferred financing costs related to the revolving loan commitment of the JPMorgan Chase Revolving Credit Facility are included in deferred financing costs, net on the Company’s Condensed Consolidated Balance Sheets.

The variable-rate debt has interest rates ranging from the LIBOR or EURIBOR screen rate plus 1.45% to 2.50% per annum. As of June 30, 2019, $138.2 million of the Company’s variable-rate debt was capped at strike rates ranging from 1.00% to 2.00%. Additionally, as of December 31, 2018, $140.0 million of our variable rate debt was capped at strike rates ranging from 1.00% to 2.00%.

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

During the six months ended June 30, 2019, the Company made draws of approximately $182.0 million and payments of $75.0 million on the Revolving Credit Facility. From July 1, 2019 through August 14, 2019, the Company made additional borrowings of $77.0 million under the Revolving Credit Facility, resulting in an outstanding principal balance of $484.0 million as of August 14, 2019.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents.  The Company is not aware of any instances of noncompliance with financial covenants as of June 30, 2019.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for period July 1, 2019 through December 31, 2019, and each of the years ending December 31, 2020 through December 31, 2023 and for the period thereafter (amounts are in thousands):

	Payments due by Year
	July 1, 2019 through December 31, 2019		2020	2021	2022	2023	Thereafter
Principal payments	$66,644	(1)	$645,889	$69,967	$—	$—	$—

(1)	Includes Minneapolis Retail Center debt of $65.5 million that was paid off in August 2019 using proceeds from the Revolving Credit Facility that is set to mature in 2020.

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

On July 17, 2018, in connection with the stockholder approval of the Plan of Liquidation, the board of directors determined to suspend the distribution reinvestment plan indefinitely effective as of August 31, 2018. As a result of the suspension of the distribution reinvestment plan, all distributions paid after August 31, 2018 were paid to stockholders in cash. Additionally, because the Company already sold a significant number of assets and its expectation is to sell all of its remaining assets in the time frame set forth under its Plan of Liquidation, the Company determined to stop paying monthly distributions for periods after December 2018. The Company intends to fund all future liquidating distributions with proceeds from the sale of its remaining properties in addition to any distributable cash from the operating income of its remaining properties.

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for each of the quarters ended during 2019 and 2018, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders				Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Distributions Declared per Common Share	Total Declared
2019
June 30, 2019	$—	$—	$—	$—	$—
March 31, 2019	661,238	—	661,238	2.50	53
Total	$661,238	$—	$661,238	$2.50	$53
2018
December 31, 2018	$43,586	$—	$43,586	$0.1625	$134
September 30, 2018	36,970	7,187	44,157	0.1625	11,769	(1)
June 30, 2018	22,457	21,844	44,301	0.1625	52
March 31, 2018	22,126	22,294	44,420	0.1625	60
Total	$125,139	$51,325	$176,464	$0.65	$12,015

(1)
For the three months ended September 30, 2018, distributions declared to noncontrolling interests included a distribution totaling $11.6 million to an affiliate of Hines, who was the Company’s joint venture partner in the WaterWall joint venture, as a result of the sale of WaterWall Place.

6.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor, Hines and its affiliates for the periods indicated below and amounts unpaid as of June 30, 2019 and December 31, 2018 (in thousands):

	Incurred
	Three Months Ended June 30,		Six Months Ended June 30,		Unpaid as of
Type and Recipient	2019	2018	2019	2018	June 30, 2019	December 31, 2018
Asset Management Fee- the Advisor and affiliates of Hines	$6,571	$8,782	$13,351	$17,641	$1,972	$2,495
Disposition Fee- the Advisor	$—	$1,533	$4,777	$1,533	—	—
Other (1)	$1,146	$1,393	$2,635	$2,888	722	2,089
Property Management Fee- Hines	$1,014	$1,597	$2,007	$3,128	100	125
Development/Construction Management Fee- Hines	$444	$456	$1,016	$939	399	314
Leasing Fee- Hines	$349	$913	$543	$1,219	2,017	2,361
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	$2,229	$2,448	$4,062	$4,888	295	584
Due to Affiliates					$5,505	$7,968

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

7.  FAIR VALUE MEASUREMENTS

Financial Instruments Fair Value Disclosures

As of June 30, 2019, the Company estimated that the fair value of its notes payable, which had a book value (excluding any unamortized discount or premium) of $782.5 million, was $783.4 million. As of December 31, 2018, the Company estimated that the fair value of its notes payable, which had a book value of $678.1 million, was $679.3 million. Management has utilized available market information, such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of June 30, 2019, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Impairment of Investment Property

Investment properties are reviewed for impairment at each reporting period if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company determined that one of its properties was impaired for the six months ended June 30, 2019 as a result of deteriorating market conditions.

For the year ended December 31, 2018, the Company determined that three of its properties (two of which were measured using executed purchase and sale agreements which are considered level 2 inputs, and one of which was measured using level 3 inputs) were impaired as a result of deteriorating market conditions.

The changes in assumptions resulted in the net book value of the assets exceeding the projected undiscounted cash flows for the property. As a result, these properties were written down to fair value. The following table summarizes activity for the properties measured at fair value, on a non-recurring basis as of June 30, 2019 and December 31, 2018 (in thousands).

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss
June 30, 2019	Investment property	$120,896	$—	$—	$120,896	$7,185
December 31, 2018	Investment property	$138,550	$—	$68,250	$70,300	$19,180

The Company’s estimated fair value of the property measured using level 3 inputs was based on comparisons of recent market activity and discounted cash flow models, which include estimates of property-specific inflows and outflows over a specific holding period.  Significant unobservable quantitative inputs used in determining the fair value of the investment property for the period ended June 30, 2019 include: a discount rate of 7.21%; a capitalization rate of 6.25%; stabilized occupancy rate of 91.8%; and a current market rental rate of $25.00 per square foot.  Significant unobservable quantitative inputs used in determining the fair value of the investment property for the period ended December 31, 2018 include: a discount rate of 9.00%; a capitalization rate of 8.00%; stabilized occupancy rate of 90.0%; and a current market rental rate of $25.00 per square foot.  These inputs are based on the location, type and nature of each property, current and anticipated market conditions, and management’s knowledge and expertise in real estate.

8. REPORTABLE SEGMENTS

The Company’s real estate investments are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company’s investments that are not office properties in “other” based on the geographic location of the investment, due to the Company’s ownership of interests in various different types of investments that do not stand alone as their own reportable segment. The Company’s reporting segments consist of the following, based on the Company’s investments as of June 30, 2019:

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

The tables below provide additional information related to each of the Company’s segments, geographic location and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts are in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total Revenue
Domestic office investments	$14,650	$33,033	$31,492	$65,696
Domestic other investments	18,604	25,172	37,264	45,275
International office investments	11,972	17,654	23,963	39,163
International other investments	835	9,283	1,575	19,507
Total Revenue	$46,061	$85,142	$94,294	$169,641

For the three and six months ended June 30, 2019 and 2018 the Company’s total revenue was attributable to the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total Revenue
United States	72%	69%	73%	66%
United Kingdom	15%	7%	14%	9%
Poland	5%	6%	5%	7%
Russia	5%	3%	5%	3%
France	3%	1%	3%	1%
Australia	—%	8%	—%	8%
Germany	—%	6%	—%	6%

For the three and six months ended June 30, 2019 and 2018, the Company’s property revenues in excess of expenses by segment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Property revenues in excess of expenses (1)
Domestic office investments	$8,704	$20,758	$18,871	$41,660
Domestic other investments	11,229	16,530	22,632	27,970
International office investments	5,935	10,118	11,533	21,350
International other investments	578	6,346	979	13,617
Property revenues in excess of expenses	$26,446	$53,752	$54,015	$104,597

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of June 30, 2019 and December 31, 2018, the Company’s total assets by segment was as follows (in thousands):

	June 30, 2019	December 31, 2018
Total Assets
Domestic office investments	$656,261	$913,982
Domestic other investments	700,968	715,919
International office investments	663,196	640,319
International other investments	34,636	33,905
Corporate-level accounts	13,967	195,586
Total Assets	$2,069,028	$2,499,711

As of June 30, 2019 and December 31, 2018, the Company’s total assets were attributable to the following countries:

	June 30, 2019	December 31, 2018
Total Assets
United States	67%	73%
United Kingdom	18%	14%
Poland	6%	5%
France	6%	5%
Russia	3%	2%
Australia	—%	1%

For the three and six months ended June 30, 2019 and 2018, the reconciliation of the Company’s total property revenues in excess of expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation to property revenues in excess of expenses
Net income (loss)	$(10,484)	$45,436	$180,926	$35,254
Depreciation and amortization	12,863	29,426	26,307	63,423
Asset management fees	6,571	8,782	13,351	17,641
General and administrative expenses	1,833	3,073	4,427	5,975
Impairment Losses	7,185	5,105	7,185	5,105
(Gain) loss on derivatives	—	(467)	126	(818)
(Gain) loss on sale of real estate investments	1,412	(58,655)	(190,777)	(58,674)
Foreign currency (gains) losses	(618)	7,141	(1,017)	8,361
Interest expense	7,860	15,218	15,207	30,217
Other (income) expenses	(95)	(146)	(1,365)	(409)
(Benefit) provision for income taxes	(81)	(1,161)	(355)	(1,478)
Total property revenues in excess of expenses	$26,446	$53,752	$54,015	$104,597

9. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$12,964	$28,585
Cash paid for taxes	$1,357	$18,939
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$—	$14,759
Distributions reinvested	$—	$44,591
Shares tendered for redemption	$591	$9,790
Assumption of mortgage upon disposition of property	$—	$64,875
Accrued capital additions	$8,920	$7,512

10. COMMITMENTS AND CONTINGENCIES

In May 2018, Puget Sound Energy renewed its lease for its space in The Summit located in Bellevue, Washington. In connection with this lease, the Company committed to fund $9.7 million of tenant inducements, to be paid in future periods. As of June 30, 2019, $1.9 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet.

In September 2018, WeWork signed a lease for space in The Summit located in Bellevue, Washington. In connection with this lease, the Company committed to fund $14.0 million of tenant inducements, to be paid in future periods. As of June 30, 2019, $4.3 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet.

In December 2018, Amazon signed a lease for space in the new building that is being constructed at The Summit property, which is located in Bellevue, Washington. In connection with this lease, the Company committed to fund $40.7 million of tenant inducements, to be paid in future periods. As of June 30, 2019, $40.7 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheet. See “Note 3 — Investment Property” for more information on the building construction project.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements concerning future financial performance and distributions, future debt and financing levels, investment objectives, payments to Hines Global REIT Advisors Limited Partnership (the “Advisor”), and its affiliates and other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto as well as all other statements that are not historical statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

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

In April 2018, our board of directors estimated that, in addition to regular operating distributions paid to our stockholders, if we are able to successfully implement the Plan of Liquidation, then after the sale of all or substantially all of our assets and the payment of all of our outstanding liabilities, we will have made total Return of Capital Distributions to our stockholders of approximately $10.00 to $11.00 per share of the our common stock, consisting of three components: (i) the $1.05 per share Special Distribution paid to stockholders in January 2018 (the “Special Distribution”); (ii) the $0.12 per share of return of invested capital distributions paid to stockholders for the six months ended June 30, 2018 (the “Return of Invested Capital Distributions”); and (iii) the range of liquidating distributions to be made pursuant to the Plan of Liquidation of $8.83 to $9.83 per share, estimated by our board of directors in April 2018, and we have made liquidating distributions of approximately $2.83 per share to date.

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

At the peak of our acquisition phase, we owned interests in 45 properties. We sold interests in six properties for an aggregate sales price of $1.0 billion during 2017, 20 properties for an aggregate sales price of $1.7 billion during 2018 and two additional properties in the first quarter of 2019 for an aggregate sales price of $477.8 million. As of June 30, 2019, we owned 12 properties in our portfolio that include the following investments:

•	Domestic office investments (3 investments)

•	Domestic other investments (4 investments)

•	International office investments (4 investments)

•	International other investments (1 investments)

Our portfolio is comprised of approximately 68% domestic and 32% international investments and our current investment types encompass approximately 60% office, 39% retail, and 1% industrial based on the estimated values of our investments as of June 30, 2019, which were based on the appraised values of our real estate investments as of December 31, 2018.

The following table provides additional information regarding each of the properties in which we owned an interest as of June 30, 2019.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (1)	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
Domestic Office Investments
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	531,916	71%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	99%
The Summit (3)	Bellevue, Washington	Office	3/2015; $316.5	5.6%	539,576	98%
Total for Domestic Office Investments					1,581,194	89%

Domestic Other Investments
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	398,585	95%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,557	94%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	768,381	93%
The Rim	San Antonio, Texas	Retail	2/2014, 4/2015, 12/2015 & 12/2016: $285.9	5.9%	1,044,528	96%
Total for Domestic Other Investments					2,529,051	95%

International Office Investments
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	94,239	94%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,591	85%
Perspective Défense	Paris, France	Office	6/2013; $165.8	8.5%	289,657	56%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	479,437	81%
Total for International Office Properties					1,347,924	78%

International Other Investments
FM Logistic	Moscow, Russia	Industrial	4/2011; $70.8	11.2%	748,578	100%
Total for International Other Investments					748,578	100%
Total for All Investments					6,206,747	90%

(1)	For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

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

Net Asset Value

On February 14, 2019, our board of directors determined a net asset value (“NAV”) per share of our common stock of $6.17 as of that date. This per share NAV is lower than the previously determined estimated per share NAV of $9.04 as of December 31, 2017, primarily as a result of the return of invested capital distributions and liquidating distributions declared by the Company in 2018 and 2019, which aggregated to approximately $2.95 per share. The aggregate value of our real estate property investments as of February 14, 2019 was $2.4 billion. Additionally, we have sold 22 properties since December 31, 2017, with an aggregate sales price of $2.2 billion. Including the effect of the sold properties, the aggregate value of our real estate property investments increased 1.6% when compared to the previously determined value of our assets as of December 31, 2017. This 1.6% net increase resulted from a 4.0% appreciation in the aggregate values of our real estate property investments as offset by a 2.4% decrease resulting from the weakening of the Euro, British pound sterling, and Australian dollar against the U.S. dollar. See our Current Report on Form 8-K filed with the SEC on February 14, 2019 for more information on the methodologies used to determine, and the limitations of, our NAV per share.

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

We believe that the proper use of leverage can enhance returns on real estate investments. As of June 30, 2019, our portfolio was 32% leveraged, based on the values of our real estate investments. At that time, we had $782.5 million of principal outstanding under our various loan agreements with a weighted average interest rate of 3.5%, including the effects of related interest rate caps. As of August 14, 2019, approximately $720.6 million of our loans are maturing within a year. We intend to repay loans using proceeds from the sale of our real estate investments, but may refinance them or use proceeds from our revolving credit facility with JPMorgan Chase Bank, N.A., or other available cash if we are unable to refinance them at satisfactory terms.

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

Net cash provided by operating activities decreased by $6.4 million for the six months ended June 30, 2019, as compared to the same period in the prior year, primarily due to our dispositions of 20 properties in 2018 and 2 properties in 2019.

Cash Flows from Investing Activities

Net cash from investing activities primarily relates to proceeds received from the sales of our real estate investments and capital expenditures at our properties. Net cash from investing activities increased $365.7 million for the six months ended June 30, 2019 compared to the same period in 2018, primarily due to property sales. Additional details regarding the change between the two periods are summarized below.

2019

•
We received net proceeds of $453.8 million, primarily from the sale of two properties during the six months ended June 30, 2019. See “Note 3 — Investment Property” for additional information regarding the sale of the properties.

•	We paid $38.2 million in capital expenditures primarily at 25 Cabot Square and The Summit.

2018

•	We received proceeds of $82.1 million from the sale of One Westferry Circus during the six months ended June 30, 2018.

•	We paid $32.3 million in capital expenditures at our operating properties.

Cash Flows from Financing Activities

Redemptions

In December 2018, the Board determined to suspend our share redemption program, effective February 2, 2019, except for redemption requests related to the death or disability of the stockholder. During the six months ended June 30, 2019 and 2018, respectively, we redeemed $25.9 million and $60.8 million in shares of our common stock through our share redemption program.

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

Distributions paid to stockholders (including those reinvested in stock) during the six months ended June 30, 2019 and 2018 were $675.7 million and $377.1 million, respectively.

The table below contains additional information regarding distributions declared to our stockholders and noncontrolling interest holders as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders				Noncontrolling Interests		Distributions funded from Cash Flows From Operating Activities (3)
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	(1)	Total Declared
2019
June 30, 2019	$—	$—	$—		$—		$—	—%
March 31, 2019	661,238	—	661,238		53		—	—%
Total	$661,238	$—	$661,238		$53		$—	—%

2018
December 31, 2018	$43,586	$—	$43,586		$134		$—	—%
September 30, 2018	36,970	7,187	44,157		11,769	(2)	—	—%
June 30, 2018	22,457	21,844	44,301		52		—	—%
March 31, 2018	22,126	22,294	44,420		60		—	—%
Total	$125,139	$51,325	$176,464		$12,015		$—	—%

(1)	Includes Return of Capital Distributions as described above.

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

Debt Financings

We have utilized permanent mortgage financing to leverage returns on our real estate investments and have used borrowings under our Revolving Credit Facility to provide funding for near-term working capital needs. As mentioned previously, our portfolio was 32% leveraged as of June 30, 2019 (based on the values of our real estate investments) with a weighted average interest rate of 3.5%.

Below is additional information regarding our loan activities for the six months ended June 30, 2019 and 2018. See “Note 4 — Debt Financing” for additional information regarding our outstanding debt:

2019

•	We borrowed approximately $182.0 million and made payments of $75.0 million under our Revolving Credit Facility.

•	We made payments of $1.9 million related to deferred financing costs due to the refinancing of the Revolving Credit Facility in March 2019.

2018

•	We borrowed approximately $141.0 million and made payments of $56.0 million under our Revolving Credit Facility.

•	We made a payment of $28.3 million to pay in full the mortgage loan for 100 Brookes in January 2018.

•	We made payments of $6.9 million on our remaining outstanding mortgage loans.

Results of Operations

Same-store Analysis

The following table presents the property-level revenues in excess of expenses for the three months ended June 30, 2019, as compared to the same period in 2018, by reportable segment. Same-store properties for the three months ended June 30, 2019 include 12 properties that were 90% and 91% leased as of June 30, 2019 and June 30, 2018, respectively (amounts in thousands, except for percentages):

	Three Months Ended June 30,		Change
	2019	2018	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$8,875	$9,424	$(549)	(6)%
Domestic other investments	11,276	15,945	(4,669)	(29)%
International office investments	6,128	4,807	1,321	27%
International other investments	648	684	(36)	(5)%
Total same-store properties	26,927	30,860	(3,933)	(13)%
Disposed properties	(481)	22,892	(23,373)	*
Total property revenues in excess of expenses	$26,446	$53,752	$(27,306)	(51)%

Other
Depreciation and amortization	$12,863	$29,426	$(16,563)	(56)%
Impairment losses	$7,185	$5,105	$2,080	41%
Gain (loss) on sale of real estate investments	$(1,412)	$58,655	$(60,067)	*
Interest expense	$7,860	$15,218	$(7,358)	(48)%
Income tax provision (benefit)	$(81)	$(1,161)	$1,080	(93)%

* Not a meaningful percentage

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

In total, property revenues in excess of expenses of our same-store properties decreased by 13% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

Domestic office investments:

◦	Revenues in excess of expenses of Marlborough Holdings decreased $0.4 million primarily due to decreased occupancy. Marlborough was 71% leased at June 30, 2019 compared to 78% at June 30, 2018.

Domestic other investments:

◦
Revenues in excess of expenses of the Markets at Town Center decreased $4.3 million primarily due to the write-off of below-market lease intangibles, related to an anchor tenant vacating the property in June 2018.

International office investments:

◦
Revenues in excess of expenses of 25 Cabot Square increased $1.3 million primarily due to increased occupancy. Cabot was 81% leased at June 30, 2019, compared to 59% at June 30, 2018, due to leasing activity following the completion of portions of the redevelopment project at the property in 2019.

Other changes

The decrease in depreciation and amortization is primarily due to the sales of an aggregate of 22 of our properties during 2018 and the first half of 2019.

For the three months ended June 30, 2019, we determined that one of our investment properties was impaired based on deteriorating market conditions. As a result, an impairment loss of $7.2 million was recorded to write down its carrying value to its fair value as of June 30, 2019. For the three months ended June 30, 2018, we determined that one of our investment properties was impaired based on deteriorating market conditions. As a result, an impairment loss of $5.1 million was recorded to write down its carrying value to its fair value as of June 30, 2018.

The gain on sale of real estate investments of $58.7 million was primarily due to the sale of one property during the three months ended June 30, 2018. No real estate investments were sold during the three months ended June 30, 2019.

The decrease in interest expense is due to having less outstanding debt during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

The decrease in income tax benefit from the three months ended June 30, 2018 to the three months ended June 30, 2019 is primarily due to the sales of our properties in 2018.

The following table presents the property-level revenues in excess of expenses for the six months ended June 30, 2019, as compared to the same period in 2018, by reportable segment. Same-store properties for the six months ended June 30, 2019 include 12 properties that were 90% and 91% leased as of June 30, 2019 and June 30, 2018, respectively (amounts in thousands, except for percentages):

	Six Months Ended June 30,		Change
	2019	2018	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$17,517	$19,002	$(1,485)	(8)%
Domestic other investments	22,686	26,537	(3,851)	(15)%
International office investments	11,985	8,903	3,082	35%
International other investments	1,294	1,424	(130)	(9)%
Total same-store properties	53,482	55,866	(2,384)	(4)%
Disposed properties	533	48,731	(48,198)	*
Total property revenues in excess of expenses	$54,015	$104,597	$(50,582)	(48)%

Other
Depreciation and amortization	$26,307	$63,423	$(37,116)	(59)%
Impairment losses	$7,185	$5,105	$2,080	41%
Gain on sale of real estate investments	$190,777	$58,674	$132,103	225%
Interest expense	$15,207	$30,217	$(15,010)	(50)%
Income tax provision (benefit)	$(355)	$(1,478)	$1,123	(76)%

* Not a meaningful percentage

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

In total, property revenues in excess of expenses of our same-store properties decreased by 4% for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

Domestic office investments:

◦
Revenues in excess of expenses of Summit decreased $0.5 million primarily due to tenant incentives being amortized against rents for a new major tenant lease and an existing major tenant lease renewal in 2018.

◦	Revenues in excess of expenses of Marlborough Holdings decreased $0.7 million primarily due to decreased occupancy. Marlborough was 71% leased at June 30, 2019 compared to 78% at June 30, 2018.

Domestic other investments:

◦
Revenues in excess of expenses of the Markets at Town Center decreased $3.2 million primarily due to the write-off of below-market lease intangibles, related to an anchor tenant vacating the property in June 2018.

◦
Revenues in excess of expenses of Minneapolis Retail Center decreased $0.5 million primarily due to decreased occupancy. Minneapolis Retail Center was 95% leased at June 30, 2019 compared to 97% leased at June 30, 2018.

International office investments:

◦
Revenues in excess of expenses of 25 Cabot Square increased $3.2 million primarily due to increased occupancy. Cabot was 81% leased at June 30, 2019, compared to 59% at June 30, 2018, due to leasing activity following the completion of portions of the redevelopment project at the property in 2019.

Other changes

The decrease in depreciation and amortization is primarily due to the sales of an aggregate of 22 of our properties during 2018 and the first half of 2019.

For the six months ended June 30, 2019, we determined that one of our investment properties was impaired based on deteriorating market conditions. As a result, an impairment loss of $7.2 million was recorded to write down its carrying value to its fair value as of June 30, 2019. For the six months ended June 30, 2018, we determined that one of our investment properties was impaired based on deteriorating market conditions. As a result, an impairment loss of $5.1 million was recorded to write down its carrying value to its fair value as of June 30, 2018.

The gain on sale of real estate investments of $190.8 million is primarily due to the sale of two of our properties during the six months ended June 30, 2019. The gain on sale of real estate investments of $58.7 million is primarily due to the sale of one property during the six months ended June 30, 2018.

The decrease in interest expense is due to having less outstanding debt during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

The decrease in income tax benefit from the six months ended June 30, 2018 to the six months ended June 30, 2019 is primarily due to the sales of our properties in 2018.

Other Expenses

The table below provide details relating to our asset management and general and administrative expenses for the three and six months ended June 30, 2019 and 2018.  All amounts in thousands, except percentages:

	Three Months Ended June 30,		Change
	2019	2018	$	%
Asset management fees	$6,571	$8,782	$(2,211)	(25)%
General and administrative expenses	$1,833	$3,073	$(1,240)	(40)%
Foreign currency gains (losses)	$618	$(7,141)	$7,759	(109)%

	Six Months Ended June 30,		Change
	2019	2018	$	%
Asset management fees	$13,351	$17,641	$(4,290)	(24)%
General and administrative expenses	$4,427	$5,975	$(1,548)	(26)%
Foreign currency gains (losses)	$1,017	$(8,361)	$9,378	(112)%

The changes identified in the tables above are primarily due to the following:

•
We pay monthly asset management fees to the Advisor based on an annual fee of 1.5% of the net equity capital invested in real estate. Asset management fees for the three and six months ended June 30, 2019 were lower as compared to the three and six months ended June 30, 2018 due to the sale of 22 of our properties during 2018 and the first half of 2019.

•
General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. General and administrative expenses for the three and six months ended June 30, 2019 were lower as compared to the three and six months ended June 30, 2018 as a result of professional fees incurred during the three and six months ended June 30, 2018 relating to the Plan of Liquidation, as well as decreased costs as a result of the sale of 22 of our properties during 2018 and the first half of 2019.

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

During the six months ended June 30, 2019 and 2018, these gains/losses were primarily related to the effect of remeasuring our borrowings denominated in currencies other than our functional currencies and the changes to the related exchange rates between the date of the borrowing and the end of each period. The decrease in the net gains/losses is primarily due to paying off or having the buyer assume most of our foreign currency loans following the sales of the related properties in the third and fourth quarter of 2018.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations (in thousands, except per share amounts) for the three and six months ended June 30, 2019 and 2018 and the period from inception (December 10, 2008) through June 30, 2019. As we are in the process of liquidating our portfolio, FFO and MFFO are not useful in comparing operations for the two periods presented below.

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (December 10, 2008) through June 30, 2019
	2019	2018	2019	2018
Net income (loss)	$(10,484)	$45,436	$180,926	$35,254	$974,759
Depreciation and amortization (1)	12,863	29,426	26,307	63,423	1,120,324
Loss (gain) on sale of investment property (2)	1,412	(58,655)	(190,777)	(58,674)	(1,302,512)
Impairment Losses (3)	7,185	5,105	7,185	5,105	33,490
Provision for income taxes related to sale of real estate	—	—	—	—	35,757
Gain on sale of property from unconsolidated subsidiary	—	—	—	—	(7,196)
Adjustments for noncontrolling interests (4)	19	(5)	24	(33)	(31,609)
Funds from Operations attributable to common stockholders	10,995	21,307	23,665	45,075	823,013
Loss (gain) on derivative instruments (5)	—	(467)	126	(818)	(6,177)
Loss (gain) on foreign currency (6)	(1,121)	6,314	(885)	7,656	39,540
Other components of revenues and expenses (7)	115	865	(745)	3,689	(26,094)
Acquisition fees and expenses (8)	—	—	—	—	223,148
Adjustments for noncontrolling interests (4)	—	(1)	—	(1)	5,216
Modified Funds From Operations attributable to common stockholders	$9,989	$28,018	$22,161	$55,601	$1,058,646
Basic and diluted income (loss) per common share	$(0.04)	$0.17	$0.68	$0.13	$5.12
Funds From Operations attributable to common stockholders per common share	$0.04	$0.08	$0.09	$0.17	$4.59
Modified Funds From Operations attributable to common stockholders per common share	$0.04	$0.10	$0.08	$0.20	$5.90
Weighted average shares outstanding	264,201	272,621	264,613	272,985	179,346

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

(7)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from Inception (December 10, 2008) through June 30, 2019
	2019	2018	2019	2018
Straight-line rent adjustment (a)	$(2,715)	$(766)	$(6,355)	$(848)	$(114,593)
Amortization of lease incentives (b)	3,935	5,237	7,746	10,311	72,420
Amortization of out-of-market leases (b)	(1,105)	(3,606)	(2,136)	(5,774)	13,072
Other	—	—	—	—	3,007
	$115	$865	$(745)	$3,689	$(26,094)

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

From inception through June 30, 2019, we declared operating distributions to our stockholders totaling $1.0 billion (which does not include $1.1 billion of Return of Capital Distributions declared from December 2017 to February 2019), compared to total aggregate FFO of $823.0 million and cash flows from operating activities of $578.3 million. For the three months ended June 30, 2019, we declared no operating distributions (excluding $661.2 million of liquidating distributions declared in February 2019) to our stockholders, compared to total aggregate FFO of $11.0 million. For the three months ended June 30, 2018, we declared operating distributions to our stockholders totaling $27.9 million, compared to total aggregate FFO of $21.3 million. For the six months ended June 30, 2019, we declared no operating distributions (excluding $661.2 million of liquidating distributions declared in February 2019) to our stockholders, compared to total aggregate FFO of $23.7 million. For the six months ended June 30, 2018, we declared operating distributions to our stockholders totaling $56.0 million, compared to total aggregate FFO of $45.1 million. Our board of directors does not intend to declare additional operating distributions, and intends for all future distributions to be liquidating distributions. During our offering and investment stages, we incurred acquisition fees and expenses in connection with our real estate investments, which were recorded as reductions to net income (loss) and FFO. From inception through June 30, 2019, we incurred acquisition fees and expenses totaling $223.1 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At June 30, 2019, we had fixed-rate debt of $222.5 million and variable-rate debt of $560.0 million. If interest rates were to increase by 1% and all other variables were held constant, we would incur $5.6 million in additional annual interest expense associated with our variable-rate debt. Additionally, we hedged approximately $138.2 million of our variable-rate debt using interest rate caps, which limit our exposure to rising interest rates. As of June 30, 2019, the variable interest rates did not exceed their capped interest rates.

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

	Reduction in Book Value as of June 30, 2019	Reduction in Net Income (Loss) for the Six Months Ended June 30, 2019
EUR	$9,511	$217
GBP	$17,696	$60
RUB	$5,714	$160

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of August 14, 2019, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
April 1, 2019 to April 30, 2019	114,927	$6.17	114,927	—
May 1, 2019 to May 31, 2019	79,756	$6.17	79,756	—
June 1, 2019 to June 30, 2019	162,744	$6.17	162,744	—
Total	357,427	$6.17	357,427

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
4.1
Hines Global REIT, Inc. Distribution Reinvestment Plan (included as Appendix A to the Prospectus contained in the Registrant’s Registration Statement on Form S-3 (File No. 333-195478) filed on April 24, 2014 and incorporated by reference herein)

10.1
Form of Indemnification Agreement entered into between Hines Global REIT, Inc. and each of the following persons as of June 30, 2019: A. Gordon Findlay and Jason P. Maxwell (filed as Exhibit 10.5 to the Pre-Effective Amendment No. 3 to the Company’s Registration Statement on January 15, 2009 and incorporated by reference herein)

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
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 14, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES GLOBAL REIT, INC.

August 14, 2019	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

August 14, 2019	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer