Form 10-Q
period 2019-09-30
Hines Global REIT, Inc.
filed 2019-11-14
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

 As of November 6, 2019, approximately 263.5 million shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2019	December 31, 2018
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$—	$1,769,955
Cash and cash equivalents	78,387	244,277
Restricted cash	—	16,740
Tenant and other receivables, net of allowance for doubtful accounts of $5,800 at December 31, 2018	11	68,639
Intangible lease assets, net	—	226,593
Deferred leasing costs, net	—	158,378
Deferred financing costs, net	—	364
Other assets	665	14,765
Assets held for sale	1,931,883	—
Total assets	$2,010,946	$2,499,711
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$2,284	$128,397
Due to affiliates	2,715	7,968
Intangible lease liabilities, net	—	55,521
Other liabilities	—	23,728
Distributions payable	—	14,468
Notes payable, net	—	676,767
Liabilities associated with assets held for sale	994,521	—
Total liabilities	999,520	906,849

Commitments and contingencies (Note 10)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 263,719 and 267,073 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	264	267
Additional paid-in capital	2,388,673	2,409,529
Accumulated distributions in excess of earnings	(1,242,046)	(688,475)
Accumulated other comprehensive income (loss)	(136,014)	(128,927)
Total stockholders’ equity	1,010,877	1,592,394
Noncontrolling interests	549	468
Total equity	1,011,426	1,592,862
Total liabilities and equity	$2,010,946	$2,499,711

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2019 and 2018
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$46,963	$73,131	$136,708	$233,742
Other revenue	2,257	4,458	6,806	13,490
Total revenues	49,220	77,589	143,514	247,232
Expenses:
Property operating expenses	11,780	17,624	36,765	57,770
Real property taxes	6,490	10,475	19,440	31,779
Property management fees	1,229	1,964	3,575	5,535
Depreciation and amortization	4,246	24,632	30,553	88,056
Asset management fees	6,665	8,886	20,015	26,527
General and administrative expenses	1,932	2,212	6,359	8,187
Impairment losses	78,066	4,274	85,251	9,378
Total expenses	110,408	70,067	201,958	227,232
Other income (expenses):
Gain (loss) on derivative instruments	—	(857)	(126)	(39)
Gain (loss) on sale of real estate investments	144	157,473	190,921	216,147
Foreign currency gains (losses)	(3,676)	3,818	(2,659)	(4,543)
Interest expense	(7,185)	(15,704)	(22,391)	(45,921)
Other income (expenses)	65	184	1,430	570
Income (loss) before benefit (provision) for income taxes	(71,840)	152,436	108,731	186,214
Benefit (provision) for income taxes	(1,375)	(95)	(1,020)	1,383
Provision for income taxes related to sale of real estate	—	(3,229)	—	(3,229)
Net income (loss)	(73,215)	149,112	107,711	184,368
Net (income) loss attributable to noncontrolling interests	(54)	(10,996)	(44)	(10,220)
Net income (loss) attributable to common stockholders	$(73,269)	$138,116	$107,667	$174,148
Basic and diluted income (loss) per common share	$(0.28)	$0.51	$0.41	$0.64
Weighted average number of common shares outstanding	263,833	271,733	264,613	272,563
Net comprehensive income (loss):
Net income (loss)	$(73,215)	$149,112	$107,711	$184,368
Other comprehensive income (loss):
Foreign currency translation adjustment	(10,957)	(2,967)	(7,094)	(27,101)
Net comprehensive income (loss)	(84,172)	146,145	100,617	157,267
Net comprehensive (income) loss attributable to noncontrolling interests	(48)	(9,435)	(37)	(10,213)
Net comprehensive income (loss) attributable to common stockholders	$(84,220)	$136,710	$100,580	$147,054

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2019
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2019	267,073	$267	$2,409,529	$(688,475)	$(128,927)	$1,592,394	$468
Contribution from noncontrolling interest	—	—	—	—	—	—	97
Distributions declared	—	—	—	(661,238)	—	(661,238)	(53)
Redemption of common shares	(2,648)	(3)	(16,298)	—	—	(16,301)	—
Issuer costs	—	—	(8)	—	—	(8)	—
Net income (loss)	—	—	—	191,401	—	191,401	9
Foreign currency translation adjustment	—	—	—	—	5,671	5,671	4
Balance as of March 31, 2019	264,425	$264	$2,393,223	$(1,158,312)	$(123,256)	$1,111,919	$525
Redemption of common shares	(357)	—	(2,091)	—	—	(2,091)	—
Issuer costs	—	—	(9)	—	—	(9)	—
Net income (loss)	—	—	—	(10,465)	—	(10,465)	(19)
Foreign currency translation adjustment	—	—	—	—	(1,807)	(1,807)	(5)
Balance as of June 30, 2019	264,068	$264	$2,391,123	$(1,168,777)	$(125,063)	$1,097,547	$501
Redemption of common shares	(349)	—	(2,442)	—	—	(2,442)	—
Issuer costs	—	—	(8)	—	—	(8)	—
Net income (loss)	—	—	—	(73,269)	—	(73,269)	54
Foreign currency translation adjustment	—	—	—	—	(10,951)	(10,951)	(6)
Balance as of September 30, 2019	263,719	$264	$2,388,673	$(1,242,046)	$(136,014)	$1,010,877	$549

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2018
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2018	274,255	$274	$2,471,004	$(968,158)	$(128,869)	$1,374,251	$1,307
Cumulative effect of accounting changes	—	—	—	1,365	—	1,365	898
Issuance of common shares	2,512	3	22,611	—	—	22,614	—
Contribution from noncontrolling interest	—	—	—	—	—	—	70
Distributions declared	—	—	—	(44,420)	—	(44,420)	(60)
Redemption of common shares	(3,658)	(4)	(32,191)	—	—	(32,195)	—
Issuer costs	—	—	(29)	—	—	(29)	—
Net income (loss)	—	—	—	(10,180)	—	(10,180)	(3)
Foreign currency translation adjustment	—	—	—	—	9,611	9,611	44
Balance as of March 31, 2018	273,109	$273	$2,461,395	$(1,021,393)	$(119,258)	$1,321,017	$2,256
Issuance of common shares	2,431	2	21,976	—	—	21,978	—
Distributions declared	—	—	—	(44,301)	—	(44,301)	(52)
Redemption of common shares	(3,081)	(3)	(26,648)	—	—	(26,651)	—
Issuer costs	—	—	(10)	—	—	(10)	—
Net income (loss)	—	—	—	46,210	—	46,210	(774)
Foreign currency translation adjustment	—	—	—	—	(35,606)	(35,606)	(45)
Foreign currency translation adjustment reclassified into earnings.	—	—	—	—	1,863	1,863	—
Balance as of June 30, 2018	272,459	$272	$2,456,713	$(1,019,484)	$(153,001)	$1,284,500	$1,385
Issuance of common shares	1,610	2	14,421	—	—	14,423	—
Distributions declared	—	—	—	(44,157)	—	(44,157)	(11,768)
Redemption of common shares	(3,180)	(3)	(33,184)	—	—	(33,187)	—
Issuer costs	—	—	(13)	—	—	(13)	—
Net income (loss)	—	—	—	138,118	—	138,118	10,996
Foreign currency translation adjustment	—	—	—	—	(6,884)	(6,884)	(5)
Foreign currency translation adjustment reclassified into earnings.	—	—	—	—	3,922	3,922	—
Balance as of September 30, 2018	270,889	$271	$2,437,937	$(925,523)	$(155,963)	$1,356,722	$608

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2019 and 2018
(UNAUDITED)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$107,711	$184,368
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	38,576	100,971
Foreign currency (gains) losses	2,659	4,543
(Gain) on the sale of real estate investments	(190,921)	(216,147)
Impairment losses	85,251	9,378
(Gain) loss on derivative instruments	126	39
Changes in assets and liabilities:
Change in other assets	(864)	(1,884)
Change in tenant and other receivables	(8,521)	3,382
Change in deferred leasing costs	(26,833)	(58,670)
Change in accounts payable and accrued expenses	(6,552)	6,064
Change in other liabilities	(953)	(1,878)
Change in due to affiliates	(2,633)	(2,742)
Net cash (used in) from operating activities	(2,954)	27,424
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of real estate investments	454,018	374,152
Capital expenditures at operating properties and developments	(56,307)	(48,769)
Net cash from investing activities	397,711	325,383
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from noncontrolling interest	97	70
Redemption of common shares	(28,215)	(89,499)
Payments of issuer costs	(28)	(76)
Distributions paid to stockholders and noncontrolling interests	(675,759)	(362,593)
Proceeds from notes payable	280,000	337,000
Payments on notes payable	(142,142)	(491,825)
Change in security deposit liability	657	751
Deferred financing costs paid	(1,960)	(286)
Payments related to interest rate contracts	—	(33)
Net cash used in financing activities	(567,350)	(606,491)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(691)	(1,997)
Net change in cash, cash equivalents, and restricted cash	(173,284)	(255,681)
Cash, cash equivalents, and restricted cash, beginning of period	261,017	418,210
Cash, cash equivalents, and restricted cash, end of period	$87,733	$162,529

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2019 and 2018

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2018 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of September 30, 2019, the results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

As required by Maryland law and the Company’s charter, the Plan of Liquidation was approved by the affirmative vote of the holders of at least a majority of the shares of the Company’s common stock outstanding and entitled to vote thereon at the Company’s annual meeting of stockholders held on July 17, 2018. In accordance with Maryland law, the Plan of Liquidation provides the Company’s board of directors with the authority to modify or amend the Plan of Liquidation without further action by the Company’s stockholders to the extent permitted by then-current law and to terminate the Plan of Liquidation for any reason, provided that the board of directors may not terminate the Plan of Liquidation after Articles of Dissolution have been filed with and accepted for record by the State Department of Assessments and Taxation of Maryland. If the sale of all or substantially all of the Company’s assets is completed as expected, the Company expects to make one or more additional liquidating distributions to its stockholders during the period of the liquidation process and to make the final liquidating distribution to its stockholders on or before July 17, 2020 (24 months after stockholder approval of the Plan of Liquidation). There can be no assurances regarding the timing or amounts of any additional liquidating distributions or that the Company will make the final distribution on or before July 17, 2020.  In addition, even if the Company sells all of its assets by July 17, 2020, it may determine not to distribute all distributable cash by that date and may establish a reserve to provide for any remaining obligations and to cover its expenses as it completes its wind down and dissolution.

Through November 14, 2019, the Company has paid aggregate return of capital distributions of approximately $4.00 per share to its stockholders, which included $2.83 per share of liquidating distributions pursuant to the Plan of Liquidation. See “Note 5 — Distributions” for additional information regarding these distributions.

Because the Plan of Liquidation follows the Company’s initial business plan, these financial statements have not been prepared on the liquidation basis of accounting.

The Company sold its interests in six properties for an aggregate sales price of $1.0 billion during 2017, 20 properties in 2018 for an aggregate sales price of $1.7 billion, and two properties in the first quarter of 2019 for an aggregate sales price of $477.8 million. As of September 30, 2019, the Company owned interests in 12 real estate investments, consisting of the following types of investments:

•	Domestic office investments (3 investments)

•	Domestic other investments (4 investments)

•	International office investments (4 investments)

•	International other investments (1 investments)

As of November 14, 2019, the Company has $751.6 million of debt scheduled to mature within a year. The Company does not have sufficient cash on hand or other legally binding commitments that can be utilized to repay such debt. In evaluating the Company’s current and projected sources of liquidity to meet the obligations of such debt, the Company has assessed its available options and has determined that its plan is to repay such obligations with proceeds from the sale of assets pursuant to the Plan of Liquidation. To the extent such proceeds are not sufficient, the Company has determined it is probable that it will either meet the covenant requirements necessary to exercise the extension options on its Revolving Credit Facility (as defined in Note 4) or that market-based alternatives to refinance the maturing debt will be available and that these actions will provide the necessary cash flows to repay the maturing debt.

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

Assets and Liabilities Held for Sale

As described previously, in connection with the execution of the Plan of Liquidation, the Company is actively working to sell its remaining properties by July 2020. Accordingly, in July 2019, the Company determined that all of its real estate properties and their related assets and associated liabilities should be classified as held for sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10. ASC 360-10 requires amounts related to assets held for sale to be recorded at the lower of their current carrying value or their estimated net realizable value (i.e. fair value less costs to sell). As a result, the Company recorded impairment losses on four of its properties during the three months ended September 30, 2019. See Note 7 — Fair Value Measurements for additional information regarding these impairment charges.

As ASC 360-10 requires the separate presentation of assets and liabilities classified as held for sale, we have aggregated and presented these assets and liabilities as one line on the balance sheet (“assets held for sale” and “liabilities associated with assets held for sale”, respectively), which are described further in the tables below. Further, as a result of the held for sale designation, no depreciation or amortization related to the properties was recorded after July 2019. These assets did not qualify to be classified as discontinued operations, because the sale of these assets does not represent a strategic shift in the Company’s operations. As of September 30, 2019, assets held for sale consisted of the following (in thousands):

September 30, 2019
Investment property, net	$1,478,289
Restricted cash	9,346
Tenant and other receivables, net	67,204
Intangible lease assets, net	106,200
Right-of-use asset, net	91,286
Deferred leasing costs, net	164,558
Deferred financing costs, net	845
Other assets	14,155
Total assets held for sale	$1,931,883

As of September 30, 2019, liabilities associated with assets held for sale consisted of the following (in thousands):

	September 30, 2019
Accounts payable and accrued expenses	$113,536
Due to affiliates	2,993
Intangible lease liabilities, net	50,631
Other liabilities	24,880
Notes payable, net	802,481	(1)
Total liabilities associated with assets held for sale	$994,521

(1)
Includes outstanding liabilities related to the Company’s Revolving Credit Facility, which is collateralized by several of the remaining properties and must be repaid after the sale of those properties.

Other Assets

Other assets included the following (in thousands):

	September 30, 2019	(1)	December 31, 2018
Prepaid expenses	$2,222		$1,770
Deferred tax assets	12,378		12,654
Other	220		341
Other assets	$14,820		$14,765

(1)	As of September 30, 2019, with the exception of $0.7 million related to corporate level activities, these amounts were included in other assets within assets held for sale.

Revenue Recognition

Rental payments are generally paid by the tenants prior to the beginning of each month or quarter to which they relate. As of September 30, 2019 and December 31, 2018, respectively, the Company recorded liabilities of $10.0 million and $15.5 million related to prepaid rental payments, which were included in liabilities associated with assets held for sale as of September 30, 2019 and other liabilities as of December 31, 2018 in the accompanying Condensed Consolidated Balance Sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease, including rent holidays, if any. Straight-line rent receivable was $44.1 million and $44.0 million as of September 30, 2019 and December 31, 2018, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in assets held for sale as of September 30, 2019 and in tenant and other receivables as of December 31, 2018 in the accompanying Condensed Consolidated Balance Sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Other revenues consist primarily of parking revenue. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02 which requires companies that lease assets to recognize on the balance sheet the right-of-use assets and related lease liabilities (“ASC 842”). The accounting by companies that own the assets leased by the lessee (the lessor) is largely unchanged from previous GAAP. The Company adopted ASC 842 as of January 1, 2019, and is using the modified retrospective approach. No adjustment to opening retained earnings was required.

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

Upon adoption, the Company elected the following practical expedients:

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

Lessee Accounting

•
The Company has two ground lease agreements in which the Company is the lessee for land underneath 25 Cabot Square. The Company previously recognized an amount related to these ground leases as part of the allocation of the purchase price of 25 Cabot Square, which was recorded to intangible lease assets, net. The leases have remaining terms of 198 years and 973 years. Upon adoption of ASC 842 on January 1, 2019, the Company reclassified approximately £58.3 million (approximately $74.4 million converted using an exchange rate of $1.28 per GBP on January 1, 2019) from intangible lease assets, net to right-of-use asset in the Company’s Condensed Consolidated Balance Sheet. As of September 30, 2019, the remaining balance was included as a right-of-use asset within assets held for sale. No lease liability was recorded since the payments required under the lease are immaterial.

•
The Company has a ground lease agreement in which the Company is the lessee for land underneath New City that is currently accounted for as an operating lease. The lease currently ends in December 2089 and has fixed payments. The rental expense associated with this lease was $0.2 million and $0.2 million for the nine months ended September 30, 2019, and 2018, respectively. The Company previously recognized an amount related to this ground lease as part of the allocation of the purchase price of New City, which was recorded to intangible lease assets, net. Upon adoption of ASC 842 on January 1, 2019, the Company recorded a right-of-use asset and lease liability of approximately $3.6 million in right-of-use asset, net and other liabilities, respectively, in the Company’s Condensed Consolidated Balance Sheets and reclassified an additional 65.1 million Polish zloty (“PLN”) (approximately $17.3 million converted using an exchange rate of $0.27 per PLN on January 1, 2019) from intangible lease assets, net to right-of-use asset in the Company’s Condensed Consolidated Balance Sheet. As of September 30, 2019, the remaining balances were included as a right-of-use asset within assets held for sale and in other liabilities within liabilities associated with assets held for sale.

The Company’s estimate of the amount of the right-of-use asset and lease liability included assumptions for the discount rate, which is based on the incremental borrowing rate of the lease contract. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a term similar to the lease.  Since the term of the New City ground lease is much longer than a typical borrowing, we derived the incremental borrowing rate of 6.4%, as the spread in a current financing quote for the property plus the applicable base rate corresponding to the longest term available in the base rate market. A reconciliation of our lease liabilities on an undiscounted cash flow basis for the ground lease at New City as of September 30, 2019, for the period from October 1, 2019 through December 31, 2019 and for each of the years ending December 31, 2020 through December 31, 2024 are as follows (in thousands):

Lease Payments
October 1, 2019 through December 31, 2019	$—
2020	222
2021	222
2022	222
2023	222
2024	222
Thereafter	14,446
Total	$15,556
Lease liabilities (1)	$3,433
Undiscounted excess amount	$12,123

(1) As of September 30, 2019, these amounts were included in other liabilities within liabilities associated with assets held for sale.

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

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	(1)	December 31, 2018
Buildings and improvements (2)	$1,214,814		$1,475,007
Less: accumulated depreciation	(117,958)		(172,659)
Buildings and improvements, net	1,096,856		1,302,348
Land	381,433		467,607
Investment property, net	$1,478,289		$1,769,955

(1)	As of September 30, 2019, these amounts were included in assets held for sale.

(2)
As of September 30, 2019, buildings and improvements included approximately $33.5 million of construction-in-progress related to the Company’s development at Summit III. In 2019, the Company commenced construction of Summit III, a new 374,220 square foot building at the Summit property. The office space has been fully pre-leased to a single tenant. The construction project is expected to be completed in 2020.

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

As of September 30, 2019, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles (1)
	In-Place Leases (2)	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$250,955	$22,169	$(88,578)
Less: accumulated amortization	(151,722)	(15,202)	37,947
Net	$99,233	$6,967	$(50,631)

(1)	As of September 30, 2019, these amounts were included in assets held for sale and liabilities associated with assets held for sale.

(2)
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

Amortization expense of in-place leases was $1.4 million and $10.6 million for the three months ended September 30, 2019 and 2018, respectively. Net amortization of out-of-market leases resulted in increases to rental revenue of $0.6 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively.

Amortization expense of in-place leases was $9.9 million and $43.1 million for the nine months ended September 30, 2019 and 2018, respectively. Net amortization of out-of-market leases resulted in increases to rental revenue of $2.7 million and $6.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Leases

The Company’s leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales.  Total billings related to expense reimbursements from tenants for the three and nine months ended September 30, 2019 was $12.5 million and $37.0 million, respectively, which is included in rental revenue on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has entered into non-cancelable lease agreements with tenants for space. As of September 30, 2019, the approximate fixed future minimum rentals for the period from October 1, 2019 through December 31, 2019, for each of the years ending December 31, 2020 through December 31, 2023 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals (1)
October 1, 2019 through December 31, 2019	$34,205
2020	134,968
2021	143,127
2022	136,571
2023	122,933
2024	110,841
Thereafter	778,747
Total	$1,461,392

(1) As of September 30, 2019, these amounts were related to assets classified as held for sale.

During the nine months ended September 30, 2019 and 2018, the Company did not earn more than 10% of its total rental revenue from any individual tenant.

4. DEBT FINANCING

As of September 30, 2019 and December 31, 2018, the Company had approximately $803.5 million and $678.1 million of principal outstanding, respectively, with a weighted average years to maturity of 0.6 years and 0.9 years, respectively, and a weighted average interest rate of 3.3% and 3.4%, respectively. The following table describes the Company’s debt outstanding at September 30, 2019 and December 31, 2018 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date	Interest Rate Description	Interest Rate as of September 30, 2019		Principal Outstanding at September 30, 2019 (1)	Principal Outstanding at December 31, 2018
Secured Mortgage Debt
Minneapolis Retail Center	8/2/2012	8/10/2019	Fixed	N/A		$—	$65,500
New City	3/28/2013	3/18/2021	Variable, subject to interest rate cap	2.30%		69,921	74,861
Perspective Défense	6/21/2013	7/25/2020	Variable	2.13%		76,412	80,108
25 Cabot Square	3/26/2014	3/26/2020	Fixed	3.50%		152,188	157,583
Other Notes Payable
JPMorgan Chase Revolving Credit Facility - Revolving Loan	4/13/2012	3/4/2020	Variable	3.56%	(3)	280,000	—
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	3/4/2020	Variable	3.49%		225,000	300,000
Total Principal Outstanding						$803,521	$678,052
Unamortized Deferred Financing Costs(2)						$(1,040)	$(1,285)
Notes Payable, net						$802,481	$676,767

(1)As of September 30, 2019, these amounts were included in liabilities associated with assets held for sale.

(2)Includes unamortized deferred financing costs related to the secured mortgage debt and the term loan commitment of the JPMorgan Chase Revolving Credit Facility (as defined below). Unamortized deferred financing costs related to the revolving loan commitment of the JPMorgan Chase Revolving Credit Facility were included in assets held for sale as of September 30, 2019.

(3)Represents the weighted average interest rate as of September 30, 2019.

The variable-rate debt has interest rates ranging from the LIBOR or EURIBOR screen rate plus 1.45% to 2.50% per annum. As of September 30, 2019, $55.8 million of one of the Company’s variable-rate loans was capped at a strike rate of 1.00%. Additionally, as of December 31, 2018, $140.0 million of our variable rate debt was capped at strike rates ranging from 1.00% to 2.00%.

JPMorgan Chase Revolving Credit Facility

In April 2012, the Operating Partnership entered into a credit agreement with JPMorgan Chase Bank, N.A. (the “Credit Agreement”), as administrative agent for itself and various lenders named in the Credit Agreement. The Company refers to the revolving loan commitment (the “Revolving Loan Commitment”) and term loan commitment (the “Term Loan Commitment”) collectively as the “Revolving Credit Facility.” As amended in June 2015, the borrowings may be denominated in U.S. dollars, British pound sterling, Euros, Australian dollars or Canadian dollars with up to $920.0 million maximum amount available under the Revolving Credit Facility.

In March 2019, the Company entered into an amendment to its Revolving Credit Facility, which resulted in the following changes:

•
a decrease in total commitments to $725.0 million, including a $225.0 million reduction of the Term Loan Commitment, and a $500.0 million reduction of the amount available under the Revolving Loan Commitment;

•	extended the maturity date to March 4, 2020, subject to three additional six-month extensions at the Company’s option and subject to the satisfaction of certain conditions.

During the nine months ended September 30, 2019, the Company made draws of approximately $280.0 million and payments of $75.0 million on the Revolving Credit Facility. From October 1, 2019 through November 14, 2019, the Company made additional borrowings of $18.0 million under the Revolving Credit Facility, resulting in an outstanding principal balance of $523.0 million as of November 14, 2019.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents.  The Company is not aware of any instances of noncompliance with financial covenants as of September 30, 2019.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for period October 1, 2019 through December 31, 2019, and each of the years ending December 31, 2020 through December 31, 2023 and for the period thereafter (amounts are in thousands):

	Payments due by Year
	October 1, 2019 through December 31, 2019	2020	2021	2022	2023	Thereafter
Principal payments	$549	$735,796	$67,176	$—	$—	$—

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

	Stockholders				Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Distributions Declared per Common Share	Total Declared
2019
September 30, 2019	$—	$—	$—	$—	$—
June 30, 2019	—	—	—	—	—
March 31, 2019	661,238	—	661,238	2.50	53
Total	$661,238	$—	$661,238	$2.50	$53
2018
December 31, 2018	$43,586	$—	$43,586	$0.1625	$134
September 30, 2018	36,970	7,187	44,157	0.1625	11,769	(1)
June 30, 2018	22,457	21,844	44,301	0.1625	52
March 31, 2018	22,126	22,294	44,420	0.1625	60
Total	$125,139	$51,325	$176,464	$0.65	$12,015

(1)
For the three months ended September 30, 2018, distributions declared to noncontrolling interests included a distribution totaling $11.6 million to an affiliate of Hines, who was the Company’s joint venture partner in the WaterWall joint venture, as a result of the sale of WaterWall Place.

6.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor, Hines and its affiliates for the periods indicated below and amounts unpaid as of September 30, 2019 and December 31, 2018 (in thousands):

	Incurred
	Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid as of
Type and Recipient	2019	2018	2019	2018	September 30, 2019	(1)	December 31, 2018
Asset Management Fee- the Advisor and affiliates of Hines	$6,665	$8,886	$20,015	$26,527	$2,031		$2,495
Disposition Fee- the Advisor	$—	$4,243	$4,777	$5,776	—		—
Other (2)	$1,878	$1,342	$4,513	$4,230	789		2,089
Property Management Fee- Hines	$1,003	$1,540	$3,010	$4,668	134		125
Development/Construction Management Fee- Hines	$558	$725	$1,574	$1,664	227		314
Leasing Fee- Hines	$260	$724	$804	$1,943	2,025		2,361
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	$1,728	$2,480	$5,787	$7,367	502		584
Due to Affiliates					$5,708		$7,968

(1)
As of September 30, 2019, with the exception of $2.7 million related to corporate level activities, these amounts were included in due to affiliates within liabilities associated with assets held for sale.

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

7.  FAIR VALUE MEASUREMENTS

Financial Instruments Fair Value Disclosures

As of September 30, 2019, the Company estimated that the fair value of its notes payable, which had a book value (excluding any unamortized discount or premium) of $803.5 million, was $804.2 million. As of December 31, 2018, the Company estimated that the fair value of its notes payable, which had a book value of $678.1 million, was $679.3 million. Management has utilized available market information, such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of September 30, 2019, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Impairment of Investment Property

As a result of the Company’s remaining real estate properties meeting the criteria to be classified as held for sale for the three months ended September 30, 2019, the Company determined that four of its remaining properties were impaired by $78.1 million based on such assets having carrying values that exceeded their estimated sales price less costs to sell based on the offers received (level 2 inputs) and third party broker consultations (level 3 inputs), which were obtained in conjunction with our marketing process during the quarter. Of this amount, $46.9 million is attributable to the requirement when real estate properties are classified as held for sale to include cumulative foreign currency translation adjustments (“cumulative CTA”) in the carrying value for two of our foreign denominated assets within the impairment tests in accordance with ASC 830, Foreign Currency Matters. These impairment losses are limited to the carrying amount of each asset. As of September 30, 2019, there is $8.4 million of cumulative CTA losses that may result in future losses due to those losses exceeding the current carrying value of the assets.

Prior to designating its properties as held for sale, investment properties were reviewed for impairment at each reporting period if events or changes in circumstances indicated that the carrying amount may not be recoverable. During the six months ended June 30, 2019, the Company determined that one of its properties was impaired by $7.2 million as a result of deteriorating market conditions and valued it using level 3 inputs. Additionally, for the year ended December 31, 2018, the Company determined that three of its properties (two of which were measured using executed purchase and sale agreements, which are considered level 2 inputs, and one of which was measured using level 3 inputs) were impaired as a result of deteriorating market conditions. The changes in assumptions resulted in the net book value exceeding the projected undiscounted cash flows for these properties. As a result, these properties were written down to fair value.

The following table summarizes activity for the properties measured at fair value, on a non-recurring basis as of September 30, 2019 and December 31, 2018 (in thousands).

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss
September 30, 2019	Investment property	$365,650	$—	$82,205	$283,445	$85,251
December 31, 2018	Investment property	$138,550	$—	$68,250	$70,300	$19,180

The Company’s estimated fair value of the property measured using level 3 inputs was based on comparisons of recent market activity, broker consultations, and discounted cash flow models, which include estimates of property-specific inflows and outflows over a specific holding period.  Significant unobservable quantitative inputs used in determining the fair value of the investment property for the nine months ended September 30, 2019 include: discount rates ranging from 7.21% to 9.30%; capitalization rates ranging from 6.25% to 9.00%; stabilized occupancy rates ranging from 91.7% to 94.6%; and current market rental rates ranging from $12.00 to $47.00 per square foot.  Significant unobservable quantitative inputs used in determining the fair value of the investment property for the period ended December 31, 2018 include: a discount rate of 9.00%; a capitalization rate of 8.00%; stabilized occupancy rate of 90.0%; and a current market rental rate of $25.00 per square foot.  These inputs are based on the location, type and nature of each property, current and anticipated market conditions, and management’s knowledge and expertise in real estate.

8. REPORTABLE SEGMENTS

The Company’s real estate investments are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company’s investments that are not office properties in “other” based on the geographic location of the investment, due to the Company’s ownership of interests in various different types of investments that do not stand alone as their own reportable segment. The Company’s reporting segments consist of the following, based on the Company’s investments as of September 30, 2019:

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

The tables below provide additional information related to each of the Company’s segments, geographic location and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts are in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total Revenue
Domestic office investments	$16,559	$32,882	$48,051	$98,579
Domestic other investments	19,129	20,924	56,394	66,199
International office investments	12,412	16,994	36,374	56,157
International other investments	1,120	6,789	2,695	26,297
Total Revenue	$49,220	$77,589	$143,514	$247,232

For the three and nine months ended September 30, 2019 and 2018 the Company’s total revenue was attributable to the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total Revenue
United States	72%	69%	73%	65%
United Kingdom	14%	5%	14%	8%
Poland	5%	7%	5%	7%
Russia	6%	3%	5%	3%
France	3%	2%	3%	2%
Australia	—%	10%	—%	9%
Germany	—%	4%	—%	6%

For the three and nine months ended September 30, 2019 and 2018, the Company’s property revenues in excess of expenses by segment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Property revenues in excess of expenses (1)
Domestic office investments	$10,699	$20,400	$29,569	$62,085
Domestic other investments	11,753	12,670	34,385	40,640
International office investments	6,411	9,981	17,944	31,331
International other investments	858	4,475	1,836	18,092
Property revenues in excess of expenses	$29,721	$47,526	$83,734	$152,148

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of September 30, 2019 and December 31, 2018, the Company’s total assets by segment was as follows (in thousands):

	September 30, 2019	December 31, 2018
Total Assets
Domestic office investments	$680,015	$913,982
Domestic other investments	677,923	715,919
International office investments	629,473	640,319
International other investments	14,403	33,905
Corporate-level accounts	9,132	195,586
Total Assets	$2,010,946	$2,499,711

As of September 30, 2019 and December 31, 2018, the Company’s total assets were attributable to the following countries:

	September 30, 2019	December 31, 2018
Total Assets
United States	68%	73%
United Kingdom	19%	14%
Poland	6%	5%
France	6%	5%
Russia	1%	2%
Australia	—%	1%

For the three and nine months ended September 30, 2019 and 2018, the reconciliation of the Company’s total property revenues in excess of expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation to property revenues in excess of expenses
Net income (loss)	$(73,215)	$149,112	$107,711	$184,368
Depreciation and amortization	4,246	24,632	30,553	88,056
Asset management fees	6,665	8,886	20,015	26,527
General and administrative expenses	1,932	2,212	6,359	8,187
Impairment Losses	78,066	4,274	85,251	9,378
(Gain) loss on derivatives	—	857	126	39
(Gain) loss on sale of real estate investments	(144)	(157,473)	(190,921)	(216,147)
Foreign currency (gains) losses	3,676	(3,818)	2,659	4,543
Interest expense	7,185	15,704	22,391	45,921
Other (income) expenses	(65)	(184)	(1,430)	(570)
(Benefit) provision for income taxes	1,375	95	1,020	(1,383)
Provision for income taxes related to the sale of real estate	—	3,229	—	3,229
Total property revenues in excess of expenses	$29,721	$47,526	$83,734	$152,148

9. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$20,031	$41,890
Cash paid for taxes	$1,724	$20,082
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$—	$26,283
Distributions reinvested	$—	$59,014
Shares tendered for redemption	$759	$14,229
Assumption of mortgage upon disposition of property	$—	$208,872
Accrued capital additions	$13,748	$19,542

10. COMMITMENTS AND CONTINGENCIES

In May 2018, Puget Sound Energy renewed its lease for its space in The Summit located in Bellevue, Washington. In connection with this lease, the Company committed to fund $9.7 million of tenant inducements, to be paid in future periods. As of September 30, 2019, $1.9 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses within liabilities associated with assets held for sale in the accompanying Condensed Consolidated Balance Sheet.

In September 2018, WeWork signed a lease for space in The Summit located in Bellevue, Washington. In connection with this lease, the Company committed to fund $14.0 million of tenant inducements, to be paid in future periods. As of September 30, 2019, $2.1 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses within liabilities associated with assets held for sale in the accompanying Condensed Consolidated Balance Sheet.

In December 2018, Amazon signed a lease for space in the new building that is being constructed at The Summit property, which is located in Bellevue, Washington. In connection with this lease, the Company committed to fund $40.7 million of tenant inducements, to be paid in future periods. As of September 30, 2019, $40.7 million of the Company’s commitment remained unfunded and is recorded in accounts payable and accrued expenses within liabilities associated with assets held for sale in the accompanying Condensed Consolidated Balance Sheet. See “Note 3 — Investment Property” for more information on the building construction project.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include statements concerning future financial performance and liquidating distributions, future asset dispositions, the timing of the completion of the Plan of Liquidation and Dissolution (the “Plan of Liquidation”), future debt and financing levels, investment objectives, payments to Hines Global REIT Advisors Limited Partnership (the “Advisor”), and its affiliates and other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto as well as all other statements that are not historical statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

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

—
Unanticipated difficulties, expenditures or delays relating to our implementation of our Plan of Liquidation, which may reduce or delay our payment of additional liquidating distributions to our stockholders;

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

—
Risks related to the United Kingdom's pending exit from the European Union (“Brexit”), including, but not limited to the decline of revenue derived from, and the market value of, our properties located in the United Kingdom and continental Europe; and

—
Our ability to refinance or sell our properties located in the United Kingdom and continental Europe may be impacted by the economic and political uncertainty following the approval of “Brexit” by a majority of votes in the United Kingdom in June 2016 and the subsequent notice of departure sent by the United Kingdom to the European Union in March 2017, commencing the two-year period of negotiations to determine the terms of the United Kingdom’s relationship with the European Union after the exit, including, among other things, the terms of trade between the United Kingdom and the European Union. Without further agreement, the United Kingdom will formally leave the European Union on January 31, 2020.

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

From January 2018 through February 2019, we paid Return of Capital Distributions totaling approximately $4.00 per share, consisting of the $1.05 per share Special Distribution, the $0.12 per share Return of Invested Capital Distributions, the $0.33 per share monthly liquidating distributions paid between August 2018 and January 2019, and the $2.50 per share liquidating distribution paid in February 2019. We expect to make the final liquidating distribution on or before July 17, 2020 (24 months after stockholder approval of the Plan of Liquidation). However, there can be no assurances regarding the timing or amounts of any further liquidating distributions, that we will ultimately pay aggregate liquidating distributions within the range estimated by our board of directors when it approved the Plan of Liquidation in April 2018, or that we will make the final distribution on or before July 17, 2020. In addition, even if we sell all of our assets by July 17, 2020, we may determine not to distribute all distributable cash by that date and may establish a reserve to provide for any remaining obligations and to cover our expenses as we complete our wind down and dissolution.

At the peak of our acquisition phase, we owned interests in 45 properties. We sold interests in six properties for an aggregate sales price of $1.0 billion during 2017, 20 properties for an aggregate sales price of $1.7 billion during 2018 and two additional properties in the first quarter of 2019 for an aggregate sales price of $477.8 million. As of September 30, 2019, we owned 12 properties in our portfolio that include the following investments:

•	Domestic office investments (3 investments)

•	Domestic other investments (4 investments)

•	International office investments (4 investments)

•	International other investments (1 investments)

Our portfolio is comprised of approximately 68% domestic and 32% international investments and our current investment types encompass approximately 60% office, 39% retail, and 1% industrial based on the estimated values of our investments as of September 30, 2019, which were based on the appraised values of our real estate investments as of December 31, 2018.

The following table provides additional information regarding each of the properties in which we owned an interest as of September 30, 2019.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (1)	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
Domestic Office Investments
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	531,916	76%
Riverside Center	Boston, Massachusetts	Office	3/2013; $197.1	5.7%	509,702	99%
The Summit (3)	Bellevue, Washington	Office	3/2015; $316.5	5.6%	539,576	96%
Total for Domestic Office Investments					1,581,194	90%

Domestic Other Investments
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	398,585	99%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,557	91%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	768,381	92%
The Rim	San Antonio, Texas	Retail	2/2014, 4/2015, 12/2015 & 12/2016: $285.9	5.9%	1,044,137	91%
Total for Domestic Other Investments					2,528,660	93%

International Office Investments
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	94,239	92%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,591	85%
Perspective Défense	Paris, France	Office	6/2013; $165.8	8.5%	289,657	56%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	479,437	81%
Total for International Office Properties					1,347,924	78%

International Other Investments
FM Logistic	Moscow, Russia	Industrial	4/2011; $70.8	11.2%	748,578	100%
Total for International Other Investments					748,578	100%
Total for All Investments					6,206,356	90%

(1)	For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

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

Financial Condition, Liquidity and Capital Resources

Historically, our most significant demands for funds were related to the purchase of real estate properties and other real estate-related investments. Specifically, we funded $5.1 billion of real estate investments using $3.1 billion of proceeds from our public offerings, including the DRP offerings, and debt proceeds. We invested all of the proceeds raised through our public offerings by the end of 2015. As a result, any real estate investments we made since that time were funded using proceeds from the dispositions of other real estate investments, debt proceeds, or our distribution reinvestment plan. Our significant demands for funds now include the payment of operating expenses and debt service. Generally, we expect to meet these operating cash needs using cash flows from operating activities.

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

We believe that the proper use of leverage can enhance returns on real estate investments. As of September 30, 2019, our portfolio was 33% leveraged, based on the values of our real estate investments. At that time, we had $803.5 million of principal outstanding under our various loan agreements with a weighted average interest rate of 3.3%, including the effects of related interest rate caps. As of November 14, 2019, approximately $751.6 million of our loans are maturing within a year. We intend to repay loans using proceeds from the sale of our real estate investments, but may refinance them or use proceeds from our revolving credit facility with JPMorgan Chase Bank, N.A. (the “Revolving Credit Facility”), or other available cash if we are unable to refinance them at satisfactory terms.

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

Net cash provided by operating activities decreased by $30.4 million for the nine months ended September 30, 2019, as compared to the same period in the prior year, primarily due to our dispositions of 20 properties in 2018 and 2 properties in 2019.

Cash Flows from Investing Activities

Net cash from investing activities primarily relates to proceeds received from the sales of our real estate investments and capital expenditures at our properties. Net cash from investing activities increased $72.3 million for the nine months ended September 30, 2019 compared to the same period in 2018, primarily due to property sales. Additional details regarding the change between the two periods are summarized below.

2019

•
We received net proceeds of $454.0 million, primarily from the sale of two properties during the nine months ended September 30, 2019. See “Note 3 — Investment Property” for additional information regarding the sale of the properties.

•	We paid $56.3 million in capital expenditures primarily at 25 Cabot Square and The Summit.

2018

•	We received proceeds of $374.2 million from the sale of seven properties during the nine months ended September 30, 2018.

•	We paid $48.8 million in capital expenditures at our operating properties.

Cash Flows from Financing Activities

Redemptions

In December 2018, the Board determined to suspend our share redemption program, effective February 2, 2019, except for redemption requests related to the death or disability of the stockholder. During the nine months ended September 30, 2019 and 2018, respectively, we redeemed $28.2 million and $89.5 million in shares of our common stock through our share redemption program.

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

Distributions paid to stockholders (including those reinvested in stock) during the nine months ended September 30, 2019 and 2018 were $675.7 million and $421.3 million, respectively.

The table below contains additional information regarding distributions declared to our stockholders and noncontrolling interest holders as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders				Noncontrolling Interests		Distributions funded from Cash Flows From Operating Activities (3)
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	(1)	Total Declared
2019
September 30, 2019	$—	$—	$—		$—		$—	—%
June 30, 2019	—	—	—		—		—	—%
March 31, 2019	661,238	—	661,238		53		—	—%
Total	$661,238	$—	$661,238		$53		$—	—%

2018
December 31, 2018	$43,586	$—	$43,586		$134		$—	—%
September 30, 2018	36,970	7,187	44,157		11,769	(2)	—	—%
June 30, 2018	22,457	21,844	44,301		52		—	—%
March 31, 2018	22,126	22,294	44,420		60		—	—%
Total	$125,139	$51,325	$176,464		$12,015		$—	—%

(1)	Includes Return of Capital Distributions as described above.

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

Debt Financings

We have utilized permanent mortgage financing to leverage returns on our real estate investments and have used borrowings under our Revolving Credit Facility to provide funding for near-term working capital needs. As mentioned previously, our portfolio was 33% leveraged as of September 30, 2019 (based on the values of our real estate investments) with a weighted average interest rate of 3.3%.

Below is additional information regarding our loan activities for the nine months ended September 30, 2019 and 2018. See “Note 4 — Debt Financing” for additional information regarding our outstanding debt:

2019

•	We borrowed approximately $280.0 million and made payments of $75.0 million under our Revolving Credit Facility.

•	We made a payment of $65.5 million to pay in full the mortgage loan for Minneapolis Retail Center in August 2019.

•	We made payments of $2.0 million related to deferred financing costs due to the refinancing of the Revolving Credit Facility in March 2019.

2018

•	We borrowed approximately $337.0 million and made payments of $241.0 million under our Revolving Credit Facility.

•	We made a payment of $28.3 million to pay in full the mortgage loan for 100 Brookes in January 2018.

•	We made a payment of $44.9 million to pay in full the secured mortgage loan related to WaterWall Place upon the sale of the property in September 2018.

•	We made a payment of $170.0 million to pay in full the mortgage loan for The Summit in September 2018.

•	We made payments of $7.6 million on our remaining outstanding mortgage loans.

Results of Operations

Same-store Analysis

The following table presents the property-level revenues in excess of expenses for the three months ended September 30, 2019, as compared to the same period in 2018, by reportable segment. Same-store properties for the three months ended September 30, 2019 include 12 properties that were 90% and 86% leased as of September 30, 2019 and September 30, 2018 (amounts in thousands, except for percentages):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$10,470	$8,590	$1,880	22%
Domestic other investments	11,762	12,291	(529)	(4)%
International office investments	6,507	3,924	2,583	66%
International other investments	1,009	643	366	57%
Total same-store properties	29,748	25,448	4,300	17%
Disposed properties	(27)	22,078	(22,105)	*
Total property revenues in excess of expenses	$29,721	$47,526	$(17,805)	(37)%

Other
Depreciation and amortization	$4,246	$24,632	$(20,386)	(83)%
Impairment losses	$78,066	$4,274	$73,792	1,727%
Gain (loss) on sale of real estate investments	$144	$157,473	$(157,329)	*
Interest expense	$7,185	$15,704	$(8,519)	(54)%
Income tax provision (benefit)	$1,375	$95	$1,280	1,347%
Provision for income taxes related to sale of real estate	$—	$3,229	$(3,229)	(100)%

* Not a meaningful percentage

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

In total, property revenues in excess of expenses of our same-store properties increased by 17% for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

Domestic office investments:

◦
Revenues in excess of expenses of Riverside Center increased $1.0 million primarily due to increased occupancy. Riverside Center was 99% leased at September 30, 2019 compared to 86% at September 30, 2018.

◦	Revenues in excess of expenses of The Summit increased $0.8 million, primarily due to leasing activity with favorable lease terms at the property in May 2019.

International office investments:

◦
Revenues in excess of expenses of 25 Cabot Square increased $2.2 million primarily due to increased occupancy. Cabot was 81% leased at September 30, 2019, compared to 59% at September 30, 2018, due to leasing activity following the completion of portions of the redevelopment project at the property in 2019.

Other changes

The decrease in depreciation and amortization is partially due to the sales of an aggregate of 22 of our properties from January 2018 through September 30, 2019. In addition, no depreciation or amortization was recorded after July 2019 due to our properties being classified as held for sale.

For the three months ended September 30, 2019, we recorded impairment charges totaling $78.1 million on four of our properties (in connection with designating our remaining properties as held for sale). The amount of the impairment charges represents the amount by which the carrying value exceeded the estimated net realizable value for each of these four properties. For the three months ended September 30, 2018, we determined that one of our investment properties was impaired based on deteriorating market conditions. As a result, an impairment loss of $4.3 million was recorded to write down its carrying value to its fair value as of September 30, 2018.

The gain on sale of real estate investments of $157.5 million was primarily due to the sale of four real estate investments during the three months ended September 30, 2018. No real estate investments were sold during the three months ended September 30, 2019.

The decrease in interest expense is due to having less outstanding debt during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

The increase in income tax provision from the three months ended September 30, 2018 to the three months ended September 30, 2019 is primarily due to a valuation allowance recorded against a deferred tax asset at a property recorded during the period and the effect of the sale of our properties in 2018.

The provision for income taxes related to sale of real estate is due to taxes recognized upon the sale of German Logistics Properties in August 2018 for the three months ended September 30, 2018. No provision for income taxes related to sale of real estate was recorded for the three months ended September 30, 2019.

The following table presents the property-level revenues in excess of expenses for the nine months ended September 30, 2019, as compared to the same period in 2018, by reportable segment. Same-store properties for the nine months ended September 30, 2019 include 12 properties that were 90% and 86% leased as of September 30, 2019 and September 30, 2018, (amounts in thousands, except for percentages):

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$27,989	$27,592	$397	1%
Domestic other investments	34,446	38,828	(4,382)	(11)%
International office investments	18,491	12,829	5,662	44%
International other investments	2,304	2,066	238	12%
Total same-store properties	83,230	81,315	1,915	2%
Disposed properties	504	70,833	(70,329)	*
Total property revenues in excess of expenses	$83,734	$152,148	$(68,414)	(45)%

Other
Depreciation and amortization	$30,553	$88,056	$(57,503)	(65)%
Impairment losses	$85,251	$9,378	$75,873	809%
Gain on sale of real estate investments	$190,921	$216,147	$(25,226)	(12)%
Interest expense	$22,391	$45,921	$(23,530)	(51)%
Income tax provision (benefit)	$1,020	$(1,383)	$2,403	(174)%
Provision for income taxes related to sale of real estate	$—	$3,229	$(3,229)	(100)%

* Not a meaningful percentage

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes, and property management fees.

In total, property revenues in excess of expenses of our same-store properties increased by 2% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Set forth below is a description of the significant variances in our property revenues in excess of expenses at our same-store properties:

Domestic other investments:

◦
Revenues in excess of expenses of the Markets at Town Center decreased $3.3 million primarily due to the write-off of below-market lease intangibles, related to an anchor tenant vacating the property in June 2018.

◦	Revenues in excess of expenses of The Rim decreased $0.5 million primarily due to decreased occupancy. The Rim was 91% leased at September 30, 2019 compared to 94% leased at September 30, 2018.

International office investments:

◦
Revenues in excess of expenses of 25 Cabot Square increased $5.3 million primarily due to increased occupancy. Cabot was 81% leased at September 30, 2019, compared to 59% at September 30, 2018, due to leasing activity following the completion of portions of the redevelopment project at the property in 2019.

Other changes

The decrease in depreciation and amortization is partially due to the sale of an aggregate of 22 of our properties from January 2018 through September 30, 2019. In addition, no depreciation or amortization was recorded from August through September 30, 2019 due to our properties being classified as held for sale.

For the three months ended September 30, 2019, we recorded impairment charges totaling $78.1 million on four of our properties (in connection with designating our remaining properties as held for sale). The amount of the impairment charges represents the amount by which the carrying value exceeded the estimated net realizable value for each of these four properties. Additionally, for the six months ended June 30, 2019, we determined that one of our investment properties was impaired based on deteriorating market conditions. As a result, an impairment loss of $7.2 million was recorded to write down its carrying value to its fair value as of June 30, 2019. For the nine months ended September 30, 2018, we determined that two of our investment properties were impaired based on deteriorating market conditions. As a result, an impairment loss of $9.4 million was recorded to write down their carrying value to their fair value as of September 30, 2018.

The gain on sale of real estate investments of $190.9 million is primarily due to the sale of two of our properties during the nine months ended September 30, 2019. The gain on sale of real estate investments of $216.1 million is primarily due to the sale of five properties during the nine months ended September 30, 2018.

The decrease in interest expense is due to having less outstanding debt during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

The change from income tax benefit for the nine months ended September 30, 2018 to income tax provision for the nine months ended September 30, 2019 is primarily due to a valuation allowance recorded against a deferred tax asset at a property recorded during the period and the effect of the sale of our properties in 2018.

The provision for income taxes related to sale of real estate is due to taxes recognized upon the sale of German Logistics Properties in August 2018 for the nine months ended September 30, 2018. No provision for income taxes related to sale of real estate was recorded for the nine months ended September 30, 2019.

Other Expenses

The tables below provide details relating to our asset management, general and administrative expenses, and foreign currency gains (losses) for the three and nine months ended September 30, 2019 and 2018.  All amounts in thousands, except percentages:

	Three Months Ended September 30,		Change
	2019	2018	$	%
Asset management fees	$6,665	$8,886	$(2,221)	(25)%
General and administrative expenses	$1,932	$2,212	$(280)	(13)%
Foreign currency gains (losses)	$(3,676)	$3,818	$(7,494)	(196)%

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Asset management fees	$20,015	$26,527	$(6,512)	(25)%
General and administrative expenses	$6,359	$8,187	$(1,828)	(22)%
Foreign currency gains (losses)	$(2,659)	$(4,543)	$1,884	(41)%

The changes identified in the tables above are primarily due to the following:

•
We pay monthly asset management fees to the Advisor based on an annual fee of 1.5% of the net equity capital invested in real estate. Asset management fees for the three and nine months ended September 30, 2019 were lower as compared to the three and nine months ended September 30, 2018 due to the sale of 22 of our properties during 2018 and the first quarter of 2019.

•
General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2019 were lower as compared to the three and nine months ended September 30, 2018 as a result of higher professional fees incurred during the three and nine months ended September 30, 2018 relating to the Plan of Liquidation, as well as decreased costs as a result of the sale of 22 of our properties during 2018 and the first quarter of 2019.

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

During the nine months ended September 30, 2019 and 2018, these gains/losses were primarily related to the effect of remeasuring our borrowings denominated in currencies other than our functional currencies and the changes to the related exchange rates between the date of the borrowing and the end of each period.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations (in thousands, except per share amounts) for the three and nine months ended September 30, 2019 and 2018 and the period from inception (December 10, 2008) through September 30, 2019. As we are in the process of liquidating our portfolio, FFO and MFFO are not useful in comparing operations for the two periods presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (December 10, 2008) through September 30, 2019
	2019	2018	2019	2018
Net income (loss)	$(73,215)	$149,112	$107,711	$184,368	$901,544
Depreciation and amortization (1)	4,246	24,632	30,553	88,056	1,124,570
Loss (gain) on sale of investment property (2)	(144)	(157,473)	(190,921)	(216,147)	(1,302,656)
Impairment Losses (3)	78,066	4,274	85,251	9,378	111,556
Provision for income taxes related to sale of real estate	—	3,229	—	3,229	35,757
Gain on sale of property from unconsolidated subsidiary	—	—	—	—	(7,196)
Adjustments for noncontrolling interests (4)	8	3	30	(30)	(31,603)
Funds from Operations attributable to common stockholders	8,961	23,777	32,624	68,854	831,972
Loss (gain) on derivative instruments (5)	—	857	126	39	(6,177)
Loss (gain) on foreign currency (6)	2,945	(4,303)	2,060	3,353	42,485
Other components of revenues and expenses (7)	(2,769)	3,618	(3,514)	7,307	(28,863)
Acquisition fees and expenses (8)	—	—	—	—	223,148
Adjustments for noncontrolling interests (4)	—	—	—	(1)	5,216
Modified Funds From Operations attributable to common stockholders	$9,137	$23,949	$31,296	$79,552	$1,067,781
Basic and diluted income (loss) per common share	$(0.28)	$0.51	$0.41	$0.64	$4.66
Funds From Operations attributable to common stockholders per common share	$0.03	$0.09	$0.12	$0.25	$4.59
Modified Funds From Operations attributable to common stockholders per common share	$0.03	$0.09	$0.12	$0.29	$5.89
Weighted average shares outstanding	263,833	271,733	264,613	272,563	181,333

Notes to the table:

(1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO. In addition, no depreciation or amortization was recorded after July 2019, due to our properties being classified as held for sale.

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

(7)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (December 10, 2008) through September 30, 2019
	2019	2018	2019	2018
Straight-line rent adjustment (a)	$(3,281)	$(1,311)	$(9,636)	$(2,160)	$(117,874)
Amortization of lease incentives (b)	1,125	5,208	8,871	15,519	73,545
Amortization of out-of-market leases (b)	(613)	(279)	(2,749)	(6,052)	12,459
Other	—	—	—	—	3,007
	$(2,769)	$3,618	$(3,514)	$7,307	$(28,863)

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

From inception through September 30, 2019, we declared operating distributions to our stockholders totaling $1.0 billion (which does not include $1.1 billion of Return of Capital Distributions declared from December 2017 to February 2019), compared to total aggregate FFO of $832.0 million and cash flows from operating activities of $585.0 million. For the three months ended September 30, 2019, we declared no operating distributions to our stockholders, compared to total aggregate FFO of $9.0 million. For the three months ended September 30, 2018, we declared no operating distributions to our stockholders compared to total aggregate FFO of $23.8 million. For the nine months ended September 30, 2019, we declared no operating distributions (excluding $661.2 million of liquidating distributions declared in February 2019) to our stockholders, compared to total aggregate FFO of $32.6 million. For the nine months ended September 30, 2018, we declared operating distributions to our stockholders totaling $56.0 million, compared to total aggregate FFO of $68.9 million. Our board of directors does not intend to declare additional operating distributions, and intends for all future distributions to be liquidating distributions. During our offering and investment stages, we incurred acquisition fees and expenses in connection with our real estate investments, which were recorded as reductions to net income (loss) and FFO. From inception through September 30, 2019, we incurred acquisition fees and expenses totaling $223.1 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At September 30, 2019, we had fixed-rate debt of $152.2 million and variable-rate debt of $651.3 million. If interest rates were to increase by 1% and all other variables were held constant, we would incur $6.5 million in additional annual interest expense associated with our variable-rate debt. Additionally, we hedged approximately $55.8 million of our variable-rate debt using interest rate caps, which limit our exposure to rising interest rates. As of September 30, 2019, the variable interest rates did not exceed their capped interest rates.

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

	Reduction in Book Value as of September 30, 2019	Reduction in Net Income (Loss) for the Nine Months Ended September 30, 2019
EUR	$8,769	$557
GBP	$18,770	$28
RUB	$971	$4,374

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of November 14, 2019, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
July 1, 2019 to July 31, 2019	95,787	$6.17	95,787	—
August 1, 2019 to August 31, 2019	155,490	$6.17	155,490	—
September 1, 2019 to September 30, 2019	117,204	$6.17	117,204	—
Total	368,481	$6.17	368,481

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
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 14, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES GLOBAL REIT, INC.

November 14, 2019	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

November 14, 2019	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer