Form 10-K
period 2019-12-31
Hines Global REIT, Inc.
filed 2020-03-30
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
The registrant had 262.9 million shares of common stock outstanding as of March 20, 2020.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, economic conditions that may impact our operations, our ability to effectively liquidate our assets and pay liquidating distributions to our stockholders in the expected time frame or at all, our future leverage and financial position, our future capital expenditures, future distributions, other developments and trends in the commercial real estate industry and our business strategy. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.

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

The following are some of the risks and uncertainties which could cause actual results to differ materially from those presented in certain forward-looking statements:

—	Whether we will be able to complete the sale of all or substantially all of our assets as expected;

—
Unanticipated difficulties, expenditures or delays relating to our implementation of our plan of liquidation and dissolution, which may reduce or delay our payment of additional liquidating distributions to our stockholders;

—	Risks associated with the potential response of tenants, business partners and competitors to our adoption and implementation of our plan of liquidation and dissolution;

—	Risks associated with legal proceedings that may be instituted against us and others related to the Plan of Liquidation;

—	Competition for tenants, including competition with affiliates of Hines Interests Limited Partnership (“Hines”);

—
Our reliance on Hines Global REIT Advisors LP (the “Advisor”), Hines and affiliates of Hines for our day-to-day operations and the management of our real estate investments, and our advisor’s ability to attract and retain high-quality personnel who can provide service at a level acceptable to us;

—
Risks associated with conflicts of interest that result from our relationship with our Advisor and Hines, as well as conflicts of interests certain of our officers and directors face relating to the positions they hold with other entities;

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

—
Risks associated with adverse changes in general economic or local market conditions, including pandemics such as COVID-19 (more commonly referred to as the Coronavirus), terrorist attacks and other acts of violence, which may negatively affect the markets in which we and our tenants operate;

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

—	The lack of liquidity associated with our assets;

—	Our ability to continue to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; and

—
Risks related to the United Kingdom's exit from the European Union (“Brexit”), including, but not limited to the decline of revenue derived from, and the market value of, our properties located in the United Kingdom and Poland, which may negatively impact on our ability to sell these properties and the pricing we are able to receive.

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in “Item 1A. Risk Factors” of this Annual Report.

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

Hines Global conducts most of its activities through, and most of its real estate investments are held directly or indirectly by, Hines Global REIT Properties, LP (the “Operating Partnership”), which was formed on January 7, 2009. Hines Global contributed the proceeds it received from the issuance of common shares to the Operating Partnership and the Operating Partnership in turn issued general partner interests to Hines Global. The general partner interests entitle Hines Global to receive its share of the Operating Partnership’s earnings or losses and distributions of cash flow.

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

In April 2018, our board of directors estimated that, in addition to regular operating distributions paid to our stockholders, if we are able to successfully execute the Plan of Liquidation, after the sale of all or substantially all of the Company’s assets and the payment of all of the Company’s outstanding liabilities, we will have made total distributions to our stockholders of approximately $10.00 to $11.00 per share of the Company’s common stock, consisting of three components: (i) the $1.05 per share special distribution paid to stockholders in January 2018 (the “Special Distribution”); (ii) the $0.12 per share of return of invested capital distributions paid to stockholders for the six months ended June 30, 2018; and (iii) the range of liquidating distributions to be made pursuant to the Plan of Liquidation of $8.83 to $9.83 per share, estimated by our board of directors on April 23, 2018, and we have made liquidating distributions of approximately $2.83 per share to date. We have been working diligently to successfully execute the Plan of Liquidation and make final liquidating distributions to our stockholders. Our original goal was to complete the liquidation and make final distributions to our stockholders by July 17, 2020 (24 months after stockholder approval of the Plan of Liquidation). While we have been actively marketing the remaining assets for disposition, the recent spread of the COVID-19 (more commonly referred to as the Coronavirus) pandemic and its impact on the global economic environment has had, and is expected to continue to have, an adverse impact on overall market conditions and our disposition process. At this time, we cannot predict the ultimate impact to our disposition process or timing, but we believe we are proactively positioning our portfolio to best adapt to the evolving circumstances. In light of numerous risks and uncertainties, which include the recent economic uncertainty and disruption related to the Coronavirus pandemic, there can be no assurances regarding when we will complete our liquidation or the amounts of any liquidating distributions or the timing thereof. Further, we can provide no assurances that the aggregate liquidating distributions that are ultimately paid to our stockholders will be within the range of total liquidating distributions estimated by our board of directors in April 2018. If we are unable to complete the liquidation and make final distributions to our stockholders by July 17, 2020, we expect that any remaining assets and liabilities of the Company would be transferred into a liquidating trust as described in the Plan of Liquidation approved by our stockholders in July 2018. In addition, even if we sell all of our assets by July 17, 2020, we may determine not to distribute all distributable cash by that date and may establish a reserve to provide for any remaining obligations and to cover our expenses as we complete our wind down and dissolution. See “Distributions Objectives” later in this section for additional information regarding distributions made pursuant to the Plan of Liquidation.

From January 2018 through February 2019, we paid return of capital distributions totaling approximately $4.00 per share (the “Return of Capital Distributions”), consisting of the $1.05 per share Special Distribution, $0.12 per share of return of invested capital distributions, $0.33 per share of monthly liquidating distributions paid between August 2018 and January 2019, and a $2.50 per share liquidating distribution paid in February 2019. We expect to make the final liquidating distribution on or before July 17, 2020 (24 months after stockholder approval of the Plan of Liquidation). However, there can be no assurances regarding the timing or amounts of any further liquidating distributions, that we will ultimately pay aggregate liquidating distributions within the range estimated by our board of directors when it approved the Plan of Liquidation in April 2018, or that we will make the final distribution on or before July 17, 2020. In addition, even if we sell all of our assets by July 17, 2020, we may determine not to distribute all distributable cash by that date and may establish a reserve to provide for any remaining obligations and to cover our expenses as we complete our wind down and dissolution.

At the peak of our acquisition phase, we owned interests in 45 properties. We sold interests in six properties for an aggregate sales price of $1.0 billion during 2017, 20 properties for an aggregate sales price of $1.7 billion during 2018, four properties for an aggregate sales price of $1.3 billion in 2019, and two additional properties through March 30, 2020 for an aggregate sales price of $379.9 million. As of March 30, 2020, we owned eight properties in our portfolio that include the following investments:

•	Domestic office investments (1 investments)

•	Domestic other investments (4 investments)

•	International office investments (3 investments)

We have no employees. Our business is managed by our Advisor, an affiliate of our sponsor, Hines, under the terms and conditions of an advisory agreement between us, the Operating Partnership and the Advisor (the “Advisory Agreement”). As compensation for these services, we pay or have paid the Advisor asset management, acquisition, debt financing and disposition fees and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the Advisory Agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay property management and leasing fees in connection with these services. Hines is owned and controlled by or for the benefit of Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 4,500 employees have over 60 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Our office is located at 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Our telephone number is 1-888-220-6121. Our web site is www.HinesSecurities.com. The information on our website is not incorporated by reference into this report.

Financing Strategy and Policies

We have and may continue to use debt financing from time to time for property improvements, lease inducements, tenant improvements, redemptions and other working capital needs. As of December 31, 2019, our portfolio was 23% leveraged based on the December 31, 2018 appraised values of our real estate investments. Following the sale of two additional properties subsequent to December 31, 2019 through March 30, 2020, which were used to repay debt, our portfolio was approximately 12% leveraged based on the December 31, 2018 appraised values of our real estate investments.

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

We declared distributions of approximately $0.65 per share, per year for the years ended December 31, 2018 and 2017. Approximately $0.45 per share of these distributions declared for the year ended December 31, 2018 were designated as a return of a portion of the stockholders’ invested capital as described further below. Additionally in December 2017, we declared a special distribution of $1.05 per share, described below.

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

•
Approximately $0.33 per share resulting from the monthly liquidating distributions declared for the months of July 2018 through December 2018 (approximately $0.0541667 per share, per month), which reduced the stockholders’ remaining investment in the Company.

•	a $2.50 per share liquidating distribution declared to all stockholders of record as of February 13, 2019 and paid in February 2019.

In April 2018, when our board of directors initially approved the Plan of Liquidation, we reported that if we are able to successfully execute the Plan of Liquidation, then after the sale of all our assets and the payment of all our outstanding liabilities, we expect we will have made liquidating distributions pursuant to the Plan of Liquidation in the range of $8.83 to $9.83 per share of common stock, estimated by our board of directors as of April 23, 2018, which are in addition to the $1.17 return of invested capital distributions previously paid by the Company. As described above, we have paid approximately $2.83 per share of liquidating distributions pursuant to the Plan of Liquidation as of March 30, 2020. In light of numerous risks and uncertainties, which include the recent economic uncertainty and disruption related to the Coronavirus pandemic, there can be no assurances regarding when we will complete our liquidation or the amounts of any liquidating distributions or the timing thereof. Further, we can provide no assurances that the aggregate liquidating distributions that are ultimately paid to our stockholders will be within the range of total liquidating distributions estimated by our board of directors in April 2018. If we are unable to complete the liquidation and make final distributions to our stockholders by July 17, 2020, we expect that any remaining assets and liabilities of the Company would be transferred into a liquidating trust as described in the Plan of Liquidation approved by our stockholders in July 2018. In addition, even if we sell all of our assets by July 17, 2020, we may determine not to distribute all distributable cash by that date and may establish a reserve to provide for any remaining obligations and to cover our expenses as we complete our wind down and dissolution.

Because we have already sold a significant number of assets and we are continuing to sell all of our remaining assets pursuant to our Plan of Liquidation, we determined to stop paying monthly distributions for periods after December 2018. Any future distributable income earned from the remaining properties will be included in future liquidating distributions to stockholders.

Tax Status

We have elected to be treated as a REIT under the Code. Our management believes that we operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for U.S. federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2019, 2018 and 2017 in the accompanying consolidated financial statements.  Income tax expense recorded by the Company during each of these years was primarily comprised of foreign income taxes related to the operation of its international properties.

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

Tenants

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. During the years ended December 31, 2019, 2018 and 2017, respectively, we did not earn more than 10% of total rental revenues from any individual tenant.

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

We cannot give any assurances as to the prices at which any of our properties ultimately will be sold, or the timing of such sales. Real estate market values are constantly changing and fluctuate with changes in interest rates, availability of financing, changes in general economic conditions and real estate tax rates, competition in the real estate market, the availability of suitable buyers, the perceived quality, consistency and dependability of income flows from tenancies and a number of other local, regional and national factors. In addition, environmental contamination, potential major repairs which are not presently contemplated, increased operating costs or other unknown liabilities, including in connection with non-compliance with applicable laws, if any, at the Company’s properties may adversely impact the sales price of those assets. As a result, the actual prices at which we are able to sell our properties may be less than the amounts we have assumed for purposes of stating the estimated range of liquidating distributions, which would result in the amount of such distributions being lower than our original estimate and the timing of the sales of our properties may not occur within the expected time frame. The amount available for distributions may also be reduced if the expenses we incur in selling our properties are greater than anticipated. In calculating our estimated range of liquidating distributions, we assumed that we will be able to find buyers for all of our assets at amounts based on our estimated range of market values for each property. However, for a variety of reasons, some of which are outside of our control, we may have overestimated the sales prices that we will ultimately be able to obtain for these assets. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s market value. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating distributions to our stockholders would be delayed or reduced. Furthermore, the estimated range of liquidating distributions to have been made under the Plan of Liquidation of $8.83 to $9.83 per share of the Company’s common stock, estimated by the Board as of April 23, 2018 is based upon: (i) the board of director’s estimate of the range of proceeds to be received by the Company from the sale of the Company’s properties pursuant to the Plan of Liquidation, (ii) the amount of indebtedness owed on each property, including any estimated penalties that we expect to incur at the time of the disposition of such properties for early payment thereof and other indebtedness of the Company, (iii) the amount of cash on hand, including net proceeds from sales of the Company’s properties completed prior to the our board of directors’ approval of the Plan of Liquidation, (iv) estimated cash flows to be generated by the continued operations of the Company during the liquidation process, and (v) the estimated expenses to be incurred in connection with the sale of each property and the winding down and dissolution of the Company. We can provide no assurances that the aggregate liquidating distributions that are ultimately paid to our stockholders will be within the range of total liquidating distributions estimated by our board of directors in April 2018.

If we are unable to maintain the occupancy rates of currently leased space and lease currently available space, if tenants default under their leases or other obligations to us during the liquidation process or if our cash flow during the liquidation is otherwise less than we expect, our liquidating distributions may be delayed or reduced.

In calculating the estimated range of liquidating distributions, our board of directors assumed that we would maintain the occupancy rates of currently-leased space, that we would be able to rent certain currently available space and that we would not experience any significant tenant defaults during the liquidation process that were not subsequently cured. The inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may be able to renew their leases on terms that are less favorable to us than the terms of the current leases. The COVID-19 (more commonly known as the Coronavirus) pandemic has caused significant economic uncertainty and disruption, which could negatively impact the financial condition of one or more of our tenants. It is particularly adversely impacting many of our retail tenants (other than grocery tenants), as government instructions regarding social distancing and mandated closures have reduced and, in some cases, eliminated customer foot traffic, causing many of our retail tenants to temporarily close their brick and mortar stores. The weakening of the financial condition of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect the liquidation. Some of our properties are leased to significant tenants and, accordingly, may be suited to the particular or unique needs of such tenants. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
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

We will seek to enter into binding sale agreements for our properties. The consummation of the potential sales will be subject to satisfaction of closing conditions. When the transactions contemplated by these sale agreements do not close because of a buyer breach or default, failure of a closing condition or for any other reason, such as a potential buyer walking away as a result of the economic uncertainty and disruption created by the Coronavirus pandemic, we need to locate a new buyer for the assets, which we may be unable to do promptly or at prices or on terms that are as favorable as the original sale agreement. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for the assets. These additional costs may exceed amounts included in our projections. In the event that we incur these additional costs, our liquidating distributions to our stockholders could be delayed or reduced.

We cannot determine at this time when or whether we will ultimately pay total liquidating distributions to our stockholders within the estimated range of liquidating distributions estimated by our board of directors because there are many factors, some of which are outside of our control, which could affect our ability to make such liquidating distributions.

Although we have provided an estimated range of liquidating distributions and have commenced paying liquidating distributions to our stockholders, we cannot determine at this time when, or potentially whether, we will be able to make total liquidating distributions to our stockholders in an amount that is within the range of liquidating distributions estimated by our board of directors on April 23, 2018. These distributions will depend on a variety of factors, including, but not limited to, the length of time it takes to implement the Plan of Liquidation, which we estimate could take at least until July 17, 2020, if not longer, the price and timing of transactions entered into in the future, the cost of operating the Company through the date of our final dissolution, general business and economic conditions, and other matters. In addition, before making the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. Our board of directors may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our board of directors may also decide to provide for any unknown and outstanding liabilities and expenses, which may include the establishment of a reserve fund or transferring assets to a liquidating trust to pay contingent liabilities and ongoing expenses in an amount to be determined as information concerning such contingencies and expenses becomes available. The amount of transaction costs in the liquidation is not yet final, including prepayment penalties with respect to indebtedness on the properties, so we have used estimates of these costs in calculating the amounts of our projected liquidating distributions. To the extent that we have underestimated these costs in calculating our projections, our actual liquidating distributions may be lower than our estimated range. In addition, if the claims of our creditors are greater than what we have anticipated or if we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if a reserve fund is established or assets are transferred to a liquidating trust to pay contingent liabilities, payment of liquidating distributions to our stockholders may be delayed or reduced.

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

Although we have provided an estimated range of total liquidating distributions of $8.83 to $9.83 per share of the Company’s common stock and have paid approximately $2.83 per share since the date they were acquired, there can be no assurances regarding the amounts of any liquidating distributions or the timing thereof. Your total return will depend on the amount you paid for your shares, the date on which you purchased such shares, and our ability to effectively complete the Plan of Liquidation. Stockholders should consult their financial advisors for more information about their potential total return.

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

In addition, the IRS could assert that the adoption of the Plan of Liquidation effectively commenced prior to July 17, 2018 with the sale of, or agreement by us to sell, certain properties. If such an assertion were successful, we could be required to complete the Plan of Liquidation sooner than July 17, 2020, or otherwise distributions that we make pursuant to the Plan of Liquidation might not be deductible by us, which might result in a loss by us of our tax qualification as a REIT or in our otherwise incurring income taxes.

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

Any reserve fund or assets transferred to a liquidating trust established by us may not be adequate to cover any contingent expenses and liabilities. Under Maryland law, if we make distributions and fail to maintain an adequate reserve fund or fail to transfer adequate assets in a liquidating trust for payment of our contingent expenses and liabilities, each stockholder could be held liable for payment to our creditors of such amounts owed to creditors which we fail to pay. The liability of any stockholder would be limited to the amount of such liquidating distributions previously received by such stockholder from us or the liquidating trust. Accordingly, in such event, a stockholder could be required to return all such distributions received from the Company or the liquidating trust. If a stockholder has paid taxes on liquidating distributions previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. On December 31, 2019, the Company had outstanding liabilities of approximately $670.2 million, of which approximately $537.8 million consisted of loans secured by properties we owned. All of these obligations are expected to be paid in full in connection with the sales of our properties. We may decide to establish a reserve fund or transfer assets to a liquidating trust to provide for any unknown or outstanding liabilities and expenses. We will continuously monitor expenses and any other foreseeable liabilities the Company may incur in implementing the Plan of Liquidation to seek to ensure that an adequate reserve fund is maintained or adequate assets are transferred to a liquidating trust to discharge these liabilities in full.

Risks Related to Our Business in General

A prolonged national or world-wide economic downturn or volatile capital market conditions could adversely affect our results of operations and our ability to pay distributions to our stockholders.

The recent global outbreak of COVID-19 (more commonly referred to as the Coronavirus) has disrupted financial markets and the prolonged economic impact is uncertain. It continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have instituted quarantines and restrictions on travel. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. The rapidly evolving nature of the pandemic and its impact to the global economic environment will likely have an adverse impact on overall market conditions and the disposition process. At this time, we cannot predict the ultimate impact of it on our liquidation process and distributions to our stockholders.

If prolonged disruptions in the capital and credit markets continue for a prolonged period, they could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to execute our Plan of Liquidation in a manner that is accretive to our stockholders. See “[t]he recent global outbreak of the Coronavirus has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn” for a further discussion of the risks related to Coronavirus pandemic and its potential impact on our financial results and the completion of our Plan of Liquidation.

If these disruptions in the capital and credit markets should continue as a result of, among other factors, uncertainty and disruption caused by the impact of the Coronavirus, changing regulation, changes in trade agreements reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us selling our remaining assets at lower than expected prices, which could reduce or eliminate the liquidating distributions we make to our stockholders.

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

Our operations could be negatively affected to a greater extent if an economic downturn is prolonged or becomes more severe, which could significantly harm our revenues, results of operations, financial condition, liquidity, and our ability to make distributions to our stockholders and may result in a decrease in the value of our stockholders’ investment.

The recent global outbreak of the Coronavirus has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

The Coronavirus pandemic has had, and is expected to continue to have, an adverse impact on overall market conditions and our disposition process. It has already disrupted global travel and supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Some economists and major investment banks have predicted that it could lead to a global economic downturn and many government authorities have imposed shelter-in-place orders, including in the United Kingdom and in many states across the U.S. where are remaining assets are located. Considerable uncertainty still surrounds the Coronavirus and its potential effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses and other efforts to curb the spread of the Coronavirus have significantly disrupted business activity globally, including in the markets where we own assets, and is expected to have an adverse impact on the performance of our investments. In addition, the rapidly evolving nature of the pandemic makes it difficult to ascertain the long-term impact it will have on commercial real estate markets and our investments.

Our tenants operate in industries which are being adversely affected by the disruption to business caused by the outbreak of the Coronavirus. Many of our tenants are subject to shelter in place and other quarantine restrictions, and the restrictions could be in place for an extended period of time. These restrictions are particularly adversely impacting many of our retail tenants (other than grocery tenants), as government instructions regarding social distancing and mandated closures have reduced and, in some cases, eliminated customer foot traffic, causing many of our retail tenants to temporarily close their brick and mortar stores. As of December 31, 2019, we owned four retail properties in the U.S., which comprised a significant portion of our portfolio. If these disruptions continue and the economic downturn is prolonged, it is likely to lead to rent delinquencies and defaults under leases, lower occupancy, or reduced rental rates to maintain or improve occupancy. Any of these developments would likely have a material adverse effect on our financial results and our ability to dispose of our remaining assets. At this time, we cannot predict the ultimate impact to its disposition process or timing.

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

From time to time, we may have a substantial amount of indebtedness. In the event we do not repay or refinance such indebtedness, we could face substantial liquidity issues and the lenders will be able to accelerate the debt and foreclose on the assets securing them, which will materially and adversely affect our ability to make liquidating distributions to our stockholders..

As of March 30, 2020, we had approximately $234.3 million of outstanding indebtedness all of which is scheduled to mature within a year and which, upon final maturity, we will need to refinance or repay. In evaluating our current and projected sources of liquidity to meet the obligations of such debt, we have assessed our available options and have determined that our plan is to refinance these loans or to repay such obligations with proceeds from the sale of assets pursuant to the Plan of Liquidation and available cash on hand. If we are unable to pay our debt at maturity, the lenders will be able to accelerate the debt and foreclose on the assets securing them, which will materially and adversely affect our ability to make liquidating distributions to our stockholders. See Note 4 — Debt Financing for additional information regarding our outstanding debt.

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

We have, and may continue to enter into foreign currency forward contracts or similar hedging or derivative transactions or arrangements, in order to manage or mitigate our risk of exposure to the effects of currency changes as a result of our international investments. Similarly, we have, and may continue to enter into interest rate swaps and caps, or similar hedging or derivative transactions or arrangements, in order to manage or mitigate our risk of exposure to the effects of interest rate changes due to variable interest rate debt that we may have. No hedging strategy can adequately offset all of our risk related to foreign currency and interest rate volatility and protect us completely from loss. Any of the derivative and other hedging transactions that we have entered into and that we may enter into in the future may not be effective in mitigating risk in all market conditions or against all types of risk (including unidentified or unanticipated risks), thereby resulting in losses to us. Further, engaging in derivative and other hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such transaction, and our Advisor may not be able to effectively hedge against, or accurately anticipate, certain risks that may adversely affect our portfolio.

Our success will be dependent on the performance of Hines as well as key employees of Hines. Certain other investment vehicles sponsored by Hines have experienced adverse developments in recent years and there is a risk that we may experience similar adverse developments.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of Hines and its affiliates as well as key employees of Hines in the identification and acquisition of investments, the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. Our board of directors and the Advisor have broad discretion when managing our investments and determining the timing and terms of any asset dispositions. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our disposition activity. We will rely on the management ability of Hines and the oversight of our board of directors as well as the management of any entities or ventures in which we invest.

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

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Therefore, stockholders’ investment in our common stock will be subject to greater risk to the extent that we lack a geographically diversified portfolio.  For example, based on the December 31, 2018 appraised value of the real estate investments in which we owned interests as of March 30, 2020, approximately 25% of our portfolio consists of our property located in London, England, 20% of our portfolio consists of our property in San Antonio, Texas, and 18% of our portfolio consists of our property in Minneapolis, Minnesota. Consequently, our financial condition and ability to make distributions could be materially and adversely affected by any significant adverse developments in those markets. Please see “Item 2. Properties — Market Concentration.”

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in these industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on our pro rata share of space leased to tenants as of March 30, 2020, 52% of our space is leased to tenants in the retail industry, 11% is leased to tenants in the finance and insurance industry, 6% is leased to tenants in the healthcare, and 6% is leased to tenants in the hospitality industry. Please see “Item 2. Properties — Industry Concentration.”

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

•
changes due to factors that are generally outside of our control, such as pandemics like COVID-19, terrorist attacks and international instability, natural disasters and acts of God, over-building, adverse national, state or local changes in applicable tax, environmental or zoning laws and a taking of any of the properties which we own or in which we otherwise have interests by eminent domain.

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

The development of negative economic conditions in the markets in which we operate may significantly affect occupancy, rental rates and our ability to collect rent from our tenants, as well as our property values, which could have a material adverse impact on our cash flows, operating results, carrying value of investment property and ability to dispose of investment property. As noted earlier in this report, a prolonged economic downturn is possible as a result of the COVID-19 pandemic. A prolonged downturn, recession, or rise in interest rates could make it more difficult for us to lease real properties, may require us to lease the real properties we acquire at lower rental rates and may lead to an increase in tenant defaults. In addition, these conditions may also lead to a decline in the value of our properties and make it more difficult for us to dispose of these properties at an attractive price. Other risks that may affect conditions in the markets in which we operate include:

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

Four of our eight properties in our portfolio as of March 30, 2020 are retail properties. Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

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

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by pandemics such as COVID-19, terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

•	general political and economic instability in certain regions;

•	the potential difficulty of enforcing obligations in other countries; and

•	Hines’ limited experience and expertise in foreign countries relative to its experience and expertise in the United States.

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

On June 23, 2016, the United Kingdom held a non-binding referendum in which a majority of voters voted in favor of the United Kingdom’s exit from the European Union. On March 29, 2017, the United Kingdom gave formal notice of its exit from the European Union and commenced a period of negotiations to determine the terms of the United Kingdom’s relationship with the European Union after the exit, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of the exit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The announcement of the Brexit vote caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. The United Kingdom ceased to be a member state of the European Union on January 31, 2020. The United Kingdom and the European Union agreed to a transition period from February 1, 2020 until December 31, 2020 to negotiate the terms of their future relationship. During the transition period, arrangements between the United Kingdom and the European Union will remain as they were prior to Brexit. As a result, the United Kingdom’s future access to the European Union single market and to European Union trade deals negotiated with other jurisdictions depend on the agreements or arrangements with the European Union for the United Kingdom to retain access to E.U. markets more permanently. In addition, the uncertainty caused by the departure of the United Kingdom from the European Union may:

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

As of March 30, 2020, 25% of our real estate investment portfolio was located in London, England, based on the December 31, 2018 appraised values. A decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our portfolio, which could, among other things, adversely affect our business and financial condition.

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

Hines Global owned a 99.99% general partner interest in the Operating Partnership as of December 31, 2019. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership. Hines Global REIT Associates Limited Partnership owns the special units of the Operating Partnership (the “Special OP Units”), which were issued as consideration for an obligation by Hines and its affiliates to perform services in connection with our real estate operations. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision will not apply to claims under the Securities Act or Exchange Act. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs' attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions.
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

Hines and its affiliates, including Hines Global Income Trust, Inc., are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate projects. Hines or its affiliates own and/or manage properties in most, if not all, geographical areas in which we expect to acquire interests in real estate assets. Therefore, our properties compete for tenants with other properties owned and/or managed by Hines and its affiliates. Hines may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by Hines and its affiliates and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

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

•
part of the income and gain recognized by a tax-exempt investor with respect to our common shares would constitute unrelated business taxable income if such investor incurs debt in order to acquire the common shares; and

•
part or all of the income or gain recognized with respect to our common shares by social clubs, voluntary employee benefit associations and supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9) or (17), of the Code may be treated as unrelated business taxable income.

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

Legislative or regulatory action could adversely affect investors. In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on their years investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without your vote or the vote of our other stockholders.

In addition, the Tax Cuts and Jobs Act, or the Tax Act, made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses. In addition to reducing corporate and individual tax rates, the Tax Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017, and before January 1, 2026. The Tax Act made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or you. While the changes in the Tax Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Internal Revenue Code may have unanticipated effects on us or you.

We urge you to consult with your own tax advisor with respect to the status of the Tax Act and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

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

There is no public market for our common shares, and we do not expect one to develop. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may limit the ability of our stockholders to sell their shares. If they are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay certain up-front fees and expenses, including organization and offering costs, such as issuer costs, selling commissions, and the dealer manager fee and acquisition fees and expenses in connection with our public offerings. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares, without incurring a substantial loss. Stockholders may also experience substantial losses upon completion of our Plan of Liquidation. We cannot assure stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, stockholders should consider our common shares as an illiquid and long-term investment, and they must be prepared to hold their shares for an indefinite length of time. On February 14, 2019, our board of directors established a per share NAV of our common stock of $6.17. When adjusted to factor in the Return of Capital Distributions of $4.00 per share that have been paid to stockholders, it is still lower than the $10.28 and $10.40 per share primary offering prices in our second public offering. For a discussion of how the per share NAV was determined, see “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information.”

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

Our board of directors suspended our share redemption program, and if stockholders are able to have their shares redeemed, it may be at a price that is less than the price they paid for the shares and the then-current market value of the shares.

In December 2018, the Board determined to suspend our share redemption program, effective February 2, 2019, except for the redemption requests related to the death and disability of the stockholder. Further, our share redemption program limits the number of shares that may be redeemed in any consecutive twelve month period to no more than 5% of the number of shares outstanding at the beginning of that period, which we refer to as the “5% limitation.” Our board of directors may terminate, suspend or amend the share redemption program upon 30 days’ written notice without stockholder approval. In accordance with the share redemption program, shares that are redeemed in connection with the death or disability of a stockholder will be redeemed at the per share NAV most recently announced by the Company in a public filing with the SEC as of the applicable date of the redemption. As a result, since March 1, 2019, all shares have a per share NAV of $6.17.

The redemption price received upon any such redemption may not be indicative of the price our stockholders would receive if our shares were actively traded or upon completion of our liquidation, and our stockholders should not assume that they will be able to sell all or any portion of their shares to third parties at a price that reflects the then current market value of the shares or at all.

As a result of the suspension of our share redemption program other than with respect to the death or disability of a stockholder, our stockholders’ primary source of liquidity will be a completion of our Plan of Liquidation, which is subject to the risks described elsewhere herein.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.
Morrison & Foerster LLP acts as legal counsel to us and also represents the Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Morrison and Foerster LLP may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of the Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected, which may result in us incurring additional fees and expenses. Moreover, should a conflict of interest not be readily apparent, Morrison and Foerster LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our real estate investments are held directly and through entities wholly-owned by the Operating Partnership, or indirectly through other entities. We sold four properties in 2019 for an aggregate sales price of $1.3 billion. Additionally, we sold Riverside Center in January 2020 for a contract sales price of $235.0 million and Perspective Defense in February 2020 for a contract sales price of €129.8 million (approximately $144.9 million at a rate of $1.12 per EUR). Following the completion of these sales, our portfolio consisted of eight real estate investments. The following tables include additional information regarding our remaining portfolio.

The following table provides additional information regarding each of the real estate investments we owned an interest in as of March 30, 2020:

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased (4)
Domestic Office Investments
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	531,916	76%
Total for Domestic Office Investments					531,916	76%

Domestic Other Investments
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	398,585	96%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,557	67%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	800,106	87%
The Rim	San Antonio, Texas	Retail	2/2014, 4/2015, 12/2015, & 12/2016: $285.9	5.9%	1,078,820	89%
Total for Domestic Other Investments					2,595,068	87%

International Office Investments
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	94,420	92%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,591	97%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	477,485	99%
Total for International Office Investments					1,056,496	97%

Total for All Investments					4,183,480	87%

(1)	On March 30, 2020, the Company effectively owned a 99.99% interest in the investments listed. Affiliates of Hines owned the remaining 0.01% interest in the Operating Partnership.

(2)	For acquisitions denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on the acquisition date.

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

The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of each property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions, with respect to each property, that in-place tenants will continue to perform under their lease agreements during the 12 months following our acquisition of the property.  In addition, with respect to the Minneapolis Retail Center, the Markets at Town Center, and the Avenue at Murfreesboro, the projected property revenues in excess of expenses include assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.

(4)	Data as of December 31, 2019.

Investment Type

The following chart depicts the percentage of our portfolio’s investment types as of March 30, 2020, based on the appraised values of our real estate investments as of December 31, 2018.

Lease Expirations

The following table lists the scheduled lease expirations and related expiring base rents for each of the years ending December 31, 2020 through December 31, 2029 and thereafter for all of the properties which we owned as of March 30, 2020. The table also shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	Percent of Total Annual Base Rental Income
Vacant	—	507,071	12.1%	$—	—%
2020	59	300,923	7.2%	$7,221,210	7.8%
2021	40	263,692	6.3%	$6,497,563	7.0%
2022	53	413,476	9.9%	$10,379,864	11.2%
2023	41	522,794	12.5%	$13,374,788	14.4%
2024	36	338,320	8.1%	$8,865,954	9.6%
2025	46	531,305	12.7%	$11,889,809	12.8%
2026	18	198,434	4.7%	$4,123,585	4.4%
2027	24	256,004	6.1%	$5,440,590	5.9%
2028	18	72,236	1.7%	$3,124,205	3.4%
2029	18	434,183	10.4%	$16,368,990	17.7%
Thereafter	47	345,042	8.3%	$5,393,442	5.8%

Market Concentration

The map below depicts the location of our real estate investments as of March 30, 2020. Approximately 64% of our portfolio is located throughout the United States and approximately 36% is located internationally. The estimated values of our real estate investments were based on their appraised values as of December 31, 2018.

The following table provides a summary of the market concentration of our portfolio based on the December 31, 2018 appraised value of each of the real estate investments in which we owned interests as of March 30, 2020.

Market	Market Concentration
London, United Kingdom	25%
San Antonio, Texas	20%
Minneapolis, Minnesota	18%
Nashville, Tennessee	13%
Warsaw, Poland	8%
Jacksonville, Florida	8%
Boston, Massachusetts	5%
Moscow, Russia	3%

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of our real estate investments, as of March 30, 2020, based on their leased square footage as of December 31, 2019:

Industry	Industry Concentration
Retail	52%
Finance and Insurance	11%
Other Professional Services	7%
Health Care	6%
Hospitality	6%
Other (1)	6%
Manufacturing	6%
Information	3%
Government	3%

(1)
Included in the “Other” category is approximately 6.0% of our portfolio, which is made up of industries which are individually less than 3% of our portfolio and includes: administrative and support services, arts, entertainment and recreation, legal, oil and gas, real estate, transportation and warehousing, utilities and wholesale trade.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 30, 2020, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2019, we had 263.4 million common shares outstanding, held by a total of approximately 57,400 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offerings in their effort to comply with National Association of Securities Dealers (“NASD”) Rule 2340, we disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we plan to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares and such statements should not be used for any other purpose. On February 14, 2019, our board of directors determined per share NAV of $6.17 as of that date. This per share NAV is lower than the previously determined per share NAV of $9.04 as of December 31, 2017, primarily as a result of the return of invested capital distributions and liquidating distributions declared by the Company in 2018 and 2019, which aggregated to approximately $2.95 per share. The per share NAV was determined utilizing the guidelines established by the Institute for Portfolio Alternatives’ Practice Guideline 2013-01 – “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013, except that it includes an estimate of closing costs that we would expect to incur related to the Company’s liquidation of its remaining properties pursuant to the Plan of Liquidation adopted by the Company in July 2018 with the approval of our stockholders. See below for a description of how the new per share NAV was determined.

As previously communicated, we have been working diligently to successfully execute the Plan of Liquidation. Our original goal was to complete the liquidation and make final distributions to our stockholders by July 17, 2020 (24 months after stockholder approval of the Plan of Liquidation). While we have been actively marketing the remaining assets for disposition, the recent spread of the COVID-19 (more commonly referred to as the Coronavirus) pandemic and its impact on the global economic environment has had, and is expected to continue to have, an adverse impact on overall market conditions and our disposition process. At this time, we cannot predict the ultimate impact to the process or timing, but we remain very thoughtful in proactively positioning our portfolio to be flexible and adaptable to the evolving circumstances. The Coronavirus has already disrupted global travel and supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Due to this increased uncertainty and the resulting impact to the commercial real estate markets, our board of directors has determined that, at this time, it is not prudent to attempt to determine a per share NAV of Hines Global REIT’s common stock.
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

The aggregate value of our real estate property investments as of February 14, 2019 was $2.4 billion. Additionally, we have sold 22 properties from December 31, 2017 through February 14, 2019, with an aggregate sales price of $2.2 billion. Including the effect of the sold properties, the aggregate value of our real estate property investments increased 1.6% when compared to the previously determined value of our assets as of December 31, 2017.  This 1.6% net increase resulted from 4.0% appreciation in the aggregate values of our real estate property investments as offset by a 2.4% decrease resulting from the weakening of the Euro, British pound sterling, and Australian dollar against the U.S. dollar.

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

Distributions

We declared distributions of approximately $0.65 per share, per year for the years ended December 31, 2018 and 2017. Additionally in December 2017, we declared a special distribution of $1.05 per share, described below. A portion of the distributions declared for the year ended December 31, 2018 was designated as a return of a portion of the stockholders’ invested capital as described further below. Further, on July 17, 2018, in connection with the approval of the Plan of Liquidation by our stockholders, our board of directors determined to suspend indefinitely our distribution reinvestment plan effective as of August 31, 2018. As a result of the suspension of our distribution reinvestment plan, all distributions paid after August 31, 2018 have been paid to our stockholders in cash.

From January 2018 through February 2019, in addition to the $0.21 of regular operating distributions that we paid to stockholders, we paid aggregate Return of Capital Distributions to stockholders totaling approximately $4.00 per share. These Return of Capital Distributions were made up of the following:

•
the $1.05 per share Special Distribution declared to all stockholders of record as of December 30, 2017 and paid in January 2018. The Special Distribution was funded with a portion of the net proceeds received from the strategic sale of six assets during 2017.

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

If we are able to successfully implement the Plan of Liquidation, then after the sale of all our assets and the payment of all our outstanding liabilities, we expect we will have made liquidating distributions pursuant to the Plan of Liquidation in the range of $8.83 to $9.83 per share of common stock, estimated by our board of directors as of April 23, 2018, which are in addition to the $1.17 return of invested capital distributions previously paid by the Company, as described above. As described above, we have paid approximately $2.83 per share of liquidating distributions pursuant to the Plan of Liquidation as of March 30, 2020.

We intend to fund all future distributions with proceeds from the sale of our remaining properties pursuant to the Plan of Liquidation and any distributable income earned from revenue generated by our remaining properties is expected to be included in future liquidating distributions. We funded 0% of our operating distributions in 2018, and 19% of our operating distributions in 2017 with cash flows from operations. We have funded the remaining distributions from proceeds from the sales of our real estate investments in the current and prior periods, and cash flows from financing activities. We declared no operating distributions during the year ended December 31, 2019.

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

For the years ended December 31, 2019 and 2018, respectively, approximately 0.0% and 74.6% of the distributions paid were taxable to the investor as capital gains and approximately 100.0% and 25.4% were treated as a cash liquidation distribution for federal income tax purposes. The amount of distributions paid and taxable portion in each period are not indicative or predictive of amounts anticipated in future periods.

Recent Sales of Unregistered Securities

For the year ended December 31, 2019, no equity securities were sold or issued that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Issuer Redemptions of Equity Securities

The following table lists shares we redeemed (in thousands) under our share redemption plan during the quarter ended December 31, 2019, including the average price paid per share.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
October 1, 2019 to October 31, 2019	123,045	$6.17	123,045	—
November 1, 2019 to November 30, 2019	115,230	$6.17	115,230	—
December 1, 2019 to December 31, 2019	107,427	$6.17	107,427	—
Total	345,702		345,702

(1)	See description of our share redemption program above for a description of the limitations on the number of shares that may be redeemed.

Item 6.  Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except per share amounts). As described below, in recent years, we disposed of a significant number of our real estate investments, and these dispositions are responsible for many of the reductions in the amounts below and the significant increase in gain on sale of real estate investments.

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

By the end of 2015, we completed our acquisition phase, and have owned, in total, interests in 45 real estate properties, 35 of which had been sold as of December 31, 2019. We sold four properties in 2019, 20 properties in 2018 and six properties in 2017. As of December 31, 2019, we owned interests in 10 real estate investments.

	2019		2018	2017		2016	2015
Operating Data:
Revenues	$193,568		$308,865	$403,649		$477,908	$476,873
Depreciation and amortization	$30,566		$106,432	$138,503		$174,110	$186,965
Asset management and acquisition fees	$26,365		$34,332	$37,949		$37,001	$44,522
General and administrative	$8,287		$10,473	$9,250		$11,149	$8,597
Gain (loss) on sale of real estate investments	$406,277		$541,401	$364,325		$127,294	$14,684
Income (loss) before benefit (provision) for income taxes	$303,102		$500,067	$379,813		$164,553	$(436)
Benefit (provision) for income taxes	$(2,686)		$(12,220)	$8,705		$(7,326)	$(4,518)
Provision for income taxes related to sale of real estate	$—		$(22,846)	$(12,911)		$—	$—
Net income (loss)	$300,416		$465,001	$375,607		$157,227	$(4,954)
Net (income) loss attributable to noncontrolling interests	$(35)		$(10,219)	$(54,657)		$(2,563)	$(2,281)
Net income (loss) attributable to common stockholders	$300,381		$454,782	$320,950		$154,664	$(7,235)
Basic and diluted income (loss) per common share:	$1.14		$1.68	$1.16		$0.56	$(0.03)
Distributions declared per common share	$2.50	(1)	$0.65	$1.70	(2)	$0.65	$0.65
Weighted average common shares outstanding - basic and diluted	264,131		271,458	276,374		275,914	272,773
Balance Sheet Data:
Total investment property	$1,179,770	(3)	$1,769,955	$2,689,276		$3,049,643	$3,267,877
Cash and cash equivalents	$373,179		$244,277	$401,326		$127,393	$136,627
Total assets	$1,925,725		$2,499,711	$3,726,197		$3,988,432	$4,372,946
Long-term obligations (4)	$536,685	(5)	$676,767	$1,834,953		$2,207,299	$2,545,656

(1)	Includes a $2.50 per share liquidating distribution paid in February 2019. See Item 1. Business — Distribution Objectives for additional details.

(2)	Includes special distribution of $1.05 per share paid in January 2018. See Item 1. Business — Distribution Objectives for additional details.

(3)	Included in Assets held for sale on the Consolidated Balance Sheet as of December 31, 2019.

(4)	These amounts include notes payable, notes payable to affiliates and long-term derivative instruments.

(5)	Included in Liabilities associated with assets held for sale on the Consolidated Balance Sheet as of December 31, 2019.

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

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

In April 2018, our board of directors estimated that, in addition to regular operating distributions paid to our stockholders, if we are able to successfully implement the Plan of Liquidation, then after the sale of all or substantially all of the Company’s assets and the payment of all of the our outstanding liabilities, we will have made total Return of Capital distributions to our stockholders of approximately $10.00 to $11.00 per share of the Company’s common stock, consisting of three components: (i) the $1.05 per share special distribution paid to stockholders in January 2018; (ii) the $0.12 per share of return on invested capital distributions paid to stockholders for the six months ended June 30, 2018; and (iii) the range of liquidating distributions to be made pursuant to the Plan of Liquidation of $8.83 to $9.83 per share, estimated by our board of directors in April 2018, and we have made liquidating distributions of approximately $2.83 per share to date.

From January 2018 through February 2019, we paid Return of Capital Distributions to our stockholders totaling approximately $4.00, consisting of the $1.05 per share Special Distribution paid in January 2018, the $0.12 per share Return of Invested Capital Distributions paid for the six months ended June 30, 2018, $0.33 per share monthly liquidating distributions paid between August 2018 and January 2019, and the $2.50 per share liquidating distribution paid in February 2019. We have been working diligently to successfully execute the Plan of Liquidation. Our original goal was to complete the liquidation and make final distributions to our stockholders by July 17, 2020 (24 months after stockholder approval of the Plan of Liquidation). While we have been actively marketing the remaining assets for disposition, the recent spread of the COVID-19 (more commonly referred to as the Coronavirus) pandemic and its impact on the global economic environment has had, and is expected to continue to have, an adverse impact on overall market conditions and our disposition process. At this time, we cannot predict the ultimate impact to the process or timing, but we remain very thoughtful in proactively positioning our portfolio to be flexible and adaptable to the evolving circumstances. Accordingly, there can be no assurances regarding the timing or amounts of any further liquidating distributions, that we will ultimately pay aggregate liquidating distributions within the range estimated by our board of directors when it approved the Plan of Liquidation in April 2018, or that we will make the final distribution on or before July 17, 2020. If we are unable to complete the liquidation and make final distributions to our stockholders by July 17, 2020, we expect that any remaining assets and liabilities of the Company would be transferred into a liquidating trust as described in the Plan of Liquidation approved by our stockholders in July 2018. In addition, even if we sell all of our assets by July 17, 2020, we may determine not to distribute all distributable cash by that date and may establish a reserve to provide for any remaining obligations and to cover our expenses as we complete our wind down and dissolution.

At the peak of our acquisition phase, we owned interests in 45 properties. We sold interests in six properties for an aggregate sales price of $1.0 billion during 2017, 20 properties for an aggregate sales price of $1.7 billion during 2018, four properties for an aggregate sales prices of $1.3 billion during 2019 and two additional properties through March 30, 2020 for an aggregate sales price of $379.9 million. Following these sales, we owned eight properties. Approximately 64% of our remaining portfolio is located throughout the United States and approximately 36% is located internationally. Additionally, our remaining portfolio is comprised of investments in approximately 41% office and 59% retail.

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

In July 2019, we determined that all of our real estate properties and their related assets and associated liabilities should be classified as held for sale. As a result of the held for sale classification, amounts related to assets held for sale are recorded at the lower of their current carrying value or fair value less costs to sell. Also, as a result of the held for sale classification, we have stopped recording depreciation and amortization to the assets held for sale and their related liabilities as of July 2019.

During the years ended December 31, 2019, 2018 and 2017, we recorded total impairment charges of $122.6 million, $19.2 million, and $7.1 million, respectively.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense. We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include: (i) whether the lease stipulates how and on what a tenant improvement allowance may be spent; (ii) whether the tenant or landlord retains legal title to the improvements; (iii) the uniqueness of the improvements; (iv) the expected economic life of the tenant improvements relative to the term of the lease; and (v) who constructs or directs the construction of the improvements. The determination of who owns the tenant improvements for accounting purposes is subject to significant judgment. In making that determination, we consider all of the above factors. No one factor, however, necessarily establishes any determination. Further, as a result of the held for sale designation, no amortization was recorded after July 2019.

Revenue Recognition and Valuation of Receivables

We are required to recognize minimum rent revenues on a straight-line basis over the terms of tenant leases, including rent holidays and bargain renewal options, if any. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant’s lease provision. Leases are not uniform in dealing with such cost reimbursements and there are many variations to the computation. We make quarterly accrual adjustments, positive or negative, to tenant reimbursement revenue to adjust the recorded amounts to our best estimate of the final amounts to be billed and collected with respect to the cost reimbursements. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term and are included in other revenue in the accompanying consolidated statements of operations. To the extent our leases provide for rental increases at specified intervals, we will record a receivable for rent not yet due under the lease terms. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues. Prior to the adoption of ASU 2016-02, an allowance for the uncollectible portion of tenant and other receivables was determined and recognized based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies to the accompanying consolidated financial statements for a discussion regarding recent accounting pronouncements and the potential impact, if any, on our financial statements.

Financial Condition, Liquidity and Capital Resources

Historically our most significant demands for funds were related to the purchase of real estate properties and other real estate-related investments. Specifically, we funded $5.1 billion of real estate investments using $3.1 billion of proceeds from our public offerings, including the DRP offerings, and debt proceeds. We invested all of the proceeds raised through our public offerings by the end of 2015. As a result, any real estate investments we made since that time were funded using proceeds from the dispositions of other real estate investments, debt proceeds, or our distribution reinvestment plan. Our significant demands for funds include the payment of operating expenses and debt service. Generally, we expect to meet these operating cash needs using cash flows from operating activities, borrowings under the revolver, and cash on hand. However, as described further below, we intend to repay certain indebtedness that is coming due over the next year with proceeds from asset sales pursuant to our Plan of Liquidation, which will reduce the amount of cash available for liquidating distributions to our stockholders.

Additionally, as described previously, we have commenced the Plan of Liquidation in July 2018, and have been selling our properties and have distributed proceeds from the sale of our properties to our stockholders in the form of liquidating distributions at that time. We received proceeds from the sale of 28 properties from 2017 through February 2019, which were used to make Return of Capital distributions totaling $1.1 billion from January 2018 through February 2019 (approximately $4.00 per share). No additional distributions have been made since February 2019. Additionally, we sold four properties in late 2019 and early 2020 and used the proceeds to drastically reduce our leverage, as indicated below.

Because we had already sold a significant number of assets and our expectation is to sell the remaining assets in the time frame anticipated under the Plan of Liquidation, we stopped paying monthly distributions after December 2018. We intend to fund all future distributions with proceeds from the sale of our remaining properties and any future distributable income earned from the operating income or the sale of the remaining properties is expected to be included in the future liquidating distributions to the shareholders.

We believe that the proper use of leverage can enhance returns on real estate investments. As of December 31, 2019, our portfolio was 23% leveraged, based on the values of our real estate investments. At that time, we had $537.8 million of principal outstanding under our various loan agreements with a weighted average interest rate of 3.0%, including the effects of related interest rate caps. Following the sales of two additional properties through March 30, 2020, our portfolio remained approximately 12% leveraged based on the values of our real estate investments. As of March 30, 2020, we have $234.3 million of debt scheduled to mature within a year. We intend to either refinance these loans, or repay these loans using proceeds from the sale of our real estate investments and available cash on hand.

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

Net cash used in operating activities for the year ended December 31, 2019 was $2.2 million compared to $2.5 million used in operating activities for the year ended December 31, 2018. Operating cash flows have increased due to less deferred lease costs paid during 2019 compared to 2018, which was partially offset by decreases due to the dispositions of 20 properties in 2018 and four properties in 2019.

Cash Flows from Investing Activities

Net cash from investing activities primarily relates to proceeds received from the sales of our real estate investments, capital expenditures at our properties, and activities related to our loans receivable. Net cash from investing activities for the year ended December 31, 2019 decreased $270.5 million compared to the same period in 2018 primarily as a result of property sales in each period:

2019

•
We received proceeds of $1.1 billion from the sale of four properties during the year ended December 31, 2019. See Note 3 — Investment Property for additional information regarding the sale of the properties.

•	We paid $93.2 million in capital expenditures primarily at 25 Cabot Square and The Summit.

2018

•	We received proceeds of $1.3 billion from the sale of 20 properties during the year ended December 31, 2018.

•	We paid $76.6 million in capital expenditures at our operating properties, which includes re-development costs incurred at 25 Cabot Square and costs related to the development site at The Summit.

Cash Flows from Financing Activities

Redemptions

As described previously, we ceased offering primary shares pursuant to our second public offering in April 2014. In December 2018, the Board determined to suspend our share redemption program, effective February 2, 2019, except for redemption requests related to the death or disability of the stockholder. During the years ended December 31, 2019 and 2018, respectively, we redeemed $30.3 million and $124.0 million in shares of our common stock through our share redemption program.

Distributions

As described previously, we have declared distributions of approximately $0.65 per share (approximately $0.0541667 per share, per month) for the year ended December 31, 2018. Approximately $0.45 per share of these distributions were designated as a return of a portion of the stockholders’ invested capital as further described below. Distributions were paid monthly on or around the first business day following the completion of each month to which they relate. All distributions were paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. As a result of the suspension of our distribution reinvestment plan, all distributions paid after August 31, 2018 were paid to our stockholders in cash.

From January 2018 through February 2019, we paid aggregate Return of Capital Distributions to stockholders totaling approximately $4.00 per share, which represent a portion of the stockholders’ invested capital. These Return of Capital Distributions reduced the stockholders’ remaining investment in the Company and were made up of the following:

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

•
Approximately $0.33 per share resulting from the monthly liquidating distributions declared for the months of July 2018 through December 2018 (approximately $0.054167 per share, per month), which reduced the stockholders’ remaining investment in the Company.

•	a $2.50 per share liquidating distribution declared to all stockholders of record as of February 13, 2019 and paid in February 2019.

Excluding the Special Distribution, distributions paid to stockholders (including those reinvested in stock) during the years ended December 31, 2019 and 2018 were $675.7 million and $177.1 million, respectively. We have paid no distributions since February 2019.

Also, in 2018, we declared distributions to a non-controlling interests holder totaling $11.6 million to an affiliate of Hines, as a result of the sale of WaterWall Place.

The table below contains additional information regarding distributions to our stockholders as well as the sources of distribution payments (all amounts are in thousands):

	Stockholders			Noncontrolling Interests
Distributions for the Year Ended	Cash Distributions	Distributions Reinvested	Total Declared (1)	Total Declared		Distributions funded from Cash Flows From Operating Activities (2)
December 31, 2019	$661,238	$—	$661,238	$53		$—	—%
December 31, 2018	$125,139	$51,325	$176,464	$12,015	(3)	$—	—%

(1)	Includes Return of Capital Distributions as described above.

(2)
In prior periods, our cash flows from operations were insufficient to fund distributions to stockholders. We funded the remaining distributions from proceeds from the sales of our real estate investments in the then-current and prior periods, and/or cash flows from financing activities. Starting from July 2018, all distributions have been Return of Capital Distributions.

(3)
Includes $11.6 million related to distributions declared to noncontrolling interests for a distribution to an affiliate of Hines, who was the Company’s joint venture partner in the WaterWall joint venture, as a result of the sale of WaterWall Place in September 2018.

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our Revolving Credit Facility to provide funding for near-term investment or working capital needs. As mentioned previously, our portfolio was 23% leveraged as of December 31, 2019 (based on the values of our real estate investments as of December 31, 2018) with a weighted average interest of 3.0%.

Below is additional information regarding our loan activities for the years ended December 31, 2019 and 2018. See Note 4 — Debt Financing for additional information regarding our outstanding debt:

2019

•	We borrowed approximately $324.0 million under our Revolving Credit Facility and made payments of $399.0 million.

•	We made a payment of $65.5 million to pay in full the mortgage loan for Minneapolis Retail Center in August 2019.

•	We made payments of $2.0 million related to deferred financing costs due to the refinancing for the Revolving Credit Facility in March 2019.

2018

•	We borrowed approximately $343.0 million under our Revolving Credit Facility and made payments of $637.0 million.

•	We made payments totaling $353.6 million to repay mortgage loans that had been secured by properties sold during the year.

•
We also made payments of $198.3 million to repay the mortgage loans for 100 Brookes and The Summit and we made payments we made payments totaling $6.7 million on our remaining outstanding mortgage loans.

Results of Operations

Year ended December 31, 2019 compared to the year ended December 31, 2018

The table below includes information regarding changes in our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, including explanations for significant changes and any significant or unusual activity. All amounts are in thousands, except for percentages:

	Year Ended December 31,		Change
	2019	2018	$	%
Revenues:
Rental revenue	$184,601	$292,066	$(107,465)	(37)%
Other revenue	8,967	16,799	(7,832)	(47)%
Total revenues	193,568	308,865	(115,297)	(37)%
Expenses:
Property operating expenses	49,958	73,821	(23,863)	(32)%
Real property taxes	24,805	38,387	(13,582)	(35)%
Property management fees	4,718	6,928	(2,210)	(32)%
Depreciation and amortization	30,566	106,432	(75,866)	(71)%
Asset management fees	26,365	34,332	(7,967)	(23)%
General and administrative expenses	8,287	10,473	(2,186)	(21)%
Impairment losses	122,603	19,180	103,423	539%
Total expenses	267,302	289,553	(22,251)	(8)%
Other income (expenses):
Gain (loss) on derivative instruments	(3,838)	2,158	(5,996)	(278)%
Gain (loss) on sale of real estate investments	406,277	541,401	(135,124)	(25)%
Foreign currency gains (losses)	1,611	(7,650)	9,261	(121)%
Interest expense	(28,809)	(56,700)	27,891	(49)%
Other income (expenses)	1,595	1,546	49	3%
Income (loss) before benefit (provision) for income taxes	303,102	500,067	(196,965)	(39)%
Benefit (provision) for income taxes	(2,686)	(12,220)	9,534	(78)%
Provision for income taxes related to sale of real estate	—	(22,846)	22,846	*
Net income (loss)	300,416	465,001	(164,585)	*

* Not a meaningful percentage

Total revenues, property operating expenses, real property taxes, and property management fees: These amounts related directly to the operations of our real estate investments. The decrease in these amounts is primarily due to the disposition of real estate investments during 2019. We disposed of four real estate investments during the year ended December 31, 2019 and 20 real estate investments during the year ended December 31, 2018. Please refer to our Same-store Analysis below for additional discussion on the results of operations of our portfolio.

Depreciation and amortization: The decrease in depreciation and amortization expense is primarily due to the disposition of real estate investments during 2018 and 2019, as described above.

Asset management fees: We pay monthly asset management fees to the Advisor based on an annual fee of 1.5% of the net equity capital invested in real estate, which may be affected by the timing of the property sales, amounts of equity invested in properties that are sold, capital expenditures and changes in the leverage of our properties. Asset management fees decreased during 2019 as a result of the 24 property dispositions in 2018 and 2019.

General and administrative expenses: General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. The decrease is due to the sale of 24 properties during 2018 and 2019 and the increased costs incurred in 2018 related to our plan of liquidation.

Impairment losses: For the year ended December 31, 2019, we recorded impairment charges totaling $115.4 million on six of our properties (in connection with designating our remaining properties as held for sale). The amount of the impairment charges represents the amount by which the carrying value exceeded the estimated net realizable value for each of these six properties. Additionally, during the year ended December 31, 2019, prior to the designating our properties as held for sale, we determined that one of our investment properties was impaired based on deteriorating market conditions. As a result, an impairment loss of $7.2 million was recorded to write down the carrying values to fair value as of December 31, 2019. For the year ended December 31, 2018, we determined that three of our investment properties were impaired as a result of deteriorating market conditions. As a result, an impairment loss of $19.2 million was recorded to write down its carrying value to its fair value for the year ended December 31, 2018.

Gain (loss) on derivative instruments: The loss on derivatives for the year ended December 31, 2019 was primarily related to timing differences for the foreign currency forward contracts that we entered into related to the sales of our properties. The gain on derivatives for the year ended December 31, 2018 was primarily related to the net gain from the foreign currency forward contracts that we entered into related to the sales of our properties in Australia, Germany, Poland and the United Kingdom during the year.

Gain on sale of real estate: The gain on sale of real estate investments for the years ended December 31, 2019 and 2018, was due to the sale of four properties during 2019 and 20 properties during 2018, respectively.

Foreign currency gains (losses): See below under Same-Store Analysis for a description of the changes related to foreign currency gains (losses).

Interest expense: The decrease in the interest expense in the table above is primarily due to our lower total debt principal in the year ended December 31, 2019, compared to the year ended December 31, 2018.

Benefit (provision) for income taxes: The change in provision for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is a result of changes in our deferred tax assets and liabilities related to book / tax timing differences at our international subsidiaries.

Benefit (provision) for income taxes related to sale of real estate: The provision for income taxes related to sale of real estate is due to taxes recognized upon the sale of German Logistics Properties and the Australia Portfolio for the year ended December 31, 2018. There was no provision for income taxes related to sale of real estate for the year ended December 31, 2019.

Same-store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. The following table presents the property-level revenues in excess of expenses for the year ended December 31, 2019, as compared to the same period in 2018, by reportable segment. Same-store properties for the year ended December 31, 2019 include 10 properties owned as of January 1, 2018 that were 87% leased as of December 31, 2019 compared to 83% leased as of December 31, 2018. In total, property revenues in excess of expenses of the same-store properties decreased 4% for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The same-store comparison includes the results of operations of Riverside Center and Perspective Defense, all of which were sold subsequent to December 31, 2019. Below is additional information regarding our same-store results and significant variances from the prior year. Most of our leases are net leases, which provide for the recovery of most operating expenses, property taxes and management fees at our properties. As a result, we believe it is beneficial to analyze our same-store results on a net basis, as shown below. All amounts are in thousands, except for percentages:

	Years Ended December 31,		Change
	2019	2018	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$16,801	$15,445	$1,356	9%
Domestic other investments	45,875	51,912	(6,037)	(12)%
International office investments	26,888	18,662	8,226	44%
Total same-store properties	$89,564	$86,019	$3,545	4%
Disposed properties (2)	24,523	103,710	(79,187)	(76)%
Total property revenues in excess of expenses	$114,087	$189,729	$(75,642)	(40)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

(2)	Includes the property revenues in excess of expenses for the properties that were sold in 2019 and 2018.

Domestic other investments:

◦
Revenues in excess of expenses of Minneapolis Retail Center decreased $0.8 million, primarily due to decreased occupancy. Minneapolis Retail Center was 96% leased at December 31, 2019 compared to 98% at December 31, 2018.

◦
Revenues in excess of expenses of the Markets at Town Center decreased $3.7 million, primarily due to the write-off of below-market lease intangibles, related to an anchor tenant vacating the property in June 2018.

◦	Revenues in excess of expenses of The Rim decreased $0.8 million, primarily due to decreased occupancy. The Rim was 89% leased at December 31, 2019 compared to 91% leased at December 31, 2018.

International office investments:

◦
Revenues in excess of expenses of 25 Cabot Square increased $6.9 million, primarily due to increased occupancy. Cabot was 99% leased at December 31, 2019, compared to 76% at December 31, 2018, due to leasing activity following the completion of portions of the redevelopment project at the property in 2019.

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

During the years ended December 31, 2019 and 2018, these gains/losses were primarily related to the effect of remeasuring our borrowings denominated in currencies other than our functional currencies and the changes to the related exchange rates between the date of the borrowing and the end of each period. These gains or losses exclude $36.8 million and $58.3 million of losses for the years ended December 31, 2019 and 2018, respectively, which related to the sale of our properties and were included in the “gain (loss) on sale of real estate investments” in our Consolidated Statements of Operations.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the years ended December 31, 2019, 2018 and 2017. As we have recently completed the investment phase of our operations, FFO and MFFO are not useful in comparing operations for the three periods presented below.

	Period from Inception (December 10, 2008) through December 31, 2019
		Years Ended December 31,
		2019	2018	2017
Net income (loss)	$1,094,249	$300,416	$465,001	$375,607
Depreciation and amortization (1)	1,124,583	30,566	106,432	138,503
Loss (gain) on sale of investment property (2)	(1,518,012)	(406,277)	(541,401)	(364,325)
Impairment Losses(3)	148,908	122,603	19,180	7,124
Provision for income taxes related to sale of real estate	35,757	—	22,846	12,911
Gain on sale from unconsolidated subsidiary	(7,196)	—	—	—
Adjustments for noncontrolling interests (4)	(31,580)	53	(7)	(2,480)
Funds from Operations attributable to common stockholders	846,709	47,361	72,051	167,340
Loss (gain) on derivative instruments (5)	(2,465)	3,838	(2,158)	634
Loss (gain) on foreign currency (6)	39,749	(676)	6,012	(8,280)
Other components of revenues and expenses (7)	(32,157)	(6,808)	6,054	20,259
Acquisition fees and expenses (8)	223,148	—	—	127
Adjustments for noncontrolling interests (4)	5,216	—	(1)	(759)
Modified Funds from Operations attributable to common stockholders	$1,080,200	$43,715	$81,958	$179,321
Basic and diluted income (loss) per common share	$5.66	$1.14	$1.68	$1.16
Funds from Operations attributable to common stockholders per common share	$4.62	$0.18	$0.27	$0.61
Modified Funds from Operations attributable to common stockholders per common share	$5.90	$0.17	$0.30	$0.65
Weighted average shares outstanding	183,220	264,131	271,458	276,374

Notes to the table:

(1)
Represents the depreciation and amortization of various real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO. In addition, no depreciation or amortization was recorded after July 2019, due to all of our properties being classified as held for sale.

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

(7)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the period from inception through December 31, 2019 and for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Period from Inception (December 10, 2008) through December 31, 2019
		Years Ended December 31,
		2019	2018	2017
Straight-line rent adjustment (a)	$(121,168)	$(12,930)	$(6,089)	$3,366
Amortization of lease incentives (b)	73,545	8,871	19,496	18,693
Amortization of out-of-market leases (b)	12,459	(2,749)	(7,353)	(2,130)
Other	3,007	—	—	330
	$(32,157)	$(6,808)	$6,054	$20,259

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

(8)
Represents acquisition expenses and acquisition fees paid to the Advisor that were expensed in our consolidated statements of operations. We funded such costs with proceeds from our offering, and therefore do not consider these expenses in evaluating our operating performance and determining MFFO.

From inception through December 31, 2019, we declared operating distributions to our stockholders totaling $1.0 billion (which does not include $1.1 billion Return of Capital Distributions declared from December 2017 to February 2019), compared to total aggregate FFO of $846.7 million and cash flows from operating activities of $585.8 million. For the year ended December 31, 2019, we declared no operating distributions (excluding $661.2 million of liquidating distributions declared in February 2019) to our stockholders, compared to total aggregate FFO of $47.4 million. For the years ended December 31, 2018 and 2017, we declared operating distributions to our stockholders totaling $56.0 million and $179.6 million, respectively, compared to total aggregate FFO of $72.1 million and $167.3 million, respectively. Our board of directors does not intend to declare additional operating distributions, and intends for all future distributions to be liquidating distributions. During our offering and investment stages, we incurred acquisition fees and expenses in connection with our real estate investments, which were recorded as reductions to net income and FFO. From inception through December 31, 2019, we incurred acquisition fees and expenses totaling $223.2 million.

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

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these included payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to the Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by the Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. We have also entered into several affiliated transactions with affiliates of Hines to make investments and provide financing. In addition to the description of the Aviva Coral Gables JV partnership agreement below, see Note 7 — Related Party Transactions to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for additional information concerning our Related-Party Transactions and Agreements.

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

The WaterWall Place JV agreement provided that, subject to certain return thresholds being achieved, an affiliate of Hines would receive certain incentive distributions. An affiliate of Hines received total distributions of $11.6 million from the WaterWall JV in September 2018, which included a return of capital, preferred return distributions, and incentive distributions based on the return thresholds set forth in the WaterWall agreement having been achieved.  These distributions represented 27% of the total distributions from the WaterWall JV from the sale of the property.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2019. Specifically included are our obligations under long-term debt agreements (in thousands):

	Payments due by Period
Contractual Obligations	Less Than 1 Year(1)	1-3 Years	4-5 Years	More Than 5 Years	Total
Notes payable (2)	$474,700	$69,169	$—	$—	$543,869
Total contractual obligations	$474,700	$69,169	$—	$—	$543,869

(1)
Includes $229.4 million, and $79.8 million, in interest and principal payments related to the Term Loan Commitment and the Perspective Defense secured mortgage loan, respectively. We paid the Revolving Credit Facility - Term Loan and the Perspective Defense secured mortgage loan in full subsequent to December 31, 2019. See Note 4 — Debt Financing to the accompanying consolidated financial statements for additional details.

(2)
Notes payable includes principal and interest payments under our mortgage loans. For the purpose of this table, we assumed that rates of our unhedged variable interest loans were equal to the rates in effect as of December 31, 2019 and remain constant for the remainder of the loan term. Further, for the purpose of this table, for mortgages denominated in a foreign currency, we assumed the exchange rate in effect as of December 31, 2019 remains constant for the remainder of the loan term.

Recent Developments and Subsequent Events

Riverside Center

In January 2020, we sold Riverside Center for a contract sales price of $235.0 million. We acquired the property in March 2013 for $197.1 million. The purchaser is not affiliated with us or our affiliates.

Perspective Defense

In February 2020, we sold Perspective Defense for a contract sales price of €129.8 million (approximately $144.9 million at a rate of $1.12 per EUR). We acquired the property in June 2013 for €126.5 million (approximately $165.8 million at a rate of $1.31 per EUR). The purchaser is not affiliated with us or our affiliates.

JP Morgan Chase Revolving Credit Facility

In March 2020, we entered into an amendment to the Revolving Credit Facility, which resulted in the following changes:

•	a decrease in total commitments to $200.0 million available under the revolving loan commitment;

•	extended the maturity date to September 4, 2020, subject to two additional six-month extensions at the Company’s option and subject to the satisfaction of certain conditions.

The Rim Outparcels

Subsequent to December 31, 2019 thru March 27, 2020, we sold several outparcels at The Rim for a total aggregate contract sales price of $25.1 million. The purchasers are not affiliated with us or our affiliates.

Coronavirus Outbreak

Subsequent to December 31, 2019, there was a global outbreak of COVID-19 (more commonly referred to as the Coronavirus), which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. It has already disrupted global travel and supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Considerable uncertainty still surrounds the Coronavirus and its potential effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses and other efforts to curb the spread of the Coronavirus have significantly disrupted business activity globally, including in the markets where our remaining assets are located, and we expect them to have an adverse impact on the performance of our investments. Many of our tenants are subject to shelter in place and other quarantine restrictions, and the restrictions could be in place for an extended period of time. These restrictions are particularly adversely impacting many of our retail tenants (other than grocery tenants), as government instructions regarding social distancing and mandated closures have reduced and, in some cases, eliminated customer foot traffic, causing many of our retail tenants to temporarily close their brick and mortar stores. As of December 31, 2019, we owned four retail properties in the U.S., which comprised a significant portion of our portfolio. The outbreak is expected to have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. In addition, the rapidly evolving nature of the pandemic makes it difficult to ascertain the long-term impact it will have on commercial real estate markets and our investments. Nevertheless, the Coronavirus presents material uncertainty and risk with respect to the performance of our real estate investments, our financial results, and ability to complete the disposition of our remaining properties pursuant to the Plan of Liquidation, such as the potential negative impact to occupancy at our properties, the potential closure of certain of our assets for an extended period, the potential for adverse impacts with respect to financing arrangements, increased costs of operations, decrease in values of our real estate investments, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the impact the Coronavirus will have on our financial results at this time.

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

At December 31, 2019, we had fixed rate debt of $163.2 million and variable rate debt of $374.6 million. If interest rates were to increase by 1% and all other variables were held constant, we would incur $3.7 million in additional annual interest expense associated with our variable-rate debt. Additionally, we have a notional amount of approximately $56.9 million in an interest rate cap to cap one of our variable rate debt. As of December 31, 2019, the variable interest rates did not exceed their capped interest rates. As of March 30, 2020, we had variable rate debt of $71.1 million. If interest rates were to increase by 1% and all other variables were held constant, we would incur $0.7 million in additional annual interest expense associated with our variable rate debt.

Foreign Currency Risks

We currently have real estate investments located in countries outside of the U.S. that are subject to the effects of exchange rate movements between the foreign currency of each real estate investment and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. Generally, we have entered into mortgage loans denominated in foreign currencies for these investments, which provide natural hedges with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of these foreign currencies, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” for additional information concerning the positive impact that increases in the foreign currency exchange rates had on the operating results of our international properties for the year ended December 31, 2019. The table below identifies the effect that a 10% immediate, unfavorable change in the exchange rates would have on our equity in these international real estate investments and their net income for the most recently completed period, by foreign currency (in thousands)(1)(2):

	Reduction in Book Value as of December 31, 2019	Reduction in Net Income (Loss) for the Year Ended December 31, 2019
EUR	$7,601	$1,701
GBP	$20,472	$293
RUB	$830	$4,751

(1)
Our real estate asset in Moscow, Russia was purchased in U.S. dollars and we expect that when we dispose of the asset, the sale transaction will also be denominated in U.S. dollars. Accordingly, we do not expect to have economic exposure to the ruble upon disposition. However, changes in the exchange rate between the ruble and the U.S. dollar could result in realized losses recorded in our consolidated statement of operations at the time of sale.

(2)
Our real estate asset in Warsaw, Poland was purchased in Euros and we expect that when we dispose of this asset, the sale transaction will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty exposure upon disposition.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Hines Global REIT, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hines Global REIT, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted ASC 842, Leases, using the modified retrospective approach.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion

Emphasis of a Matter

As discussed in Note 2 to the financial statements, in connection with the execution of the Plan of Liquidation, the Company determined that all of its real estate properties and their related assets and associated liabilities should be classified as held for sale in accordance with accounting principles generally accepted in the United States.

/s/ Deloitte & Touche LLP

Houston, Texas
March 30, 2020

We have served as the Company’s auditor since 2008.

HINES GLOBAL REIT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2019 and 2018

	2019	2018
	(In thousands, except per share amounts)
ASSETS
Investment property, net	$—	$1,769,955
Cash and cash equivalents	373,179	244,277
Restricted cash	—	16,740
Tenant and other receivables, net	114	68,639
Intangible lease assets, net	—	226,593
Deferred leasing costs, net	—	158,378
Deferred financing costs, net	—	364
Other assets	574	14,765
Assets held for sale	1,551,858	—
Total assets	$1,925,725	$2,499,711
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,419	$128,397
Due to affiliates	11,159	7,968
Intangible lease liabilities, net	—	55,521
Other liabilities	—	23,728
Derivative instruments	3,684	—
Distributions payable	—	14,468
Notes payable, net	—	676,767
Liabilities associated with assets held for sale	653,900	—
Total liabilities	670,162	906,849

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2019 and 2018	—	—
Common shares, $.001 par value; 1,500,000 common shares authorized as of December 31, 2019 and 2018; 263,373 and 267,073 common shares issued and outstanding as of December 31, 2019 and 2018, respectively	263	267
Additional paid-in capital	2,386,673	2,409,529
Accumulated distributions in excess of earnings	(1,049,332)	(688,475)
Accumulated other comprehensive income (loss)	(82,571)	(128,927)
Total stockholders’ equity	1,255,033	1,592,394
Noncontrolling interests	530	468
Total equity	1,255,563	1,592,862
Total liabilities and equity	$1,925,725	$2,499,711

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$184,601	$292,066	$379,188
Other revenue	8,967	16,799	24,461
Total revenues	193,568	308,865	403,649
Expenses:
Property operating expenses	49,958	73,821	89,043
Real property taxes	24,805	38,387	48,566
Property management fees	4,718	6,928	8,230
Depreciation and amortization	30,566	106,432	138,503
Acquisition related expenses	—	—	127
Asset management and acquisition fees	26,365	34,332	37,949
General and administrative expenses	8,287	10,473	9,250
Impairment losses	122,603	19,180	7,124
Total expenses	267,302	289,553	338,792
Other income (expenses):
Gain (loss) on derivative instruments	(3,838)	2,158	(634)
Gain (loss) on sale of real estate investments	406,277	541,401	364,325
Foreign currency gains (losses)	1,611	(7,650)	10,046
Interest expense	(28,809)	(56,700)	(59,461)
Other income (expenses)	1,595	1,546	680
Income (loss) before benefit (provision) for income taxes	303,102	500,067	379,813
Benefit (provision) for income taxes	(2,686)	(12,220)	8,705
Provision for income taxes related to sale of real estate	—	(22,846)	(12,911)
Net income (loss)	300,416	465,001	375,607
Net (income) loss attributable to noncontrolling interests	(35)	(10,219)	(54,657)
Net income (loss) attributable to common stockholders	$300,381	$454,782	$320,950
Basic and diluted income (loss) per common share:	$1.14	$1.68	$1.16
Weighted average number of common shares outstanding	264,131	271,458	276,374
Net comprehensive income (loss):
Net income (loss)	$300,416	$465,001	$375,607
Other comprehensive income (loss):
Foreign currency translation adjustment	46,367	(69)	74,735
Net comprehensive income (loss):	346,783	464,932	450,342
Net comprehensive (income) loss attributable to noncontrolling interests	(46)	(10,208)	(58,332)
Net comprehensive income (loss) attributable to common stockholders	$346,737	$454,724	$392,010

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands)

	Hines Global REIT, Inc.
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2017	277,331	$277	$2,507,186	$(821,500)	$(199,929)	$1,486,034	$22,201
Issuance of common shares	9,150	9	91,974	—	—	91,983	—
Contribution from noncontrolling interest	—	—	—		—	—	33
Distributions declared	—	—	—	(467,608)	—	(467,608)	(26,707)
Redemption of CPEC	—	—	—	—	—	—	(52,552)
Redemption of common shares	(12,226)	(12)	(128,095)	—	—	(128,107)	—
Issuer costs	—	—	(61)	—	—	(61)	—
Net income (loss)	—	—	—	320,950	—	320,950	54,657
Foreign currency translation adjustment	—	—	—	—	62,248	62,248	61
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	8,812	8,812	3,614
Balance as of December 31, 2017	274,255	$274	$2,471,004	$(968,158)	$(128,869)	$1,374,251	$1,307
Cumulative effect of accounting changes	—	—	—	1,365	—	1,365	898
Issuance of common shares	6,553	7	59,008	—	—	59,015	—
Contributions from noncontrolling interest	—	—	—	—	—	—	70
Distributions declared	—	—	—	(176,464)	—	(176,464)	(12,015)
Redemption of common shares	(13,735)	(14)	(120,424)	—	—	(120,438)	—
Issuer costs	—	—	(59)	—	—	(59)	—
Net income (loss)	—	—	—	454,782	—	454,782	10,219
Foreign currency translation adjustment	—	—	—	—	(58,323)	(58,323)	(11)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	58,265	58,265	—
Balance as of December 31, 2018	267,073	$267	$2,409,529	$(688,475)	$(128,927)	$1,592,394	$468
Issuance of common shares	19	—	90	—	—	90	—
Contributions from noncontrolling interest	—	—	—	—	—	—	97
Distributions declared	—	—	—	(661,238)	—	(661,238)	(81)
Redemption of common shares	(3,719)	(4)	(22,903)	—	—	(22,907)	—
Issuer costs	—	—	(43)	—	—	(43)	—
Net income (loss)	—	—	—	300,381	—	300,381	35
Foreign currency translation adjustment	—	—	—	—	9,572	9,572	11
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	36,784	36,784	—
Balance as of December 31, 2019	263,373	$263	$2,386,673	$(1,049,332)	$(82,571)	$1,255,033	$530

See notes to the consolidated financial statements.

HINES GLOBAL REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$300,416	$465,001	$375,607
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	38,540	122,487	159,463
Allowance for deferred tax assets	—	—	(11,172)
Foreign currency (gains) losses	(1,611)	7,650	(10,046)
(Gain) on sale of real estate investments	(406,277)	(541,401)	(364,325)
Impairment losses	122,603	19,180	7,124
(Gain) loss on derivative instruments	3,838	(2,158)	634
Changes in assets and liabilities:
Change in other assets	2,976	11,865	2,767
Change in tenant and other receivables	1,234	1,788	2,062
Change in deferred leasing costs	(46,282)	(122,368)	(49,113)
Change in accounts payable and accrued expenses	(7,793)	39,230	(3,458)
Change in other liabilities	(7,823)	(1,990)	(9,626)
Change in due to affiliates	(1,998)	(1,784)	(10,188)
Net cash from (used in) operating activities	(2,177)	(2,500)	89,729
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate investments, net	1,071,153	1,325,005	947,882
Capital expenditures at operating properties and developments	(93,225)	(76,618)	(43,123)
Investments in real estate loans receivable	—	—	(2,296)
Proceeds from collection of real estate loans receivable	—	—	7,178
Sale of real estate loans receivable	—	—	10,342
Net cash from investing activities	977,928	1,248,387	919,983
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from noncontrolling interest	97	70	—
Redemption of common shares	(30,348)	(123,993)	(121,399)
Payment of issuer costs	(46)	(80)	(40)
Distributions paid to stockholders and noncontrolling interests	(675,787)	(418,126)	(120,457)
Redemptions of CPEC	—	—	(52,552)
Proceeds from notes payable	324,000	343,000	159,000
Payments on notes payable	(466,683)	(1,195,511)	(621,508)
Change in security deposit liability	70	833	(538)
Deferred financing costs paid	(1,964)	(455)	(425)
Payments related to interest rate contracts	(29)	(33)	(8)
Net cash used in financing activities	(850,690)	(1,394,295)	(757,927)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(119)	(8,785)	9,701
Net change in cash, cash equivalents, and restricted cash	124,942	(157,193)	261,486
Cash, cash equivalents and restricted cash, beginning of year	261,017	418,210	156,724
Cash, cash equivalents and restricted cash, end of year	$385,959	$261,017	$418,210

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

On August 5, 2009, the Company commenced its initial public offering of common stock for sale to the public (the “Initial Offering”) which expired on February 1, 2013. The Company commenced a follow-on offering effective February 4, 2013, through which it offered up to $3.5 billion in shares of common stock (the “Second Offering”), and ceased offering primary shares pursuant to the second public offering on April 11, 2014. Collectively, through its public offerings, the Company received gross offering proceeds of $3.1 billion from the sale of 313.3 million shares from inception through December 31, 2019, all of which has been invested in the Company’s real estate portfolio.

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

As required by Maryland law and the Company’s charter, the Plan of Liquidation was approved by the affirmative vote of the holders of at least a majority of the shares of the Company’s common stock outstanding and entitled to vote thereon at the Company’s annual meeting of stockholders held on July 17, 2018. In accordance with Maryland law, the Plan of Liquidation provides the Company’s board of directors with the authority to modify or amend the Plan of Liquidation without further action by the Company’s stockholders to the extent permitted by then-current law and to terminate the Plan of Liquidation for any reason, provided that the board of directors may not terminate the Plan of Liquidation after Articles of Dissolution have been filed with and accepted for record by the State Department of Assessments and Taxation of Maryland. The Company’s original goal was to complete the liquidation and make final distributions to its stockholders by July 2020 (24 months after stockholder approval of the Plan of Liquidation). While the Company has been actively marketing the remaining assets for disposition, the recent spread of the COVID-19 (more commonly referred to as the Coronavirus) pandemic and its impact on the global economic environment has had, and is expected to continue to have, an adverse impact on overall market conditions and the Company’s disposition process. There can be no assurances regarding the timing or amounts of any additional liquidating distributions or that the Company will complete the sale of all of its assets on or before July 17, 2020. If we are unable to complete the liquidation and make final distributions to our stockholders by July 17, 2020, we expect that any remaining assets and liabilities of the Company would be transferred into a liquidating trust as described in the Plan of Liquidation approved by our stockholders in July 2018. In addition, even if the Company sells all of its assets by July 17, 2020, it may determine not to distribute all distributable cash by that date and may establish a reserve to provide for any remaining obligations and to cover its expenses as it completes its wind down and dissolution. At this time, we cannot predict the ultimate impact to the process or timing, but we remain very thoughtful in proactively positioning our portfolio to be flexible and adaptable to the evolving circumstances.

Through March 30, 2020, the Company has paid aggregate return of capital distributions of approximately $4.00 per share to its stockholders, which included $2.83 per share of liquidating distributions pursuant to the Plan of Liquidation. See “Note 6 — Distributions” for additional information regarding these distributions.

Because the Plan of Liquidation follows the Company’s initial business plan, these financial statements have not been prepared on the liquidation basis of accounting.

The company sold interests in 20 properties for an aggregate sales price of $1.7 billion during 2018, and four properties in 2019 for an aggregate sales price of $1.3 billion. As of December 31, 2019, the Company owned interests in 10 real estate investments, consisting of the following types of investments:

•	Domestic office investments (2 investments)

•	Domestic other investments (4 investments)

•	International office investments (4 investments)

Subsequent to December 31, 2019 through March 30, 2020, the Company also sold two of its properties: Riverside Center and Perspective Defense. See Note 14 — Subsequent Events for more information on these property sales.

Noncontrolling Interests

On January 7, 2009, the Company and Hines Global REIT Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines Global REIT Properties, LP (the “Operating Partnership”). The Company conducts most of its operations through the Operating Partnership. On January 14, 2009, the Company and HALP made initial capital contributions to the Operating Partnership of $10,000 and $190,000, respectively and accordingly, HALP owned a 95.0% noncontrolling interest in the Operating Partnership. As of December 31, 2019 and 2018, HALP owned a 0.01% and 0.01% interest in the Operating Partnership, respectively.

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

These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement accounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency transaction gains and losses are recorded in foreign currency gains (losses) on the Consolidated Statement of Operations and result from the effect of changes in exchange rates on transactions denominated in currencies other than a subsidiary’s functional currency, including transactions between consolidated subsidiaries. An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included as currency translation adjustments and are reported in the Consolidated Statement of Equity as accumulated other comprehensive gains or losses. The Company disposed of its investment in the Brindleyplace Project in February 2017 as well as its investment in Mercedes Benz Bank in July 2017. Upon the disposal of these properties, the Company realized a loss of $8.8 million related to the currency translation adjustment, which was included in the gain (loss) on sale of real estate investments in its Consolidated Statement of Operations. During the year ended December 31, 2018, the Company sold One Westferry Circus, the German Logistics Properties, the Australia Portfolio and the Poland Logistics Portfolio. Upon the disposal of these properties, the Company realized a loss of $58.3 million related to the currency translation adjustment, which was included in the gain (loss) on sale of real estate investments in its consolidated statement of operations. Additionally, during the year ended December 31, 2019, the Company sold FM Logistic. Upon the disposal of this property, the Company realized a loss of $36.8 million related to the currency translation adjustment, which was included in the gain (loss) on the sale of real estate investments in its consolidated statement of operations.

Assets and Liabilities Held for Sale

As described above, in connection with the execution of the Plan of Liquidation, the Company is actively working to sell its remaining properties by July 2020. Accordingly, in July 2019, the Company determined that all of its real estate properties and their related assets and associated liabilities should be classified as held for sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10. ASC 360-10 requires amounts related to assets held for sale to be recorded at the lower of their current carrying value or their estimated net realizable value (i.e. fair value less costs to sell). As a result, the Company recorded impairment losses on six of its properties during the year ended December 31, 2019 based on the offers received and third party broker consultations, which were obtained in conjunction with its marketing process. See Note 9 — Fair Value Measurements for additional information regarding these impairment charges.

As ASC 360-10 requires the separate presentation of assets and liabilities classified as held for sale, the Company has aggregated and presented these assets and liabilities each as one line on the Consolidate Balance Sheet (“assets held for sale” and “liabilities associated with assets held for sale”, respectively), which are described further in the tables below. Further, as a result of the held for sale designation, no depreciation or amortization related to the properties was recorded after July 2019. These assets did not qualify to be classified as discontinued operations, because the sale of these assets does not represent a strategic shift in the Company’s operations. As of December 31, 2019, assets held for sale consisted of the following (in thousands):

December 31, 2019
Investment property, net	$1,179,770
Restricted cash	12,780
Tenant and other receivables, net	50,278
Intangible lease assets, net	97,030
Right-of-use asset, net	97,499
Deferred leasing costs, net	102,366
Deferred financing costs, net	845
Other assets	11,290
Total assets held for sale	$1,551,858

As of December 31, 2019, liabilities associated with assets held for sale consisted of the following (in thousands):

	December 31, 2019
Accounts payable and accrued expenses	$48,459
Due to affiliates	2,003
Intangible lease liabilities, net	45,425
Other liabilities	21,328
Notes payable, net	536,685	(1)
Total liabilities associated with assets held for sale	$653,900

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

As a result of the Company’s remaining real estate properties meeting the criteria to be classified as held for sale as of December 31, 2019, the Company determined that six of its remaining properties were impaired by $115.4 million based on such assets having carrying values that exceeded their estimated sales price less costs to sell based on the offers received (level 2 inputs) and third party broker consultations (level 3 inputs), which were obtained in conjunction with the Company’s marketing process during the period. Of this amount, $46.9 million is attributable to the requirement when real estate properties are classified as held for sale to include cumulative foreign currency translation adjustments (“cumulative CTA”) in the carrying value for two of the Company’s foreign denominated assets within the impairment tests in accordance with ASC 830, Foreign Currency Matters. These impairment losses are limited to the carrying amount of each asset.

Prior to designating its properties as held for sale, investment properties were reviewed for impairment at each reporting period if events or changes in circumstances indicated that the carrying amount may not be recoverable. During the year ended December 31, 2019, the Company determined that one of its properties was impaired by $7.2 million as a result of deteriorating market conditions and valued it using level 3 inputs. For the year ended December 31, 2018, the Company determined that three of its properties were impaired as a result of deteriorating market conditions. As a result, an impairment loss of $19.2 million was recorded to write down its carrying value to its fair value for the year ended December 31, 2018. For the year ended December 31, 2017, the Company determined that one of its investment properties was impaired, as a result of deteriorating market conditions. As a result, an impairment loss of $7.1 million was recorded to write down its carrying value to its fair value for the year ended December 31, 2017.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

The Company has restricted cash primarily related to certain escrow accounts required by several of the Company’s mortgage agreements.

Concentration of Credit Risk

As of December 31, 2019, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash.

In addition, as of December 31, 2019, the Company had $19.3 million of cash and cash equivalents deposited in certain financial institutions located in the United Kingdom, Russia, Poland, Australia, and France. Management regularly monitors the financial stability of these financial institutions in an effort to manage its exposure to any significant credit risk in cash and cash equivalents.

Tenant and Other Receivables

Receivable balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  Upon the adoption of Accounting Standards Update (“ASU”) 2016-02, individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivables are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, the Company assesses whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues. Prior to the adoption of ASU 2016-02, an allowance for the uncollectible portion of tenant and other receivables was determined and recognized based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the consolidated balance sheets, net of allowance for doubtful accounts of $5.8 million at December 31, 2018.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Tenant inducement amortization was $8.9 million, $19.5 million and $18.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, and was recorded as an offset to rental revenue. The Company recorded $2.4 million, $4.5 million and $4.6 million as amortization expense related to other direct leasing costs for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, no amortization was recorded after July 2019 due to the Company’s properties being classified as held for sale.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing (see Note 4 — Debt Financing).  These fees are presented as a reduction to the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements.  In total, deferred financing costs (net of amortization) were $2.0 million and $1.6 million as of December 31, 2019 and 2018.  These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations.  For the years ended December 31, 2019, 2018 and 2017, $1.9 million, $4.2 million and $4.7 million, were amortized into interest expense in the accompanying consolidated statement of operations, respectively. In addition, no amortization was recorded after July 2019 due to the Company’s properties being classified as held for sale.

Other Assets

Other assets included the following (in thousands):

	December 31, 2019	(1)	December 31, 2018
Prepaid expenses	$1,580		$1,770
Deferred tax assets	10,056		12,654
Other	228		341
Other assets	$11,864		$14,765

(1)	As of December 31, 2019, with the exception of $0.6 million related to corporate level activities, these amounts were included in other assets within assets held for sale.

Revenue Recognition

FASB issued ASU 2014-09 which superseded the revenue recognition requirements under previous guidance. The Company adopted ASU 2014-09 on January 1, 2018. ASU 2014-09 requires the use of a new five-step model to recognize revenue from contracts with customers. The five-step model requires that the Company identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when it satisfies the performance obligations. Management has concluded that the majority of the Company’s total revenue, with the exception of gains and losses from the sale of real estate, consist of rental income from leasing arrangements, which is specifically excluded from the standard. Excluding gains and losses on the sale of real estate (as discussed further below), the Company concluded that its remaining revenue streams were immaterial and, as such, the adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements.

As of January 1, 2018, the Company began accounting for the sale of real estate properties under ASU 2017-05 and provides for revenue recognition based on completed performance obligations, which typically occurs upon the transfer of ownership of a real estate asset.

Rental payments are generally paid by the tenants prior to the beginning of each month. As of December 31, 2019 and December 31, 2018, respectively, the Company recorded liabilities of $12.4 million and $15.5 million related to prepaid rental payments which were included in liabilities associated with assets held for sale as of December 31, 2019 and other liabilities as of December 31, 2018 in the accompanying Consolidated Balance Sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $40.4 million and $44.0 million as of December 31, 2019 and December 31, 2018, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in assets held for sale as of December 31, 2019 and in tenant and other receivables as of December 31, 2018 in the accompanying Consolidated Balance Sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Other revenues consist primarily of parking revenue, tenant reimbursements and interest on loans receivable. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes

The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  The Company’s management believes that it operates in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2019, 2018 and 2017 in the accompanying consolidated financial statements. In 2019, 2018 and 2017, income tax expense recorded by the Company was primarily comprised of foreign income taxes related to the operation of its international properties. All periods from December 31, 2016 through December 31, 2019 are open for examination by the IRS. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Redemption of Common Stock

The Company complies with FASB ASC 480 “Distinguishing Liabilities from Equity” which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  When approved, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded liabilities of $0.7 million and $8.1 million in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, respectively, related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 which requires companies that lease assets to recognize on the balance sheet the right-of-use assets and related lease liabilities (“ASC 842”). The accounting by companies that own the assets leased by the lessee (the lessor) remains largely unchanged from earlier guidance under ASC 840. The Company adopted ASC 842 as of January 1, 2019, and is using the modified retrospective approach. No adjustment to opening retained earnings was required.

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

Based on the Company’s analysis, the Company identified the following changes resulted from the adoption of ASC 842:

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

•
The Company believes there is low risk of inadequate residual values of its leased assets upon the termination of these leases due to the Company’s ability to re-lease the spaces for the assets, the long-lived nature of its real estate assets and the nature of real estate assets to hold their value over a long periods of time.

Lessee Accounting

•
The Company has two ground lease agreements in which the Company is the lessee for land underneath 25 Cabot Square. The Company previously recognized an amount related to these ground leases as part of the allocation of the purchase price of 25 Cabot Square, which was recorded to intangible assets, net. The leases have remaining terms of 198 years and 973 years. Upon adoption of ASC 842 on January 1, 2019, the Company reclassified approximately £58.3 million (approximately $74.4 million converted using an exchange rate of $1.28 per GBP on January 1, 2019) from Intangible lease assets, net to a right-of-use asset in the Company’s Consolidated Balance Sheets. As of December 31, 2019, the remaining balance was included as a right-of-use asset within assets held for sale. No lease liability was record since the payments required under the lease are immaterial.

•
The Company has a ground lease agreement in which the Company is the lessee for land underneath New City that is currently accounted for as an operating lease. The lease currently ends in December 2089 and has fixed payments. The rental expense associated with this lease was $0.2 million and $0.2 million for the year ended December 31, 2019, and 2018, respectively. The Company previously recognized an amount related to this ground lease as part of the allocation of the purchase price of New City, which was recorded to intangible lease assets, net. Upon adoption of ASC 842 on January 1, 2019, the Company recorded a right-of-use asset and lease liability of approximately $3.6 million in right-of-use asset, net and other liabilities, respectively, in the Company’s Consolidated Balance Sheets and reclassified an additional 65.1 million Polish zloty (“PLN”) (approximately $17.3 million converted using an exchange rate of $0.27 per PLN on January 1, 2019) from intangible lease assets, net to right-of-use asset in the Company’s Consolidated Balance Sheet. As of December 31, 2019, the remaining balances were included as a right-of-use asset within assets held for sale and in other liabilities within liabilities associated with assets held for sale.

The Company’s estimate of the amount of the right-of-use asset and lease liability included assumptions for the discount rate, which is based on the incremental borrowing rate of the lease contract. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a term similar to the lease. Since the term of the New City ground lease is much longer than a typical borrowing, the Company derived the incremental borrowing rate of 6.4%, as the spread in a current financing quote for the property plus the applicable base rate corresponding to the longest term available in the base rate market. A reconciliation of the Company’s lease liabilities on an undiscounted cash flow basis for the ground lease at New City for each of the years ending December 31, 2020 through December 31, 2024 are as follows (in thousands):

Lease Payments
2020	$234
2021	234
2022	234
2023	234
2024	234
Thereafter	15,215
Total	$16,385
Lease liabilities (1)	$3,615
Undiscounted excess amount	$12,770

(1) As of December 31, 2019, these amounts were included in other liabilities within liabilities associated with assets held for sale.

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

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019	(1)	December 31, 2018
Buildings and improvements	$955,411		$1,475,007
Less: accumulated depreciation	(79,394)		(172,659)
Buildings and improvements, net (2)	876,017		1,302,348
Land	303,753		467,607
Investment property, net	$1,179,770		$1,769,955

(1)	As of December 31, 2019, these amounts were included in assets held for sale.

Recent Dispositions of Real Estate Investments

The Company sold four properties for an aggregate gain of $406.3 million, which excludes $7.0 million in variable consideration that is contingent on the completion of construction at one of the properties, during the year ended December 31, 2019, 20 properties for an aggregate gain of $541.4 million during the year ended December 31, 2018, and six properties for an aggregate gain of $364.3 million during the year ended December 31, 2017. The table below provides information regarding each of the properties sold during the years ended December 31, 2019, 2018, and 2017, including the acquisition/completed construction price, and contract sales price (in millions).

Property		Date Acquired/Completed	Acquisition Price/ Construction Cost	Date Sold	Contract Sales Price
FM Logistic		4/2011	$70.8	12/2019	$31.6
The Summit		3/2015	$316.5	12/2019	$756.0
550 Terry Francois		8/2012	$180.0	2/2019	$342.5
55M		12/2013	$140.9	1/2019	$135.3
Poland Logistics Portfolio	(1)	3/2012, 10/2012	$157.2	11/2018	$159.6
2300 Main		8/2013	$39.5	11/2018	$46.6
Australia Portfolio	(2)	7/2012, 2/2013, 4/2013, 10/2014	$422.2	11/2018	$465.0
Campus at Playa Vista		5/2013	$216.6	11/2018	$330.1
9320 Excelsior		12/2011	$69.5	10/2018	$49.5
250 Royall		9/2011	$57.0	10/2018	$20.2
WaterWall Place		7/2014	$64.5	9/2018	$89.5
German Logistics Properties	(3)	10/2013, 6/2014, 4/2015	$259.0	8/2018	$359.6
One Westferry Circus	(4)	2/2013	$124.6	4/2018	$153.5
Fifty South Sixth		11/2010	$185.0	12/2017	$258.5
Hock Plaza		9/2010	$97.9	12/2017	$141.9
Mercedes Benz Bank	(5)	2/2013	$70.3	7/2017	$133.2
Southpark		10/2010	$31.2	6/2017	$41.1
Aviva Coral Gables		4/2015	$62.0	6/2017	$100.0
The Brindleyplace Project	(6)	7/2010	$282.5	2/2017	$325.1

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

(4)
The acquisition price for One Westferry Circus of approximately £82.0 million was converted to USD based on an exchange rate of $1.51 per GBP as of the transaction date. The sales price of approximately £108.6 million was converted to USD based on an exchange rate of $1.41 per GBP as of the transaction date.

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

As of December 31, 2019, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles (1)
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases (2)
Cost	$221,996	$21,776	$(75,002)
Less: accumulated amortization	(131,940)	(14,802)	29,577
Net	$90,056	$6,974	$(45,425)

(1)	As of December 31, 2019, these amounts were included in assets held for sale and liabilities associated with assets held for sale.

(2)
The Company adopted ASC 842 beginning January 1, 2019 and reclassified certain assets from intangible lease assets, net to right-of-use asset, net in the Company’s Consolidated Balance Sheets. The amounts reclassified from intangible lease assets included $93.5 million in gross cost, net of $1.8 million of accumulated amortization. See “Note 2 — Summary of Significant Accounting Policies” for more information on the adoption of ASC 842.

As of December 31, 2018, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$404,662	$26,072	$(99,434)
Less: accumulated amortization	(187,581)	(16,560)	43,913
Net	$217,081	$9,512	$(55,521)

Amortization expense of in-place leases was $9.9 million, $50.7 million and $70.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization of out-of-market leases resulted in an increase to rental revenue of approximately $2.7 million, $7.4 million, and $2.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Leases

The Company’s leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to release the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the year ended December 31, 2019 was $49.6 million, which is included in rental revenue on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2019, the approximate fixed future minimum rentals for each of the years ending December 31, 2020 through 2024 and thereafter were as follows (in thousands):

Fixed Future Minimum Rentals (1)
2020	$112,869
2021	116,332
2022	114,542
2023	102,081
2024	91,026
Thereafter	548,597
Total	$1,085,447

(1)	As of December 31, 2019, these amounts were related to assets classified as held for sale.

As of December 31, 2018, prior to the adoption of ASU 2016-02, the approximate fixed future minimum rentals for each of the years ending December 31, 2019 through 2023 and thereafter are as follows (in thousands):

Fixed Future Minimum Rentals
2019	$170,833
2020	159,550
2021	153,021
2022	141,913
2023	110,320
Thereafter	818,907
Total	$1,554,544

During the years ended December 31, 2019, 2018, and 2017, the Company did not earn more than 10% of its total rental revenue from any individual tenant, respectively.

4. DEBT FINANCING

As of December 31, 2019 and 2018, the Company had $537.8 million and $678.1 million of principal outstanding, respectively, with a weighted average years to maturity of 0.4 years and 0.9 years, respectively, and a weighted average interest rate of 3.0% and 3.4%, respectively. The following table describes the Company’s debt outstanding at December 31, 2019 and 2018 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date		Interest Rate Description	Interest Rate as of December 31, 2019	Principal Outstanding at December 31, 2019		Principal Outstanding at December 31, 2018
Secured Mortgage Debt
Minneapolis Retail Center	8/2/2012	8/10/2019		Fixed	N/A	$—		$65,500
New City	3/28/2013	3/18/2021		Variable, subject to interest rate cap	2.30%	71,144		74,861
Perspective Defense	6/21/2013	7/25/2020		Variable	2.10%	78,505	(1)	80,108
25 Cabot Square	3/26/2014	3/26/2020	(2)	Fixed	3.50%	163,164		157,583
Other Notes Payable
JPMorgan Chase Revolving Credit Facility	4/13/2012	3/4/2020		Variable	N/A	—		—
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	3/4/2020		Variable	3.19%	225,000	(3)	300,000
Total Principal Outstanding						$537,813		$678,052
Unamortized Deferred Financing Fees						(1,128)		(1,285)
Notes Payable						$536,685		$676,767

(1)	The Company paid off the secured mortgage in full with proceeds from the sale of the property in February 2020.

(2)	In March 2020, the secured mortgage loan at 25 Cabot Square was amended, resulting in a new maturity date of September 30, 2020.

(3)	In January 2020, the Company paid off the Revolving Credit Facility - Term Loan in full.

As of December 31, 2019, the variable rate debt has variable interest rates ranging from the LIBOR or EURIBOR screen rate plus 1.45% to 2.50% per annum. Additionally, as of December 31, 2019, $56.9 million of one of the Company’s variable rate loans was capped at a strike rate of 0.00%.

JP Morgan Chase Revolving Credit Facility

In April 2012, the Operating Partnership entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent for itself and various lenders named in the Credit Agreement. The Company refers to the revolving loan commitment and term loan commitment provided for in the Credit Agreement collectively as the “Revolving Credit Facility.” As amended in March 2020, the borrowings may be denominated in U.S. dollars, British pound sterling, Euros, Australian dollars or Canadian dollars with up to $200.0 million maximum amount available under the Revolving Credit Facility.

Prior to the March 2020 amendment, total commitments under the Revolving Credit Facility were $725.0 million. As amended, the Credit Agreement provides for a revolving loan commitment of up to $200.0 million. Aggregate foreign currency commitments can constitute up to $100.0 million of the maximum amount available under the revolving loan commitment. The maturity date of the Revolving Credit Facility was extended in March 2020 to September 4, 2020. The Company may elect to extend the maturity by two additional six-month extensions at the Company’s option and subject to the satisfaction of certain conditions.

For the period from January 2019 through December 2019, the Company made draws of approximately $324.0 million and payments of $399.0 million on the revolving loan commitment, and made no payments on the term loan commitment. Additionally, from January 1, 2020 through March 30, 2020, the Company made no draws and a payment of $225.0 million under the Revolving Credit Facility to pay it off in full.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of December 31, 2019.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the years ending December 31, 2020 through December 31, 2024 and for the period thereafter. Amounts are in thousands:

	2020		2021	2022	2023	2024	Thereafter
Principal payments	$468,922	(1)	$68,891	$—	$—	$—	$—

(1)
Includes $225.0 million and $78.5 million, related to the Term Loan Commitment and the Perspective Defense secured mortgage loan, respectively. As discussed above, the Company paid in full the Term Loan Commitment and the Perspective Defense secured mortgage loan subsequent to December 31, 2019.

5. DERIVATIVE INSTRUMENTS

The Company has entered into several interest rate swap contracts and interest rate cap contracts in connection with certain of its secured mortgage loans in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowings.  The Company’s interest rate swaps economically fixed the interest rates on each of the loans to which they relate and the interest rate cap agreements have economically limited the interest rate on each of the loans to which they relate.  The Company has not designated any of these derivatives as hedges for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instruments. See Note 4 — Debt Financing for additional information on the interest rate caps associated with the Company’s variable rate loans and Note 9 — Fair Value Measurements for additional information regarding the fair value of the Company’s interest rate contracts.

The Company has also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates related to certain cash flows of some of its international investments. These forward contracts fixed the currency exchange rates on each of the investments to which they related. The Company did not designate any of these contracts as fair value or cash flow hedges for accounting purposes.

The table below provides additional information regarding the Company’s foreign currency forward contracts that were outstanding as of December 31, 2019 (in thousands).

Foreign Currency Forward Contracts
Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
December 4, 2019	April 30, 2020	£225,000	USD/GBP	$1.31
December 5, 2019	February 28, 2020	€45,000	USD/EUR	$1.12
December 5, 2019	April 30, 2020	€20,000	USD/EUR	$1.12

The table below presents the effects of the changes in fair value of our derivative instruments in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2019, 2018 and 2017 (in thousands):

	Gain (Loss) on Derivative Instruments
	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Interest rate caps	$(29)	$(34)	$(50)
Unrealized foreign currency forward contracts	(3,684)	—	(584)
Settlement of foreign currency forward contracts	(125)	2,192	—
Total gain (loss) on derivatives	$(3,838)	$2,158	$(634)

6.  DISTRIBUTIONS

The Company declared distributions for the months of January 2017 through December 2018 at an amount equal to $0.0017808 per share, per day. For the months of January 2018 through December 2018, the Company declared distributions at an amount equal to $0.0541667 per share, per month ($0.65 per share on an annualized basis). A portion of the distributions declared for the year ended December 31, 2018 was designated as a return of a portion of the stockholders’ invested capital as described further below. Further, on July 17, 2018, in connection with the stockholder approval of the Plan of Liquidation, the board of directors determined to suspend indefinitely the distribution reinvestment plan effective as of August 31, 2018. As a result of the suspension of the distribution reinvestment plan, all distributions paid after August 31, 2018 have been paid to stockholders in cash.

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

•
$0.12 per share resulting from a portion of the monthly distributions declared for the months of January 2018 through June 2018, (approximately $0.02 per share, per month), which were designated by the Company’s board of directors as a return of a portion of the stockholders’ invested capital and, as such, reduced the stockholders’ remaining investment in the Company.

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

The table below outlines the Company’s total distributions declared to stockholders and noncontrolling interests for the years ended December 31, 2019, 2018 and 2017, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders				Noncontrolling Interests
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared (1)	Distributions Declared per Common Share	Total Declared
December 31, 2019	$661,238	$—	$661,238	$2.50	$53
December 31, 2018	$125,139	$51,325	$176,464	$0.65	$12,015	(2)
December 31, 2017	$375,851	$91,757	$467,608	$1.70	$26,707	(3)

(1)	Includes Return of Capital Distributions as described above.

(2)
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

7.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the years ended December 31, 2019, 2018 and 2017 and amounts unpaid as of December 31, 2019 and 2018 (in thousands):

	Incurred During the Years Ended December 31,			Unpaid as of December 31,
Type and Recipient	2019	2018	2017	2019	(1)	2018
Asset Management Fee- the Advisor and affiliates of Hines	$26,365	$34,332	$37,949	$1,763		$2,495
Disposition Fee- the Advisor	$12,753	$16,197	$8,203	7,976		—
Other (2)	$5,393	$7,936	$7,392	1,477		2,089
Property Management Fee- Hines	$4,011	$5,988	$7,192	277		125
Development/ Construction Management Fee- Hines	$2,230	$2,376	$1,405	119		314
Leasing Fee- Hines	$1,479	$2,405	$2,658	1,061		2,361
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	$7,546	$9,372	$11,148	489		584
Due to Affiliates				$13,162		$7,968

(1)
As of December 31, 2019, with the exception of $11.2 million related to corporate level activities, these amounts were included in due to affiliates within liabilities associated with assets held for sale.

(2)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and offering costs.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

Summit Development Agreement

In March 2019, the Company entered into a Development Management Agreement with Hines, the Company’s sponsor, for the construction and development of an office building at the Summit in Bellevue, Washington. Hines was paid a project administration fee equal to 2.5% of the qualified construction costs. In December 2019, The Summit, including the office building in development, was sold and the Company was no longer a party in this agreement.

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

Advisory Agreement

Pursuant to the Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:

Acquisition Fee – Effective as of April 1, 2015, the Advisory Agreement was amended in order to reduce the acquisition fee paid to the Advisor from 2.25% to 0.50% of the purchase price of each real estate investment the Company acquired or originated, including any debt attributable to such investments or the principal amounts of any loans originated directly by the Company. No acquisition fees were incurred for the three years ended December 31, 2019.

Asset Management Fee – The Advisor receives an asset management fee equal to 0.125% per month of the net equity capital invested by the Company in real estate investments as of the end of each month.

During the years ended December 31, 2019, 2018 and 2017, the Company incurred asset management fees of $26.4 million, $34.3 million and $37.9 million, respectively.

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

8.  NONCONTROLLING INTERESTS

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

In June 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement (as amended) with Flagship Capital, GP for the formation of Flagship Capital Partners Fund, LP (the “Flagship JV”) for the purpose of originating real estate loans. The Company owns a 97% interest in the Flagship JV and Flagship Capital, GP owns the remaining 3% interest. Flagship Capital, GP serves as the general partner and will manage the day-to-day activities of the Flagship JV. Both partners have equal voting rights and distributions from the Flagship JV will initially be paid to the fund partners based on their pro rata ownership. In accordance with the partnership agreement that governs the Flagship Capital JV, distributions are declared and paid when the joint venture has available cash (all cash held by the joint venture less what is reasonably needed to reserve or satisfy cash needs) with respect to an investment made by the joint venture. The Flagship Capital JV declared distributions to the noncontrolling interest partner for the years ended December 31, 2017 of $1.2 million. As of December 31, 2017, there were no remaining real estate loans owned by the Flagship JV and the partners consented to the voluntary winding up and termination of the Flagship JV.

In July 2012, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines Ponce & Bird Holdings LP (the “Aviva Coral Gables JV”), a Delaware limited liability company, for the purpose of developing a residential/living project in Miami, Florida. Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the initial limited partner. The Company had an 83% interest in this joint venture. An affiliate of Hines owned the remaining 17% interest in this joint venture. The Aviva Coral Gables JV declared distributions to the noncontrolling interest partner for the years ended December 31, 2017 of $21.2 million. The distributions in the year ended December 31, 2017 include distributions declared as a result of the sale of Aviva Coral Gables in June 2017.

In December 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines One WaterWall Holdings LP (the “WaterWall Place JV”), a Delaware limited liability company, for the purpose of developing a residential/living project in Houston, Texas. Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the initial limited partner. The Company has a 93% interest in this joint venture. An affiliate of Hines owns the remaining 7% interest in this joint venture. The WaterWall Place JV declared distributions to the noncontrolling interest partner for the years ended December 31, 2018 and 2017 of $11.8 million and $0.2 million, respectively. The distributions in the year ended December 31, 2018 include distributions declared as a result of the sale of WaterWall Place in September 2018.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Bank Zachnodni WBK and ING Capital Markets. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2019 and 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

Financial Instruments Fair Value Disclosures

As of December 31, 2019, the Company estimated that the fair value of its notes payable, which had a book value (excluding any unamortized discount or premium and deferred financing costs) of $537.8 million, was $538.0 million. As of December 31, 2018, the Company estimated that the fair value of its notes payable, which had a book value (excluding any unamortized discount or premium) of $678.1 million, was $679.3 million. Management has utilized available market information, such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of December 31, 2019 and 2018, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Impairment of Investment Property

As a result of the Company’s remaining real estate properties meeting the criteria to be classified as held for sale for the year ended December 31, 2019, the Company determined that six of its remaining properties were impaired by $115.4 million based on such assets having carrying values that exceeded their estimated sales price less costs to sell based on the offers received (level 2 inputs) and third party broker consultations (level 3 inputs), which were obtained in conjunction with its marketing process. Of this amount, $46.9 million is attributable to the requirement when real estate properties are classified as held for sale to include cumulative foreign currency translation adjustments (“cumulative CTA”) in the carrying value for two of the Company’s foreign denominated assets within the impairment tests in accordance with ASC 830, Foreign Currency Matters.

Prior to designating its properties as held for sale, investment properties were reviewed for impairment at each reporting period if events or changes in circumstances indicated that the carrying amount may not be recoverable. During the year ended December 31, 2019, the Company determined that one of its properties was impaired by $7.2 million as a result of deteriorating market conditions and valued it using level 3 inputs. For the year ended December 31, 2018, the Company determined that three of its properties (two of which were measured using executed purchase and sale agreements which are considered level 2 inputs, and one of which was measured using level 3 inputs) were impaired as a result of deteriorating market conditions. For the year ended December 31, 2017, the Company determined that one of its properties was impaired as a result of deteriorating market conditions.

The changes in assumptions resulted in the net book value of the assets exceeding the projected undiscounted cash flows for the property. As a result, the assets were written down to fair value. The following table summarizes activity for the Company’s assets measured at fair value, on a non-recurring basis, for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	Basis of Fair Value Measurements
During the year ended	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss
December 31, 2019	Investment property	$544,846	$—	$458,828	$86,018	$122,603
December 31, 2018	Investment property	$138,550	$—	$68,250	$70,300	$19,180
December 31, 2017	Investment property	$25,700	$—	$—	$25,700	$7,124

The Company’s estimated fair value of the investment properties measured using level 3 inputs were based on comparisons of recent market activity and discounted cash flow models, which include estimates of property-specific inflows and outflows over a specific holding period.  Significant unobservable quantitative inputs used in determining the fair value of the investment property for the period ended December 31, 2019 include: a discount rate of from 8.80%; a capitalization rate of 6.50%; a stabilized occupancy rate of 91.7%; and current market rental rates ranging from $12.00 to $47.00 per square foot.  Significant unobservable quantitative inputs used in determining the fair value of the investment property for the period ended December 31, 2018 include: a discount rate of 9.0%; a capitalization rate of 8.0%; stabilized occupancy rate of 90%; and a current market rental rate of $25.00 per square foot.  Significant unobservable quantitative inputs used in determining the fair value of the investment property for the period ended December 31, 2017 include: a discount rate of 9.00%; a capitalization rate of 7.50%; stabilized occupancy rate of 92.5%; and a current market rental rate of $28.00 per square foot. These inputs are based on the location, type and nature of each property, current and anticipated market conditions, and management’s knowledge and expertise in real estate.

10. REPORTABLE SEGMENTS

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

•	Domestic office investments (2 investments)

•	Domestic other investments (4 investments)

•	International office investments (4 investments)

•	International other investments (0 investments remaining as of December 31, 2019)

The tables below provide additional information related to each of the Company’s segments, geographic location and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts are in thousands, except for percentages):

	Years Ended December 31,
	2019	2018	2017
Total Revenue
Domestic office investments	$63,537	$123,475	$173,949
Domestic other investments	75,323	85,952	93,748
International office investments	50,870	70,368	92,617
International other investments	3,838	29,070	43,335
Total Revenue	$193,568	$308,865	$403,649

For the years ended December 31, 2019, 2018 and 2017, the Company’s total revenue was attributable to the following countries:

	Years Ended December 31,
	2019	2018	2017
United States	72%	68%	65%
United Kingdom	15%	8%	9%
Poland	5%	7%	6%
Russia	5%	3%	3%
France	3%	2%	2%
Australia	—%	8%	9%
Germany	—%	4%	6%

For the years ended December 31, 2019, 2018 and 2017, the Company’s property revenues in excess of expenses by segment was as follows:

	Years Ended December 31,
	2019	2018	2017
Property revenues in excess of expenses (1)
Domestic office investments	$39,350	$77,242	$108,638
Domestic other investments	45,774	53,692	59,218
International office investments	26,249	39,005	57,966
International other investments	2,714	19,790	31,988
Total property revenues in excess of expenses	$114,087	$189,729	$257,810

(1)	Revenues less property operating expenses, real property taxes and property management fees.

For the years ended December 31, 2019 and 2018, the Company’s total assets by segment was as follows:

	Years Ended December 31,
	2019	2018
Total Assets
Domestic office investments	$261,330	$913,982
Domestic other investments	665,079	715,919
International office investments	655,138	640,319
International other investments	7,723	33,905
Corporate-level accounts	336,455	195,586
Total Assets	$1,925,725	$2,499,711

For the years ended December 31, 2019 and 2018, the Company’s total assets were attributable to the following countries:

	Years Ended December 31,
	2019	2018
United States	66%	73%
United Kingdom	21%	14%
Poland	6%	5%
France	6%	5%
Russia	1%	2%
Australia	—%	1%

For the years ended December 31, 2019, 2018 and 2017 the Company’s reconciliation to the Company’s property revenues in excess of expenses is as follows:

	Years Ended December 31,
	2019	2018	2017
Reconciliation to property revenues in excess of expenses
Net income (loss)	$300,416	$465,001	$375,607
Depreciation and amortization	30,566	106,432	138,503
Acquisition related expenses	—	—	127
Asset management and acquisition fees	26,365	34,332	37,949
General and administrative expenses	8,287	10,473	9,250
Impairment Losses	122,603	19,180	7,124
(Gain) loss on derivatives	3,838	(2,158)	634
(Gain) loss on sale of real estate investments	(406,277)	(541,401)	(364,325)
Foreign currency (gains) losses	(1,611)	7,650	(10,046)
Interest expense	28,809	56,700	59,461
Other (income) expenses	(1,595)	(1,546)	(680)
(Benefit) provision for income taxes	2,686	12,220	(8,705)
Provision for income taxes related to the sale of real estate	—	22,846	12,911
Total property revenues in excess of expenses	$114,087	$189,729	$257,810

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	2019	2018	2017
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$27,079	$52,559	$55,736
Cash paid for income taxes	$2,376	$40,039	$7,292
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$—	$14,468	$303,131
Distributions reinvested	$—	$59,014	$91,985
Shares tendered for redemption	$699	$8,140	$11,695
Assumption of mortgage upon disposition of property	$—	$275,979	$—
Accrued capital additions	$4,492	$14,198	$10,778
Disposition fee payable to the Advisor	$7,976	$—	$—

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

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2019 and 2018 (in thousands except per share amounts):

	Quarters Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$48,233	$46,061	$49,220	$50,054
Gain (loss) on sale of real estate investments	$192,189	$(1,412)	$144	$215,356
Net income (loss)	$191,410	$(10,484)	$(73,215)	$192,705
Net (income) loss attributable to noncontrolling interests	$(9)	$19	$(54)	$9
Net income (loss) attributable to common stockholders	$191,401	$(10,465)	$(73,269)	$192,714
Income (loss) per common share, basic and diluted	$0.72	$(0.04)	$(0.28)	$0.74
	Quarters Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$84,499	$85,142	$77,589	$61,635
Gain (loss) on sale of real estate investments	$19	$58,655	$157,473	$325,254
Net income (loss)	$(10,183)	$45,436	$149,112	$280,636
Net (income) loss attributable to noncontrolling interests	$3	$774	$(10,996)	$—
Net income (loss) attributable to common stockholders	$(10,180)	$46,210	$138,116	$280,636
Income (loss) per common share, basic and diluted	$(0.04)	$0.17	$0.51	$1.04

14. SUBSEQUENT EVENTS

Riverside Center

In January 2020, the Company sold Riverside Center for a contract sales price of $235.0 million. The Company acquired the property in March 2013 for $197.1 million. The purchaser is not affiliated with the Company or its affiliates.

Perspective Defense

In February 2020, the Company sold Perspective Defense for a contract sales price of €129.8 million (approximately $144.9 million at a rate of $1.12 per EUR). The Company acquired the property in June 2013 for €126.5 million (approximately$165.8 million at a rate of $1.31 per EUR). The purchaser is not affiliated with the Company or its affiliates.

The Rim Outparcels

Subsequent to December 31, 2019 through March 30, 2020, the Company sold several outparcels at The Rim for a total aggregate contract sales price of $25.1 million. The purchasers are not affiliated with the Company or its affiliates.

Coronavirus Outbreak

Subsequent to December 31, 2019, there was a global outbreak of COVID-19 (more commonly referred to as the Coronavirus), which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. It has already disrupted global travel and supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Considerable uncertainty still surrounds the Coronavirus and its potential effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses and other efforts to curb the spread of the Coronavirus have significantly disrupted business activity globally, including in the markets where the Company’s remaining assets are located, and the Company expects them to have an adverse impact on the performance of its investments. Many of the Company’s tenants are subject to shelter in place and other quarantine restrictions, and the restrictions could be in place for an extended period of time. These restrictions are particularly adversely impacting many of the Company’s retail tenants (other than grocery tenants), as government instructions regarding social distancing and mandated closures have reduced and, in some cases, eliminated customer foot traffic, causing many of the Company’s retail tenants to temporarily close their brick and mortar stores. As of December 31, 2019, the Company owned four retail properties in the U.S., which comprised a significant portion of its portfolio. The outbreak is expected to have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. In addition, the rapidly evolving nature of the pandemic makes it difficult to ascertain the long-term impact it will have on commercial real estate markets and the Company’s investments. Nevertheless, the Coronavirus presents material uncertainty and risk with respect to the performance of the Company’s real estate investments, its financial results, and ability to complete the disposition of its remaining properties pursuant to the Plan of Liquidation, such as the potential negative impact to occupancy at the Company’s properties, the potential closure of certain of its assets for an extended period, the potential for adverse impacts with respect to financing arrangements, increased costs of operations, decrease in values of the Company’s real estate investments, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The Company is unable to estimate the impact the Coronavirus will have on its financial results at this time.

*****

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2019 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2019, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 30, 2020

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of the date of this report, our directors, their ages, their year first elected, their business experience and principal occupation, their directorships in public corporations and investment companies are as follows:

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Jeffrey C. Hines	64	2008
Mr. Hines joined Hines in 1982. Mr. Hines is the Co-owner, President and Chief Executive Officer of Hines. He has served as the Chairman of our Board and as Chairman of the managers of the general partner of our Advisor since December 2008. Mr. Hines has served as the Chairman of the board of directors of Hines Global Income Trust, Inc. (“Hines Global Income Trust”) and Chairman of the managers of the general partner of Hines Global REIT II Advisors LP (“HGRIIALP”), the advisor to Hines Global Income Trust, since July 2013 and as the Chief Executive Officer of Hines Global Income Trust and HGRIIALP since December 31, 2019. Mr. Hines also served as the Chairman of the board of directors of Hines Real Estate Investment Trust, Inc. (“Hines REIT”) and the Chairman of the managers of the general partner of Hines Advisors Limited Partnership (“HALP”), the advisor to Hines REIT, from August 2003 through the liquidation and dissolution of Hines REIT in August 2018. He also served as a member of the management board of the Hines US Core Office Fund LP (the “Core Fund”) since August 2003 through the liquidation and dissolution of the Core Fund in December 2018. He is also the co-owner and President and Chief Executive Officer (“CEO”) of the general partner of Hines and is a member of Hines’ Executive Committee. Mr. Hines is responsible for overseeing all firm policies and procedures as well as day-to-day operations of Hines. He became President of the general partner of Hines in 1990 and CEO of the general partner of Hines in January 2008 and has overseen a major expansion of the firm’s personnel, financial resources, domestic and foreign market penetration, products and services. He has been a major participant in the development of the Hines domestic and international acquisition program and currently oversees a portfolio of $120.6 billion in assets under management. Mr. Hines graduated from Williams College with a B.A. in Economics and received his M.B.A. from Harvard Business School.

We believe that Mr. Hines’ career, spanning more than 35 years in the commercial real estate industry, including his leadership of Hines, and the depth of his knowledge of Hines and its affiliates, qualifies him to serve on our board of directors.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Sherri W. Schugart, Director, President and Chief Executive Officer	54	2018
Ms. Schugart joined Hines in 1995. In February 2016, Ms. Schugart was appointed as a member of Hines’ Executive Committee. Ms. Schugart has served as President and CEO for us and for the general partner of our Advisor since March 2013 and has served as a member of our Board since December 2018. Ms. Schugart also served as President and CEO for Hines Global Income Trust and the general partner of HGRIIALP from August 2013 to December 31, 2019. Also, since March 2013, Ms. Schugart has served as the President and CEO of HMS Income Fund, Inc. (“HMS”) and HMS Adviser GP LLC (the “HMS GP”), the general partner of the adviser to HMS. Additionally, in February 2014, Ms. Schugart was appointed as the Chairperson of the board of directors of HMS. Ms. Schugart also served as President of HMS and the general partner of its advisor from March 2013 until June 2019. Ms. Schugart has also served as President and CEO for Hines REIT, the general partner of HALP and the Core Fund from March 2013 through the liquidation and dissolution of Hines REIT in August 2018 and the Core Fund in December 2018. Prior to March 2013, Ms. Schugart had served as the Chief Operating Officer (“COO”) for us and the general partner of our Advisor and as the COO of Hines REIT, the general partner of HALP and the Core Fund since November 2011 through the liquidation and dissolution of Hines REIT in August 2018 and the Core Fund in December 2018. In these roles, Ms. Schugart was responsible for the execution of each entity’s business plan and oversight of day-to-day business operations, including issues related to portfolio strategy, asset management and all other operational and financial matters of each entity. Ms. Schugart also served as Chief Financial Officer (“CFO”) for us and the general partner of our Advisor from inception in December 2008 through October 2011. Ms. Schugart also served as the CFO for Hines REIT and the general partner of HALP from August 2003 through October 2011 and as the CFO of the Core Fund from July 2004 through October 2011. In these roles, her responsibilities included oversight of financial and portfolio management, equity and debt financing activities, investor relations, accounting, financial reporting, compliance and administrative functions in the U.S. and internationally. She has also been a Senior Managing Director of the general partner of Hines since October 2007 and has served as a director of the Dealer Manager since August 2003. Prior to holding these positions, she was a Vice President in Hines Capital Markets Group raising equity and debt financing for various Hines investment vehicles in the U.S. and internationally. Ms. Schugart has been responsible for arranging and managing more than $10 billion in equity and debt for Hines’ public and private investment funds. Prior to joining Hines, Ms. Schugart spent eight years with Arthur Andersen LLP, where she served both public and private clients in the real estate, construction, finance and banking industries. She holds a Bachelor of Business Administration degree in Accounting from Southwest Texas State University.

We believe that Ms. Schugart’s significant experience as an executive at the Company and its affiliates qualifies her to serve as one of our directors. Ms. Schugart is able to draw on her extensive institutional knowledge, as well as her tenure serving public and private companies at Arthur Andersen LLP to provide valuable insight.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Charles M. Baughn	65	2008
Mr. Baughn joined Hines in 1984. Mr. Baughn has served as a member of our board of directors and as a manager of the general partner of our Advisor since December 2008. Additionally, from July 2013 through September 2019, Mr. Baughn has served as a member of the board of directors of Hines Global Income Trust and as a member of the general partner of HGRIIALP. In connection with Mr. Baughn’s upcoming retirement from Hines, he will not stand for re-election to the board of directors of Hines Global Income Trust in September 2019, and will stop serving as a member of the general partner of HGRIIALP upon retirement from Hines. In addition, Mr. Baughn was a member of the board of directors of Hines REIT from April 2008 and was a manager of the general partner of HALP from August 2003 until the liquidation and dissolution of Hines REIT in August 2018. He also served as CEO of Hines REIT and the general partner of HALP from August 2003 through April 1, 2008. He has served as the Senior Managing Director of the general partner of Hines since 2012. Additionally, Mr. Baughn served as the CFO of the general partner of Hines from 2012 to 2018. As CFO, Mr. Baughn was responsible for overseeing Hines’ business operations, such as balance sheet related activities and bank and other debt financing. Previously, he also has served as an Executive Vice President and CEO-Capital Markets Group of the general partner of Hines from April 2001 through 2012 and, as such, was responsible for overseeing Hines’ capital markets group, which raises, places and manages equity and debt for Hines projects in the U.S. and internationally. Mr. Baughn is also a director of Hines Securities, Inc. and was a member of the Hines’ Executive Committee until June 2019. Until May 2015, Mr. Baughn also served as the CEO of Hines Securities, Inc. Mr. Baughn also served as a member of the management board of the Core Fund from 2003 until the liquidation and dissolution of the Core Fund in December 2018. During his tenure at Hines, he has contributed to the development or redevelopment of over 9 million square feet of office and special use facilities in the southwestern United States. He graduated from the New York State College of Ceramics at Alfred University with a B.A. and received his M.B.A. from the University of Colorado. Mr. Baughn holds Series 7, 24 and 63 securities licenses.

We believe that Mr. Baughn’s experience in the commercial real estate industry during his more than 34 year career with Hines, including his familiarity with Hines’ financial and investment policies, qualifies him to serve on our board of directors.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Jack L. Farley	55	2009
Mr. Farley has served as an independent director since June 2009. Mr. Farley has served as the President and CEO of Apex Compressed Air Energy Storage LLC, since January 2011, the year the company was launched in order to develop, build, operate, and commercialize utility-scale compressed air energy storage assets. Additionally, since January 2016, he has served as a board member for Live Power Intelligence Company, LLC, which provides real-time power grid information to electric power markets. Prior to that he co-founded Liberty Green Renewables, LLC in June 2008 to pursue development, construction and operation of biomass-to-electricity generation projects in the Midwest and Southeast US. From 2003 to February 2008, Mr. Farley was Senior Vice President of Cinergy Corp., where he was responsible for the Power Trading and Marketing group. During his tenure, the group had approximately $30 billion of annual physical power sales and ranked in the top 15 in the US. Cinergy Corp. merged with Duke Energy (NYSE: DUK) in 2006. In October 2007, Fortis NV acquired Duke’s trading operations as a strategic enhancement to its nascent US banking activities. Prior to joining Cinergy/Duke, Mr. Farley was President of the West Region at Reliant Resources, Inc., where he managed a $1.1 billion portfolio of power generation assets, and was responsible for the development and construction of two combined-cycle gas turbine projects with a total investment of approximately $750 million.

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

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Thomas L. Mitchell	59	2009
Mr. Mitchell has served as an independent director since June 2009. Since March 2020, Mr. Mitchell has served as a member of the board of directors of EPIC Midstream Holdings GP, LLC, a private company formed in 2017 to build, own and operate midstream infrastructure in both the Permian and Eagle Ford basins. Mr. Mitchell served as the Executive Vice President and CFO of Devon Energy Corporation (NYSE:DVN) from February 2014 to April 2017. Prior to February 2014, he served as the Executive Vice President and CFO of Midstates Petroleum Company, Inc. (NYSE: MPO), formerly Midstates Petroleum Company LLC, an exploration and production company, since 2011, and member of the Midstates board of directors from 2012 until January 2014. From 2006 to 2011, he was the Senior Vice President, CFO, Treasurer and Controller of Noble Corporation (NYSE: NE), a publicly-held offshore drilling contractor for the oil and gas industry. From 1997 to November 2006, Mr. Mitchell served as Vice President and Controller of Apache Corporation (NYSE, NASDAQ: APA), a publicly-held oil and gas exploration, development and production company. From 1996 to 1997, he served as Chief Accounting Officer (“CAO”) and Controller of Apache, and from 1989 to 1996, he served Apache in various positions. Prior to joining Apache, Mr. Mitchell spent seven years at Arthur Andersen & Co., an independent public accounting firm, where he practiced as a Certified Public Accountant (currently inactive), managing clients in the oil and gas, banking, manufacturing and government contracting industries. Mr. Mitchell graduated with honors from Bob Jones University with a B.S. in Accounting.

We believe Mr. Mitchell’s significant leadership experience at four public companies qualifies him to serve on our board of directors. In addition, through his previous experience in public accounting, Mr. Mitchell is able to provide valuable insight with respect to financial reporting processes and our system of internal controls.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
John S. Moody	71	2009
Mr. Moody has served as an independent director since June 2009. Mr. Moody has been President of Parkside Capital, LLC in Houston since January 2006. Parkside Capital, LLC is the general partner and manager of Parkside Capital Land Fund, LTD., a Texas real estate private equity firm which invests in raw land in high growth markets in Texas. From January 2004 to December 2005, Mr. Moody was the President and CEO of HRO Asset Management, LLC, a real estate advisory business headquartered in New York City, where he oversaw the acquisition of $850 million of real estate assets. From September 2001 to December 2003, he was the President of Marsh & McLennan Real Estate Advisors, Inc., where he developed the real estate strategy for the Marsh & McLennan Companies, including directing the execution of all real estate leases, projects and transactions. Mr. Moody was also the President and CEO of Cornerstone Properties, Inc., a publicly-held equity REIT which acquired, developed and operated large scale Class A office buildings in major metropolitan markets throughout the U.S. During his tenure at Cornerstone, assets grew from $500 million to $4.8 billion. From 1991 to 1995, Mr. Moody was the President and CEO of Deutsche Bank Realty Advisors, Inc., where he oversaw a $2 billion equity and debt portfolio. Mr. Moody has been a member of the board of directors of Huron Consulting Group (NASDAQ: HURN), a publicly-held integrated strategic services provider since October 2005. Since September 2006, he has been a member of the board of directors of Potlatch Corporation (NYSE: PCH), a publicly-held REIT with approximately 1.6 million acres of forestland. He became the Vice Chairman of the board of directors of Potlatch in January 2009. Mr. Moody also has served as the Chairman of the board of directors of Four Corners Property Trust Inc. (NYSE: FCPT) since November 2015. Mr. Moody was a member of the board of directors and Chairman of the Compensation Committee of CRIIMI MAE, Inc., a publicly-held REIT, from January 2004 to January 2006. He was also a member of the board of directors and Chairman of the Compensation Committee of Keystone Property Trust, a publicly-held REIT, from 2001 to 2004. Mr. Moody graduated from Stanford University with a B.S. and received his J.D. with honors from the University of Texas.

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

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Peter Shaper	54	2009
Mr. Shaper has served as an independent director since June 2009. He has served as a director and member of the audit committee of HMS since May 2012. Since 2012, Mr. Shaper also has served as the Chairman and CEO of Greenwell Energy Solutions, an independent specialty chemical supplier to the upstream oil and gas industry. Additionally, he is a founding partner of Genesis Park LP, a Houston-based private equity firm which was founded in 2000 and primarily focuses on buyouts, partnering strategies with public corporations and growth financing bringing each company capital, commercial execution capabilities and a depth of experience in mergers and acquisitions. Mr. Shaper also was the CEO of Harris CapRock Communications, Inc., a global provider of broadband communications to remote locations via satellite with revenues of over $300 million from 2002 through June 2011, when he resigned. From 1998 to 2000, Mr. Shaper was the president of Donnelley Marketing, a Division of First Data Corporation, where he was directly responsible for the turnaround and eventual sale of the $100 million revenue database marketing company to a strategic buyer. In 1996, Mr. Shaper helped found the Information Management Group, (“IMG”), as its Executive Vice President of Operations and CFO. IMG grew to over $600 million in revenue during Mr. Shaper’s tenure. Prior to joining IMG, Mr. Shaper was with a Dallas-based private equity firm, where he was responsible for investments in numerous technology-oriented companies, as well as assisting those companies with developing long-term strategies and financial structures. Mr. Shaper also has several years’ experience with the international consulting firm McKinsey & Company. Mr. Shaper graduated from Stanford University with a B.S. in industrial engineering and received his M.B.A. from Harvard Business School.

We believe Mr. Shaper’s significant experience as a senior executive officer of sophisticated companies such as Greenwell Energy Solutions, Harris CapRock Communications, Genesis Park and Donnelley Marketing/First Data, as well as his experience founding and leading IMG, qualify him to serve on our board of directors.

As of the date of this report, our executive officers, their ages and their experiences are as follows:

Name and Title	Age	Experience

J. Shea Morgenroth, Chief Financial Officer	44
Mr. Morgenroth has served as CFO for us and the general partner of our Advisor since June 2019. Mr. Morgenroth joined Hines in October 2003, and is a Senior Vice President - Controller and the CFO of Investment Management at Hines, a position he has held since April 2019. Prior to that, he was a Vice President - Controller for Hines since July 2012. Mr. Morgenroth also has served as the CFO of Hines Global Income Trust and the general partner of HGRIIALP since June 2019. Since November 2011, Mr. Morgenroth served as the CAO and Treasurer for Hines Global and the general partner of the Advisor. Mr. Morgenroth has served as CAO and Treasurer for Hines Global Income Trust and the general partner of HGRIIALP from July 2013 until June 2019. Mr. Morgenroth also served as CAO and Treasurer of Hines REIT and the general partner of HALP from November 2011 through the liquidation and dissolution of Hines REIT in August 2018. In these roles, Mr. Morgenroth has been responsible for the oversight of the treasury, accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. Prior to his appointment as CAO and Treasurer for Hines Global, Mr. Morgenroth served as a Senior Controller for Hines Global and the general partner of the Advisor from December 2008 until November 2011 and for Hines REIT and the general partner of HALP from January 2008 until November 2011 and as a Controller for Hines REIT and the general partner of HALP from October 2003 to January 2008. In these roles, he was responsible for the management of the accounting, financial reporting and SEC reporting functions. Prior to joining Hines, Mr. Morgenroth was a manager in the audit practices of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a B.B.A. in Accounting from Texas A&M University and is a Certified Public Accountant.

David L. Steinbach, Chief Investment Officer (“CIO”)	43
Mr. Steinbach joined Hines in 1999 and is a Senior Managing Director - Investment Management, Co-Head of Investment Management and the Global CIO for Hines. Mr. Steinbach has served as the CIO for us and the general partner of our Advisor since July 2014.  Mr. Steinbach has also served as the CIO for Hines Global Income Trust and the general partner of HGRIIALP since July 2014. In these roles, he is responsible for management of the real estate acquisition program in the U.S. and internationally.  He is a member of Hines’ Executive and Investment Committees. He previously served as a Managing Director - Investment Management of the general partner of Hines since February 2011 to February 2017 and was responsible for the acquisition of over $4 billion in assets for various Hines affiliates in the U.S. and internationally.  Prior to this role he served in various roles in which he was responsible for acquisitions, asset management and property dispositions on behalf of the Company, Hines REIT, Hines Global Income Trust and the Core Fund, both in the U.S. and internationally.  He graduated from Texas A&M University with a Bachelors and Masters in Business Administration.

Name and Title	Age	Experience
Kevin L. McMeans, Asset Management Officer	55
Mr. McMeans joined Hines in 1992. Since December 2008, Mr. McMeans has served as the Asset Management Officer for us and the general partner of our Advisor. Mr. McMeans also served as Asset Management Officer for Hines Global Income Trust and the general partner of HGRIIALP from August 2013 to June 2019. Since February 2015, he has served as a Senior Managing Director of Investment Management of the general partner of Hines. Prior to February 2015, he also served as a Managing Director of Investment Management of the general partner of Hines. In these roles, he is responsible for overseeing the management of the various investment properties owned by each of the funds in the U.S. and internationally. Additionally, Mr. McMeans served as the Asset Management Officer of Hines REIT and the general partner of HALP from April 2008 until the liquidation and dissolution of Hines REIT in August 2018. He also has served as the Asset Management Officer of the Core Fund from January 2005 through the liquidation and dissolution of the Core Fund in December 2018. He previously served as the CFO of Hines Corporate Properties, an investment venture established by Hines with a major U.S. pension fund, from 2001 through June 2004. In this role, Mr. McMeans was responsible for negotiating and closing debt financings, underwriting and evaluating new investments, negotiating and closing sale transactions and overseeing the administrative and financial reporting requirements of the venture and its investors. Before joining Hines, Mr. McMeans spent four and a half years at Deloitte & Touche LLP in the audit department. He graduated from Texas A&M University with a B.S. in Computer Science.

A. Gordon Findlay, Chief Accounting Officer and Treasurer	44
Mr. Findlay has served as CAO and Treasurer for us and the general partner of our Advisor since June 2019. Mr. Findlay joined Hines in November 2006. Mr. Findlay has served as a Vice President - Controller for Hines since October 2016 and as a Senior Controller for Hines from 2012 until October 2016. In these roles, he has been involved with managing the accounting, financial reporting and SEC reporting functions related to Hines Global, Hines Global Income Trust, and Hines REIT. Mr. Findlay has served as CAO and Treasurer of Hines Global Income Trust, and the general partner of HGRIIALP since June 2019. Prior to joining Hines, Mr. Findlay spent six years in the audit practice of Ernst & Young LLP, serving public and private clients in various industries. He holds a B.B.A. in Accounting from University of Houston - Downtown and is a Certified Public Accountant.

Name and Title	Age	Experience
Jason P. Maxwell, General Counsel and Secretary	46
Mr. Maxwell has served as General Counsel and Secretary of us and the general partner of our Advisor since June 2019. Mr. Maxwell joined Hines in June 2006 and has served as Senior Vice President - Legal and Co-Head of Legal at Hines since May 2019. Prior to that, he was a Vice President - Legal for Hines since September 2016 and is also the General Counsel of HALP, a position he has held since January 2014 (prior to that, he held the title of Corporate Counsel of Hines and HALP from May 2006 through December 2013). In his role at Hines, Mr. Maxwell created and leads the internal legal function for HALP and provides legal services to us, Hines Global Income Trust, HMS Income Fund and many of their affiliated entities, as well as serving as Assistant or Corporate Secretary to several of such entities. Mr. Maxwell has served as the General Counsel and Secretary of Hines Global Income Trust, the general partner of HGRIIALP and HMS Income Fund since June 2019. Since August 2015, he has also served as the Chief Compliance Officer of HMS Income Fund and its registered investment adviser, HMS Adviser LP. Among his other responsibilities, he provides corporate governance and general compliance guidance for the previously mentioned funds’ boards of directors. Prior to joining Hines, Mr. Maxwell was a partner in the law firm of Locke Liddell & Sapp LLP (n/k/a Locke Lord) where he practiced corporate and securities law. He graduated from the University of Miami with a B.B.A. in Finance and holds a J.D. from Georgetown University Law Center. He is a member of the State Bar of Texas.

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

The following table sets forth information regarding compensation paid to or earned by our directors during 2019.

2019 Director Compensation

Name	Fees Earned or Paid in Cash	Aggregate Stock Awards (1)(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Jack L. Farley	$102,044	$30,000	$—	$—	$—	$—	$132,044
Thomas L. Mitchell	$97,044	$30,000	$—	$—	$—	$—	$127,044
John S. Moody	$99,544	$30,000	$—	$—	$—	$—	$129,544
Peter Shaper	$97,044	$30,000	$—	$—	$—	$—	$127,044
Jeffery C. Hines, Charles M. Baughn, and Sherri W. Shugart (3)	$—	$—	$—	$—	$—	$—	$—

(1)
Each of Messrs. Farley, Mitchell, Moody and Shaper received 4,862.237 restricted common shares upon his re-election to our board of directors following our 2019 annual meeting. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.

(2)
The value of common stock awards was calculated based on the estimated net asset value, or NAV of $6.17 per share as of February 14, 2019 which was the estimated NAV per share most recently determined by our board of directors prior to the September 10, 2019 grant date of the awards.

(3)	Messrs. Hines and Baughn, and Ms. Schugart, who are employees of Hines, receive no compensation for serving as members of our board of directors.

We paid our independent directors an annual fee of $60,000, and a fee of $2,000 for each meeting of the board (or any committee thereof) attended in person for the year ended December 31, 2019. We paid each of our independent directors a fee of $1,000 for each board or committee meeting attended via teleconference, regardless of its length. In the event that a committee meeting was held on the same day as a meeting of our board of directors, each independent director received $1,500 for each committee meeting attended in person on such day.

We paid the following annual retainers to the Chairpersons of our board committees for 2019:

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

Compensation Committee Interlocks and Insider Participation

During 2019, our Compensation Committee consisted of Messrs. Farley, Mitchell, Moody and Shaper, our four independent directors. None of our executive officers served as a director or member of the compensation committee of an entity whose executive officers included a member of our board of directors or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 Ownership

The following table shows, as of March 1, 2020, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of our outstanding common shares, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the owner of such shares has the sole voting and investment power with respect thereto.

		Common Shares Beneficially Owned		(2)
Name of Beneficial Owner (1)	Position	Number of Common Shares	Percentage of Class
Jeffrey C. Hines	Chairman of the Board of Directors	1,111	* (3) (4)
Charles M. Baughn	Director	9,031	*
Jack L. Farley	Independent Director	17,272	*
Thomas L. Mitchell	Independent Director	16,262	*
John S. Moody	Independent Director	16,262	*
Peter Shaper	Independent Director	16,262	*
Sherri W. Schugart	President and Chief Executive Officer	2,222	*
J. Shea Morgenroth	Chief Financial Officer	1,667	*
David L Steinbach	Chief Investment Officer	—	—
Kevin L. McMeans	Asset Management Officer	1,667	*
A. Gordon Findlay	Chief Accounting Officer and Treasurer	—	*
Jason P. Maxwell	General Counsel and Secretary	—	*
All directors and executive officers as a group		81,756	*

*    Amount represents less than 1%

(1)	The address of each person listed is c/o Hines Global REIT, Inc., 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6618.

(2)
For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person is deemed to have “beneficial ownership” of shares of our stock that the person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of the Company’s stock held by each person or group of persons named in the table, any shares that such person or persons have the right to acquire within 60 days of March 1, 2020 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other persons.

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

Our executive officers have control and primary responsibility for the management decisions of our Advisor, including the selection of investment properties to be recommended to our board of directors, the negotiations for these investments, and the property management and leasing of properties we acquire directly. The Advisory Agreement was renewed as of December 5, 2019 and has a term ending December 31, 2020 that may be renewed for an unlimited number of successive periods (up to one year at a time) upon the mutual consent of the parties. Renewals of the agreement must be approved by the Conflicts Committee. The Advisory Agreement may be terminated:

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

The following summarizes fees our Advisor earned under the Advisory Agreement during 2019:

•
Under the Advisory Agreement, we pay our Advisor a monthly asset management fee equal to 0.125% of the net equity capital we have invested in real estate investments at the end of each month. The Advisor earned $26.4 million in asset management fees during the year ended December 31, 2019.

•
Under the Advisory Agreement, we pay our Advisor a disposition fee equal to 1.0% of (i) the sales price of any real estate investments sold, held directly by us, or (ii) when we hold investments indirectly through another entity, our pro rata share of the sales price of the real estate investment sold by that entity. The Advisor earned $12.8 million in disposition fees during the year ended December 31, 2019 related to the sale of four of our properties.

•
Likewise, under the Advisory Agreement, we may reimburse our Advisor and its affiliates for certain expenses they incur in connection with administrative and operating services they provide to us. Under our charter, we may not make reimbursements for administrative and operating expenses during any four consecutive fiscal quarters in excess of the greater of (i) 2.0% of our average invested assets or (ii) 25.0% of our net income. If our reimbursements to our Advisor for administrative and operating expenses exceed this limit, our Advisor will be required to disclose such fact to stockholders and may be required to refund such excess. In 2019, these limits were not exceeded. In 2019, our Advisor incurred $5.4 million in expenses, such as general and administrative expenses, on our behalf, which were reimbursed by the Company. See “Hines - Property Management Agreements” below for additional information concerning expense reimbursements to Hines.

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

During the year ended December 31, 2019, Hines earned the following amounts pursuant to property management agreements under which Hines manages some of our properties:

•	$4.0 million in property management fees;

•	$1.5 million in leasing commissions;

•	$2.2 million in development/construction management fees; and

•
$7.5 million, for all costs Hines incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreements.

WaterWall Place

In December 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines One WaterWall Holdings LP (the “WaterWall Place JV”), a Delaware limited partnership, for the purpose of developing a residential/living project in Houston, Texas. An affiliate of Hines served as the initial general partner and as the development partner and the subsidiary of the Operating Partnership was the limited partner. Hines owned a 7% interest in the joint venture and we owned the remaining 93% interest through our subsidiary. In addition, subject to certain return thresholds being achieved, the WaterWall Place JV agreement provided that Hines may receive certain incentive distributions in the event the residential/living project is liquidated. An affiliate of Hines received total distributions of $11.6 million from the WaterWall JV in September 2018, which included a return of capital, preferred return distributions, and incentive distributions based on the return thresholds set forth in the WaterWall agreement having been achieved.  These distributions represented 27% of the total distributions from the WaterWall JV from the sale of the property.

Ownership Interests

The Operating Partnership

We are the sole general partner of the Operating Partnership and owned a 99.99% interest in the Operating Partnership at December 31, 2019. Hines Global REIT Associates Limited Partnership, an affiliate of Jeffrey C. Hines, owned a 0.01% interest in the Operating Partnership at December 31, 2019. An affiliate of Jeffrey C. Hines also owns 1,111.111 shares of our common stock.

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

Item 14.  Principal Accounting Fees and Services

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively “Deloitte & Touche”) serve as our principal accounting firm. Deloitte & Touche audited our financial statements for the years ended December 31, 2019 and 2018. Deloitte & Touche reports directly to our Audit Committee.

Fees

Deloitte & Touche’s aggregate fees billed to us for the fiscal years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Audit Fees:	$899,500	$1,125,000
Audit-Related Fees (1):	—	—
Tax Fees:	—	—
All Other Fees:	—	—
Total Fees:	$899,500	$1,125,000

(1) These fees primarily relate to internal control attestation consultations, accounting consultations and other attestation services.

Pre-approval Policies and Procedures

Our Audit Committee has adopted a pre-approval policy requiring the Audit Committee to pre-approve all audit and permissible non-audit services to be performed by Deloitte & Touche. In determining whether or not to pre-approve services, the Audit Committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC, and, if permissible, the potential effect of such services on the independence of Deloitte & Touche. All services performed for us in 2019 were pre-approved or ratified by our Audit Committee.

 PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global REIT, Inc.
Consolidated Financial Statements — as of December 31, 2019 and 2018 and for the Years Ended December 31, 2019, 2018 and 2017

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is set forth beginning on page 117 hereof.

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 118 hereof.

Schedule IV —Mortgage Loans on Real Estate is set forth beginning on page 120 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 122 for a list of all exhibits filed as a part of this report.

Hines Global REIT, Inc.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions (1)	Balance at the End of the Period
	(amounts in thousands)
Deferred Tax Asset Valuation Allowance as of December 31, 2019	$119	$4,031	$136	$4,286
Allowance for Doubtful Accounts as of December 31, 2018 (2)	$3,794	$2,513	$(485)	$5,822
Deferred Tax Asset Valuation Allowance as of December 31, 2018	$1,389	$1,020	$(2,290)	$119
Allowance for Doubtful Accounts as of December 31, 2017	$2,508	$1,542	$(256)	$3,794
Deferred Tax Asset Valuation Allowance as of December 31, 2017	$98	$8,809	$(7,518)	$1,389

(1)	Write-offs of accounts receivable previously reserved.

(2)
With the implementation of ASU 2016-02 as of January 1, 2019, the current guidance clarified that uncollectible lease payments were to be recognized as a reduction in revenues and were not considered an allowance. With this implementation, the Allowance for Doubtful Accounts was re-characterized to be appropriately reflected as reductions in Revenues for uncollectible amounts. See Note 2 - Summary of Significant Accounting Policies for more information on the adoption of ASU 2016-02.

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2019

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2019
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)	Date of Construction	Date Acquired

Gogolevsky 11	Moscow, Russia	—	—	85,126	85,126	(78,052)	—	7,074	7,074	(86)	1996	August - 11
Campus at Marlborough	Marlborough, Massachusetts	—	23,790	54,230	78,020	(21,640)	18,873	37,507	56,380	—	1999	October - 11
Minneapolis Retail Center	Minneapolis, Minnesota	—	30,792	78,711	109,503	23,110	30,792	101,821	132,613	(15,533)	1974	August - 12 & December - 12
Riverside Center	Boston, Massachusetts	—	45,888	125,014	170,902	1,867	45,888	126,881	172,769	(20,044)	2000	March - 13
New City	Warsaw, Poland	71,144	—	115,208	115,208	(45,340)	—	69,868	69,868	—	2010	March - 13
Perspective Defense	Paris, France	78,505	29,039	109,704	138,743	(16,807)	24,840	97,096	121,936	(14,945)	2007	June - 13
The Markets at Town Center	Jacksonville, Florida	—	52,130	76,067	128,197	(45,235)	37,005	45,957	82,962	—	2009	July - 13
The Avenue at Murfreesboro	Nashville, Tennessee	—	54,940	71,990	126,930	3,205	54,940	75,195	130,135	(10,827)	2007	August - 13
The Rim	San Antonio, Texas	—	102,170	150,321	252,491	(31,152)	91,415	129,924	221,339	—	2006-2014	February - 14, April - 15, December - 15, & December - 16
25 Cabot Square	London, England	163,164	—	165,121	165,121	98,967	—	264,088	264,088	(17,959)	1991	March - 14
		$312,813	$338,749	$1,031,492	$1,370,241	$(111,077)	$303,753	$955,411	$1,259,164	$(79,394)

(a)	Assets consist of quality office properties, retail properties, and industrial/distribution facilities.

(b)	Components of initial cost for properties acquired using a foreign currency were converted using the currency exchange rate as of the date of acquisition.

(c)	Includes the effect of changes in the exchange rate between the date of acquisition and December 31, 2019 for properties that are denominated in a foreign currency.

(d)	The aggregate cost for federal income tax purposes is $1.5 billion as of December 31, 2019.

(e)
Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings.

The changes in total real estate assets for the years ended December 31, (in thousands):

	2019	2018	2017
Gross real estate assets
Balance, beginning of period	$1,942,614	$2,927,043	$3,296,583
Additions during the period:
Acquisitions	—	—	—
Other additions	89,138	78,364	58,628
Disposals of fully-depreciated assets	—	(480)	(215)
Costs of real estate sold	(602,822)	(955,059)	(539,324)
Impairment losses	(179,194)	(38,032)	(10,731)
Effect of changes in foreign currency exchange rates	9,428	(69,222)	122,102
Balance, end of period	$1,259,164	$1,942,614	$2,927,043
Accumulated Depreciation
Balance, beginning of period	$(172,659)	$(237,767)	$(246,940)
Depreciation	(18,191)	(51,242)	(63,056)
Effect of changes in foreign currency exchange rates	(1,270)	8,029	(10,363)
Disposals of fully-depreciated assets	—	480	215
Impairment losses	59,854	18,852	3,607
Retirement or sales of assets	52,872	88,989	78,770
Balance, end of period	$(79,394)	$(172,659)	$(237,767)

Schedule IV — Mortgage Loans on Real Estate
December 31, 2019
(amounts in thousands)

Changes in mortgage loans on real estate are summarized below (in thousands):

	2019	2018	2017
Balance at beginning of period	$—	$—	$15,224
Additions during period:
New loans	—	—	—
Additional advances on existing loans	—	—	2,296
Interest income added to principal	—	—	—
Deductions during period:
Collection of principal	—	—	(7,178)
Sale of loan	—	—	(10,342)
Balance at close of period	$—	$—	$—

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

3.2	Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registration Statement on March 18, 2009 and incorporated by reference herein)
3.3	Amendment No. 1 to Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on September 21, 2015 and incorporated by reference herein)
3.4	Amendment No. 2 to Bylaws of Hines Global REIT, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on September 7, 2017 and incorporated by reference herein)
4.1	Description of Hines Global REIT, Inc. Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934.
10.1	Form of Restricted Share Award Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-K on March 30, 2018 and incorporated by reference herein)
10.2*	Agreement of Sale and Purchase between Hines Global REIT Properties LP and KRE Summit Owner LLC, effective as of December 9, 2019
10.3*	Agreement of Sale and Purchase between Hines Global REIT Riverside Center LLC and ARE-MA Region No. 76 LLC, effective December 9, 2019
21.1*	List of Subsidiaries of Hines Global REIT, Inc.
31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101*
The following materials from Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 30, 2020, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Statements of Equity, (iv) of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES GLOBAL REIT, INC. (registrant)

March 30, 2020	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2020.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 30, 2020
Jeffrey C. Hines

/s/ Sherri W. Schugart	President, Chief Executive Officer and Director	March 30, 2020
Sherri W. Schugart	(Principal Executive Officer)

/s/ J. Shea Morgenroth	Chief Financial Officer	March 30, 2020
J. Shea Morgenroth	(Principal Financial Officer)

/s/ A. Gordon Findlay	Chief Accounting Officer and Treasurer	March 30, 2020
A. Gordon Findlay	(Principal Accounting Officer)

/s/ Jason P. Maxwell	General Counsel and Secretary	March 30, 2020
Jason P. Maxwell

/s/ Charles M. Baughn	Director	March 30, 2020
Charles M. Baughn

/s/ Jack L. Farley	Director	March 30, 2020
Jack L. Farley

/s/ Thomas L. Mitchell	Director	March 30, 2020
Thomas L. Mitchell

/s/ John S. Moody	Director	March 30, 2020
John S. Moody

/s/ Peter Shaper	Director	March 30, 2020
Peter Shaper