Form 10-Q
period 2020-03-31
Hines Global REIT, Inc.
filed 2020-05-15
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

 As of May 5, 2020, approximately 262.6 million shares of the registrant’s common stock were outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2020	December 31, 2019
	(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$386,788	$373,179
Derivative instruments	16,421	—
Tenant and other receivables	213	114
Other assets	389	574
Assets held for sale	1,261,289	1,551,858
Total assets	$1,665,100	$1,925,725
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$2,370	$1,419
Due to affiliates	2,711	11,159
Derivative instruments	—	3,684
Liabilities associated with assets held for sale	315,928	653,900
Total liabilities	321,009	670,162

Commitments and contingencies (Note 10)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $.001 par value; 1,500,000 shares authorized, 262,924 and 263,373 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	263	263
Additional paid-in capital	2,382,838	2,386,673
Accumulated distributions in excess of earnings	(948,012)	(1,049,332)
Accumulated other comprehensive income (loss)	(91,499)	(82,571)
Total stockholders’ equity	1,343,590	1,255,033
Noncontrolling interests	501	530
Total equity	1,344,091	1,255,563
Total liabilities and equity	$1,665,100	$1,925,725

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2020 and 2019
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$34,120	$45,856
Other revenue	514	2,377
Total revenues	34,634	48,233
Expenses:
Property operating expenses	11,669	12,738
Real property taxes	4,589	6,789
Property management fees	826	1,148
Depreciation and amortization	—	13,444
Asset management fees	5,712	6,780
General and administrative expenses	2,073	2,595
Total expenses	24,869	43,494
Other income (expenses):
Gain (loss) on derivative instruments	20,598	(126)
Gain (loss) on sale of real estate investments	80,186	192,189
Foreign currency gains (losses)	(6,166)	399
Interest expense	(2,386)	(7,347)
Other income (expenses)	1,009	1,283
Income (loss) before benefit (provision) for income taxes	103,006	191,137
Benefit (provision) for income taxes	(1,700)	273
Net income (loss)	101,306	191,410
Net (income) loss attributable to noncontrolling interests	14	(9)
Net income (loss) attributable to common stockholders	$101,320	$191,401
Basic and diluted income (loss) per common share	$0.38	$0.72
Weighted average number of common shares outstanding	264,131	265,029
Net comprehensive income (loss):
Net income (loss)	$101,306	$191,410
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,943)	5,675
Net comprehensive income (loss)	92,363	197,085
Net comprehensive (income) loss attributable to noncontrolling interests	29	(13)
Net comprehensive income (loss) attributable to common stockholders	$92,392	$197,072

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2020
(UNAUDITED)
(In thousands)

	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2020	263,373	$263	$2,386,673	$(1,049,332)	$(82,571)	$1,255,033	$530
Issuance of common shares	—	—	30	—	—	30	—
Redemption of common shares	(449)	—	(3,859)	—	—	(3,859)	—
Issuer costs	—	—	(6)	—	—	(6)	—
Net income (loss)	—	—	—	101,320	—	101,320	(14)
Foreign currency translation adjustment	—	—	—	—	(17,940)	(17,940)	(15)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	9,012	9,012	—
Balance as of March 31, 2020	262,924	$263	$2,382,838	$(948,012)	$(91,499)	$1,343,590	$501

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

HINES GLOBAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2020 and 2019
(UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$101,306	$191,410
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	481	16,939
Foreign currency (gains) losses	6,166	(399)
(Gain) on the sale of real estate investments	(80,186)	(192,189)
(Gain) loss on derivative instruments	(20,598)	126
Changes in assets and liabilities:
Change in other assets	1,664	(1,072)
Change in tenant and other receivables	(4,644)	732
Change in deferred leasing costs	(2,222)	(3,347)
Change in accounts payable and accrued expenses	(4,506)	(7,407)
Change in other liabilities	(4,929)	(4,970)
Change in due to affiliates	(3,215)	(2,217)
Net cash used in operating activities	(10,683)	(2,394)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of real estate investments	248,009	455,220
Capital expenditures at operating properties and developments	(4,437)	(21,979)
Net cash from investing activities	243,572	433,241
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from noncontrolling interest	—	97
Redemption of common shares	(2,772)	(23,736)
Payments of issuer costs	(6)	(11)
Distributions paid to stockholders and noncontrolling interests	—	(675,758)
Proceeds from notes payable	—	169,000
Payments on notes payable	(225,535)	(75,553)
Change in security deposit liability	320	179
Deferred financing costs paid	(396)	(1,761)
Net cash used in financing activities	(228,389)	(607,543)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(499)	313
Net change in cash, cash equivalents, and restricted cash	4,001	(176,383)
Cash, cash equivalents, and restricted cash, beginning of period	385,959	261,017
Cash, cash equivalents, and restricted cash, end of period	$389,960	$84,634

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2020 and 2019

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2019 included in Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT, Inc. as of March 31, 2020, the results of operations for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

The Company raised the equity capital for its real estate investments through two public offerings from August 5, 2009 through April 11, 2014, which included primary offering shares as well as shares issued through its distribution reinvestment plan. The Company terminated its offering of primary offering shares in April 2014, but continued to issue shares through its distribution reinvestment plan (the “DRP Offering”) from April 24, 2014 to August 2018. Collectively, through its public offerings, the Company received gross offering proceeds of $3.1 billion from the sale of 313.3 million shares, which was invested in the Company’s real estate portfolio.

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

As required by Maryland law and the Company’s charter, the Plan of Liquidation was approved by the affirmative vote of the holders of at least a majority of the shares of the Company’s common stock outstanding and entitled to vote thereon at the Company’s annual meeting of stockholders held on July 17, 2018. In accordance with Maryland law, the Plan of Liquidation provides the Company’s board of directors with the authority to modify or amend the Plan of Liquidation without further action by the Company’s stockholders to the extent permitted by then-current law and to terminate the Plan of Liquidation for any reason, provided that the board of directors may not terminate the Plan of Liquidation after Articles of Dissolution have been filed with and accepted for record by the State Department of Assessments and Taxation of Maryland. The Company’s original goal was to complete the liquidation of its assets and make final distributions to its stockholders by July 17, 2020 (24 months after stockholder approval of the Plan of Liquidation). While the Company has been actively marketing the remaining assets for disposition, the recent spread of the COVID-19 (more commonly referred to as the Coronavirus) pandemic and its impact on the global economic environment has had, and is expected to continue to have, an adverse impact on overall market conditions and the Company’s disposition process. As a result, the Company believes it is unlikely that it will be able to complete the liquidation of its assets and make final cash distributions to its stockholders by July 17, 2020. Accordingly, any remaining assets and liabilities of the Company will be transferred into a liquidating trust as described in the Plan of Liquidation approved by the Company’s stockholders in July 2018. At that time, the Company’s stockholders will receive shares of beneficial interest in the liquidating trust and the Company will be dissolved. The liquidating trust will operate substantially in the same manner as the Company operates today and will continue to pursue the liquidation of the remaining assets with the goal of distributing the net proceeds of the liquidation to the Company’s stockholders. There can be no assurances regarding the timing or amounts of any additional liquidating distributions.

Through May 15, 2020, the Company has paid aggregate return of capital distributions of approximately $4.00 per share to its stockholders, which included $2.83 per share of liquidating distributions pursuant to the Plan of Liquidation.

Because the Plan of Liquidation follows the Company’s initial business plan, these financial statements have not been prepared on the liquidation basis of accounting.

The Company sold its interests in six properties for an aggregate sales price of $1.0 billion during 2017, 20 properties in 2018 for an aggregate sales price of $1.7 billion, four properties in 2019 for an aggregate sales price of $1.3 billion, and two properties in the first quarter of 2020 for an aggregate sales price of $379.9 million. As of March 31, 2020, the Company owned interests in eight real estate investments, consisting of the following types of investments:

•	Domestic office investments (1 investments)

•	Domestic other investments (4 investments)

•	International office investments (3 investments)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Described below are certain of the Company’s significant accounting policies. The disclosures regarding several of the policies have been condensed or omitted in accordance with interim reporting regulations specified in the instructions for Form 10-Q. Please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a complete listing of all of its significant accounting policies.

Coronavirus Outbreak

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates. In particular, the Coronavirus pandemic has adversely impacted and is likely to further adversely impact the Company’s business, the businesses of the Company’s tenants and the real estate market generally. The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including fair value measurements, and asset impairment charges, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

The ongoing global outbreak of the Coronavirus pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. It has disrupted global travel and supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Considerable uncertainty still surrounds the Coronavirus and its potential effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses and other efforts to curb the spread of the Coronavirus have significantly disrupted business activity globally, including in the markets where the Company’s remaining assets are located, and the Company expects them to have an adverse impact on the performance of its investments. Many of the Company’s tenants are subject to shelter in place and other quarantine restrictions, and the restrictions could be in place for an extended period of time. These restrictions are particularly adversely impacting many of the Company’s retail tenants (other than grocery tenants), as government instructions regarding social distancing and mandated closures have reduced and, in some cases, eliminated customer foot traffic, causing many of the Company’s retail tenants to temporarily close their brick and mortar stores. As of March 31, 2020, the Company owned four retail properties in the U.S., which comprised nearly 51% of total revenues recognized by the Company during the three months ended March 31, 2020. Further, while the Company collected approximately 94% of March rents at its retail properties, collections in April dropped to around 33%. The Company is in preliminary discussions with these tenants and currently expects to grant relief to some of its tenants to defer rent payments as a result of their estimated lost revenues from the current Coronavirus pandemic; however, there can be no assurance the Company will reach an agreement with any tenant or if an agreement is reached, that any such tenant will be able to repay any such deferred rent in the future. Excluding retail properties, the Company collected approximately 97% of March rents and approximately 87% of April rents.

The outbreak will likely have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. In addition, the rapidly evolving nature of the pandemic makes it difficult to ascertain the long-term impact it will have on commercial real estate markets and the Company’s investments. Nevertheless, the Coronavirus presents material uncertainty and risk with respect to the performance of the Company’s real estate investments, its financial results, such as rent concessions or reduced rental rates, and ability to complete the disposition of its remaining properties pursuant to the Plan of

Liquidation, such as the potential negative impact to occupancy at the Company’s properties, the potential closure of certain of its assets for an extended period, the potential for adverse impacts with respect to financing arrangements, increased costs of operations, decrease in values of the Company’s real estate investments, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The Company is unable to estimate the impact the Coronavirus will have on its financial results at this time. See Note 1 — Organization for a description of the delays it has caused with respect to the Company's completion of its Plan of Liquidation, which will cause the Company to transfer its assets and liabilities to a liquidating trust in the third quarter of this year.

Due to the business disruptions and challenges severely affecting the global economy caused by the Coronavirus pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in Accounting Standards Codification (“ASC”) Topic 842 ("Topic 842") addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the Coronavirus pandemic. In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the Coronavirus pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply such relief and will avail itself of the election to avoid performing a lease by lease analysis for the lease concessions that 1) were granted as relief due to the Coronavirus pandemic and 2) result in the cash flows remaining substantially the same or less. The Lease Modification Q&A has no material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2020, however, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the Coronavirus pandemic in future periods and the elections made by the Company at the time of entering into such concessions.

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

As ASC 360-10 requires the separate presentation of assets and liabilities classified as held for sale, the Company has aggregated and presented these assets and liabilities each as one line on the Condensed Consolidated Balance Sheet (“assets held for sale” and “liabilities associated with assets held for sale”, respectively), which are described further in the tables below. Further, as a result of the held for sale designation, no depreciation or amortization related to the properties was recorded after July 2019. These assets did not qualify to be classified as discontinued operations, because the sale of these assets does not represent a strategic shift in the Company’s operations. As of March 31, 2020 and December 31, 2019, assets held for sale consisted of the following (in thousands):

	March 31, 2020		December 31, 2019
Investment property, net	$893,834		$1,179,770
Restricted cash	3,172		12,780
Tenant and other receivables, net	94,526	(1)	50,278
Intangible lease assets, net	89,152		97,030
Right-of-use asset, net	91,034		97,499
Deferred leasing costs, net	79,801		102,366
Deferred financing costs, net	845		845
Other assets	8,925		11,290
Total assets held for sale	$1,261,289		$1,551,858

(1)
As of March 31, 2020, Tenant and other receivables, net included $47.4 million related to proceeds to be received from the sale of Perspective Defense. See Note 3 — Investment Property for more information on the sale of Perspective Defense.

As of March 31, 2020 and December 31, 2019, liabilities associated with assets held for sale consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accounts payable and accrued expenses	$37,681	$48,459
Due to affiliates	824	2,003
Intangible lease liabilities, net	43,534	45,425
Other liabilities	12,447	21,328
Notes payable, net (1)	221,442	536,685
Total liabilities associated with assets held for sale	$315,928	$653,900

(1)
Includes outstanding liabilities related to the Company’s Revolving Credit Facility (as defined below), which is collateralized by several of the remaining properties and must be repaid after the sale of those properties.

Other Assets

As of March 31, 2020, other assets included the following (in thousands):

	March 31, 2020	(1)	December 31, 2019	(2)
Prepaid expenses	$1,062		$1,580
Deferred tax assets	8,027		10,056
Other	225		228
Other assets	$9,314		$11,864

(1)	As of March 31, 2020, with the exception of $0.4 million related to corporate level activities, these amounts were included in other assets within assets held for sale.

(2)	As of December 31, 2019, with the exception of $0.6 million related to corporate level activities, these amounts were included in other assets within assets held for sale.

Revenue Recognition

As of January 1, 2018, the Company began accounting for the sale of real estate properties under ASU 2017-05, which provides for revenue recognition based on completed performance obligations, which typically occurs upon the transfer of ownership of a real estate asset.

Rental payments are generally paid by the tenants prior to the beginning of each month or quarter to which they relate. As of March 31, 2020 and December 31, 2019, respectively, the Company recorded liabilities of $5.5 million and $12.4 million related to prepaid rental payments, which were included in liabilities associated with assets held for sale as of March 31, 2020 and December 31, 2019, respectively in the accompanying Condensed Consolidated Balance Sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease, including rent holidays, if any. Straight-line rent receivable was $34.3 million and $40.4 million as of March 31, 2020 and December 31, 2019, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in assets held for sale as of March 31, 2020 and December 31, 2019 in the accompanying Condensed Consolidated Balance Sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Other revenues consist primarily of parking revenue, tenant reimbursements and interest on loans receivable. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, "Changes to the Disclosure Requirements for Fair Value Measurement." This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. The ASU also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU No. 2018-13 are effective for the Company as of January 1, 2020 and have not materially impacted the Company’s financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Buildings and improvements	$712,755	$955,411
Less: accumulated depreciation	(43,280)	(79,394)
Buildings and improvements, net	669,475	876,017
Land	224,359	303,753
Investment property, net (1)	$893,834	$1,179,770

(1)	As of March 31, 2020 and December 31, 2019, these amounts were included in assets held for sale.

Recent Dispositions of Real Estate Investments

In January 2020, the Company completed the sale of its Riverside Center property for a contract sales price of $235.0 million. The Company recognized a gain on sale of this asset of $48.6 million net of disposition fees, which was recorded in gain on sale of real estate investments on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

In February 2020, the Company completed the sale of its Perspective Defense property for a contract sales price of €129.8 million (approximately $144.9 million at a rate of $1.12 per EUR). The Company recognized a gain on sale of this asset of $17.7 million net of disposition fees, which was recorded in gain on sale of real estate investments on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

During the three months ended March 31, 2020, the Company completed the sale of several outparcels at its property, The Rim, for a total aggregate contract sales price of $25.1 million. The Company recognized a gain on sale of these assets of $15.2 million net of disposition fees, which was recorded in gain on sale of real estate investments on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

As of March 31, 2020, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles (1)
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$159,536	$13,993	$(69,698)
Less: accumulated amortization	(77,157)	(7,220)	26,164
Net	$82,379	$6,773	$(43,534)

(1)	As of March 31, 2020, these amounts were included in assets held for sale and liabilities associated with assets held for sale.

As of December 31, 2019, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles (1)
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$221,996	$21,776	$(75,002)
Less: accumulated amortization	(131,940)	(14,802)	29,577
Net	$90,056	$6,974	$(45,425)

(1)	As of December 31, 2019, these amounts were included in assets held for sale and liabilities associated with assets held for sale.

Amortization expense of in-place leases was $4.5 million for the three months ended March 31, 2019. There was no amortization of in-place leases for the three months ended March 31, 2020, due to the related properties being classified as held for sale. Amortization of out-of-market leases resulted in an increase to rental revenue of $1.0 million for the three months ended March 31, 2019. There was no amortization of out-of-market leases for the three months ended March 31, 2020, due to the related properties being classified as held for sale.

Leases

The Company’s leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to release the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales.  Total billings related to expense reimbursements from tenants for the three months ended March 31, 2020 and 2019 was $10.3 million and $12.2 million, respectively, which is included in rental revenue on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has entered into non-cancelable lease agreements with tenants for space. As of March 31, 2020, the approximate fixed future minimum rentals for the period from April 1, 2020 through December 31, 2020, for each of the years ending December 31, 2021 through December 31, 2025 and for the period thereafter are as follows (in thousands):

Fixed Future Minimum Rentals (1)
April 1, 2020 through December 31, 2020	$66,273
2021	90,528
2022	89,696
2023	83,233
2024	71,924
2025	65,439
Thereafter	401,674
Total	$868,767

(1) As of March 31, 2020, these amounts were related to assets classified as held for sale.

During the three months ended March 31, 2020 and 2019, the Company did not earn more than 10% of its total rental revenue from any individual tenant.

4. DEBT FINANCING

As of March 31, 2020 and December 31, 2019, the Company had $222.2 million and $537.8 million of principal outstanding, respectively, with a weighted average years to maturity of 0.6 years and 0.4 years, respectively, and a weighted average interest rate of 3.1% and 3.0%, respectively. The following table describes the Company’s debt outstanding at March 31, 2020 and December 31, 2019 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date		Interest Rate Description	Interest Rate as of March 31, 2020	Principal Outstanding at March 31, 2020 (1)		Principal Outstanding at December 31, 2019 (1)
Secured Mortgage Debt
New City	3/28/2013	3/18/2021		Variable, subject to interest rate cap	2.30%	$69,112		$71,144
Perspective Défense	6/21/2013	7/25/2020		Variable	N/A	—		78,505
25 Cabot Square	3/26/2014	9/30/2020	(2)	Fixed	3.50%	153,116		163,164
Other Notes Payable
JPMorgan Chase Revolving Credit Facility - Revolving Loan	4/13/2012	9/4/2020	(3)	Variable	N/A	—		—
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	9/4/2020		Variable	N/A	—	(4)	225,000
Total Principal Outstanding						$222,228		$537,813
Unamortized Deferred Financing Costs(5)						$(786)		$(1,128)
Notes Payable, net						$221,442		$536,685

(1)As of March 31, 2020 and December 31, 2019, these amounts were included in liabilities associated with assets held for sale.

(2)In March 2020, the secured mortgage loan at 25 Cabot Square was amended, resulting in a new maturity date of September 30, 2020.

(3)In March 2020, the Revolving Credit Facility was amended, resulting in a new maturity date of September 4, 2020.

(4)In January 2020, the Company paid off the Revolving Credit Facility - Term Loan in full.

(5)Unamortized deferred financing costs related to the revolving loan commitment of the JPMorgan Chase Revolving Credit Facility were included in assets held for sale as of March 31, 2020.

As of March 31, 2020, the variable-rate debt has variable interest rates ranging from the LIBOR or EURIBOR screen rate plus 1.45% to 2.30% per annum. As of March 31, 2020, $55.4 million of one of the Company’s variable-rate loans was capped at a strike rate of 0.00%. Additionally, as of December 31, 2019, $56.9 million one of the Company’s variable-rate loans was capped at a strike rate of 0.00%.

JP Morgan Chase Revolving Credit Facility

In April 2012, the Operating Partnership entered into a credit agreement with JPMorgan Chase Bank, N.A. (the “Credit Agreement”), as administrative agent for itself and various lenders named in the Credit Agreement. The Company refers to the revolving loan commitment and term loan commitment collectively as the “Revolving Credit Facility.” As amended in March 2020, the borrowings may be denominated in U.S. dollars, British pound sterling, Euros, Australian dollars or Canadian dollars with up to $200.0 million maximum amount available under the Revolving Credit Facility.

Prior to the March 2020 amendment total commitments under the Revolving Credit Facility were $725.0 million. As amended, the Credit Agreement provides for a revolving loan commitment of up to $200.0 million and a term loan commitment of up to $225.0 million. Aggregate foreign currency commitments can constitute up to $100.0 million of the maximum amount available under the revolving loan commitment. The March 2020 amendment extended the maturity date of the Revolving Credit Facility from March 4, 2020 to September 4, 2020. The Company may elect to extend the maturity by two additional six-month extensions at the Company’s option and subject to the satisfaction of certain conditions.

During the three months ended March 31, 2020, the Company made no draws and a payment of $225.0 million on the Revolving Credit Facility to pay it off in full.

Financial Covenants

The Company's mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents.  The Company is not aware of any instances of noncompliance with financial covenants as of March 31, 2020. The Company’s continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions associated with the Coronavirus pandemic. Failure to comply with these covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations and strain the liquidity of the Company.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for period April 1, 2020 through December 31, 2020, and each of the years ending December 31, 2021 through December 31, 2024 and for the period thereafter (amounts are in thousands):

	Payments due by Year
	April 1, 2020 through December 31, 2020	2021	2022	2023	2024	Thereafter
Principal payments	$154,770	$67,458	$—	$—	$—	$—

5. DERIVATIVE INSTRUMENTS

The Company has entered into several interest rate cap contracts in connection with certain of its secured mortgage loans in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowings.  The Company’s interest rate cap agreements have economically limited the interest rate on each of the loans to which they relate.  The Company has not designated any of these derivatives as hedges for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instruments. See Note 4 — Debt Financing for additional information on the interest rate caps associated with the Company’s variable rate loans and Note 7 — Fair Value Measurements for additional information regarding the fair value of the Company’s interest rate contracts.

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

The table below provides additional information regarding the Company’s foreign currency forward contracts that were outstanding, as of March 31, 2020 (in thousands):

Foreign Currency Forward Contracts
Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
December 4, 2019	April 30, 2020	£225,000	USD/GBP	$1.31
December 5, 2019	April 30, 2020	€20,000	USD/EUR	$1.12
March 27, 2020	April 30, 2020	€45,000	USD/EUR	$1.11

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2020 and 2019 (in thousands):

	Gain (Loss) Recorded on Derivative Instruments
	Three Months Ended
	March 31, 2020	March 31, 2019
Derivatives not designated as hedging instruments:
Unrealized foreign currency forward contracts	$20,105	$—
Settlement of foreign currency forward contract	493	(126)
Total gain (loss) on derivatives	$20,598	$(126)

6.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor, Hines and its affiliates for the periods indicated below and amounts unpaid as of March 31, 2020 and December 31, 2019 (in thousands):

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2020	2019	March 31, 2020	(1)	December 31, 2019	(1)
Asset Management Fee- the Advisor and affiliates of Hines	$5,712	$6,780	$1,584		$1,763
Disposition Fee- the Advisor	$4,049	$4,777	251		7,976
Other (2)	$750	$1,488	818		1,477
Property Management Fee- Hines	$472	$1,055	153		277
Development/Construction Management Fee- Hines	$12	$572	103		119
Leasing Fee- Hines	$99	$194	369		1,061
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	$1,356	$1,887	257		489
Due to Affiliates			$3,535		$13,162

(1)
As of March 31, 2020 and December 31, 2019, with the exception of $2.7 million and $11.2 million, respectively, related to corporate level activities, these amounts were included in due to affiliates within liabilities associated with assets held for sale.

(2)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and offering costs.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

Summit Development Agreement

In March 2019, the Company entered into a Development Management Agreement with Hines, the Company’s sponsor, for the construction and development of an office building at the Summit in Bellevue, Washington. Hines was paid a project administration fee equal to 2.5% of the qualified construction costs. In December 2019, The Summit, including the office building in development, was sold and the Company is no longer a party to this agreement.

7.  FAIR VALUE MEASUREMENTS

Financial Instruments Fair Value Disclosures

As of March 31, 2020, the Company estimated that the fair value of its notes payable, which had a book value (excluding any unamortized discount or premium and deferred financing costs) of $222.2 million, was $222.4 million. As of December 31, 2019, the Company estimated that the fair value of its notes payable, which had a book value (excluding any unamortized discount or premium) of $537.8 million, was $538.0 million. Management has utilized available market information, such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of March 31, 2020, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

Financial Instruments Measured on a Nonrecurring Basis

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The fair value methodologies used to measure long-lived assets are described in Note 2 — Summary of Significant Accounting Policies - Investment Property and Lease Intangibles.  The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy.

Impairment of Investment Property

Investment properties are reviewed for impairment at each reporting period if events or changes in circumstances indicate that the carrying amount may not be recoverable. No investment properties were impaired during the three months ended March 31, 2020.

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

The changes in assumptions resulted in the net book value of the assets exceeding the projected undiscounted cash flows for the property. As a result, the assets were written down to fair value. The following table summarizes activity for the Company’s assets measured at fair value, on a non-recurring basis as of March 31, 2020 and December 31, 2019 (in thousands).

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss
December 31, 2019	Investment property	$544,846	$—	$458,828	$86,018	$122,603

The Company’s estimated fair value of the investment properties measured using level 3 inputs were based on comparisons of recent market activity and discounted cash flow models, which include estimates of property-specific inflows and outflows over a specific holding period. Significant unobservable quantitative inputs used in determining the fair value of the investment property for the period ended December 31, 2019 include: a discount rate of 8.80%; a capitalization rate of 6.50%; stabilized occupancy rate of 91.7%; and current market rental rates ranging from $12.00 to $47.00 per square foot.  These inputs are based on the location, type and nature of each property, current and anticipated market conditions, and management’s knowledge and expertise in real estate.

8. REPORTABLE SEGMENTS

The Company’s real estate investments are geographically diversified and management evaluates the operating performance of each at an individual investment level and considers each investment to be an operating segment. The Company has aggregated all of its operating segments into four reportable segments based on the location of the segment and the underlying asset class. Management has aggregated the Company’s investments that are not office properties in “other” based on the geographic location of the investment, due to the Company’s ownership of interests in various different types of investments that do not stand alone as their own reportable segment. The Company’s reporting segments consist of the following, based on the Company’s investments as of March 31, 2020:

•	Domestic office investments (1 investments)

•	Domestic other investments (4 investments)

•	International office investments (3 investments)

•	International other investments (0 investments remaining as of March 31, 2020)

The tables below provide additional information related to each of the Company’s segments, geographic location and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts are in thousands, except for percentages):

	Three Months Ended March 31,
	2020	2019
Total Revenue
Domestic office investments	$3,162	$16,841
Domestic other investments	17,637	18,660
International office investments	13,835	11,991
International other investments	—	741
Total Revenue	$34,634	$48,233

For the three months ended March 31, 2020 and 2019 the Company’s total revenue was attributable to the following countries:

	Three Months Ended March 31,
	2020	2019
Total Revenue
United States	59%	73%
United Kingdom	25%	14%
Poland	8%	5%
Russia	5%	5%
France	3%	3%

For the three months ended March 31, 2020 and 2019, the Company’s property revenues in excess of expenses by segment was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Property revenues in excess of expenses (1)
Domestic office investments	$1,157	$10,166
Domestic other investments	9,771	11,393
International office investments	6,793	5,599
International other investments	(171)	400
Property revenues in excess of expenses	$17,550	$27,558

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of March 31, 2020 and December 31, 2019, the Company’s total assets by segment was as follows (in thousands):

	March 31, 2020	December 31, 2019
Total Assets
Domestic office investments	$75,666	$261,330
Domestic other investments	655,626	665,079
International office investments	546,818	655,138
International other investments	6,720	7,723
Corporate-level accounts	380,270	336,455
Total Assets	$1,665,100	$1,925,725

As of March 31, 2020 and December 31, 2019, the Company’s total assets were attributable to the following countries:

	March 31, 2020	December 31, 2019
Total Assets
United States	67%	66%
United Kingdom	23%	21%
Poland	6%	6%
France	3%	6%
Russia	1%	1%

For the three months ended March 31, 2020 and 2019, the Company’s reconciliation to the Company’s property revenues in excess of expenses is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Reconciliation to property revenues in excess of expenses
Net income (loss)	$101,306	$191,410
Depreciation and amortization	—	13,444
Asset management fees	5,712	6,780
General and administrative expenses	2,073	2,595
(Gain) loss on derivatives	(20,598)	126
(Gain) loss on sale of real estate investments	(80,186)	(192,189)
Foreign currency (gains) losses	6,166	(399)
Interest expense	2,386	7,347
Other (income) expenses	(1,009)	(1,283)
(Benefit) provision for income taxes	1,700	(273)
Total property revenues in excess of expenses	$17,550	$27,558

9. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,708	$5,717
Cash paid for taxes	$376	$794
Supplemental Schedule of Non-Cash Activities
Shares tendered for redemption	$1,785	$705
Receivables related to proceeds from dispositions	$48,149	$—
Assumption of mortgage upon disposition of property	$78,519	$—
Accrued capital additions	$1,437	$7,182

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

11. SUBSEQUENT EVENTS

Additional Suspension of Share Redemption Program

In February 2019, in line with common practice within the industry when executing a plan of liquidation, the Company suspended its share redemption program (“SRP”), with the exception of redemptions related to the death or disability of a stockholder. As previously announced, because values are difficult to discern at this time due to the market unrest resulting from the Coronavirus pandemic, the Company’s board of directors has determined it would not be prudent to attempt to determine a new net asset value (“NAV”) per share of the Company’s common stock at this time. Since the Coronavirus pandemic is ongoing, and given that the redemption price under the SRP is equal to the most recently determined NAV per share of the Company’s common stock and the NAV per share was last determined as of February 14, 2019, the Board has determined to also suspend redemptions related to the death or disability of a stockholder, effective May 17, 2020.

The Rim Outparcel

In April 2020, the Company sold an outparcel at The Rim for a contract sales prices of $6.9 million. The purchaser is not affiliated with the Company or its affiliates.

The Avenue at Murfreesboro

In April 2020, the Company entered into a contract to sell The Avenue at Murfreesboro for a contract sales prices of $141.3 million. Although the Company expects the closing of this sale to occur in August 2020, there can be no assurances as to if or when this sale is completed.

The Markets at Town Center Outparcel

In May 2020, the Company entered into a contract to sell an outparcel at The Markets at Town Center for a contract sales prices of $10.0 million. Although the Company expects the closing of this sale to occur in 2020, there can be no assurances as to if or when this sale is completed.

*****

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q.  The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes certain statements that may be deemed forward-looking statements within the meaning of Section-27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section-21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, economic conditions that may impact our operations, our ability to effectively liquidate our assets and pay liquidating distributions to our stockholders in the expected time frame or not at all, our future leverage and financial position, our future capital expenditures, future distributions, other developments and trend in the commercial real estate industry and our business strategy. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.

The forward-looking statements in this Form 10-Q are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, current and future economic, competitive and market conditions, the availability of future financing and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying forward-looking statements could prove to be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to our stockholders and maintain the value of the real estate properties in which we hold an interest, may be significantly hindered.

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

—	Whether we will be able to complete the sale of all or substantially all of our assets as expected;

—
Risks associated with adverse changes in general economic or local market conditions, including the impact of the ongoing COVID-19 (more commonly referred to as the Coronavirus) pandemic and efforts to prevent the spread, which are adversely affecting the markets in which we and our tenants operate;

—
Unanticipated difficulties, expenditures or delays relating to our implementation of our plan of liquidation and dissolution, which may reduce or delay our payment of additional liquidating distributions to our stockholders;

—	Risks associated with the potential response of tenants, business partners and competitors to our adoption and implementation of the plan of liquidation and dissolution;

—	Risks associated with legal proceedings that may be instituted against us and others related to the Plan of Liquidation;

—	Competition for tenants, including competition with affiliates of Hines Interests Limited Partnership (“Hines”);

—
Our reliance on Hines Global REIT Advisors LP (the “Advisor”) Hines and affiliates of Hines for our day-to-day operations and the management of our real estate investments, and our advisor’s ability to attract and retain high-quality personnel who can provide service at a level acceptable to us;

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our stockholders are cautioned not to place undue reliance on any forward-looking statement in this Quarterly Report on Form 10-Q. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report on Form 10-Q may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements in this Quarterly Report on Form 10-Q, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report on Form 10-Q will be achieved. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. Each forward-looking statement speaks only as of the date of the particular statement, and we do not undertake to update any forward-looking statement.

Executive Summary

Hines Global REIT, Inc. (“Hines Global” and, together with its consolidated subsidiaries, “we”, “us” or the “Company”) was incorporated under the Maryland General Corporation Laws on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global raised the equity capital for its real estate investments through two public offerings from August 2009 through April 2014, and through its distribution reinvestment plan (the “DRP Offering”) from April 2014 through August 2018. Collectively, through its public offerings, Hines Global raised gross offering proceeds of approximately $3.1 billion, including the DRP Offering, all of which was invested in the Company’s real estate portfolio.

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

In April 2018, our board of directors estimated that, in addition to regular operating distributions paid to our stockholders, if we are able to successfully implement the Plan of Liquidation, then after the sale of all or substantially all of the Company’s assets and the payment of all of the outstanding liabilities, we will have made total Return of Capital Distributions to our stockholders of approximately $10.00 to $11.00 per share of the Company’s common stock, consisting of three components: (i) the $1.05 per share special distribution paid to stockholders in January 2018 (the “Special Distribution”); (ii) the $0.12 per share of return on invested capital distributions paid to stockholders for the six months ended June 30, 2018 (the “Return of Invested Capital Distributions”); and (iii) the range of liquidating distributions to be made pursuant to the Plan of Liquidation of $8.83 to $9.83 per share, estimated by our board of directors in April 2018, and we have made liquidating distributions of approximately $2.83 per share to date.

From January 2018 through February 2019, we paid Return of Capital Distributions to our stockholders totaling approximately $4.00 per share, consisting of the $1.05 per share Special Distribution paid in January 2018, the $0.12 per share Return of Invested Capital Distributions paid for the six months ended June 30, 2018, the $0.33 per share monthly liquidating distributions paid between August 2018 and January 2019, and the $2.50 per share liquidating distribution paid in February 2019. We have been working diligently to successfully execute the Plan of Liquidation. Our original goal was to complete the liquidation and make final distributions to our stockholders by July 17, 2020 (24 months after stockholder approval of the Plan of Liquidation). While we have been actively marketing the remaining assets for disposition, the recent spread of the COVID-19 (more commonly referred to as the Coronavirus) pandemic and its impact on the global economic environment has had, and is expected to continue to have, an adverse impact on overall market conditions and our disposition process. At this time, we cannot predict the ultimate impact to the process or timing, but we remain very thoughtful in proactively positioning our portfolio to be flexible and adaptable to the evolving circumstances. Accordingly, there can be no assurances regarding the timing or amounts of any further liquidating distributions, that we will ultimately pay aggregate liquidating distributions within the range estimated by our board of directors when it approved the Plan of Liquidation in April 2018, or that we will make the final distribution on or before July 17, 2020. If we are unable to complete the liquidation and make final distributions to our stockholders by July 17, 2020, we expect that any remaining assets and liabilities of the Company would be transferred into a liquidating trust as described in the Plan of Liquidation approved by our stockholders in July 2018. In addition, even if we sell all of our assets by July 17, 2020, we may determine not to distribute all distributable cash by that date and may establish a reserve to provide for any remaining obligations and to cover our expenses as we complete our wind down and dissolution.

At the peak of our acquisition phase, we owned interests in 45 properties. We sold interests in six properties for an aggregate sales price of $1.0 billion during 2017, 20 properties for an aggregate sales price of $1.7 billion during 2018, four properties during 2019 for an aggregate sales price of $1.3 billion and two additional properties in the first quarter of 2020 for an aggregate sales price of $379.9 million. As of March 31, 2020, we owned eight properties in our portfolio that include the following investments:

•	Domestic office investments (1 investments)

•	Domestic other investments (4 investments)

•	International office investments (3 investments)

Our portfolio is comprised of approximately 64% domestic and 36% international investments and our current investment types encompass approximately 41% office and 59% retail based on the estimated values of our investments as of March 31, 2020, which were based on the appraised values of our real estate investments as of December 31, 2018.

The following table provides additional information regarding each of the properties in which we owned an interest as of March 31, 2020.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (1)	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
Domestic Office Investments
Campus at Marlborough	Marlborough, Massachusetts	Office	10/2011; $103.0	8.0%	531,916	76%
Total for Domestic Office Investments					531,916	76%

Domestic Other Investments
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	398,585	95%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,557	65%
The Avenue at Murfreesboro	Nashville, Tennessee	Retail	8/2013; $163.0	6.4%	800,106	85%
The Rim	San Antonio, Texas	Retail	2/2014, 4/2015, 12/2015 & 12/2016: $285.9	5.9%	1,051,219	96%
Total for Domestic Other Investments					2,567,467	89%

International Office Investments
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	94,519	95%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,591	97%
25 Cabot Square	London, England	Office	3/2014; $371.7	6.7%	477,485	99%
Total for International Office Properties					1,056,595	97%
Total for All Investments					4,155,978	89%

(1)	For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

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

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates. In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019 in

Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no changes to our critical accounting policies during 2020.

Financial Condition, Liquidity and Capital Resources

As described previously, we commenced the Plan of Liquidation in July 2018 and have been selling our properties and have distributed proceeds from the sale of our properties to our stockholders in the form of liquidating distributions at that time. We received proceeds from the sale of 28 properties from 2017 through February 2019, which were used to make Return of Capital distributions totaling $1.1 billion from January 2018 through February 2019 (approximately $4.00 per share). Additionally, we sold four properties in late 2019 and early 2020 and used the proceeds to significantly reduce our leverage, as indicated below.

Our original goal was to complete the liquidation of our portfolio and make final distributions to our stockholders by July 17, 2020 (24 months after stockholder approval of the Plan of Liquidation). While we have been actively marketing our remaining assets for disposition, the recent spread of the Coronavirus pandemic and its impact on the global economic environment has had, and is expected to continue to have, an adverse impact on overall market conditions and our disposition process. As a result, we believe it is unlikely that we will be able to complete the liquidation of our assets and make final cash distributions to our stockholders by July 17, 2020. Accordingly, any remaining assets and liabilities will be transferred into a liquidating trust as described in the Plan of Liquidation approved by our stockholders in July 2018. At that time, our stockholders will receive shares of beneficial interest in the liquidating trust and Hines Global will be dissolved. The liquidating trust will operate substantially in the same manner as we operate today and will continue to pursue the liquidation of the remaining assets with the goal of distributing the net proceeds of the liquidation to our stockholders. There can be no assurances regarding the timing or amounts of any additional liquidating distributions.

The Coronavirus pandemic did not have a material impact on our liquidity and capital resources for the three months ended March 31, 2020. We are still in the early stages of navigating the actual and potential long-term impacts the pandemic will have on our business. However, we have already begun to experience certain effects on our liquidity and capital resources such as reduced rent collections at certain of our properties and adverse effects on our disposition process. These conditions may continue to worsen as the pandemic continues. Fortunately, we have a strong liquidity position as of March 31, 2020, resulting from $386.8 million of cash on hand and significant undrawn capacity under our revolving credit facility that we may use to fund cash needs, including shortages that may arise as a result of the Coronavirus pandemic. Additionally, we only have two outstanding mortgages totaling $222.2 million on our remaining portfolio of eight properties as of March 31, 2020. We expect to repay these loans using proceeds from the sale of our real estate investments and available cash on hand, but may refinance them to conserve our cash for other purposes.

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

Net cash from operating activities decreased by $8.3 million for the three months ended March 31, 2020, as compared to the same period in the prior year, primarily due to our dispositions of four properties in 2019 and two properties in the first quarter of 2020.

Cash Flows from Investing Activities

Net cash from investing activities primarily relates to proceeds received from the sales of our real estate investments and capital expenditures at our properties. Net cash from investing activities decreased $189.7 million for the three months ended March 31, 2020 compared to the same period in 2019, primarily as a result of property sales in each period.

2020

•
We received net proceeds of $248.0 million, primarily from the sale of two properties, and several outparcels at another property during the three months ended March 31, 2020. See “Note 3 — Investment Property” for additional information regarding the sale of the properties.

•	We paid $4.4 million in capital expenditures at our operating properties.

2019

•	We received proceeds of $455.2 million from the sale of two properties during the three months ended March 31, 2019.

•	We paid $22.0 million in capital expenditures at our operating properties.

Cash Flows from Financing Activities

Redemptions

As described previously, we ceased offering primary shares pursuant to our second public offering in April 2014. In December 2018, the Board determined to suspend our share redemption program, effective February 2, 2019, except for redemption requests related to the death or disability of the stockholder. Additionally, in April 2020, the Board determined to suspend redemptions related to the death or disability of a stockholder, effective May 17, 2020. See “Note 11 — Subsequent Events” for additional information regarding the sale of the properties. During the three months ended March 31, 2020 and 2019, respectively, we redeemed $2.8 million and $23.7 million in shares of our common stock through our share redemption program.

Distributions

As described previously, we declared distributions of approximately $0.65 per share (approximately $0.0541667 per share, per month) for the year ended December 31, 2018. Approximately $0.45 per share of these distributions were designated as a return of a portion of the stockholders’ invested capital as further described below. Distributions were paid monthly on or around the first business day following the completion of each month to which they relate. All distributions were paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan. As a result of the suspension of our distribution reinvestment plan, all distributions paid after August 31, 2018 were paid to our stockholders in cash.

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

Distributions paid to stockholders during the three months ended March 31, 2019 were $675.7 million. These were all Return of Capital Distributions. We have paid no distributions since February 2019.

Debt Financings

We utilize permanent mortgage financing to leverage returns on our real estate investments and use borrowings under our Revolving Credit Facility to provide funding for near-term investment or working capital needs. As mentioned previously, our portfolio was 12% leveraged as of March 31, 2020 (based on the values of our real estate investments) with a weighted average interest rate of 3.1%.

Below is additional information regarding our loan activities for the three months ended March 31, 2020 and 2019. See Note 4 — Debt Financing for additional information regarding our outstanding debt:

2020

•	We made payments of $225.0 million under our Revolving Credit Facility.

•	We made payments of $0.4 million related to deferred financing costs due to the refinancing of the Revolving Credit Facility in March 2020.

2019

•	We borrowed approximately $169.0 million and made payments of $75.0 million under our Revolving Credit Facility.

•	We made payments of $1.8 million related to deferred financing costs due to the refinancing of the Revolving Credit Facility in March 2019.

Results of Operations

The table below presents information regarding changes in our results of operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, including explanations for significant changes and any significant or unusual activity. The Coronavirus pandemic did not have a material effect on our results of operations for the three months ended March 31, 2020. However, we can provide no assurances as to its impact in future periods. All amounts are in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2020	2019	$	%
Revenues:
Rental revenue	$34,120	$45,856	$(11,736)	(26)%
Other revenue	514	2,377	(1,863)	(78)%
Total revenues	34,634	48,233	(13,599)	(28)%
Expenses:
Property operating expenses	11,669	12,738	(1,069)	(8)%
Real property taxes	4,589	6,789	(2,200)	(32)%
Property management fees	826	1,148	(322)	(28)%
Depreciation and amortization	—	13,444	(13,444)	(100)%
Asset management fees	5,712	6,780	(1,068)	(16)%
General and administrative expenses	2,073	2,595	(522)	(20)%
Total expenses	24,869	43,494	(18,625)	(43)%
Other income (expenses):
Gain (loss) on derivative instruments	20,598	(126)	20,724	*
Gain (loss) on sale of real estate investments	80,186	192,189	(112,003)	(58)%
Foreign currency gains (losses)	(6,166)	399	(6,565)	*
Interest expense	(2,386)	(7,347)	4,961	(68)%
Other income (expenses)	1,009	1,283	(274)	(21)%
Income (loss) before benefit (provision) for income taxes	103,006	191,137	(88,131)	(46)%
Benefit (provision) for income taxes	(1,700)	273	(1,973)	*
Net income (loss)	$101,306	$191,410	$(90,104)	(47)%

* Not a meaningful percentage

Total revenues, property operating expenses, real property taxes, and property management fees: These amounts relate directly to the operations of our real estate investments. The decrease in these amounts is primarily due to the disposition of real estate investments during 2019 and the first quarter of 2020. We disposed of 2 real estate investments during the quarter ended March 31, 2020 and four real estate investments during 2019. Please refer to our Same-store Analysis below for additional discussion on the results of operations of our portfolio.

Depreciation and amortization: The decrease in depreciation and amortization expense is primarily due to the remaining properties being classified as held for sale in July 2019. As a result of the held for sale classification, no depreciation or amortization related to the properties was recorded after July 2019.

Asset management fees: We pay monthly asset management fees to the Advisor based on an annual fee of 1.5% of the net equity capital invested in real estate, which may be affected by the timing of the property sales, amounts of equity invested in properties that are sold, capital expenditures and changes in the leverage of our properties. Asset management fees decreased during 2020 as a result of the 6 property dispositions in 2019 and to date in 2020.

General and administrative expenses: General and administrative expenses include legal and accounting fees, printing and mailing costs, corporate insurance costs, costs and expenses associated with our board of directors and other administrative expenses. The decrease is due to the sale of 6 properties during 2019 and to date in 2020.

Gain (loss) on derivative instruments: The gain on derivatives for the three months ended March 31, 2020 was primarily related to an unrealized gain on our outstanding Great British Pound foreign currency forward contract that we entered into related to the expected sale of one of our properties. The loss on derivatives for the three months ended March 31, 2019 was primarily related to timing differences for foreign currency forward contracts that we entered into related to the sales of our properties.

Gain on sale of real estate: The gain on sale of real estate investments for the three months ended March 31, 2020 and 2019, was due to the sale of 2 properties during each of the quarters ended March 31, 2020 and 2019, respectively.

Foreign currency gains (losses): Our international real estate investments use functional currencies other than the U.S. dollar. The financial statements for these subsidiaries are translated into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement amounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. By contrast, gains and losses related to transactions denominated in currencies other than an entity’s functional currency are recorded in foreign currency gains (losses) on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included in accumulated other comprehensive income (loss) within stockholders’ equity until the properties are sold and the gains or losses are realized.

During the three months ended March 31, 2020 and 2019, these gains/losses were primarily related to the effect of remeasuring our Euro borrowings that are denominated in the Polish Zloty and the changes to the related exchange rates between the date of the borrowing and the end of each period.

Interest expense: The decrease in the interest expense in the table above is primarily due to our lower total outstanding debt principal during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

Benefit (provision) for income taxes: The change from a $0.3 million tax benefit during the three months ended March 31, 2019 to a $1.7 million tax provision for the three months ended March 31, 2020 is a result of changes in our deferred tax assets and liabilities related to changes in estimates and book / tax timing differences at our international subsidiaries.

Same-store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. The following table presents the property-level revenues in excess of expenses for the three months ended March 31, 2020, as compared to the same period in 2019, by reportable segment. Same-store properties for the three months ended March 31, 2020 include eight properties that were 89% leased as of March 31, 2020 compared to 85% leased as of March 31, 2019. In total, property revenues in excess of expenses of our same-store properties decreased by an insignificant amount for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Below is additional information regarding our same-store results and significant variances from the prior year. Most of our leases are net leases, which provide for the recovery of most operating expenses, property taxes and management fees at our properties. As a result, we believe it is beneficial to analyze our same-store results on a net basis, as shown below. All amounts are in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2020	2019	$	%
Property revenues in excess of expenses (1)
Same-store properties
Domestic office investments	$1,269	$994	$275	28%
Domestic other investments	9,775	11,415	(1,640)	(14)%
International office investments	6,603	5,398	1,205	22%
Total same-store properties	17,647	17,807	(160)	(1)%
Disposed properties (2)	(97)	9,751	(9,848)	(101)%
Total property revenues in excess of expenses	$17,550	$27,558	$(10,008)	(36)%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

(2)	Includes the property revenues in excess of expenses for the properties that were sold in 2020 and 2019.

Domestic other investments:

◦	Revenues in excess of expenses of The Rim decreased by $1.6 million primarily due to the sale of several outparcels during the three months ended March 31, 2020.

International office investments:

◦
Revenues in excess of expenses of 25 Cabot Square increased $0.7 million primarily due to increased occupancy. 25 Cabot was 99% leased at March 31, 2020, compared to 76% at March 31, 2019, due to leasing activity following the completion of portions of the redevelopment project at the property in 2019.

◦	Revenues in excess of expenses of New City increased $0.5 million primarily due to increased occupancy. New City was 97% leased at March 31, 2020, compared to 88% at March 31, 2019

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations (in thousands, except per share amounts) for the three months ended March 31, 2020 and 2019 and the period from inception (December 10, 2008) through March 31, 2020. As we are in the process of liquidating our portfolio, FFO and MFFO are not useful in comparing operations for the two periods presented below.

	Three Months Ended March 31,		Period from Inception (December 10, 2008) through March 31, 2020
	2020	2019
Net income (loss)	$101,306	$191,410	$1,195,555
Depreciation and amortization (1)	—	13,444	1,124,583
Loss (gain) on sale of investment property (2)	(80,186)	(192,189)	(1,598,198)
Impairment Losses (3)	—	—	148,908
Provision for income taxes related to sale of real estate	—	—	35,757
Gain on sale of property from unconsolidated subsidiary	—	—	(7,196)
Adjustments for noncontrolling interests (4)	—	5	(31,580)
Funds from Operations attributable to common stockholders	21,120	12,670	867,829
Loss (gain) on derivative instruments (5)	(20,598)	126	(23,063)
Loss (gain) on foreign currency (6)	4,482	237	44,231
Other components of revenues and expenses (7)	(1,660)	(860)	(33,817)
Acquisition fees and expenses (8)	—	—	223,148
Adjustments for noncontrolling interests (4)	—	—	5,216
Modified Funds From Operations attributable to common stockholders	$3,344	$12,173	$1,083,544
Basic and diluted income (loss) per common share	$0.38	$0.72	$6.16
Funds From Operations attributable to common stockholders per common share	$0.08	$0.05	$4.69
Modified Funds From Operations attributable to common stockholders per common share	$0.01	$0.05	$5.86
Weighted average shares outstanding	264,131	265,029	184,994

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

(7)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the period from inception through March 31, 2020 and the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,		Period from Inception (December 10, 2008) through March 31, 2020
	2020	2019
Straight-line rent adjustment (a)	$(1,660)	$(3,641)	$(122,828)
Amortization of lease incentives (b)	—	3,811	73,545
Amortization of out-of-market leases (b)	—	(1,030)	12,459
Other	—	—	3,007
	$(1,660)	$(860)	$(33,817)

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

(8)
Represents acquisition expenses and acquisition fees paid to the Advisor that were expensed in our Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). We funded such costs with proceeds from our offering, and therefore do not consider these expenses in evaluating our operating performance and determining MFFO.

From inception through March 31, 2020, we declared operating distributions to our stockholders totaling $1.0 billion (which does not include $1.1 billion of Return of Capital Distributions declared from December 2017 to February 2019), compared to total aggregate FFO of $867.8 million and cash flows from operating activities of $575.1 million. For the three months ended March 31,

2020, we declared no operating distributions to our stockholders, compared to total aggregate FFO of $21.1 million. For the three months ended March 31, 2019, we declared no operating distributions (excluding $661.2 million of liquidating distributions declared in February 2019) to our stockholders, compared to total aggregate FFO of $12.7 million. Our board of directors does not intend to declare additional operating distributions, and intends for all future distributions to be liquidating distributions. During our offering and investment stages, we incurred acquisition fees and expenses in connection with our real estate investments, which were recorded as reductions to net income (loss) and FFO. From inception through March 31, 2020, we incurred acquisition fees and expenses totaling $223.1 million.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these included payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to the Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by the Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. See “Note 6 — Related Party Transactions” in this Quarterly Report on Form 10-Q and “Note 6 — Related Party Transactions” in our Annual Report of Form 10-K for the year ended December 31, 2019 for additional information concerning our related-party transactions.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Additional Suspension of Share Redemption Program

In February 2019, in line with common practice within the industry when executing a plan of liquidation, we suspended our share redemption program (“SRP”), with the exception of redemptions related to the death or disability of a stockholder. As previously announced, because values are difficult to discern at this time due to the market unrest resulting from the Coronavirus pandemic, our board of directors determined it would not be prudent to attempt to determine a NAV per share of our common stock at this time. Since the Coronavirus pandemic is ongoing, and given that the redemption price under the SRP was equal to the most recently determined NAV per share of our common stock and the NAV per share was last determined as of February 14, 2019, our board of directors determined to also suspend redemptions related to the death or disability of a stockholder, effective May 17, 2020.

The Rim Outparcel

In April 2020, we sold an outparcel at The Rim for a contract sales prices of $6.9 million. The purchaser is not affiliated with us or our affiliates.

The Avenue at Murfreesboro

In April 2020, we entered into a contract to sell The Avenue at Murfreesboro for a contract sales prices of $141.3 million. Although we expect the closing of this sale to occur in August 2020, there can be no assurances as to if or when this sale is completed.

The Markets at Town Center Outparcel

In May 2020, we entered into a contract to sell an outparcel at The Markets at Town Center for a contract sales prices of $10.0 million. Although we expect the closing of this sale to occur in 2020, there can be no assurances as to if or when this sale is completed.

Impact of Coronavirus Pandemic

See Note 2 — Summary of Significant Accounting Policies — Coronavirus Outbreak in the Notes to the Condensed Consolidated Financial Statements for information concerning the impact of the Coronavirus Pandemic on our business, portfolio and operations.

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

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. One of our interest rate risk management objectives is to limit the impact of interest rate changes on cash flows. To achieve this objective, we may borrow at fixed rates or fix the variable rates of interest on variable interest rate borrowings through the use of interest rate swaps and caps. We have entered into and may continue to enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We are exposed to credit risk of the counterparty to these contracts in the event of non-performance under the terms of the derivative contracts.  In the event of non-performance by the counterparty, if we were not able to replace these contracts, we would be subject to the variability of interest rates on the total amount of debt outstanding under the related mortgage.

At March 31, 2020, we had fixed-rate debt of $153.1 million and variable-rate debt of $69.1 million. If interest rates were to increase by 1% and all other variables were held constant, we would incur $0.7 million in additional annual interest expense associated with our variable-rate debt. Additionally, we hedged approximately $55.4 million of our variable-rate debt using interest rate caps, which limit our exposure to rising interest rates. As of March 31, 2020, the variable interest rates did not exceed their capped interest rates.

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

	Reduction in Book Value as of March 31, 2020	Reduction in Net Income (Loss) for the Three Months Ended March 31, 2020
EUR	$7,530	$1,560
GBP	$19,259	$90
RUB	$750	$78

(1)
Our real estate asset in Moscow, Russia was purchased in U.S. dollars and we expect that when we dispose of this asset, the sale transaction may also be denominated in U.S. dollars. If the sale price is denominated in U.S. dollars, we do not expect to have economic exposure to the Ruble upon disposition. However, changes in the exchange rate between the Ruble and the U.S. dollar could result in realized losses recorded in our consolidated statement of operations at the time of sale.

(2)
Our real estate asset in Poland was purchased in Euros and we expect that when we dispose of this asset, the sale transaction will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 promulgated under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

There have not been any changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2020 that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of the employees of Hines and its affiliates working remotely due to the Coronavirus pandemic. We are continually monitoring and assessing the Coronavirus pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of May 15, 2020, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. Except as set forth below, there have been no material changes to the risk factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Legislative or regulatory action could adversely affect us and/or our investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, including the passage of the Tax Cuts and Jobs Act of 2017. Federal legislation intended to ameliorate the economic impact of the Coronavirus pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, has been enacted that makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act of 2017, and it is possible that additional such legislation may be enacted in the future. The full impact of the Tax Cuts and Jobs Act of 2017 and the CARES Act may not become evident for some period of time. In addition, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results. We cannot predict whether, when or to what extent any new U.S. federal tax laws, regulations, interpretations or rulings will impact the real estate investment industry or REITs.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

The following table lists shares we redeemed under our share redemption program during the period covered by this report.

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
January 1, 2020 to January 31, 2020	113,347	$6.17	113,347	—
February 1, 2020 to February 29, 2020	158,505	$6.17	158,505	—
March 1, 2020 to March 31, 2020	177,431	$6.17	177,431	—
Total	449,283	$6.17	449,283

(1)
Our board of directors previously suspended our share redemption program, except for the redemption requests related to the death or disability of a stockholder, effective February 2, 2019, in connection with the Plan of Liquidation and in line with common practice within the industry when executing a Plan of Liquidation. In April 2020, our board of directors suspended redemptions related to the death or disability of a stockholder, effective May 17, 2020. Our share redemption program was first announced at the commencement of our initial public offering in February 2009. Our share redemption program did not have a fixed expiration date, but was subject to significant restrictions and limitations. Subject to the limitations and restrictions on the program and to funds being available, the number of shares repurchased during any consecutive twelve month period was limited to no more than 5% of the number of outstanding shares of common stock at the beginning of the twelve month period. The redemption price applicable to all redemption requests, including redemption requests made in connection with the death or disability of a stockholder, was equal to the NAV per share our common stock most recently announced by us in a public filing with the SEC. From the inception of our share redemption program, our board of directors had the discretion from time to time to adjust the timing of redemptions or amend, suspend or terminate the program without stockholder approval.

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
10.1
Amendment to Credit Agreement, dated as of March 3, 2020, by and among Hines Global REIT Properties, L.P. and the Lenders party thereto, JP Morgan Chase Bank, National Association, as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Foreign Currencies, Bank of America, N.A., as Syndication Agent, and Bank of Montreal, Chicago Branch, Regions Bank and U.S. Bank National Association, as Co-Documentation Agents, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners and Joint Lead Arrangers (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on March 9, 2020 and incorporated by reference herein).

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
The following materials from Hines Global REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 15, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*		Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES GLOBAL REIT, INC.

May 15, 2020	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

May 15, 2020	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer