Form 10-K
period 2020-12-31
HGR Liquidating Trust
filed 2021-03-31
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-53964

HGR Liquidating Trust*
(Exact Name of Registrant as Specified in its Charter)

Maryland	85-6328984
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard Suite 5000	77056-6118
Houston, Texas	(Zip code)
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
Aggregate market value of the units held by non-affiliates of the registrant: No established market exists for the registrant’s units.
The registrant had 262.4 million units outstanding as of March 5, 2021.

* HGR Liquidating Trust is the transferee of the assets and liabilities of Hines Global REIT, Inc. and files reports under the Securities and Exchange Commission (the “SEC”) file number for Hines Global REIT, Inc. Hines Global REIT, Inc. filed a Form 15 on July 7, 2020, indicating its notice of termination of registration and filing requirements.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, economic conditions that may impact our operations, our ability to effectively liquidate our assets and pay liquidating distributions to our investors in the expected time frame or at all, our future leverage and financial position, our future capital expenditures, future distributions, other developments and trends in the commercial real estate industry and our business strategy. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.

The forward-looking statements in this Form 10-K are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying forward-looking statements could prove to be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to our investors and maintain the value of the real estate properties in which we hold an interest, may be significantly hindered.

The following are some of the risks and uncertainties which could cause actual results to differ materially from those presented in certain forward-looking statements:

—	Whether we will be able to complete the sale of all or substantially all of our assets as expected;

—	Unanticipated difficulties, expenditures or delays relating to our implementation of our plan of liquidation and dissolution, which may reduce or delay our payment of additional liquidating distributions to our investors;

—	Risks associated with the potential response of tenants, business partners and competitors to our adoption and implementation of our plan of liquidation and dissolution;

—	Risks associated with legal proceedings that may be instituted against us and others related to the plan of liquidation;

—	Competition for tenants, including competition with affiliates of Hines Interests Limited Partnership (“Hines”);

—	Our reliance on Hines Global REIT Advisors LP (the “Advisor”), Hines and affiliates of Hines for our day-to-day operations and the management and disposition of our remaining real estate investments, and our advisor’s ability to attract and retain high-quality personnel who can provide service at a level acceptable to us;

—	Risks associated with conflicts of interest that result from our relationship with our Advisor and Hines, as well as conflicts of interests certain of our officers and directors face relating to the positions they hold with other entities;

—	The potential need to fund tenant improvements, lease-up costs or other capital expenditures, as well as increases in property operating expenses and costs of compliance with environmental matters or discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

—	The amount and timing of additional liquidating distributions we may pay is uncertain and cannot be assured;

—	Risks associated with debt and our ability to secure or maintain compliance with covenants associated with financing;

—	Risks associated with adverse changes in general economic or local market conditions, including pandemics such as COVID-19 (more commonly referred to as the Coronavirus), terrorist attacks and other acts of violence, which may negatively affect the markets in which we and our tenants operate;

—	Catastrophic events, such as hurricanes, earthquakes, tornadoes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

—	The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to fund our operating expenses and other capital expenditures;

—	Changes in governmental, tax, real estate and zoning laws and regulations and the related costs of compliance and increases in our administrative operating expenses, including expenses associated with operating as a public company;

—	International investment risks, including the burden of complying with a wide variety of foreign laws and the uncertainty of such laws, the tax treatment of transaction structures, political and economic instability, foreign currency fluctuations, and inflation and governmental measures to curb inflation may adversely affect our operations and our ability to successfully dispose of our two remaining international assets; and

—	The lack of liquidity associated with our assets.

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the factors discussed in “Item 1A. Risk Factors” of this Annual Report.

Our investors are cautioned not to place undue reliance on any forward-looking statement in this Form 10-K. All forward-looking statements are made as of the date of this Form 10-K, and the risk that actual results will differ materially from the expectations expressed in this Form 10-K may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements in this Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Form 10-K will be achieved.

Item 1.  Business

General Description of Business and Operations

Hines Global REIT, Inc. (“Hines Global” or the “Company”) was incorporated under the Maryland General Corporation Laws on December 10, 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global raised the equity capital for its real estate investments through two public offerings from August 2009 through April 2014, and through its distribution reinvestment plan (the “DRP Offering”) from April 2014 through August 2018. Collectively, through its public offerings, Hines Global raised gross offering proceeds of approximately $3.1 billion, including the DRP Offering, all of which was invested in the Company’s real estate portfolio.

We invested the proceeds from our public offerings into a diverse portfolio of real estate investments. At the peak of our acquisition phase, we owned interests in 45 properties. In recent years, we have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for its investors. On April 23, 2018, in connection with its review of potential strategic alternatives available to the Company, our board of directors determined that it is in the best interests of the Company and its investors to sell all or substantially all of our properties and assets and for the Company to liquidate and dissolve pursuant to our Plan of Liquidation and Dissolution (the “Plan of Liquidation”). The principal purpose of the liquidation is to provide liquidity to our investors by selling the Company’s assets, making payments on property and corporate level debt, and distributing the net proceeds from liquidation to our investors. As required by Maryland law and our charter, the Plan of Liquidation was approved by the affirmative vote of the holders of at least a majority of the shares of our common stock outstanding and entitled to vote thereon at the Company’s annual meeting of stockholders held on July 17, 2018.

While we anticipated the completion of the sale of all the Company’s assets by July 17, 2020, which is the 24-month period imposed by the Internal Revenue Service (“IRS”) for execution of the Plan, the economic disruption and uncertainty resulting from the Coronavirus pandemic have had a significant impact on the process and timing of the Plan’s completion. On June 30, 2020, Hines Global and the Trustees identified below entered into an Agreement and Declaration of Trust (the “Liquidating Trust Agreement”) in connection with the formation of HGR Liquidating Trust, a Maryland statutory trust (the “Liquidating Trust” or the “Trust”). The purpose of the Trust is to complete the liquidation of Hines Global’s assets in accordance with the its plan of liquidation and dissolution (the “Plan”) that was previously approved by Hines Global’s stockholders in July 2018. The trustees of the Trust consist of certain members of Hines Global’s board of directors: Jeffrey C. Hines, Charles M. Baughn, Jack L. Farley, Thomas L. Mitchell, John S. Moody and Peter Shaper; and David L. Steinbach, the Company’s Chief Investment Officer (collectively, the “Trustees”). Pursuant to the Liquidating Trust Agreement, the Company transferred all of its assets and liabilities to the Trust and received units of beneficial interest in the Trust (the “Units”) equal to the number of shares of the Company’s common stock outstanding on June 30, 2020. Immediately thereafter, the Company distributed the Units pro rata to its stockholders such that one Unit was distributed for each share of the Company’s common stock and all stockholders of the Company are now unitholders and beneficiaries of the Trust.

The Liquidating Trust Agreement provides that the Trust will terminate upon the earliest of (a) such time as termination is required by the applicable laws of the State of Maryland, (b) the determination of the Board to terminate the Trust following the distribution of all its assets in accordance with the Liquidating Trust Agreement, or (c) the expiration of a period of three years from June 30, 2020. Notwithstanding the foregoing, the Board may continue the existence of the Trust beyond the three-year term if the Board in its reasonable discretion determines that an extension is necessary to fulfill the purposes of the Trust, provided that the Board has requested and obtained no-action assurance from the SEC regarding relief from registration and reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) prior to any such extension.

The Liquidating Trust Agreement further provides that the Board has the discretion to make distributions of available cash to the investors as and when they deem such distributions to be in the best interests of the investors, taking into account the administrative costs of making such distributions, anticipated costs and expenses of the Trust and such other factors as they may consider appropriate.

All references to “the Company,” “we,” “our,” “us” or similar pronouns herein mean Hines Global REIT, Inc. for periods prior to June 30, 2020, when Hines Global REIT, Inc. transferred all of its assets and liabilities to HGR Liquidating Trust, and mean HGR Liquidating Trust for periods subsequent thereto. In addition, all references to "investors" mean the stockholders of Hines Global for periods prior to June 30, 2020 and mean the unitholders of the Trust for periods subsequent thereto. Similarly, all references to the "Board" mean the board of directors of Hines Global for periods prior to June 30, 2020 and mean the board of trustees of the Trust for periods subsequent thereto.

We sold interests in 35 of properties with an aggregate sale price of $5.0 billion from 2017 through 2020. As of December 31, 2020, our real estate portfolio consisted of three U.S. retail properties and two international office properties.

On July 9, 2020, the Trustees determined a per unit net asset value (“NAV”) of $5.58 as of June 30, 2020. Since that time, we have made liquidating distributions of $3.45 per unit, resulting in the remaining undistributed value in the Trust of approximately $2.13 per unit. Further, in March 2021, the Trustees determined a new per unit NAV of $2.09 as of December 31, 2020. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information.

General Business Information

We conduct most of our activities through, and most of our real estate investments are held directly or indirectly by, Hines Global REIT Properties, LP (the “Operating Partnership”), which was formed on January 7, 2009. Hines Global contributed the proceeds it received from the issuance of common shares to the Operating Partnership and the Operating Partnership in turn issued general partner interests to Hines Global. The Trust became the sole general partner of the Operating Partnership on June 30, 2020 in connection with the transfer of all of Hines Global’s assets and liabilities to the Trust. The general partner interests entitle HGR Liquidating Trust to receive its share of the Operating Partnership’s earnings or losses and distributions of cash flow.

We have no employees. Our business is managed by our Advisor, an affiliate of our sponsor, Hines, under the terms and conditions of an advisory agreement between us, the Operating Partnership and the Advisor , effective as of June 30, 2020 (the “Advisory Agreement”). From January 1, 2020 until June 30, 2020, Hines Global, the Operating Partnership and the Advisor were parties to an advisory agreement (the "Prior Advisory Agreement"), pursuant to which the Advisor managed Hines Global's day-to-day operations in substantially the same manner that the Advisor now manages the Trust's day-to-day operations. As compensation for these services, we pay or have paid the Advisor fees and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the Advisory Agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay property management and leasing fees in connection with these services. Hines is owned and controlled by, or for the benefit, of Jeffrey C. Hines, the Chairman of our Board. Hines and its 4,800 employees have over 60 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Our office is located at 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Our telephone number is 1-888-220-6121. Our web site is www.HinesSecurities.com. The information on our website is not incorporated by reference into this report.

Distribution Objectives

We declared distributions of $0.70 per share, per year for the period from October 2009 through December 2011 and $0.65 per share, per year from January 2012 through December 2018, totaling $6.09 per share in aggregate. Approximately $0.45 per share of these distributions declared for the year ended December 31, 2018 were designated as a return of a portion of the investors’ invested capital as described further below. Additionally, we have declared special distributions and/or liquidating distributions to date totaling $7.00 per share, each of which is described further below. In aggregate, we have paid total distributions of $13.09 per share to our investors from the inception of our fund to date.

From 2018 through 2020, we paid aggregate return of capital distributions or liquidating distributions to investors totaling approximately $7.45 per share, which represented a return of a portion of the investors’ invested capital. These distributions reduced the investors’ remaining investment in the Company and were made up of the following:

•a $1.05 per share special distribution declared to all investors of record as of December 30, 2017 and paid in January 2018. The special distribution was funded with a portion of the net proceeds received from the strategic sale of six assets during 2017.
•$0.12 per share resulting from a portion of the monthly distributions declared for the months of January 2018 through June 2018, (approximately $0.02 per share, per month), which were designated by our Board as a return of a portion of the investors’ invested capital and, as such, reduced the investors’ remaining investment in the Company.

•Approximately $0.33 per share resulting from the monthly liquidating distributions declared for the months of July 2018 through December 2018 (approximately $0.0541667 per share, per month), which reduced the investors’ remaining investment in the Company.
•a $2.50 per share liquidating distribution declared to all investors of record as of February 13, 2019 and paid in February 2019.
•a $1.00 per unit liquidating distribution declared to all investors of record as of July 15, 2020 and paid in July 2020.
•a $2.45 per unit special distribution declared to all investors of record as of September 14, 2020 and paid in September 2020.

Tax Status

The Liquidating Trust is intended to qualify as a “liquidating trust” for federal income tax purposes that is treated as a “grantor trust” for federal income tax purposes and accordingly, is not subject to federal income tax on any income earned or gain recognized by it. The Liquidating Trust may recognize taxable income or loss, as the case may be, from the operation of the properties prior to their disposition, and taxable gain or loss as and when its assets are disposed of for an amount greater or less than the fair market value of such assets at the time of the initial distribution of the Units in the Liquidating Trust on June 30, 2020. Our beneficiaries will be treated as the owners of a pro rata portion of each remaining asset, including cash, received by and held by us and will be required to report on their federal and state income tax return their pro rata share of taxable income, including gains and losses recognized by the Liquidating Trust.

The Trustees will provide to each holder of Units after each year end a detailed itemized statement that reports on a per unit basis the holder’s allocable share of all the various categories of revenue and expense of the Liquidating Trust for the year. Each holder of Units is urged to consult with their own tax advisors regarding the filing requirements and the appropriate tax reporting of this information on their tax returns.

Competition

Numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors compete with us in obtaining creditworthy tenants to occupy our properties, including, but not limited to, Hines Global Income Trust, Inc. (“Hines Global Income Trust”), and other real estate investment vehicles sponsored by Hines. Many of these entities have significant financial and other resources, allowing them to compete effectively with us. Principal factors of competition include leasing terms (including rent and other charges and allowances for inducements and tenant improvements), the quality and breadth of tenant services provided, and reputation as an owner and operator of commercial real estate investments in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends of the global, national and local economies, financial condition and operating results of current and prospective tenants, availability and cost of capital, taxes, governmental regulations, legislation and demographic trends.

Tenants

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. During the years ended December 31, 2020, 2019 and 2018, respectively, we did not earn more than 10% of total rental revenues from any individual tenant.

Available Information

Investors may obtain copies of our filings with the Securities and Exchange Commission (“SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at https://www.hinessecurities.com/hgrliquidatingtrust. Further, a copy of this Our filings will be available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. However, the information from our website is not incorporated by reference into this report.

Item 1A.  Risk Factors

You should carefully read and consider the risks described below together with all other information in this report. If certain of the following risks actually occur, our results of operations and ability to pay distributions would likely suffer materially, or could be eliminated entirely. As a result, the value of our common shares may decline, and our investors could lose all or part of the money they paid to buy our common shares.

Risks Related to the Liquidation of the Company

There can be no assurances concerning the prices at which our properties will be sold or the timing of such sales.

We cannot give any assurances as to the prices at which any of our properties ultimately will be sold, or the timing of such sales. Real estate market values are constantly changing and fluctuate with changes in interest rates, availability of financing, changes in general economic conditions and real estate tax rates, competition in the real estate market, the availability of suitable buyers, the perceived quality, consistency and dependability of income flows from tenancies and a number of other local, regional and national factors. In addition, environmental contamination, potential major repairs which are not presently contemplated, increased operating costs or other unknown liabilities, including in connection with non-compliance with applicable laws, if any, at the Company’s properties may adversely impact the sales price of those assets. As a result, the actual prices at which we are able to sell our properties may be lower than the amounts we have assumed for purposes of determining the new per unit NAV as of December 31, 2020, which would result in the amount of additional distributions being lower than such per unit NAV. The amount available for distributions may also be reduced if the expenses we incur in selling our properties are greater than anticipated. When we commenced the Plan of Liquidation, we assumed that we will be able to find buyers for all of our assets at amounts based on our estimated range of market values for each property. However, for a variety of reasons, some of which are outside of our control, we overestimated the sales prices that we will ultimately be able to obtain for certain of these assets. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s market value. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, additional distributions to our investors would be delayed or reduced. We can provide no assurances regarding the amount of the aggregate distributions that will ultimately be paid to our investors in connection with the execution of the Plan of Liquidation.

If we are unable to maintain the occupancy rates of currently leased space and lease currently available space, if tenants default under their leases or other obligations to us during the liquidation process or if our cash flow during the liquidation is otherwise less than we expect, additional distributions to our investors may be delayed or reduced.

The inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may be able to renew their leases on terms that are less favorable to us than the terms of the current leases. The COVID-19 (more commonly known as the Coronavirus) pandemic has caused significant economic uncertainty and disruption, which could negatively impact the financial condition of one or more of our tenants. It has adversely impacted many of our retail tenants (other than grocery tenants), as government instructions regarding social distancing and mandated closures reduced and, in some cases, eliminated customer foot traffic for several months during 2020, causing many of our retail tenants to temporarily close their brick and mortar stores. The weakening of the financial condition of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect the liquidation. Some of our properties are leased to significant tenants and, accordingly, may be suited to the particular or unique needs of such tenants. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
To the extent that we receive less rental income than we expect during the liquidation process, or have difficulty selling certain of our properties due to such reduced rental income, additional distributions to investors will be reduced.

If any of the parties to our sale agreements breach such agreements or default thereunder, or if the sales do not otherwise close, additional distributions may be delayed or reduced.

We will seek to enter into binding sale agreements for our properties. The consummation of the potential sales will be subject to satisfaction of closing conditions. When the transactions contemplated by these sale agreements do not close because of a buyer breach or default, failure of a closing condition or for any other reason, such as a potential buyer walking away as a result of the economic uncertainty and disruption created by the Coronavirus pandemic, we need to locate a new buyer for the assets, which we may be unable to do promptly or at prices or on terms that are as favorable as the original sale agreement. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for the assets. These additional costs may exceed amounts included in our projections. In the event that we incur these additional costs, additional distributions to our investors could be delayed or reduced.

We cannot determine the timing or amount of additional distributions to our investors because there are many factors, some of which are outside of our control, which could affect our ability to make such distributions.

Although we have paid distributions to our investors in connection with the Plan of Liquidation, we cannot determine the timing or amount of additional distributions to our investors at this time. These distributions will depend on a variety of factors, including, but not limited to, the length of time it takes to fully implement the Plan of Liquidation, the price and timing of transactions entered into in the future, the cost of operating the Trust through the date of our final dissolution, general business and economic conditions, and other matters. In addition, before making the final distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. Our Board may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our Board may also decide to provide for any unknown and outstanding liabilities and expenses, which may include the establishment of a reserve fund to pay contingent liabilities and ongoing expenses in an amount to be determined as information concerning such contingencies and expenses becomes available. The amount of transaction costs in the liquidation is not yet final, including prepayment penalties with respect to indebtedness on the properties, so we have used estimates of these costs in calculating the amounts of our originally projected aggregate distributions. To the extent that we have underestimated these costs, additional distributions may be lower than our most recently determined NAV. In addition, if the claims of our creditors are greater than what we have anticipated or if we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our final distribution may be delayed or reduced. Further, if a reserve fund is established to pay contingent liabilities, payment of additional distributions to our investors may be delayed or reduced.

The sales of our assets pursuant to the Plan of Liquidation will not be subject to further investor approval.

Following the approval of the Plan of Liquidation by our investors in July 2018, our Board has the authority to sell any and all of the Company’s assets on such terms and to such parties, including affiliated parties, as our Board determines appropriate, even if such terms are less favorable than those assumed for the purposes of estimating our range of additional distributions in connection with our Plan of Liquidation. Notably, our investors will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales.

There can be no assurances regarding the aggregate amount of distributions you will ultimately receive in connection with the Plan of Distribution, including the timing of any additional distributions. Your total return will depend on the amount you paid for your investment, the date on which you made your investment, and our ability to effectively complete the Plan of Liquidation. Investors should consult their financial advisors for more information about their potential total return.

If there are any lawsuits in connection with the Plan of Liquidation, it may be costly and may prevent the Plan of Liquidation from being completed or from being completed within the expected timeframe.

Our investors may file lawsuits challenging the Plan of Liquidation, which may name the Company or our Board as defendants. As of the date of this report, no such lawsuits challenging the Plan of Liquidation are pending, or to our knowledge, threatened. However, if such a lawsuit is filed, we cannot assure you as to the outcome of any such lawsuits, including the amount of costs associated with defending any such claims or any other liabilities that may be incurred in connection with such claims. If any plaintiffs are successful in obtaining an injunction prohibiting us from completing the Plan of Liquidation, such an injunction may delay the Plan of Liquidation or prevent it from being completed. Whether or not any plaintiff’s claim is successful, this type of litigation often results in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business and reduce the funds available for additional distributions to our investors.

Investors may be liable to our creditors for the amount received from us if our reserve fund or the assets remaining in the Liquidating Trust are inadequate.

Pursuant to the Plan of Liquidation, we intend to dispose of our assets, discharge our liabilities and distribute to our investors any remaining assets as soon as practicable. In the event that it should not be feasible, in the opinion of our Board, for the Trust to pay, or adequately provide for, all of our debts and liabilities, or if our Board shall determine it is advisable, our Board may establish a reserve fund or retain certain assets in the Liquidating Trust.

Any reserve fund or assets remaining in the Liquidating Trust may not be adequate to cover any contingent expenses and liabilities. Under Maryland law, if we make distributions and fail to maintain an adequate reserve fund or fail to retain adequate assets in the Liquidating Trust for payment of our contingent expenses and liabilities, each investor could be held liable for payment to our creditors of such amounts owed to creditors which we fail to pay. The liability of any investor would be limited to the amount of distributions previously received by such investor from us in connection with the Plan of Liquidation. Accordingly, in such event, an investor could be required to return all such distributions received from us. On December 31, 2020, the Company had outstanding liabilities of approximately $127.9 million, of which approximately $65.7 million consisted of loans secured by properties we owned. All of these obligations are expected to be paid in full in connection with the sales of our properties. We will continuously monitor expenses and any other foreseeable liabilities we may incur in implementing the Plan of Liquidation to seek to ensure that an adequate reserve fund is maintained or adequate assets are retained in the Liquidating Trust to discharge these liabilities in full.

Risks Related to Our Business in General

A prolonged national or world-wide economic downturn or volatile capital market conditions could adversely affect our results of operations and our ability to pay distributions to our investors.
If prolonged disruptions in the capital and credit markets continue for a prolonged period, they could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to execute our Plan of Liquidation in a manner that is accretive to our investors. See “[t]he ongoing Coronavirus pandemic and measures intended to prevent its spread have disrupted economic markets and the prolonged economic impact is uncertain” for a further discussion of the risks related to Coronavirus pandemic and its potential impact on our financial results and the completion of our Plan of Liquidation.

If these disruptions in the capital and credit markets should continue as a result of, among other factors, uncertainty and disruption caused by the impact of the Coronavirus, changing regulation, changes in trade agreements, reduced alternatives or failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us selling our remaining assets at lower than expected prices, which could reduce or eliminate the additional distributions we make to our investors.

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

Our operations could be negatively affected to a greater extent if an economic downturn is prolonged or becomes more severe, which could significantly harm our revenues, results of operations, financial condition, liquidity, and our ability to make distributions to our investors and may result in a decrease in the value of our investors’ investment.

The ongoing Coronavirus pandemic and measures intended to prevent its spread have disrupted economic markets and the prolonged economic impact is uncertain.

The Coronavirus pandemic has had, and is expected to continue to have, an adverse impact on overall market conditions and our disposition process. The pandemic has led governments and other authorities around the world, including in Poland and Russia and in the states across the U.S. where our assets are located, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. While operations in certain areas have been allowed to fully or partially re-open, some areas, including Poland, are experiencing new closures or restrictions subsequent to re-opening due to rising numbers of new cases, and no assurance can be given that such closures or restrictions will not continue to occur. These restrictions have significantly disrupted business activity globally, and could have an adverse impact on the performance of certain of our investments, as well as the timing of the disposition of our remaining assets. Considerable uncertainty still surrounds the Coronavirus and its potential effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses.

While it is difficult to ascertain the long-term impact it will have on commercial real estate markets and the successful disposition of our remaining assets, the pandemic presents material uncertainty and risk with respect to the current and future performance and value of our investments. Our remaining real property investments have been impacted by the pandemic and in some cases significantly. Our tenants operate in industries which are being adversely affected by the disruption to business caused by the outbreak of the Coronavirus. From time to time during the pandemic, many of our tenants have been subject to shelter in place and other quarantine restrictions, and the restrictions were in place for an extended period of time in some cases. These restrictions have had a particularly adverse impact on our retail tenants (other than grocery tenants), as government instructions regarding social distancing and mandated closures have reduced and, in some cases, eliminated customer foot traffic, causing some of our retail tenants to temporarily close their brick and mortar stores. As of December 31, 2020, we owned three retail properties in the U.S., which comprised approximately 75% of our remaining portfolio (based on the estimated value of each real estate investment as of December 31, 2020). While rent collections were adversely affected in the early months of the pandemic, consumer traffic at these properties has recovered to near pre-pandemic levels in recent months and rent collections recovered to 99% of billed rent by the end of the year ended December 31, 2020. However, rising infection rates and the potential for additional government mandated shutdowns could reduce consumer traffic at our retail properties and negatively impact future rent collections and our ability to dispose of these properties at the time and at the price that we believe is appropriate.

The Coronavirus pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of borrowings, renewals or refinancings.

The extent of the Coronavirus pandemic’s effect on the timing and success of our disposition process will depend on future developments, including the duration and lingering impact of the pandemic, the effectiveness of vaccines and speed of their distribution, continued resurgences in Coronavirus cases, and the duration of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business or our disposition process, but any of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition, as well as the timing and amount of additional distributions to our investors.

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

The Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose any amount of our deposits over federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our investors’ investments.

From time to time, we may have a substantial amount of indebtedness. In the event we do not repay or refinance such indebtedness, we could face substantial liquidity issues and the lenders will be able to accelerate the debt and foreclose on the assets securing them, which will materially and adversely affect our ability to make liquidating distributions to our investors.

As of December 31, 2020, we had approximately $65.7 million of outstanding indebtedness, all of which is scheduled to mature within a year and which, upon final maturity, we will need to refinance or repay. In evaluating our current and projected sources of liquidity to meet the obligations of such debt, we have assessed our available options and have determined that our plan is to refinance these loans or to repay such obligations with proceeds from the sale of assets pursuant to the Plan of Liquidation and available cash on hand. If we are unable to pay our debt at maturity, the lenders will be able to accelerate the debt and foreclose on the assets securing them, which will materially and adversely affect our ability to make additional distributions to our investors. See Note 4 — Debt Financing for additional information regarding our outstanding debt.

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

The phase-out of LIBOR and transition to SOFR as a benchmark interest rate could have adverse effects on our business.

In July 2017, the United Kingdom's Financial Conduct Authority (“FCA”), which regulates the London interbank offered rate (“LIBOR”), announced their intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The administrator of LIBOR has announced it will consult on its intention to cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The U.S. Federal Reserve System, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation have issued guidance encouraging market participants to adopt alternatives to LIBOR in new contracts as soon as practicable and no later than December 31, 2021, and the FCA has indicated that market participants should not rely on LIBOR being available after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated in coming years.

As of December 31, 2020, 100% of our outstanding debt bore interest at floating rates based on LIBOR. Although the loan has a maturity date prior to December 31, 2021, it provides for procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. The discontinuation or modification of LIBOR could result in interest rate increases on our debt, which could adversely affect our cash flow, operating results and ability to make distributions to our stockholders at expected levels or at all.

Lenders may require us to enter into restrictive covenants that relate to or otherwise limit our operations, which could limit our ability to make distributions to our investors, to replace the Advisor or to otherwise achieve our investment objectives.
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

We have acquired, and may continue to acquire, various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and may reduce our cash available for distribution to our investors.

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

Our success will be dependent on the performance of Hines as well as key employees of Hines. If any such key employees were to cease to work at Hines, our business could suffer.

Our ability to effectively complete the disposition of our remaining assets and pay additional distributions to investors is dependent upon the performance of Hines and its affiliates, as well as key employees of Hines, in the marketing of our remaining assets, the negotiation of sale agreements, the maintenance of lease and occupancy at our real properties, the determination of any financing arrangements, the management of our assets and the operation of our day-to-day activities. Our Board and the Advisor have broad discretion when managing our investments and determining the timing and terms of any asset dispositions. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our disposition activity. We will rely on the management ability of Hines and the oversight of our Board.

Hines may not be able to retain its key employees. To the extent we are unable to retain and/or find qualified successors for key employees that depart from Hines, our results of operations may be adversely impacted. Our officers and the management of the Advisor also serve in similar capacities for numerous other entities. If Hines or any of its key employees are distracted by these other activities or suffer from adverse financial or operational problems in connection with operations unrelated to us, the ability of Hines and its affiliates to allocate time and/or resources to our operations may be adversely affected. If Hines is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted and the completion of our Plan of Liquidation could be delayed. We will not provide key-man life insurance policies for any of Hines’ key employees.

Terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate our operations and our profitability.

Terrorist attacks and other acts of violence, civilian unrest or war may negatively affect our operations and our investors’ investments in our shares. Certain of our real estate investments are located in areas that may be susceptible to attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. Further, even if we do obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism in the areas in which we own properties could sharply increase the premiums we pay for coverage against property and casualty claims and could negatively impact our ability to dispose of a property.

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

Our business could suffer in the event the Advisor, our transfer agent or any other party that provides us with services essential to our operations experiences system failures or cyber incidents or a deficiency in cybersecurity.
The Advisor, our transfer agent and other parties that provide us with services essential to our operations are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.  A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that may include, but is not limited to, gaining unauthorized access to systems to disrupt operations, corrupt data, steal assets or misappropriate confidential information, such as confidential investor records. As reliance on technology in our industry has increased, so have the risks posed to our systems, both internal and those we have outsourced. In addition, the risk of a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and instructions from around the world have increased.  Affiliates of our Advisor have in the past experienced cyber incidents impacting their information technology systems or relating to software that they utilize, and, while none to date have had an impact on us or our operations, we expect such breaches could to occur in the future.

The remediation costs and lost revenues experienced by a victim of a cyber incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. There also may be liability for any stolen assets or misappropriated confidential information. Any material adverse effect experienced by the Advisor, our transfer agent and other parties that provide us with services essential to our operations could, in turn, interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain tenants, and subject us to liability claims or regulatory penalties that could adversely affect our business, financial condition and results of operations. While we maintain cyber risk insurance to provide some coverage for certain risks arising out of system failures or cyber incidents, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cyber incident.

Risks Related to Investments in Real Estate

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

We have sold 40 of our 45 real estate investments in recent years. Our remaining five properties are each located in separate markets. As a result, our operating results and ability to make distributions may be impacted by economic changes affecting the real estate in those markets. Consequently, our financial condition and ability to dispose of our assets and make additional distributions could be materially and adversely affected by any significant adverse developments in those markets.

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in these industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on our pro rata share of space leased to tenants as of December 31, 2020, 63% of our space is leased to tenants in the retail industry, 10% is leased to tenants in the hospitality industry, 9% is leased to tenants in the manufacturing industry, and 4% is leased to tenants in other professional services, and 4% is leased to tenants in other services.

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
We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in proportion to changes in our rental revenue. As a result, our costs will not necessarily decline even if our revenues do. Similarly, our operating costs could increase while our revenues stay flat or decline. In either such event, we may be forced to borrow funds to cover our costs, we may incur losses or we may not have cash available to service our debt, all of which could negatively impact the timing and amount of additional distributions to investors.

Due to the risks involved in the ownership of real estate investments, a return on investment is not guaranteed, and our investors may lose some of their investment.

Our investors will be subjected to significant risks associated with owning and operating real estate investments. The performance of and ultimate return they realize on their investment in us will be subject to such risks, including:

•changes in the general economic climate;
•changes in local conditions such as an oversupply of space or reduction in demand for real estate;
•changes in interest rates and the availability of financing;
•changes in property level operating expenses due to inflation or otherwise;
•changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes; and
•changes due to factors that are generally outside of our control, such as pandemics like COVID-19, terrorist attacks and international instability, natural disasters and acts of God, over-building, adverse national, state or local changes in applicable tax, environmental or zoning laws and a taking of any of the properties which we own or in which we otherwise have interests by eminent domain.

Any of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition, our ability to make additional distributions to our investors and the return realized on their investment.

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

Numerous real estate companies that operate in the markets in which our remaining assets are located will compete with us in obtaining creditworthy tenants to occupy such properties and may make it more difficult to dispose of our properties. Such competition could adversely affect our business. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may lower our occupancy rates and the rent we may charge tenants. In addition, the arrival of new competitors in the immediate areas where we have assets could require unplanned investments in our assets, which may adversely affect us and the proceeds realized upon a disposition. We may also have difficulty in renewing leases or in leasing to new tenants, since the proximity of new competitors could divert existing or new tenants to such competitors, resulting in vacancies. This could negatively affect the price we are able to obtain in a disposition of such properties, and, accordingly, additional distributions to investors.

Potential liability as the result of, and the cost of compliance with, environmental matters could adversely affect our operations and ability to pay additional distributions to investors.

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

The real estate industry is subject to market forces and we are unable to predict certain market changes including changes in supply of or demand for similar properties in a particular area. If demand for the types of real estate assets we are seeking to sell were to sharply decrease or supply of those assets were to sharply increase, the prices of those assets could fall significantly. Any potential sale of an undervalued asset could decrease our rate of return on these investments and result in lower additional distributions to investors.

Retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant and trends in the retail sector generally.

Three of the five properties in our portfolio as of December 31, 2020 are retail properties. Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

The retail environment and the market for retail space have been, and in the future could be, adversely affected by weakness in the national, regional, and local economies, such as has been seen with respect to the Coronavirus pandemic, the level of consumer spending and consumer confidence, the adverse financial condition of some large retail companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing competition from discount retailers, outlet malls, internet retailers, and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants.

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

Real estate investment transaction volume has increased since 2010, and estimated going-in capitalization rates, or cap rates (ratio of the net projected operating income of a property in its initial fiscal year divided by the net purchase price), have fallen relative to their post-recession peaks in late 2009.  At that time, there was a significant amount of investment capital pursuing high-quality, well-located assets that generated stable cash flows, causing aggressive competition and pricing for assets which matched our investment strategy.  This drove prices higher, resulting in lower cap rates and returns. We purchased real estate in this environment and are subject to the risks that the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

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

Two of the remaining properties in our portfolio are located outside the United States, specifically in Poland and Russia. These investments may be affected by factors particular to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments pose the following risks:

•the burden of complying with a wide variety of foreign laws;
•changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such environmental laws;
•existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;
•the potential for expropriation;
•possible currency transfer restrictions;
•imposition of adverse or confiscatory taxes;
•changes in real estate and other tax rates and changes in other operating expenses in particular countries;
•possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;
•adverse market conditions caused by pandemics such as COVID-19, terrorism, civil unrest and changes in national or local governmental or economic conditions;
•the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;
•general political and economic instability in certain regions;
•the potential difficulty of enforcing obligations in other countries; and
•Hines’ limited experience and expertise in foreign countries relative to its experience and expertise in the United States.

Our real estate investment in Poland subjects us to foreign currency risks, which may adversely affect distributions.

The acquisition of our investment in Poland was denominated in Euros and we anticipate that when we dispose of the investment, the disposition will also be denominated in Euros. Therefore we will be subject to foreign currency risk due to potential fluctuations in exchange rates between Euros and the U.S. dollar. As a result, changes in exchange rates of Euros to the U.S. dollar may affect the amount of additional distributions we pay to investors and may also affect the book value of the asset.

Lack of compliance with the United States Foreign Corrupt Practices Act (“FCPA”) could subject us to penalties and other adverse consequences.

We are subject to the FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including potential competitors, are not subject to these prohibitions. Fraudulent practices, including corruption, extortion, bribery, pay-offs, theft and others, occur from time-to-time in countries in which we may do business. If people acting on our behalf or at our request are found to have engaged in such practices, severe penalties and other consequences could be imposed on us that may have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make additional distributions to our investors and the value of their investment.

Risks Related to Organizational Structure

Hines’ ability to cause the Operating Partnership to purchase the units of the Operating Partnership that it or its affiliates hold in connection with the termination of our Advisory Agreement may deter us from terminating our Advisory Agreement.

Under certain circumstances, if we are not advised by an entity affiliated with Hines, Hines or its affiliates may cause the Operating Partnership to purchase some or all of the units of the Operating Partnership then held by such entities. Under these circumstances if the amount necessary to purchase Hines’ and its affiliates’ interests in the Operating Partnership is substantial, these rights could discourage or deter us from terminating our Advisory Agreement under circumstances in which we would otherwise do so.

Risks Related to Potential Conflicts of Interest

We may compete with other investment vehicles affiliated with Hines for tenants.

Hines and its affiliates, including Hines Global Income Trust, Inc., are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate projects. Hines or its affiliates own and/or manage properties in most, if not all, geographical areas in which our remaining real estate assets are located. Therefore, our properties compete for tenants with other properties owned and/or managed by Hines and its affiliates. Hines may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by Hines and its affiliates and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

Employees of the Advisor and Hines will face conflicts of interest relating to time management and allocation of resources.

We do not have employees. Pursuant to the Advisory Agreement and other agreements with affiliates of the Advisor, we rely on employees of Hines and its affiliates to manage and operate our business and they are contractually bound to devote the time and attention reasonably necessary to conduct our business in an appropriate manner. Our officers and the officers and employees of the Advisor, Hines and its affiliates hold similar positions in numerous entities and they may from time to time allocate more of their time to service the needs of such entities than they allocate to servicing our needs. Hines is not restricted from acquiring, developing, operating, managing, leasing or selling real estate through entities other than us and Hines will continue to be actively involved in real estate operations and activities other than our operations and activities. Hines currently controls and/or operates other entities that own properties in many of the markets in which we own and are seeking to dispose of real properties. Hines spends a material amount of time managing these other properties and other assets unrelated to our business. We lack the ability to manage it without the time and attention of Hines’ employees.

Hines and its affiliates are general partners and sponsors of other investment vehicles having legal and financial obligations similar to ours. Because Hines and its affiliates have interests in other investment vehicles and also engage in other business activities, they may have conflicts of interest in allocating their time and resources among our business and these other activities. Our officers and directors, as well as those of the Advisor, own equity interests in entities affiliated with Hines to whom we may sell properties. These individuals may make substantial profits in connection with such transactions, which could result in conflicts of interest. As a result of these interests, they could pursue transactions that may not be in our best interest.

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

Hines and its affiliates may face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in our investors’ best interest.

Hines, the Advisor and their affiliates receive substantial fees from us in return for their services and these fees could influence the Advisor’s advice to us.

Asset management fees paid to the Advisor and property management and leasing fees paid to Hines and its affiliates would be paid irrespective of the quality of the underlying real estate during the term of the related agreement. The Advisor is also entitled to a fee equal to a percentage of the total consideration paid in connection with a disposition. This fee may incentivize the Advisor to recommend the disposition of a property or properties through a sale, merger, or other transaction that may not be in our best interests at the time. In addition, the premature disposition of an asset may add additional concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, the Advisor has considerable discretion with respect to the terms and timing of disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its and its affiliates’ compensation at the expense of other criteria, in order to achieve higher short-term compensation. Considerations relating to compensation from us to the Advisor and its affiliates could result in decisions that are not in the best interests of our investors, which could hurt our ability to pay our investors additional distributions and result in a decline in the value of our investors’ investment.

Hines may face conflicts of interest in connection with the management of our day-to-day operations and in the enforcement of agreements between Hines and its affiliates.

Hines and the Advisor manage our day-to-day operations and properties pursuant to the Advisory Agreement. This agreement was not negotiated at arm’s-length and certain fees payable by us under such agreement are paid regardless of our performance.

Hines and its affiliates may encounter conflicts of interest with respect to position as to matters relating to this agreement. Areas of potential conflict include the computation of fees and reimbursements under such agreements, the enforcement and/or termination of the agreements and the priority of payments to third parties as opposed to amounts paid to affiliates of Hines. These fees may be higher than fees charged by third parties in an arm’s-length transaction as a result of these conflicts.

Risks Related to Taxes

Holders of Trust Units may recognize taxable income as a result of their ownership of Trust Units.

The Liquidating Trust is intended to qualify as a “liquidating trust” for federal income tax purposes that is treated as a “grantor trust” for federal income tax purposes. Accordingly, each Unit represents ownership of an undivided proportionate interest in all of the assets and liabilities of the Liquidating Trust, and each holder of Units will be treated for federal income tax purposes as receiving or paying directly a pro rata portion of all income, gain, loss, deduction and credit of the Liquidating Trust. A holder of Units will be taxed each year on its share of revenues from the Liquidating Trust, net of such holder’s share of expenses of the Liquidating Trust whether or not the holder of Units receives a distribution of cash from the Liquidating Trust that year. The long-term or short-term character of any capital gain or loss recognized in connection with the sale of the Liquidating Trust’s assets will be determined based upon a holding period commencing at the time of the acquisition by each holder of Units.

If the Liquidating Trust fails to qualify as a liquidating trust for federal income tax purposes, it would instead be taxable as a partnership rather than as a grantor trust. If the Liquidating Trust is taxable as a partnership, the tax consequences to holders of Units generally will be similar to those that would be experienced if the Liquidating Trust were a grantor trust.

If the Company failed to qualify as a REIT during its short taxable year ended June 30, 2020, our ability to pay distributions to our investors may be adversely impacted.

The Company elected to be taxed as a REIT for federal income tax purposes. We believe the Company was organized and operated in a manner that allowed it to qualify as a REIT until June 30, 2020 when it transferred all of its assets and liabilities to the Liquidating Trust. In order to maintain its REIT status, the Company was required to annually distribute to its shareholders at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, and meet the various other requirements imposed by the Code relating to such matters as operating results, asset holdings, distribution levels and diversity of share ownership. Provided that the Company qualified for taxation as a REIT, it was generally not subject to corporate level federal income tax on the earnings distributed to its shareholders that it derived from its REIT qualifying activities. The Company was still subject to state and local income and franchise taxes and to federal income and excise tax on its undistributed income for years in which it qualified as a REIT. If the Company were to have failed to qualify as a REIT for any taxable year prior to June 30, 2020, and it was unable to avail itself of certain savings provisions set forth in the Code, all of its taxable income would be subject to federal income tax at the regular corporate rates and its cash available for distribution would be reduced.

If the Operating Partnership is classified as a “publicly traded partnership” under the Code, our operations and our ability to pay distributions to our investors could be adversely affected.

We believe that the Operating Partnership will be treated as a partnership, and not as an association or a publicly traded partnership for U.S. federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or repurchase of partnership units in the Operating Partnership. However, if the IRS successfully determined that the Operating Partnership should be taxed as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as investors of the Operating Partnership and distributions to partners would constitute non-deductible distributions in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT, and the imposition of a corporate tax on the Operating Partnership would reduce the amount of cash available for distribution to our investors.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our real estate investments are held directly and through entities wholly-owned by the Operating Partnership, or indirectly through other entities. As noted previously, we sold a significant amount of our real estate investments in recent years. The following tables include additional information regarding our remaining portfolio.

The following table provides additional information regarding each of the real estate investments we owned an interest in as of December 31, 2020:

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (1)	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
Domestic Other Investments
Minneapolis Retail Center	Minneapolis, Minnesota	Retail	8/2012 & 12/2012; $130.6	6.5%	398,585	75%
The Markets at Town Center	Jacksonville, Florida	Retail	7/2013; $135.0	5.9%	317,557	87%
The Rim	San Antonio, Texas	Retail	2/2014, 4/2015, 12/2015, & 12/2016: $285.9	5.9%	1,050,385	97%
Total for Domestic Other Investments					1,766,527	90%

International Office Investments
Gogolevsky 11	Moscow, Russia	Office	8/2011; $96.1	8.9%	94,572	99%
New City	Warsaw, Poland	Office	3/2013; $163.5	7.1%	484,591	70%
Total for International Office Investments					579,163	75%

Total for All Investments					2,345,690	86%

1.For acquisitions denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on the acquisition date.

2.The estimated going-in capitalization rate is determined as of the date of acquisition by dividing the projected property revenues in excess of expenses for the first fiscal year following the date of acquisition by the net purchase price (excluding closing costs and taxes). Property revenues in excess of expenses includes all projected operating revenues (rental income, tenant reimbursements, parking and any other property-related income) less all projected operating expenses (property operating and maintenance expenses, property taxes, insurance and property management fees).

The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, and the actual economic performance of each property for our period of ownership may differ materially from the amounts used in calculating the estimated going-in capitalization rate. These include assumptions, with respect to each property, that in-place tenants will continue to perform under their lease agreements during the 12 months following our acquisition of the property.  In addition, with respect to the Minneapolis Retail Center and the Markets at Town Center, the projected property revenues in excess of expenses include assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.

Lease Expirations

The following table lists the scheduled lease expirations and related expiring base rents for each of the years ending December 31, 2021 through December 31, 2030 and thereafter for all of the properties which we owned as of December 31, 2020. The table also shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	Percent of Total Annual Base Rental Income
Vacant	—	239,806	10.2%	$—	—%
2021	37	279,089	11.9%	$6,503,571	12.2%
2022	37	327,941	14.0%	$7,414,634	13.9%
2023	31	253,931	10.8%	$6,205,808	11.6%
2024	34	341,208	14.5%	$9,063,220	17.0%
2025	37	215,330	9.2%	$7,624,861	14.3%
2026	12	158,250	6.7%	$3,557,398	6.7%
2027	18	98,384	4.2%	$3,517,304	6.6%
2028	11	75,390	3.2%	$2,028,966	3.8%
2029	9	127,574	5.4%	$2,528,979	4.7%
2030	9	25,496	1.1%	$1,240,324	2.3%
Thereafter	11	203,292	8.8%	$3,625,110	6.9%

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 31, 2021, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2020, we had 262.4 million Units outstanding, held by a total of approximately 57,400 investors. The number of investors is based on the records of our registrar and transfer agent. There is no established public trading market for our Units. For purposes of this section and throughout this Annual Report on Form 10-K, the term “Units” means shares of the Company’s common stock for periods prior to June 30, 2020 and Units of beneficial interest in the Trust for the period subsequent to June 30, 2020.

On March 30, 2021, our Board determined a per Unit NAV of $2.09 as of December 31, 2020. This per Unit NAV is lower than the previously determined per Unit NAV of $5.58 as of July 15, 2020, primarily as a result of the $3.45 per Unit liquidating distributions paid by the Company since that time. See below for a description of how the new per Unit NAV was determined.

Methodology

In establishing the per Unit NAV of $2.09, we estimated liquidation values of our real estate property investments as of December 31, 2020. Additionally, our board of directors included in its determination the values of other assets and liabilities such as cash, tenant receivables, accounts payable and accrued expenses, debt and other assets and liabilities, all of which were valued at cost and an estimate of closing costs that we would expect to incur in relation to the liquidation of our remaining properties. No liquidity discounts or discounts relating to the fact that we are externally managed were applied to the per Unit NAV and no attempt was made to value the Company as an enterprise.

Additionally, we engaged Altus Group U.S. Inc., (“Altus”) to review the real estate valuations and to assess the reasonableness of our new per Unit NAV. In assessing the reasonableness of our new per Unit NAV, Altus utilized the real estate valuations provided by management and information regarding balances of cash, tenant receivables, accounts payable and accrued expenses, debt and other assets and liabilities and an estimate of closing costs that we expect to incur related to the liquidation of our remaining properties. Altus concluded that the new per Unit NAV determined by our board of directors was reasonable.

Altus has provided, and may continue to provide, real estate appraisal, valuation and financial advisory services to us and to Hines and its affiliates and have received, and is expected to continue to receive, fees in connection with such services. Altus may from time to time in the future perform other real estate appraisal, valuation and financial advisory services for us and for Hines and its affiliates, or in transactions related to the properties that are the subject of the valuations being performed for us, or otherwise, so long as such other services do not adversely affect the independence of the applicable firm as certified in the applicable report.

The aggregate value of our five remaining real estate property investments as of December 31, 2020 was $597.0 million. Additionally, we sold two properties from June 30, 2020 through December 31, 2020, with an aggregate sales price of $619.0 million. Including the effect of the sold properties, the aggregate value of our real estate property investments decreased 2.6% when compared to the previously determined value of our assets as of June 30, 2020.

The aggregate value of our five remaining real estate property investments owned as of December 31, 2020 also represented a 46.7% decrease compared to their aggregate net purchase price. The table below sets forth the calculation of our per Unit NAV as of December 31, 2020, June 30, 2020, and February 14, 2019:

	December 31, 2020			June 30, 2020			February 14, 2019
	Gross Amount (in millions)	Per Unit		Gross Amount (in millions)	Per Unit		Gross Amount (in millions)		Per Unit
Real estate property investments	$597	$2.27		$1,241	$4.73		$2,397		$9.07
Other assets	46	0.18		519	1.98		709		2.68
Debt obligations and other liabilities	(80)	(0.31)		(255)	(0.97)		(742)		(2.81)
Liquidating/ Special Distributions	—	—		—	—		(661)	(1)	(2.50)	(1)
Noncontrolling interests	—	—		—	—		—		—
Net Asset Value before closing costs	$563	$2.14		$1,505	$5.74		$1,703		$6.44
Estimated closing costs	(13)	(0.05)		(41)	(0.16)		(72)		(0.27)
NAV	$550	$2.09	(3)	$1,464	$5.58	(2)	$1,631		$6.17
Units outstanding	262			262			264

(1)In February 2019, the Company declared and paid a liquidating distribution pursuant to the Plan of Liquidation of $2.50 per Unit.

(2)This new per Unit NAV is approximately 10% lower than the per Unit NAV of $6.17 previously determined as of February 14, 2019. This decrease is primarily the result of declines in value of the Trust’s four remaining retail assets, including the most recent negative impact related to the COVID-19 pandemic.

(3)In July 2020 and September 2020, the Trust declared and paid a per unit liquidating distribution pursuant to the Plan of Liquidation of $1.00 and $2.45, respectively. These liquidating distributions, in aggregate of $3.45 per unit, were the primary cause of the reduction of the per share NAV as of December 31, 2020, compared to the per share NAV as of June 30, 2020.

Our Board determined the per share NAV by (i) utilizing the values of our real estate property investments of approximately $597.0 million and adding our other assets comprised of our cash, tenant and other receivables and other assets of $46 million, (ii) subtracting the values of our debt obligations and other liabilities comprised of our accounts payable and accrued expenses, due to affiliates, other liabilities and an estimate of costs in excess of income expected to be realized prior to the sale of the remaining properties of $80.0 million, (iii) subtracting an estimate of closing costs that we would expect to incur in relation to the liquidation of our remaining properties of $13.0 million, and (iv) dividing the total by our Units outstanding as of December 31, 2020 of 262.0 million, resulting in a per Unit NAV of $2.09.

Other than with respect to the values of our real estate property investments, the values of the assets and liabilities described above were determined based on their cost and included an estimate of closing costs that we expect to incur in relation to the liquidation of our remaining properties, including disposition fees payable to affiliates of Hines. There can be no assurances of the time frame in which the Company expects to liquidate its remaining properties or that the costs related to the liquidation of our remaining properties would be incurred in the amount estimated by the Company. No adjustments were made related to the period from January 1, 2021 through March 30, 2021, because the Company did not believe they would have a material effect on its per Unit NAV.

The estimated liquidation values described above were determined primarily by using methodologies that are commonly used in the commercial real estate industry. For our domestic real estate property investments, these methodologies included discounted cash flow analyses and reviews of current, historical and projected capitalization rates for properties comparable to those owned by us and assume a 10-year holding period. For our international real estate investments, these methodologies included cash flow analyses and going-in capitalization rates for properties comparable to those owned by us. The tables below summarize the key assumptions that were used in the valuations of our real estate property investments.

Weighted Average
Domestic Real Estate Property Investments
Retail
Exit capitalization rate	6.78%
Discount rate/internal rate of return	8.39%
International Real Estate Property Investments
Office
Going-in capitalization rate	7.85%

As with any valuation methodology, the methodology used to determine the per share NAV was based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a per share NAV that could be significantly different from the per share NAV determined by our board of directors. While our Board believes that the assumptions used in determining the appraised values of our real estate property investments are reasonable, a change in these assumptions would impact the calculation of such values. For example, assuming all other factors remained unchanged, an increase in the average discount rate of 25 basis points would yield a decrease in the appraised values of our domestic real estate property investments of 2.0%, while a decrease in the average discount rate of 25 basis points would yield an increase in the appraised values of our domestic real estate property investments of 1.9%. Likewise, an increase in the average exit capitalization rate of 25 basis points would yield a decrease in the appraised values of our domestic real estate property investments of 2%, while a decrease in the average exit capitalization rate of 25 basis points would yield an increase in the appraised values of our domestic real estate property investments of 2.1%. Additionally, an increase in the average going-in capitalization rate of 25 basis points would yield a decrease in the appraised values of our international real estate property investments of 4.9%, while a decrease in the average going-in capitalization rate of 25 basis points would yield an increase in the appraised values of our international real estate property investments of 4.8%.

The per Unit NAV determined by our Board is not a representation, warranty or guarantee that (i) an investor would ultimately realize distributions per Unit equal to the per Unit NAV upon our the completion of the liquidation of our remaining investments; (ii) the methodologies used to determine the per Unit NAV would be acceptable to FINRA. In addition, we can make no claim as to whether the estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code that are investing in our Units.

Further, the per Unit NAV was calculated as of a moment in time, and, although the value of Units will fluctuate over time as a result of, among other things, developments related to individual assets, and sales of additional assets and the payment of fees and closing costs in connection therewith, changes in the real estate and capital markets, the distribution of sales proceeds to our investors (if any) and changes in corporate policies, we do not undertake to update the per Unit NAV on a regular basis. As a result, investors should not rely on the per Unit NAV as an accurate measure of the then-current value of Units.

Distributions

We declared distributions of $0.70 per share, per year for the period from October 2009 through December 2011 and $0.65 per share, per year from January 2012 through December 2018 totaling $6.09 per share in aggregate. Approximately $0.45 per share of these distributions declared for the year ended December 31, 2018 were designated as a return of a portion of the investors’ invested capital as described further below. Additionally, we have declared special distributions and/or liquidating distributions to date totaling $7.00 per share, each of which is described further below. In aggregate, we have paid total distributions of $13.09 per share to our investors from the inception of our fund to date.

From 2018 through 2020, we paid aggregate return of capital distributions or liquidating distributions to investors totaling approximately $7.45 per share, which represented a return of a portion of the investors’ invested capital. These distributions reduced the investors’ remaining investment in the Company and were made up of the following:

•the $1.05 per share special distribution declared to all investors of record as of December 30, 2017 and paid in January 2018. The special distribution was funded with a portion of the net proceeds received from the strategic sale of six assets during 2017.
•$0.12 per share resulting from a portion of the monthly distributions declared for the months of January 2018 through June 2018, (approximately $0.02 per share, per month), which were designated by our board of directors as a return of a portion of the investors’ invested capital and, as such, reduced the investors’ remaining investment in the Company.
•Approximately $0.33 per share resulting from the monthly liquidating distributions declared for the months of July 2018 through December 2018 (approximately $0.054 per share, per month), which reduced the investors’ remaining investment in the Company.
•a $2.50 per share liquidating distribution declared to all investors of record as of February 13, 2019 and paid in February 2019.
•a $1.00 per Unit liquidating distribution declared to all investors of record as of July 15, 2020 and paid in July 2020.
•a $2.45 per Unit special distribution declared to all investors of record as of September 14, 2020 and paid in September 2020.

We intend to fund all future distributions with proceeds from the sale of our remaining properties and any distributable income earned from revenue generated by our remaining properties is expected to be included in future liquidating distributions. We declared no operating distributions during the years ended December 31, 2020 or 2019. All distributions paid in these years were funded from proceeds from the sales of our real estate investments in the current and prior periods.

Item 6.  Selected Financial Data

Not applicable.

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

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Executive Summary

As described more completely in “Item 1. Business”, Hines Global REIT, Inc. (“Hines Global”) was formed in 2008, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global raised $3.1 billion of equity capital through various public offerings of its common stock from 2009 through 2018, all of which was invested in a diverse portfolio of 45 real estate investments.

In recent years, we have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for its investors. Our stockholders approved a Plan of Liquidation and Dissolution (the “Plan of Liquidation” or the “Plan”) in July 2018. The principal purpose of the Plan was to provide liquidity to our investors over a two-year period by selling Hines Global’s assets, making payments on property and corporate level debt, and distributing the net proceeds from liquidation to our investors.

While we anticipated a completion of the sale of our assets by July 17, 2020, which is the end of the 24-month period imposed by the Internal Revenue Service (“IRS”) for execution of the Plan of Liquidation, the economic disruption and uncertainty resulting from the Coronavirus pandemic have had a significant impact on the process and timing of the Plan’s completion. In June 2020, Hines Global and the members of the Board formed HGR Liquidating Trust, a Maryland statutory trust (the “Liquidating Trust” or the “Trust”). The purpose of the Trust is to complete the liquidation of Hines Global’s assets in accordance with the Plan of Liquidation. On June 30, 2020, the Company transferred all of its assets and liabilities to the Trust and received units of beneficial interest in the Trust (the “Units”) equal to the number of shares of the Company’s common stock outstanding on June 30, 2020. Immediately thereafter, the Company distributed the Units pro rata to its stockholders such that one Unit was distributed for each share of the Company’s common stock and all stockholders of the Company are now unitholders and beneficiaries of the Trust. For purposes of this Annual Report on Form 10-K, we refer to this transaction that occurred on June 30, 2020 as the Company's "conversion" to the Liquidating Trust.

All references to “the Company,” “we,” “our,” “us” or similar pronouns herein means Hines Global REIT, Inc. for periods prior to June 30, 2020, when Hines Global REIT, Inc. transferred all of its assets and liabilities to HGR Liquidating Trust, and means HGR Liquidating Trust for periods subsequent thereto. In addition, all references to "investors" mean the stockholders of Hines Global for periods prior to June 30, 2020 and mean the unitholders of the Trust for periods subsequent thereto. Similarly, all references to the "Board" mean the board of directors of Hines Global for periods prior to June 30, 2020 and mean the board of trustees of the Trust for periods subsequent thereto.

We sold interests in 35 of properties with an aggregate sale price of $5.0 billion from 2017 through 2020. As of December 31, 2020, our real estate portfolio consisted of five properties: three U.S. retail properties and two international office properties.

On July 9, 2020, the Trustees determined a per Unit net asset value (“NAV”) of $5.58 as of June 30, 2020. Since that time, we have made liquidating distributions of $3.45 per unit resulting in the remaining undistributed value in the Trust of approximately $2.13 per unit. Further, in March 2021, the Trustees determined a new per Unit NAV of $2.09 as of December 31, 2020. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information.

Additionally, the Company declared distributions of $0.70 per Unit per year for the period from October 2009 through December 2011 and $0.65 per Unit per year from January 2012 through December 2018 totaling $6.09 per Unit in aggregate. Approximately $0.45 per Unit of these distributions declared for the year ended December 31, 2018 were designated as a return of a portion of the investors’ invested capital. Further, the Company has declared special distributions and/or liquidating distributions to date totaling $7.00 per Unit. In aggregate, the Company has paid total distributions of $13.09 per Unit to the investors from the inception of the Company to date. See “Note 6 — Distributions” for additional information regarding these distributions.

Comparability of Financial Data From Period to Period

We adopted the liquidation basis of accounting on July 1, 2020, upon our conversion to the Liquidating Trust. As described further below, the liquidation basis of accounting requires assets and liabilities to be recorded at amounts that approximate their ultimate value at liquidation. In prior periods, our financial statements were prepared on the going concern basis including the consolidated balance sheets, statements of operations and comprehensive income (loss), statements of changes in equity and statements of cash flows. As a result of the adoption of the liquidation basis of accounting, the amounts and results presented in these financial statements are not comparable to the amounts and results presented in our consolidated statement of net assets and statement of changes in net assets. Therefore, we will not describe changes between the periods before and after our adoption of the liquidation basis of accounting. Changes in the liquidation value of our assets are discussed below under Changes in Net Assets in Liquidation.

Further, we have sold 40 of our 45 real estate investments and have distributed available proceeds. We expect to sell the remaining properties in the near term. As a result, we are no longer reporting funds from operations or modified funds from operations or other operating metrics as we no longer consider these to be key performance measures.

Critical Accounting Policies

Basis of Accounting - Liquidation Basis

As a result of our conversion to the Liquidating Trust, we adopted the liquidation basis of accounting in accordance with GAAP as of July 1, 2020 and for the periods subsequent to July 1, 2020. Accordingly, on July 1, 2020, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that we expect to collect. Estimated costs to dispose of assets have been presented separately from the real estate assets, net in the consolidated statement of net assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts. The liquidation value of our net assets is presented on an undiscounted basis.

We accrue expenses and income that we expect to incur and earn through the end of liquidation to the extent we have a reasonable basis for their estimation. These amounts are classified as a liability for estimated expenses in excess of estimated income during liquidation in the consolidated statement of net assets. Actual expenses and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material.

Net assets in liquidation represents the estimated liquidation value available to investors upon liquidation. Due to the uncertainty in the timing of the anticipated sale dates and the estimated cash flows, actual operating results and sale proceeds may differ materially from the amounts estimated.

Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Additionally, application of our accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions. The following is a discussion of our critical accounting policies. For a discussion of all of our significant accounting policies, see Note 2 — Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Investment Property and Lease Intangibles - Going Concern Basis

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

During the six months ended June 30, 2020, and years ended December 31, 2019 and 2018, we recorded total impairment charges of $18.6 million, $122.6 million, and $19.2 million, respectively.

Deferred Leasing Costs - Going Concern Basis

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

Revenue Recognition and Valuation of Receivables - Going Concern Basis

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

In recent years, our primary demands for funds include debt repayment and liquidating distributions to our investors and, to a lesser extent, the payment of operating expenses and capital expenditures of our remaining properties. Generally, we expect to meet these cash needs using the proceeds from the sales of our remaining investment properties, cash flows from operating activities and cash on hand.

As of December 31, 2020, we had cash and cash equivalents of $27.3 million. Our net assets in liquidation as of December 31, 2020, was $549.7 million.

Principal Sources and Uses of Funds

Our primary non-operating sources of cash flows for the year ended December 31, 2020 include the following:

•$222.2 million of net proceeds from the sale of Riverside Center in January 2020.
•$58.2 million of net proceeds from the sale of Perspective Defense in February 2020.
•$64.7 million of net proceeds from the sale of Campus at Marlborough in June 2020.
•$477.7 million of net proceeds from the sale of 25 Cabot in July 2020.
•$132.3 million of net proceeds from the sale of the Avenue at Murfreesboro in August 2020.
•$32.1 million of net proceeds from the sale of several outparcels at the Rim from January 2020 through September 2020.
•$8.0 million of net proceeds from the sale of an outparcel at the Markets at Town Center in October 2020.
•$6.0 million of proceeds from our borrowing from an affiliate of our sponsor in September 2020, which was subsequently paid off in October 31, 2020.

Our primary non-operating uses of cash flows for the year ended 2020 include the following:

•$905.5 million of liquidating distributions to our unitholders, which consisted of the $1.00 per unit distribution declared in July 2020, and the $2.45 per unit distribution declared in September 2020.
•$399.3 million of payments on our notes payable, including $225.0 million of total payments to pay off the balance of our JP Morgan credit facility. The remaining payments were related to payoffs of the secured mortgage loans upon the sales of the related properties and amortization payments on the principal balances of our secured mortgage loans.
•$19.2 million of disposition fees paid in 2020 related to the sales described above, as well as sales in late 2019.
•$6.0 million in payments to pay off the balance of our notes payable from an affiliate of our sponsor described above.
•$12.3 million in payments for capital expenditures at our real estate investment properties in 2020.
•$6.0 million in payments related to death and disability redemptions of our common shares prior to the suspension of our Share Redemption Program in May 2020.

Results of Operations

Changes in Net Assets for the period from July 1, 2020 through December 31, 2020

The table below includes information regarding changes in our net assets for the period from July 1, 2020 through December 31, 2020, including explanations for significant changes.

(In thousands)

Net assets in liquidation, beginning of period	$1,463,820
Change in liquidation value of investments in real estate	(31,699)
Remeasurement of assets and liabilities, including costs in excess of estimated income	22,851
Net decrease in liquidation value	$(8,848)
Liquidating distributions to unitholders	(905,266)
Changes in net assets in liquidation	(914,114)
Net assets in liquidation, end of period	$549,706

Net assets in liquidation decreased by $914.1 million during the period from July 1, 2020 to December 31, 2020. The reduction during the period is primarily due to liquidating distributions paid to investors totaling $905.3 million or $3.45 per Unit. These distributions were funded from proceeds from the sale of five properties with an aggregate sale price of $1.1 billion.

Additionally, the estimated value of our real estate investments decreased by $31.7 million between July 1, 2020 and December 31, 2020, including the effect of properties sold during that period. The decrease was primarily due to adverse effects of the Coronavirus pandemic on market conditions. The estimated liquidation values of the Company’s remaining properties are based on negotiated sale prices or other market conditions and assumptions as of December 31, 2020. The net assets in liquidation at December 31, 2020 includes five properties valued at $597.2 million.

Lastly, during the period from July 1, 2020 through December 31, 2020, there was a $22.9 million increase related to remeasuring assets and liabilities, including the liability for estimated costs in excess of estimated income during liquidation.

The remaining undistributed net assets in liquidation is $549.7 million as of December 31, 2020 or approximately $2.09 per Unit. This estimate includes projections of timing and amounts of future sales, as well as costs and expenses to be incurred during liquidation. The actual timing and amount of these future sales proceeds may differ materially from our current projection, which could adversely impact the timing and amount of any additional distributions to investors, which cannot be guaranteed. For example, the impact of potential risks, or public perception of risks, related to the recent Coronavirus pandemic could have a material impact on the liquidation value of remaining properties and timing of liquidation. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, including timing and amount of future sales proceeds, will depend on future developments, which are highly uncertain and cannot be predicted.

Due to our conversion to the Liquidating Trust on June 30, 2020, we are no longer reporting funds from operations or modified funds from operations, as we no longer consider these to be key performance measures given our expectation to sell our remaining properties in the near term.

Going Concern Basis of Accounting - Six months ended June 30, 2020 compared to the six months ended June 30, 2019

The table below includes information regarding changes in our results of operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, including explanations for significant changes and any significant or unusual activity. The primary driver of the decreases in the revenues and expenses were due to the sale of four properties in 2019, and the sale of three additional properties during the six months ended June 30, 2020. Amounts reported for the six months ended June 30, 2019 were originally reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and are being provided for comparative purposes only. All amounts are in thousands, except for percentages:

	Six Months Ended June 30,		Change
	2020	2019	$	%
Revenues:
Rental revenue	$61,632	$89,745	$(28,113)	(31)%
Other revenue	1,047	4,549	(3,502)	(77)%
Total revenues	62,679	94,294	(31,615)	(34)%
Expenses:
Property operating expenses	19,560	24,983	(5,423)	(22)%
Real property taxes	8,661	12,951	(4,290)	(33)%
Property management fees	1,466	2,345	(879)	(37)%
Depreciation and amortization	—	26,307	(26,307)	(100)%
Asset management fees	10,762	13,351	(2,589)	(19)%
General and administrative expenses	3,904	4,427	(523)	(12)%
Impairment losses	18,591	7,185	11,406	159
Total expenses	62,944	91,549	(28,605)	(31)%
Other income (expenses):
Gain (loss) on derivative instruments	20,416	(126)	20,542	*
Gain (loss) on sale of real estate investments	68,206	190,777	(122,571)	(64)%
Foreign currency gains (losses)	(4,984)	1,017	(6,001)	*
Interest expense	(4,319)	(15,207)	10,888	(72)%
Other income (expenses)	1,191	1,365	(174)	(13)%
Income (loss) before benefit (provision) for income taxes	80,245	180,571	(100,326)	(56)%
Benefit (provision) for income taxes	(2,922)	355	(3,277)	*
Net income (loss)	$77,323	$180,926	$(103,603)	*

* Not a meaningful percentage

Total revenues, property operating expenses, real property taxes, and property management fees: These amounts are related directly to the operations of our real estate investments. The decrease in these amounts is primarily due to the disposition of real estate investments during 2019 and 2020. We disposed of three real estate investments during the six months ended June 30, 2020 and four real estate investments during the year ended December 31, 2019, including two investments sold during the six months ended June 30, 2019. Additionally, the performance of our retail properties during the six months ended June 30, 2020 was adversely impacted by the Coronavirus pandemic. We granted rent relief to many of our tenants at our retail properties in the form of rent concessions, rent deferrals and conversion of fixed rental payments to rental payments that are based on a percentage of the tenants’ sales. As a result, revenues of our retail properties decreased by $6.3 million or approximately 17% compared to the six months ended June 30, 2019, excluding the effect of the sale of several outparcels of the Rim in early 2020.

Depreciation and amortization: The decrease in depreciation and amortization expense is primarily due to the disposition of real estate investments during 2019 and 2020, as described above.

Asset management fees: We pay monthly asset management fees to the Advisor. For the periods through June 30, 2020, the monthly asset management fee was calculated based on an annual fee of 1.5% of the net equity capital invested in real estate, and for the period after June 30, 2020, the Advisor agreed to reduce the asset management fee rate, to demonstrate its alignment with investors, such that the new rate is calculated based on an annual fee of 1.125% of the net equity capital invested in real estate. The net equity capital invested in real estate may be affected by the timing of the property sales, amounts of equity invested in properties that are sold, capital expenditures and changes in the leverage of our properties. Asset management fees decreased during six months ended June 30, 2020 as a result of the seven property dispositions in 2019 and the six months ended June 30, 2020.

General and administrative expenses: General and administrative expenses include legal and accounting fees, printing and mailing costs, insurance costs, costs and expenses associated with our board of directors and other administrative expenses. The decrease is due to the sale of seven properties during 2019 and the six months ended June 30, 2020.

Impairment losses: For the six months ended June 30, 2020, we recorded an impairment loss totaling $18.6 million on three of our properties based on such assets having carrying values that exceeded their estimated sales price less costs to sell based on the offers received. For the six months ended June 30, 2019, prior to the designating our properties as held for sale, we determined that one of our investment properties was impaired based on deteriorating market conditions. As a result, an impairment loss of $7.2 million was recorded to write down the carrying values to fair value as of June 30, 2019.

Gain (loss) on derivative instruments: The gain on derivatives for the six months ended June 30, 2020 was primarily due to changes in the exchange rates between the U.S. dollar and the British pound sterling between the dates we entered into British pound sterling forward contracts and the date they were settled.

Gain on sale of real estate: The gain on sale of real estate investments for the six months ended June 30, 2020 and 2019, was due to the sale of three properties during the six months ended June 30, 2020 and two properties during the six months ended June 30, 2019, respectively.

Foreign currency gains (losses): During the six months ended June 30, 2020 and 2019, these gains/losses were primarily related to the effect of remeasuring our borrowings denominated in currencies other than our functional currencies and the changes to the related exchange rates between the date of the borrowing and the end of each period. These gains or losses exclude $7.8 million of losses for the six months ended June 30, 2020, which related to the sale of our properties and were included in the “gain (loss) on sale of real estate investments” in our Consolidated Statements of Operations.

Interest expense: The decrease in the interest expense in the table above is primarily due to our lower total debt principal in the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

Benefit (provision) for income taxes: The change in provision for the year ended six months ended June 30, 2020 as compared to the year ended six months ended June 30, 2019 is a result of changes in our deferred tax assets and liabilities related to book / tax timing differences at our international subsidiaries.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our operation. During the disposition and liquidation stages, these include payments for certain services related to management of our investments and operations provided to us by the Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. See Note 7 — Related Party Transactions to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for additional information concerning our Related-Party Transactions and Agreements.

Off-Balance Sheet Arrangements

As of December 31, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2020. Specifically included are our obligations under long-term debt agreements (in thousands):

	Payments due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years	Total
Notes payable (1)	$4,915	$65,668	$—	$—	$70,583
Total contractual obligations	$4,915	$65,668	$—	$—	$70,583

(1)Notes payable includes principal and interest payments under our remaining mortgage loan, which is denominated in Euros. For the purpose of this table, we assumed the rate of our variable interest loan was equal to the rate in effect as of December 31, 2020 and remains constant for the remainder of the loan term. Further, for the purpose of this table, we assumed the exchange rate in effect as of December 31, 2020 remains constant for the remainder of the loan term.

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

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund our operations. One of our interest rate risk management objectives is to limit the impact of interest rate changes on cash flows. To achieve this objective, we may borrow at fixed rates or fix and cap the variable rates of interest on variable interest rate borrowings through the use of interest rate swaps and caps. We have and may continue to enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. We are exposed to credit risk of the counterparty to these interest rate swap agreements in the event of non-performance under the terms of the derivative contracts.  In the event of non-performance by the counterparty, if we were not able to replace these swaps, we would be subject to the variability of interest rates on the total amount of debt outstanding under the mortgage.

At December 31, 2020, we had one secured mortgage note with principal outstanding $65.7 million, that is subject to variable interest rates. If interest rates were to increase by 1% and all other variables were held constant, we would incur $0.7 million in additional annual interest expense associated with our variable-rate debt. Additionally, we have an interest rate cap in place related to this loan with a notional amount of approximately $55.2 million. As of December 31, 2020, the variable interest rate did not exceed the capped interest rate, but if interest rates rise in the future, this interest rate cap would limit our total exposure.

Foreign Currency Risks

We currently have one remaining real estate investment located in a country outside of the U.S. that is subject to the effects of exchange rate movements between the foreign currency of the real estate investment and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. Generally, we have entered into mortgage loans denominated in foreign currencies for these investments, which provide natural hedges with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of these foreign currencies, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

As of December 31, 2020, our two remaining properties located in countries outside of the U.S. included an office property in Moscow, Russia and an office property in Warsaw, Poland. Our property located in Moscow, Russia was purchased in U.S. dollars and we expect that when we dispose of the asset, the sale transaction will also be denominated in U.S. dollars. Accordingly, we do not expect to have economic exposure to the ruble upon disposition. Our property located in Warsaw, Poland was purchased in Euros and we expect that when we dispose of this asset, the sale transaction will also be denominated in Euros. We have entered into a foreign currency forward on the value of our equity in the asset. Accordingly, we have reduced our economic exposure to exchange rate variability prior to the disposition of the property.

Item 8.  Financial Statements and Supplementary Data

HGR LIQUIDATING TRUST
CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis, Unaudited)
As of December 31, 2020

(In thousands)
ASSETS
Investment property	$597,200
Cash and cash equivalents	27,316
Restricted cash	3,581
Derivative instruments	70
Tenant and other receivables	12,219
Other assets	2,802
Total assets	$643,188
LIABILITIES
Liabilities:
Accounts payable and accrued expenses	$8,825
Due to affiliates	2,348
Other liabilities	8,587
Liability for estimated costs in excess of estimated income	8,010
Note payable	65,668
Total liabilities	93,438

Minority Interest	44

Net assets in liquidation	$549,706
See notes to the consolidated financial statements.

HGR LIQUIDATING TRUST
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis, Unaudited)
For the Period from July 1, 2020 through December 31, 2020

(In thousands)

Net assets in liquidation, beginning of period	$1,463,820
Change in liquidation value of investments in real estate	(31,699)
Remeasurement of assets and liabilities, including costs in excess of estimated income	22,851
Net decrease in liquidation value	(8,848)
Liquidating distributions to unitholders	(905,266)
Changes in net assets in liquidation	(914,114)
Net assets in liquidation, end of period	$549,706
See notes to the consolidated financial statements.

HGR LIQUIDATING TRUST
CONSOLIDATED BALANCE SHEET
(Going Concern Basis - Unaudited)
December 31, 2019

(In thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$373,179
Derivative instruments	—
Tenant and other receivables, net	114
Other assets	574
Assets held for sale	1,551,858
Total assets	$1,925,725
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,419
Due to affiliates	11,159
Derivative instruments	3,684
Liabilities associated with assets held for sale	653,900
Total liabilities	670,162

Commitments and contingencies (Note 14)	—

Equity:
Stockholders’ equity:
Preferred shares, $.001 par value; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2019	—
Common shares, $.001 par value; 1,500,000 common shares authorized as of December 31, 2019; 263,373 common shares issued and outstanding as of December 31, 2019	263
Additional paid-in capital	2,386,673
Accumulated distributions in excess of earnings	(1,049,332)
Accumulated other comprehensive income (loss)	(82,571)
Total stockholders’ equity	1,255,033
Noncontrolling interests	530
Total equity	1,255,563
Total liabilities and equity	$1,925,725

See notes to the consolidated financial statements.

HGR LIQUIDATING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Going Concern Basis - Unaudited)
For the Six Months Ended June 30, 2020 and For the Years Ended December 31, 2019 and 2018

	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$61,632	$184,601	$292,066
Other revenue	1,047	8,967	16,799
Total revenues	62,679	193,568	308,865
Expenses:
Property operating expenses	19,560	49,958	73,821
Real property taxes	8,661	24,805	38,387
Property management fees	1,466	4,718	6,928
Depreciation and amortization	—	30,566	106,432
Asset management fees	10,762	26,365	34,332
General and administrative expenses	3,904	8,287	10,473
Impairment losses	18,591	122,603	19,180
Total expenses	62,944	267,302	289,553
Other income (expenses):
Gain (loss) on derivative instruments	20,416	(3,838)	2,158
Gain (loss) on sale of real estate investments	68,206	406,277	541,401
Foreign currency gains (losses)	(4,984)	1,611	(7,650)
Interest expense	(4,319)	(28,809)	(56,700)
Other income (expenses)	1,191	1,595	1,546
Income (loss) before benefit (provision) for income taxes	80,245	303,102	500,067
Benefit (provision) for income taxes	(2,922)	(2,686)	(12,220)
Provision for income taxes related to sale of real estate	—	—	(22,846)
Net income (loss)	77,323	300,416	465,001
Net (income) loss attributable to noncontrolling interests	23	(35)	(10,219)
Net income (loss) attributable to common stockholders	$77,346	$300,381	$454,782
Basic and diluted income (loss) per common share:	$0.29	$1.14	$1.68
Weighted average number of common shares outstanding	264,131	264,131	271,458
Net comprehensive income (loss):
Net income (loss)	$77,323	$300,416	$465,001
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,372)	46,367	(69)
Net comprehensive income (loss):	71,951	346,783	464,932
Net comprehensive (income) loss attributable to noncontrolling interests	39	(46)	(10,208)
Net comprehensive income (loss) attributable to common stockholders	$71,990	$346,737	$454,724

See notes to the consolidated financial statements.

HGR LIQUIDATING TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Going Concern Basis - Unaudited)
For the Six Months Ended June 30, 2020 and For the Years Ended December 31, 2019 and 2018
(In thousands)

	HGR Liquidating Trust
	Common Shares	Amount	Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
Balance as of January 1, 2018	274,255	$274	$2,471,004	$(968,158)	$(128,869)	$1,374,251	$1,307
Cumulative effect of accounting changes	—	—	—	1,365	—	1,365	898
Issuance of common shares	6,553	7	59,008	—	—	59,015	—
Contribution from noncontrolling interest	—	—	—	—	—	—	70
Distributions declared	—	—	—	(176,464)	—	(176,464)	(12,015)
Redemption of common shares	(13,735)	(14)	(120,424)	—	—	(120,438)	—
Issuer costs	—	—	(59)	—	—	(59)	—
Net income (loss)	—	—	—	454,782	—	454,782	10,219
Foreign currency translation adjustment	—	—	—	—	(58,323)	(58,323)	(11)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	58,265	58,265	—
Balance as of December 31, 2018	267,073	$267	$2,409,529	$(688,475)	$(128,927)	$1,592,394	$468
Issuance of common shares	19	—	90	—	—	90	—
Contributions from noncontrolling interest	—	—	—	—	—	—	97
Distributions declared	—	—	—	(661,238)	—	(661,238)	(81)
Redemption of common shares	(3,719)	(4)	(22,903)	—	—	(22,907)	—
Issuer costs	—	—	(43)	—	—	(43)	—
Net income (loss)	—	—	—	300,381	—	300,381	35
Foreign currency translation adjustment	—	—	—	—	9,572	9,572	11
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	36,784	36,784	—
Balance as of December 31, 2019	263,373	$263	$2,386,673	$(1,049,332)	$(82,571)	$1,255,033	$530
Issuance of common shares	—	—	60	—	—	60	—
Distributions declared	—	—	—	—	—	—	(32)
Redemption of common shares	(977)	(1)	(5,332)	—	—	(5,333)	—
Issuer costs	—	—	(13)	—	—	(13)	—
Net income (loss)	—	—	—	77,346	—	77,346	(23)
Foreign currency translation adjustment	—	—	—	—	(15,257)	(15,257)	(16)
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	9,901	9,901	—
Balance as of June 30, 2020	262,396	$262	$2,381,388	$(971,986)	$(87,927)	$1,321,737	$459

See notes to the consolidated financial statements.

HGR LIQUIDATING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis - Unaudited)
For the Six Months Ended June 30, 2020 and For the Years Ended December 31, 2019 and 2018

	Six Months Ended June 30, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$77,323	$300,416	$465,001
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	481	38,540	122,487
Foreign currency (gains) losses	4,984	(1,611)	7,650
(Gain) on sale of real estate investments	(68,206)	(406,277)	(541,401)
Impairment losses	18,591	122,603	19,180
(Gain) loss on derivative instruments	(20,416)	3,838	(2,158)
Changes in assets and liabilities:
Change in other assets	2,512	2,976	11,865
Change in tenant and other receivables	(4,974)	1,234	1,788
Change in deferred leasing costs	(2,246)	(46,282)	(122,368)
Change in accounts payable and accrued expenses	(6,574)	(7,793)	39,230
Change in other liabilities	(2,944)	(7,823)	(1,990)
Change in due to affiliates	(4,508)	(1,998)	(1,784)
Net cash from (used in) operating activities	(5,977)	(2,177)	(2,500)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate investments, net	379,346	1,071,153	1,325,005
Capital expenditures at operating properties	(10,260)	(93,225)	(76,618)
Net cash from investing activities	369,086	977,928	1,248,387
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from noncontrolling interest	—	97	70
Redemption of common shares	(6,031)	(30,348)	(123,993)
Payment of issuer costs	(13)	(46)	(80)
Distributions paid to stockholders and noncontrolling interests	(32)	(675,787)	(418,126)
Proceeds from notes payable	—	324,000	343,000
Payments on notes payable	(226,046)	(466,683)	(1,195,511)
Change in security deposit liability	259	70	833
Deferred financing costs paid	(814)	(1,964)	(455)
Payments related to interest rate contracts	—	(29)	(33)
Net cash used in financing activities	(232,677)	(850,690)	(1,394,295)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,685	(119)	(8,785)
Net change in cash, cash equivalents, and restricted cash	132,117	124,942	(157,193)
Cash, cash equivalents and restricted cash, beginning of year	385,959	261,017	418,210
Cash, cash equivalents and restricted cash, end of year	$518,076	$385,959	$261,017

See notes to the consolidated financial statements.

HGR LIQUIDATING TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Hines Global REIT, Inc. (the “Company”), was formed as a Maryland corporation on December 10, 2008 under the General Corporation Law of the state of Maryland for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. The Company raised the equity capital for its real estate investments through two public offerings from August 2009 through April 2014, and through its distribution reinvestment plan (the “DRP Offering”) from April 2014 through August 2018. Collectively, through its public offerings, the Company raised gross offering proceeds of approximately $3.1 billion, including the DRP Offering, all of which was invested in the Company’s real estate portfolio. The Company invested the proceeds from its public offerings into a diverse portfolio of real estate investments. At the peak of its acquisition phase, the Company owned interests in 45 properties. In recent years, the Company has concentrated its efforts on actively managing its assets and exploring a variety of strategic opportunities focused on enhancing the composition of its portfolio and its total return potential for its investors. On April 23, 2018, in connection with its review of potential strategic alternatives available to the Company, the Board determined that it is in the best interests of the Company and its investors to sell all or substantially all of its properties and assets and for the Company to liquidate and dissolve pursuant to the Company's Plan of Liquidation and Dissolution (the “Plan of Liquidation”). The principal purpose of the liquidation is to provide liquidity to investors by selling the Company’s assets, making payments on property and corporate level debt, and distributing the net proceeds from liquidation to the Company's investors. As required by Maryland law and the Company's charter, the Plan of Liquidation was approved by the affirmative vote of the holders of at least a majority of the shares of the Company's common stock outstanding and entitled to vote thereon at the Company’s annual meeting held on July 17, 2018.

As required by Maryland law and the Company’s charter, the Plan of Liquidation was approved by the affirmative vote of the holders of at least a majority of the shares of the Company’s common stock outstanding and entitled to vote thereon at the Company’s annual meeting of investors held on July 17, 2018. While the Company anticipated a completion of the sale of all of its assets by July 17, 2020, which is the 24-month period imposed by the Internal Revenue Service (“IRS”) for execution of the Plan, the economic disruption and uncertainty resulting from the Coronavirus pandemic have had a significant impact on the process and timing of the Plan of Liquidation’s completion. On June 30, 2020, Hines Global and the Trustees identified below entered into an Agreement and Declaration of Trust (the “Liquidating Trust Agreement”) in connection with the formation of HGR Liquidating Trust, a Maryland statutory trust (the “Liquidating Trust” or the “Trust”). The purpose of the Trust is to complete the liquidation of Hines Global’s assets in accordance with the Plan of Liquidation. The trustees of the Trust consist of certain members of Hines Global’s board of directors: Jeffrey C. Hines, Charles M. Baughn, Jack L. Farley, Thomas L. Mitchell, John S. Moody and Peter Shaper; and David L. Steinbach, the Company’s Chief Investment Officer (collectively, the “Trustees”). Pursuant to the Liquidating Trust Agreement, the Company transferred all of its assets and liabilities to the Trust and received units of beneficial interest in the Trust (the “Units”) equal to the number of shares of the Company’s common stock outstanding on June 30, 2020. Immediately thereafter, the Company distributed the Units pro rata to its stockholders such that one Unit was distributed for each share of the Company’s common stock and all stockholders of the Company are now unitholders and beneficiaries of the Trust.

The Liquidating Trust Agreement provides that the Trust will terminate upon the earliest of (a) such time as termination is required by the applicable laws of the State of Maryland, (b) the determination of the Board to terminate the Trust following the distribution of all its assets in accordance with the Liquidating Trust Agreement, or (c) the expiration of a period of three years from June 30, 2020. Notwithstanding the foregoing, the Board may continue the existence of the Trust beyond the three-year term if the Board in its reasonable discretion determines that an extension is necessary to fulfill the purposes of the Trust, provided that the Board has requested and obtained no-action assurance from the SEC regarding relief from registration and reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) prior to any such extension.

The Liquidating Trust Agreement further provides that the Board has the discretion to make distributions of available cash to the investors as and when they deem such distributions to be in the best interests of the investors, taking into account the administrative costs of making such distributions, anticipated costs and expenses of the Trust and such other factors as they may consider appropriate.

The Liquidating Trust Agreement provides for an orderly sale of the Company's remaining assets, payment of the Company's liabilities and other obligations, and the winding up of operations and dissolution of the Company. The Company may sell any and all of its assets without further approval of the investors and provides that liquidating distributions be made to the investors as determined by the Board. The Liquidating Trust expects to pay or provide for all of the Company’s liabilities and distribute any remaining net proceeds from the sale of its remaining assets to the holders of interests in the Liquidating Trust.

The dissolution process and the amount and timing of distributions to investors involves significant risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to investors, and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the consolidated statement of net assets.

All references to the “Company,” means Hines Global REIT, Inc. for periods prior to June 30, 2020, when Hines Global REIT, Inc. transferred all of its assets and liabilities to HGR Liquidating Trust, and means HGR Liquidating Trust for periods subsequent thereto. In addition, all references to "investors" mean the stockholders of Hines Global REIT, Inc. for periods prior to June 30, 2020 and mean the unitholders of the Trust for the period subsequent thereto. Similarly, all references to the "Board" mean the board of directors of Hines Global for periods prior to June 30, 2020 and mean the board of trustees of the Trust for the period subsequent thereto. Further, all references to "Units" means the units of beneficial interest in the Trust for the period subsequent to June 30, 2020 and means, to the extent applicable, the shares of Hines Global REIT, Inc. for periods through June 30, 2020.

The Company sold interests in 35 of properties with an aggregate sale price of $5.0 billion from 2017 through 2020. As of December 31, 2020, the Company’s remaining real estate portfolio consisted of three U.S. retail properties and two international office properties.

On July 9, 2020, the Trustees determined a per unit net asset value (“NAV”) of $5.58 as of June 30, 2020. Since that time, the Company made liquidating distributions of $3.45 per unit resulting in the remaining undistributed value in the Trust of approximately $2.13 per unit. Further, in March 2021, the Trustees determined a new NAV of $2.09 as of December 31, 2020. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information.

Additionally, the Company declared distributions of $0.70 per Unit, per year for the period from October 2009 through December 2011 and $0.65 per Unit, per year from January 2012 through December 2018 totaling $6.09 per Unit in aggregate. Approximately $0.45 per Unit of these distributions declared for the year ended December 31, 2018 were designated as a return of a portion of the investors’ invested capital. Further, the Company has declared special distributions and/or liquidating distributions to date totaling $7.00 per Unit. In aggregate, the Company has paid total distributions of $13.09 per Unit to the investors from the inception of our fund to date. See “Note 6 — Distributions” for additional information regarding these distributions.

The Company sold interests in four properties for an aggregate sales price of $1.3 billion during 2019, and three properties through June 30, 2020 for an aggregate sales price of $445.9 million. Additionally, subsequent to the conversion to the Liquidation Trust on June 30, 2020, the Company sold two additional properties in the period from July 1, 2020 through December 31, 2020 for an aggregate sales price of $619.0 million for a total of five properties sold in 2020. As of December 31, 2020, the Company owned interests in five real estate investments, consisting of the following types of investments:

•Domestic other investments (3 investments)
•International office investments (2 investments)

Noncontrolling Interests

On January 7, 2009, the Company and Hines Global REIT Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines Global REIT Properties, LP (the “Operating Partnership”). The Company conducts most of its operations through the Operating Partnership. On January 14, 2009, the Company and HALP made initial capital contributions to the Operating Partnership of $10,000 and $190,000, respectively and accordingly, HALP owned a 95.0% noncontrolling interest in the Operating Partnership. As of December 31, 2020 and 2019, HALP owned a 0.01 % and 0.01 % interest in the Operating Partnership, respectively.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - Liquidation Basis

The Company adopted the liquidation basis of accounting as of July 1, 2020 and for the period subsequent to July 1, 2020 as a result of the entering in to the Liquidating Trust Agreement on June 30, 2020. Accordingly, on July 1, 2020 the carrying value of the Company’s assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company reasonably expects to collect from their sale. Liabilities are carried at their contractual amounts due or estimated settlement amounts. The liquidation value of the Company’s net assets is presented on an undiscounted basis. Due to the uncertainty in the timing of the anticipated sale amounts and dates and the estimated cash flows, actual operating results and sale proceeds may differ materially from the amounts estimated.

Additionally, the Company accrues costs and income that it expects to incur and earn through the end of the liquidation period, to the extent it has a reasonable basis for estimation. This also includes estimated costs to dispose of assets. These amounts are classified as a liability for estimated costs in excess of estimated income during liquidation in the consolidated statement of net assets. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material.

As a result of the change to the liquidation basis of accounting, the Company’s financial statements as of and for the year ended December 31, 2020 are presented using two different presentations. For the liquidation basis of accounting, a consolidated statement of net assets is presented, which represents the estimated liquidation value available to trustees upon liquidation. In addition, a consolidated statement of changes in net assets reflects changes in net assets from the original estimated values as of July 1, 2020 through December 31, 2020.

The consolidated balance sheet as of December 31, 2019, and the consolidated statements of operations and comprehensive income (loss), consolidated statement of changes in equity and statements of cash flow for the periods ended June 30, 2020, December 31, 2019 and 2018 included in this Annual Report on Form 10-K are presented based on a going concern basis, which contemplated the realization of assets and liabilities in the normal course of business. The Company no longer presents a Consolidated Balance Sheet, a Consolidated Statement of Operations and Comprehensive Income (Loss), a Consolidated Statement of Changes in Equity or a Consolidated Statement of Cash Flows.

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

Basis of Presentation

The consolidated financial statements of the Company include the accounts of Hines Global REIT, Inc. or HGR Liquidating Trust, the Operating Partnership and its wholly-owned subsidiaries and the joint ventures as well as amounts related to noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

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

Coronavirus pandemic

The Coronavirus pandemic has had, and is expected to continue to have, an adverse impact on overall market conditions and the Company’s disposition process. The pandemic has led governments and other authorities around the world, including in Poland and Russia and in the states across the U.S. where the Company’s assets are located, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. While operations in certain areas have been allowed to fully or partially re-open, some areas, including Poland, are experiencing new closures or restrictions subsequent to re-opening due to rising numbers of new cases, and no assurance can be given that such closures or restrictions will not continue to occur. These restrictions have significantly disrupted business activity globally, and could have an adverse impact on the performance of certain of the Company’s investments, as well as the timing of the disposition of its remaining assets. Considerable uncertainty still surrounds the Coronavirus and its potential effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses.

While it is difficult to ascertain the long-term impact it will have on commercial real estate markets and the successful disposition of the Company’s remaining assets, the pandemic presents material uncertainty and risk with respect to the current and future performance and value of its investments. The Company’s remaining real property investments have been impacted by the pandemic and in some cases significantly. The Company’s tenants operate in industries which are being adversely affected by the disruption to business caused by the outbreak of the Coronavirus. From time to time during the pandemic, many of the Company’s tenants have been subject to shelter in place and other quarantine restrictions, and the restrictions were in place for an extended period of time in some cases. These restrictions have had a particularly adverse impact on the Company’s retail tenants (other than grocery tenants), as government instructions regarding social distancing and mandated closures have reduced and, in some cases, eliminated customer foot traffic, causing some of its retail tenants to temporarily close their brick and mortar stores. As of December 31, 2020, the Company’s owned three retail properties in the U.S., which comprised of approximately 75.0% of its remaining portfolio (based on the estimated value of each real estate investment as of December 31, 2020). While rent collections were adversely affected in the early months of the pandemic, consumer traffic at these properties has recovered to near pre-pandemic levels in recent months and rent collections recovered to 99% of billed rent by the end of the year ended December 31, 2020. However, rising infection rates and the potential for additional government mandated shutdowns could reduce consumer traffic at the retail properties and negatively impact future rent collections and the Company’s ability to dispose of these properties at the time and at the price that it believes is appropriate.

The Coronavirus pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. The Company cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that its access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of borrowings, renewals or refinancings.

The extent of the Coronavirus pandemic’s effect on the timing and success of the Company’s disposition process will depend on future developments, including the duration and lingering impact of the pandemic, the effectiveness of vaccines and speed of their distribution, continued resurgences in Coronavirus cases, and the duration of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, the Company is not able at this time to estimate the effect of these factors on its business or its disposition process, but any of these factors could have a material adverse effect on its business, results of operations, cash flows and financial condition, as well as the timing and amount of additional distributions to its investors.

International Operations

The British pound (“GBP”) is the functional currency for the Company’s subsidiaries in the United Kingdom, the Russian ruble (“RUB”) is the functional currency for the Company’s subsidiaries in Russia, the Polish zloty (“PLN”) is the functional currency for the Company’s subsidiaries in Poland, the Australian dollar (“AUD”) is the functional currency for the Company’s subsidiaries in Australia and the Euro (“EUR”) is the functional currency for the Company’s subsidiaries in Germany and France.

These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement accounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency transaction gains and losses are recorded in foreign currency gains (losses) on the Consolidated Statement of Operations and result from the effect of changes in exchange rates on transactions denominated in currencies other than a subsidiary’s functional currency, including transactions between consolidated subsidiaries. An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included as currency translation adjustments and are reported in the Consolidated Statement of Equity as accumulated other comprehensive gains or losses. During the year ended December 31, 2018, the Company sold One Westferry Circus, the German Logistics Properties, the Australia Portfolio and the Poland Logistics Portfolio. Upon the disposal of these properties, the Company realized a loss of $58.3 million related to the currency translation adjustment, which was included in the gain (loss) on sale of real estate investments in its consolidated statement of operations. Additionally, during the year ended December 31, 2019, the Company sold FM Logistic. Upon the disposal of this property, the Company realized a loss of $36.8 million related to the currency translation adjustment, which was included in the gain (loss) on the sale of real estate investments in its consolidated statement of operations. During the year ended December 31, 2020, the Company sold Perspective Defense. Upon the disposal of this property, the Company realized a loss of $7.8 million related to the currency translation adjustment, which was included in the gain (loss) on the sale of real estate investments in its consolidated statement of operations.

Assets and Liabilities Held for Sale - Going Concern Basis

As described above, in connection with the execution of the Plan of Liquidation, the Company is actively working to sell its remaining properties. Accordingly, in July 2019, the Company determined that all of its real estate properties and their related assets and associated liabilities should be classified as held for sale in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10. ASC 360-10 requires amounts related to assets held for sale to be recorded at the lower of their current carrying value or their estimated net realizable value (i.e. fair value less costs to sell). As a result, the Company recorded impairment losses on six of its properties during the six months ended June 30, 2019 based on the offers received and third party broker consultations, which were obtained in conjunction with its marketing process. See Note 9 — Fair Value Measurements for additional information regarding these impairment charges.

As ASC 360-10 requires the separate presentation of assets and liabilities classified as held for sale, the Company has aggregated and presented these assets and liabilities each as one line on the Consolidated Balance Sheet (“assets held for sale” and “liabilities associated with assets held for sale”, respectively), which are described further in the tables below. Further, as a result of the held for sale designation, no depreciation or amortization related to the properties was recorded after July 2019. These assets did not qualify to be classified as discontinued operations, because the sale of these assets does not represent a strategic shift in the Company’s operations. As of June 30, 2020 and December 31, 2019, assets held for sale consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Investment property, net	$814,541	$1,179,770
Restricted cash	6,233	12,780
Tenant and other receivables, net	47,452	50,278
Intangible lease assets, net	84,509	97,030
Right-of-use asset, net	91,543	97,499
Deferred leasing costs, net	71,075	102,366
Deferred financing costs, net	875	845
Other assets	8,564	11,290
Total assets held for sale	$1,124,792	$1,551,858

As of June 30, 2020 and December 31, 2019, liabilities associated with assets held for sale consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable and accrued expenses	$32,203	$48,459
Due to affiliates	426	2,003
Intangible lease liabilities, net	43,358	45,425
Other liabilities	14,877	21,328
Notes payable, net (1)	221,420	536,685
Total liabilities associated with assets held for sale	$312,284	$653,900
(1)Includes outstanding liabilities related to the Company’s Revolving Credit Facility, which is collateralized by several of the remaining properties and must be repaid after the sale of those properties.

Investment Property and Lease Intangibles - Going Concern Basis

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

For the six months ended June 30, 2020, the Company determined that three of its remaining properties were impaired as a result of such assets having carrying values that exceeded their estimate sales price less costs to sell based on the offers received (level 2 inputs).

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

Prior to designating its properties as held for sale, investment properties were reviewed for impairment at each reporting period if events or changes in circumstances indicated that the carrying amount may not be recoverable. During the year ended year ended December 31, 2019, the Company determined that one of its properties was impaired by $7.2 million as a result of deteriorating market conditions and valued it using level 3 inputs. For the year ended December 31, 2018, the Company determined that three of its properties were impaired as a result of deteriorating market conditions. As a result, an impairment loss of $19.2 million was recorded to write down its carrying value to its fair value for the year ended December 31, 2018.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

The Company has restricted cash primarily related to certain escrow accounts required by several of the Company’s mortgage agreements.

Concentration of Credit Risk

As of December 31, 2020, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash.

In addition, as of December 31, 2020, the Company had $10.5 million of cash and cash equivalents deposited in certain financial institutions located in the United Kingdom, Russia, Poland, Australia, and France. Management regularly monitors the financial stability of these financial institutions in an effort to manage its exposure to any significant credit risk in cash and cash equivalents.

Tenant and Other Receivables

Receivable balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost.  Upon the adoption of Accounting Standards Update (“ASU”) 2016-02, individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivables are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, the Company assesses whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.

Deferred Leasing Costs - Going Concern Basis

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

The Company had no tenant inducement amortization for the six months ended June 30, 2020. Tenant inducement amortization were $8.9 million and $19.5 million for the years ended December 31, 2019 and 2018, respectively, and was recorded as an offset to rental revenue. The Company recorded no amortization expense related to other direct leasing costs for the six months ended June 30, 2020. Amortization expense related to other direct leasing costs were $2.4 million and $4.5 million for the years ended December 31, 2019 and 2018, respectively. In addition, no amortization was recorded after July 2019 due to the Company’s properties being classified as held for sale.

Deferred Financing Costs - Going Concern Basis

Deferred financing costs consist of direct costs incurred in obtaining debt financing (see Note 4 — Debt Financing).  These fees are presented as a reduction to the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements.  In total, deferred financing costs (net of amortization) were $2.0 million and $2.0 million as of June 30, 2020 and December 31, 2019.  These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations.  The Company had no amortized interest expense. For the years ended December 31, 2019 and 2018, $1.9 million and $4.2 million, were amortized into interest expense in the accompanying consolidated statement of operations, respectively. In addition, no amortization was recorded after July 2019 due to the Company’s properties being classified as held for sale.

Other Assets

Other assets included the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid expenses	$1,253	$1,580
Deferred tax assets	7,280	10,056
Other	218	228
Other assets (1)	$8,751	$11,864

(1)As of June 30, 2020 and December 31, 2019, with the exception of $0.2 million and $0.6 million, respectively, related to corporate level activities, these amounts were included in other assets within assets held for sale.

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

Rental payments are generally paid by the tenants prior to the beginning of each month. As of June 30, 2020 and December 31, 2019, respectively, the Company recorded liabilities of $7.9 million and $12.4 million related to prepaid rental payments which were included in liabilities associated with assets held for sale as of June 30, 2020 and other liabilities as of December 31, 2019 in the accompanying Consolidated Balance Sheets. The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $34.9 million and $40.4 million as of June 30, 2020 and December 31, 2019, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in assets held for sale as of June 30, 2020 and in tenant and other receivables as of December 31, 2019 in the accompanying Consolidated Balance Sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Other revenues consist primarily of parking revenue, tenant reimbursements and interest on loans receivable. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes

The Company elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) through June 30, 2020, when it transferred all of its assets and liabilities to the Liquidating Trust.  The Company’s management believes that the Company operated in such a manner as to qualify for treatment as a REIT until June 30, 2020. Accordingly, no provision has been made for U.S. federal income taxes for the six months ended June 30, 2020, and years ended December 31, 2019 and 2018 in the accompanying consolidated financial statements. In 2020, 2019 and 2018, income tax expense recorded by the Company was primarily comprised of foreign income taxes related to the operation of its international properties. All periods from December 31, 2017 through December 31, 2020 are open for examination by the IRS. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Redemption of Common Stock

The Company complies with FASB ASC 480 “Distinguishing Liabilities from Equity” which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  When approved, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company had no recorded liabilities as of June 30, 2020 and $0.7 million as of December 31, 2019 in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying consolidated statements of equity.

Per Share Data

Net income (loss) per common share is calculated by dividing the net income (loss) attributable to common investors for each period by the weighted average number of common shares outstanding during such period. Net income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Recently Adopted Accounting Pronouncements - Going Concern Basis

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

Upon adoption, the Company elected the following practical expedients:

•The transition method in which the application date of January 1, 2019 is the beginning of the reporting period that the Company first applied the new guidance.
•The practical expedient package which allows an entity not to reassess (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; (3) initial direct costs for any existing leases.
•As an accounting policy election, a lessor may choose not to separate the non-lease components, by class of underlying assets, from the lease components and instead account for both types of components as a single component under certain conditions.

Based on the Company’s analysis, the Company identified the following changes resulted from the adoption of ASC 842:

Lessor Accounting

•The Company is entitled to receive tenant reimbursements for operating expenses for common area maintenance (“CAM”). Based on guidance in these ASUs, CAM reimbursement revenue is defined as a non-lease component, which would be accounted for in accordance with ASC 606. However, the Company elected to apply the practical expedient for all of its leases to account for the lease and non-lease components as a single, combined operating lease component.

•Capitalization of leasing costs is limited to initial direct costs. Initial direct costs have been defined as incremental costs of a lease that would not have been incurred if the lease had not been obtained. Legal costs are no longer capitalized, but expensed as incurred. There is no change in the Company’s accounting for lease inducements and commissions.

•The Company’s existing leases continue to be classified as operating leases, however, leases entered into or modified after January 1, 2019 may be classified as either operating or sales-type leases, based on specific classification criteria. The Company believes all of its leases will continue to be classified as operating leases, and all operating leases will continue to have a similar pattern of recognition as under current GAAP.

•The Company believes there is low risk of inadequate residual values of its leased assets upon the termination of these leases due to the Company’s ability to re-lease the spaces for the assets, the long-lived nature of its real estate assets and the nature of real estate assets to hold their value over a long periods of time.

Lessee Accounting

•The Company has a ground lease agreement in which the Company is the lessee for land underneath New City that is currently accounted for as an operating lease. The lease currently ends in December 2089 and has fixed payments. The rental expense associated with this lease was $0.2 million and $0.2 million for the six months ended June 30, 2020, and year ended December 31, 2019, respectively. The Company previously recognized an amount related to this ground lease as part of the allocation of the purchase price of New City, which was recorded to intangible lease assets, net. Upon adoption of ASC 842 on January 1, 2019, the Company recorded a right-of-use asset and lease liability of approximately $3.6 million in right-of-use asset, net and other liabilities, respectively, in the Company’s Consolidated Balance Sheets and reclassified an additional 65.1 million Polish zloty (“PLN”) (approximately $17.3 million converted using an exchange rate of $0.27 per PLN on January 1, 2019) from intangible lease assets, net to right-of-use asset in the Company’s Consolidated Balance Sheet. As of June 30, 2020, the remaining balances were included as a right-of-use asset within assets held for sale and in other liabilities within liabilities associated with assets held for sale.

The Company’s estimate of the amount of the right-of-use asset and lease liability included assumptions for the discount rate, which is based on the incremental borrowing rate of the lease contract. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a term similar to the lease. Since the term of the New City ground lease is much longer than a typical borrowing, the Company derived the incremental borrowing rate of 6.4%, as the spread in a current financing quote for the property plus the applicable base rate corresponding to the longest term available in the base rate market. A reconciliation of the Company’s lease liabilities on an undiscounted cash flow basis for the ground lease at New City for each of the years ending December 31, 2021 through December 31, 2025 are as follows (in thousands):

Lease Payments
2021	$223
2022	223
2023	223
2024	223
2025	223
Thereafter	14,294
Total	$15,409
Lease liabilities (1)	$3,449
Undiscounted excess amount	$11,960

(1) As of June 30, 2020, these amounts were included in other liabilities within liabilities associated with assets held for sale.

3. LIABILITY FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED INCOME DURING LIQUIDATION

The liquidation basis of accounting requires the Company to accrue estimated income and costs associated with the completion of its liquidation. As a basis for its assumptions, the Company has used December 31, 2021 as the date by which it currently expects to sell its remaining properties, although there can be no assurance that it will meet such timing. Additionally, these estimates can vary significantly due to, among other things, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. The table below summarizes changes in the liability for estimated costs in excess of estimated income between July 1, 2020 and December 31, 2020:

	July 1, 2020	Amounts Incurred	Remeasurement of Assets and Liabilities		December 31, 2020
Assets:
Net rental income	$52,000	$(16,200)	$(13,800)	(1)	$22,000
Liabilities:
General and administrative expenses	(15,300)	2,960	2,340		(10,000)
Asset management fees	(16,700)	5,097	4,603		(7,000)
Closing costs and credits	(43,238)	25,747	4,481		(13,010)
Total liability for estimated costs in excess of estimated income during liquidation	$(23,238)	$17,604	$(2,376)		$(8,010)
(1)The decrease in the net rental income is primarily due to changes in the projected sale timing of certain of the Company's properties.

4. NET ASSETS IN LIQUIDATION

The following is a reconciliation of investors’ equity under the going concern basis of accounting as of June 30, 2020 to net assets in liquidation under the liquidation basis of accounting as of July 1, 2020 (in thousands):

Total Equity as of June 30, 2020	$1,321,734
Increase due to adjustment of net realizable value of real estate investments	426,859
Decrease due to adjustment of assets and liabilities to net realizable value	(261,535)
Liability for estimated costs in excess of estimated income during liquidation	(23,238)
Adjustment to reflect the change to the liquidation basis of accounting	142,086
Estimated value of net assets in liquidation as of July 1, 2020	$1,463,820

The Company’s assets and liabilities values were adjusted from the going concern basis as June 30, 2020, to the liquidation basis as of July 1, 2020. The net increase of $142.1 million was mostly attributed to remeasuring the Company’s remaining seven properties as well as other assets and liabilities at their the net realizable value. The net realizable value of the as of Companies properties was based on third party appraisals and other assets and liabilities were based on their estimated net realizable value.

Changes in Net Assets

Net assets in liquidation decreased by $914.1 million during the period from July 1, 2020 to December 31, 2020. The reduction during the period is primarily to liquidating distributions paid to trustees totaling $905.3 million or $3.45 per share. These distributions were funded from proceeds from the sale of five properties with an aggregate sale price of $1.1 billion.

Additionally, the estimated value of our real estate investments decreased by $31.7 million between July 1, 2020 and December 31, 2020, primarily due to market conditions resulting from the Coronavirus pandemic. The estimated liquidation values of the Company’s remaining properties are based on negotiated sale prices or other market conditions and assumptions as of December 31, 2020. The net assets in liquidation at December 31, 2020, presented on an undiscounted basis, includes five real estate investments valued at $597.2 million.

Lastly, during the period from July 1, 2020 through December 31, 2020, there was a $22.9 million increase related to the remeasurement of assets and liabilities, including the estimate of costs in excess of income during liquidation.

The remaining undistributed net assets in liquidation is $549.7 million as of December 31, 2020 or approximately $2.09 per unit. This estimate of liquidating distributions includes projections of timing and amounts of future sales, as well as costs and expenses to be incurred during liquidation The actual timing and amount of these future sales proceeds may differ materially from our current projection. For example, the impact of potential risks, or public perception of risks, related to the recent Coronavirus pandemic could have a material impact on the liquidation value of remaining properties and timing of liquidation. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, including timing and amount of future sales proceeds, will depend on future developments, which are highly uncertain and cannot be predicted.

5. INVESTMENT PROPERTY - Going Concern Basis

Investment property consisted of the following amounts as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Buildings and improvements	$656,191	$955,411
Less: accumulated depreciation	(32,398)	(79,394)
Buildings and improvements, net	623,793	876,017
Land	190,748	303,753
Investment property, net (1)	$814,541	$1,179,770

(1)As of June 30, 2020 and December 31, 2019, these amounts were included in assets held for sale.

Recent Dispositions of Real Estate Investments

The Company sold three properties for an aggregate gain of $68.2 million during the six months ended June 30, 2020, four properties for an aggregate gain of $406.3 million during the year ended December 31, 2019, and 20 properties for an aggregate gain of $541.4 million during the year ended December 31, 2018. The table below provides information regarding each of the properties sold during the six months ended June 30, 2020, and years ended December 31, 2019, and 2018, including the acquisition/completed construction price, and contract sales price (in millions).

Property		Date Acquired/Completed	Acquisition Price/ Construction Cost	Date Sold	Contract Sales Price
Campus at Marlborough		10/2011	$103.0	6/2020	$66.0
Perspective Defense	(1)	6/2013	$165.8	2/2020	$144.9
Riverside Center		3/2013	$197.1	1/2020	$235.0
FM Logistic		4/2011	$70.8	12/2019	$31.6
The Summit		3/2015	$316.5	12/2019	$756.0
550 Terry Francois		8/2012	$180.0	2/2019	$342.5
55M		12/2013	$140.9	1/2019	$135.3
Poland Logistics Portfolio	(2)	3/2012, 10/2012	$157.2	11/2018	$159.6
2300 Main		8/2013	$39.5	11/2018	$46.6
Australia Portfolio	(3)	7/2012, 2/2013, 4/2013, 10/2014	$422.2	11/2018	$465.0
Campus at Playa Vista		5/2013	$216.6	11/2018	$330.1
9320 Excelsior		12/2011	$69.5	10/2018	$49.5
250 Royall		9/2011	$57.0	10/2018	$20.2
WaterWall Place		7/2014	$64.5	9/2018	$89.5
German Logistics Properties	(4)	10/2013, 6/2014, 4/2015	$259.0	8/2018	$359.6
One Westferry Circus	(5)	2/2013	$124.6	4/2018	$153.5

(1)The acquisition price for Perspective Defense of approximately €126.5 million were converted to USD based on an exchange rate of $1.31 per EUR as of the transaction date. The sales price of approximately €129.8 million was converted to USD based on an exchange rate of $1.12 per EUR as of the transaction date.

(2)The acquisition prices for the Poland Logistics Portfolio of approximately €98.2 million and €19.9 million were converted to USD based on exchange rates of $1.33 and $1.29 per EUR as of the transaction dates. The sales price of approximately €140.0 million was converted to USD based on an exchange rate of $1.14 per EUR as of the transaction date.

(3)The acquisition prices for 100 Brookes Street, 465 Victoria Avenue, 825 Ann Street, and 818 Bourke Street, (collectively, the “Australia Portfolio”) of approximately A$66.5 million, A$88.7 million, A$124.7 million, and A$152.5 million, were converted to USD based on exchange rates of $1.02, $1.03, $1.03, and $0.89 per AUD as of the transaction dates. The sales price of approximately A$645.8 million was converted to USD based on an exchange rate of $0.72 per AUD as of the transaction date.

(4)The acquisition prices for Fiege Mega Centre, Simon Hegele Logistics (Phase I and II), and Harder Logistics Portfolio, (collectively, the “German Logistics Properties”) of approximately €39.2 million, €60.8 million, and €117.1 million were converted to USD based on exchange rates of $1.35, $1.30 (average exchange rate), and $1.08 (average exchange rate) per EUR as of the transaction dates. The sales price of approximately €310.0 million was converted to USD based on an exchange rate of $1.16 per EUR as of the transaction date.

(5)The acquisition price for One Westferry Circus of approximately £82.0 million was converted to USD based on an exchange rate of $1.51 per GBP as of the transaction date. The sales price of approximately £108.6 million was converted to USD based on an exchange rate of $1.41 per GBP as of the transaction date.

Subsequent to the formation of the Liquidation Trust on June 30, 2020, the Company sold two properties in the period from July 1, 2020 to December 31, 2020 for a total of five properties in 2020. Additionally, in January 2021, the Company entered in to an Agreement of Sale and Purchase to sell The Rim for $216.9 million, as amended. Although the Company expects the closing of this sale to occur in April 2021, there can be no assurances as to if or when this sale is completed.

As of June 30, 2020, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles (1)
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases
Cost	$145,271	$9,126	$(68,464)
Less: accumulated amortization	(65,397)	(4,491)	25,106
Net	$79,874	$4,635	$(43,358)

(1)As of June 30, 2020, these amounts were included in assets held for sale and liabilities associated with assets held for sale.

As of December 31, 2019, the cost basis and accumulated amortization related to lease intangibles was as follows (in thousands):

	Lease Intangibles (1)
		Out-of-Market Lease Assets	Out-of-Market Lease Liabilities
	In-Place Leases (2)
Cost	$221,996	$21,776	$(75,002)
Less: accumulated amortization	(131,940)	(14,802)	29,577
Net	$90,056	$6,974	$(45,425)

(1)As of December 31, 2019, these amounts were included in assets held for sale and liabilities associated with assets held for sale.

(2)The Company adopted ASC 842 beginning January 1, 2019 and reclassified certain assets from intangible lease assets, net to right-of-use asset, net in the Company’s Consolidated Balance Sheets. The amounts reclassified from intangible lease assets included $93.5 million in gross cost, net of $1.8 million of accumulated amortization. See “Note 2 — Summary of Significant Accounting Policies” for more information on the adoption of ASC 842.

For the six months ended June 30, 2020, there was no amortization expense of in-place leases. Amortization expense of in-place leases was $9.9 million and $50.7 million for the years ended December 31, 2019 and 2018, respectively. For the six months ended June 30, 2020, there was no amortization of out-of-market leases. Amortization of out-of-market leases resulted in an increase to rental revenue of approximately $2.7 million and $7.4 million for the years ended December 31, 2019 and 2018, respectively.

Leases

The Company’s leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to release the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the six months ended June 30, 2020 was $20.5 million, which is included in rental revenue on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2020, the approximate fixed future minimum rentals for each of the years ending December 31, 2021 through 2025 and thereafter were as follows (in thousands):

Fixed Future Minimum Rentals
2021	$49,257
2022	44,960
2023	41,913
2024	33,895
2025	28,156
Thereafter	277,513
Total	$475,694

During the years ended December 31, 2020, 2019, and 2018, the Company did not earn more than 10% of its total rental revenue from any individual tenant, respectively.

6. DEBT FINANCING

As of December 31, 2020 and 2019, the Company had $65.7 million and $537.8 million of principal outstanding, respectively, with a weighted average years to maturity of 0.2 years and 0.4 years, respectively, and a weighted average interest rate of 2.3% and 3.0%, respectively. The following table describes the Company’s debt outstanding at December 31, 2020 and December 31, 2019 (in thousands, except percentages):

Description	Origination or Assumption Date	Maturity Date	Interest Rate Description	Interest Rate as of December 31, 2020	Principal Outstanding at December 31, 2020	Principal Outstanding at December 31, 2019
Secured Mortgage Debt
New City	3/28/2013	12/17/2021	Variable, subject to interest rate cap	2.30%	$65,668	$71,144
Perspective Defense	6/21/2013	7/25/2020	Variable	N/A	—	78,505
25 Cabot Square	3/26/2014	9/30/2020	Fixed	N/A	—	163,164
Other Notes Payable
JPMorgan Chase Revolving Credit Facility	4/13/2012	9/4/2020	Variable	N/A	—	—
JPMorgan Chase Revolving Credit Facility - Term Loan	5/22/2013	9/4/2020	Variable	N/A	—	225,000
Total Principal Outstanding					$65,668	$537,813
Unamortized Premium/ (Discount)					—	—
Unamortized Deferred Financing Fees					—	(1,128)
Notes Payable					$65,668	$536,685

As of December 31, 2020, the one outstanding secured mortgage loan had a variable interest rate of the EURIBOR screen rate plus 2.30% per annum. Additionally, as of December 31, 2020, $55.2 million of the outstanding secured mortgage loan was capped at a strike rate of 0.00%.

Hines Credit Facility

In September 21, 2020, the Company entered into a loan agreement with Hines, an affiliate of the Advisor, with a maximum principal amount of $35.0 million. Interest on each advance is charged monthly at a variable rate, which is Hines’ then-current borrowing rate under its revolving credit facility (the “Hines Credit Facility”). However, (i) in the event of a replacement or a refinancing of the Hines Credit Facility, interest on each advance will be charged at the rate at which Hines may then borrow funds pursuant to any such new credit facility; or (ii) if the Hines Credit Facility is terminated, the same interest rate paid by Hines under the Hines Credit Facility immediately prior to such termination. Each advance under the loan agreement must be repaid within six months, subject to one six-month extension at the option of the Company and subject to the satisfaction of certain conditions. The Company may borrow amounts pursuant to the loan agreement from time to time for working capital and general corporate purposes.

The loan agreement will terminate on the earlier of (i) the termination of the availability period as determined by Hines at its discretion (which will not impact the maturity date of any outstanding or previously approved advance under the loan agreement); (ii) March 31, 2021, subject to one or more 6-month extensions; and (iii) the date Hines accelerates the repayment of the loan agreement pursuant to any event of default.

The loan agreement also permits voluntary prepayment of the principal balance and accrued interest.

The loan agreement requires the maintenance of certain financial covenants, which include covenants concerning indebtedness to total asset value. In addition, the loan agreement contains customary affirmative and negative covenants, which, among other things, prohibit the Company from: (i) merging with other companies or converting into another entity; (ii) amending its organizational documents in any material respect that would adversely affect the Company’s obligations under the loan agreement; and (iii) if in default under the loan agreement, paying distributions to unitholders. The loan agreement also requires the Company to deliver to Hines certain annual financial information.

The loan agreement contains various customary events of default, which are described therein. As is customary in such financings, if an event of default occurs under the loan agreement, Hines may accelerate the repayment of amounts outstanding under the loan agreement and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

During the year ended December 31, 2020, the Company had borrowings of $6 million and made payments of $6 million under the Hines Credit Facility. The Company has no outstanding balance as of December 31, 2020 or the date of this report.

Financial Covenants

The Company's mortgage agreement and other loan documents for the debt described in the table above as outstanding as of December 31, 2020 contain customary events of default, with corresponding grace periods, including payment defaults, cross-defaults to other agreements and bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. In addition, the Company has executed customary recourse carve-out guarantees of certain obligations under its mortgage agreements and the other loan documents. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of December 31, 2020.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding note payable for each of the years ending December 31, 2021 through December 31, 2025 and for the period thereafter. Amounts are in thousands:

	2021	2022	2023	2024	2025	Thereafter
Principal payments	$65,667	$—	$—	$—	$—	$—

7. DERIVATIVE INSTRUMENTS

As of December 31, 2019, the Company had entered into several interest rate swap contracts and interest rate cap contracts in connection with certain of its secured mortgage loans in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowings.  The Company’s interest rate swaps economically fixed the interest rates on each of the loans to which they related and the interest rate cap agreements economically limited the interest rate on each of the loans to which they related.  The Company did not designate any of these derivatives as hedges for accounting purposes. The Company did not enter into a master netting arrangement with its third-party counterparties and did not offset on its consolidated balance sheets the fair value amount recorded for its derivative instruments. See Note 6 — Debt Financing for additional information on the interest rate cap associated with one of the Company’s variable rate loans and Note 11 — Fair Value Measurements for additional information regarding the fair value of the Company’s interest rate contracts.

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

The table below provides additional information regarding the Company’s foreign currency forward contract that was outstanding as of December 31, 2020 (in thousands).

Foreign Currency Forward Contracts
Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
December 17, 2020	March 31, 2021	€20,000	USD/EUR	$1.23

The table below presents the effects of the changes in fair value of our derivative instruments in the Company’s consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018 (in thousands):

	Gain (Loss) on Derivative Instruments
	Six Months Ended	Years Ended
	June 30, 2020	December 31, 2019	December 31, 2018
Derivatives not designated as hedging instruments:
Interest rate caps	$—	$(29)	$(34)
Unrealized foreign currency forward contracts	4,113	(3,684)	—
Settlement of foreign currency forward contracts	16,303	(125)	2,192
Total gain (loss) on derivatives	$20,416	$(3,838)	$2,158

8.  DISTRIBUTIONS

As described previously, the Company declared distributions of $0.70 per Unit, per year for the period from October 2009 through December 2011 and $0.65 per Unit, per year from January 2012 through December 2018 totaling $6.09 per Unit in aggregate. Approximately $0.45 per Unit of these distributions declared for the year ended December 31, 2018 were designated as a return of a portion of the investors’ invested capital as described further below. Further, on July 17, 2018, in connection with the investor approval of the Plan of Liquidation, the board of directors determined to suspend indefinitely the distribution reinvestment plan effective as of August 31, 2018. As a result of the suspension of the distribution reinvestment plan, all distributions paid after August 31, 2018 have been paid to investors in cash. Additionally, the Company declared special distributions and/or liquidating distributions to date totaling $7.00 per Unit, each of which is described further below. In aggregate, the Company has paid total distributions of $13.09 per Unit to our investors from the inception of our fund to date.

From 2018 through 2020, the Company paid aggregate Return of Capital Distributions or Liquidating Distributions to investors totaling approximately $7.45 per Unit, which represented a return of a portion of the investors’ invested capital. These Return of Capital Distributions reduced the investors’ remaining investment in the Company and were made up of the following:

•a $1.05 per Unit special distribution (the “Special Distribution”) declared to all investors of record as of December 30, 2017 and paid in January 2018. The Special Distribution was funded with a portion of the net proceeds received from the strategic sale of six assets during 2017.
•$0.12 per Unit resulting from a portion of the monthly distributions declared for the months of January 2018 through June 2018, (approximately $0.02 per Unit, per month), which were designated by the Company’s board of directors as a return of a portion of the investors’ invested capital and, as such, reduced the investors’ remaining investment in the Company.
•Approximately $0.33 per Unit resulting from the monthly liquidating distributions declared for the months of July 2018 through December 2018 ($0.0541667 per share, per month), which were designated as liquidating distributions and, as such, reduced the investors’ remaining investment in the Company.
•a $2.50 per Unit designated liquidating distribution declared to all investors of record as of February 13, 2019 and paid in February 2019.
•a $1.00 per Unit liquidating distribution declared to all investors of record as of July 15, 2020 and paid in July 2020.
•a $2.45 per Unit special distribution declared to all investors of record as of September 14, 2020 and paid in September 2020.

The table below outlines the Company’s total distributions declared to investors and noncontrolling interests for the years ended December 31, 2020, 2019 and 2018, including the breakout between the distributions declared in cash and, solely with respect to the year ended December 31, 2018, those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Unitholders				Noncontrolling Interests
Distributions for Year Ended	Cash Distributions	Distributions Reinvested	Total Declared (1)	Distributions Declared per Unit	Total Declared
December 31, 2020	$905,266	$—	$905,266	$3.45	$254
December 31, 2019	$661,238	$—	$661,238	$2.50	$53
December 31, 2018	$125,139	$51,325	$176,464	$0.65	$12,015	(2)

(1)Includes Return of Capital Distributions as described above.
(2)For the year ended December 31, 2018, distributions declared to noncontrolling interests included a distribution totaling $11.6 million to an affiliate of Hines, who was the Company’s JV partner in the WaterWall JV, as a result of the sale of WaterWall Place.

9.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the six months ended June 30, 2020 and years ended December 31, 2020, 2019 and 2018 (in thousands):

	Incurred During the Six Months Ended June 30,	Incurred During the Years Ended December 31,
Type and Recipient	2020	2020	2019	2018
Asset Management Fee- the Advisor and affiliates of Hines	$10,762	$15,859	$26,365	$34,332
Disposition Fee- the Advisor	$4,778	$11,137	$12,753	$16,197
Other (1)	$1,850	$7,192	$5,393	$7,936
Property Management Fee- Hines	$948	$1,910	$4,011	$5,988
Development/ Construction Management Fee- Hines	$13	$13	$2,230	$2,376
Leasing Fee- Hines	$105	$339	$1,479	$2,405
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	$2,326	$3,771	$7,546	$9,372

(1)Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and offering costs.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

The table below outlines fees and expense reimbursement amounts unpaid by the Company to Hines and its affiliates as of June 30, 2020, December 31, 2020 and 2019 (in thousands):

	Unpaid as of June 30,	Unpaid as of December 31,
Type and Recipient	2020(1)	2020(1)	2019(1)
Asset Management Fee- the Advisor and affiliates of Hines	$956	$777	$1,763
Disposition Fee- the Advisor	251	—	7,976
Other (2)	767	1,255	1,477
Property Management Fee- Hines	144	38	277
Development/ Construction Management Fee- Hines	57	—	119
Leasing Fee- Hines	94	90	1,061
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	257	276	489
Due to Affiliates	$2,526	$2,436	$13,162

(1)As of June 30, 2020, December 31, 2020 and December 31, 2019, with the exception of $2.1 million, $2.0 million and $11.2 million, respectively, related to corporate level activities, these amounts were included in due to affiliates within liabilities associated with assets held for sale.

(2)Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and offering costs.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

Summit Development Agreement

In March 2019, the Company entered into a Development Management Agreement with Hines, the Company’s sponsor, for the construction and development of an office building at the Summit in Bellevue, Washington. Hines was paid a project administration fee equal to 2.5% of the qualified construction costs. In December 2019, The Summit, including the office building in development, was sold and the Company was no longer a party to this agreement.

The WaterWall Place JV

In December 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of the WaterWall Place JV, for the purpose of developing a residential/living project in Houston, Texas. Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the initial limited partner. The Company had owned a 93 % interest in this joint venture. An affiliate of Hines owned the remaining 7% interest in this joint venture. In September 2018, the WaterWall Place JV sold WaterWall Place. See Note 5 — Investment Property for information regarding the sale.

Advisory Agreement

Pursuant to the Advisory Agreement, the Company is required to pay the following fees and expense reimbursements:

Asset Management Fee – For the periods through June 30, 2020, the Advisor received an asset management fee equal to 0.125% per month of the net equity capital invested by the Company in real estate investments as of the end of each month. In connection with the closing of the transactions contemplated by the Liquidating Trust Agreement, the Trust assumed the Company’s interest in the Advisory Agreement, dated August 3, 2009 (as amended, the “Advisory Agreement”), by and among the Company, Hines Global REIT Advisors LP (the “Advisor”) and Hines Global REIT Properties LP (the “Operating Partnership”). On June 30, 2020, immediately following the completion of the transactions contemplated by the Liquidating Trust Agreement, the Trust, the Advisor and the Operating Partnership entered into an Amended and Restated Advisory Agreement (the “A&R Advisory Agreement”). Pursuant to the A&R Advisory Agreement, the Advisor agreed to reduce the annual asset management fee payable under the Advisory agreement by 25% from 1.50% to 1.125% of net equity invested in real estate investments, reflecting the Advisor’s continued commitment to the investors as the Trust works toward completion of the liquidation of the Company’s former assets.

During the six months ended June 30, 2020, and years ended December 31, 2019 and 2018, the Company incurred asset management fees of $10.8 million, $26.4 million and $34.3 million, respectively. Additionally, after the conversion to the Liquidating Trust in June 2020, the Company incurred additional asset management fees of $5.1 million for a total of $15.9 million for the year ended December 31, 2020.

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

Special OP Units – Hines Global REIT Associates Limited Partnership, an affiliate of Hines, owns the special units of the Operating Partnership (“Special OP Units”), which entitle them to receive distributions in an amount equal to 15% of distributions, including from sales of real estate investments, refinancings and other sources, but only after the Company’s investors have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus an 8.0% cumulative, non-compounded annual pre-tax return on such invested capital. It is not expected that this hurdle will be achieved and therefore no distributions will be paid to the holder of the Special OP Units.

The Company reimburses the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company.

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

10.  NONCONTROLLING INTERESTS - Going Concern Basis

In December 2011, a wholly-owned subsidiary of the Operating Partnership entered into a Limited Partnership Agreement with an affiliate of Hines for the formation of Hines One WaterWall Holdings LP (the “WaterWall Place JV”), a Delaware limited liability company, for the purpose of developing a residential/living project in Houston, Texas. Hines serves as the initial general partner and as the development partner and the subsidiary of the Operating Partnership is the initial limited partner. The Company has a 93 % interest in this joint venture. An affiliate of Hines owns the remaining 7% interest in this joint venture. The WaterWall Place JV declared distributions to the noncontrolling interest partner for the years ended December 31, 2018 of $11.8 million. The distributions in the year ended December 31, 2018 include distributions declared as a result of the sale of WaterWall Place in September 2018.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Bank Zachnodni WBK and ING Capital Markets. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

Financial Instruments Fair Value Disclosures

As of June 30, 2020, the Company estimated that the fair value of its notes payable, which had a book value (excluding any unamortized discount or premium and deferred financing costs) of $222.6 million, was $222.6 million. As of December 31, 2019, the Company estimated that the fair value of its notes payable, which had a book value (excluding any unamortized discount or premium) of $537.8 million, was $538.0 million. Management has utilized available market information, such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, as of June 30, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined that they are not significant. As a result, the Company has determined these financial instruments utilize Level 2 inputs. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed values could be realized.

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

Impairment of Investment Property

For the six months ended June 30, 2020, the Company determined that three of its remaining properties were impaired by $18.6 million based on such assets having carrying values that exceeded their estimated sales price less costs to sell based on the offers received (level 2 inputs).

As a result of the Company’s remaining real estate properties meeting the criteria to be classified as held for sale for the December 31, 2019, the Company determined that six of its remaining properties were impaired by $115.4 million based on such assets having carrying values that exceeded their estimated sales price less costs to sell based on the offers received (level 2 inputs) and third party broker consultations (level 3 inputs), which were obtained in conjunction with its marketing process. Of this amount, $46.9 million is attributable to the requirement when real estate properties are classified as held for sale to include cumulative foreign currency translation adjustments (“cumulative CTA”) in the carrying value for two of the Company’s foreign denominated assets within the impairment tests in accordance with ASC 830, Foreign Currency Matters.

Prior to designating its properties as held for sale, investment properties were reviewed for impairment at each reporting period if events or changes in circumstances indicated that the carrying amount may not be recoverable. During the year ended December 31, 2019, the Company determined that one of its properties was impaired by $7.2 million as a result of deteriorating market conditions and valued it using level 3 inputs. For the year ended December 31, 2019, the Company determined that three of its properties (two of which were measured using executed purchase and sale agreements which are considered level 2 inputs, and one of which was measured using level 3 inputs) were impaired as a result of deteriorating market conditions. For the year ended December 31, 2018, the Company determined that one of its properties was impaired as a result of deteriorating market conditions.

The changes in assumptions resulted in the net book value of the assets exceeding the projected undiscounted cash flows for the property. As a result, the assets were written down to fair value. The following table summarizes activity for the Company’s assets measured at fair value, on a non-recurring basis, for the six months ended June 30, 2020 and years ended December 31, 2019 and 2018 (in thousands).

	Basis of Fair Value Measurements
During the six months ended	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss
June 30, 2020	Investment property	$243,570	$—	$243,570	$—	$18,591
During the year ended
December 31, 2019	Investment property	$544,846	$—	$458,828	$86,018	$122,603
December 31, 2018	Investment property	$138,550	$—	$68,250	$70,300	$19,180

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

12. REPORTABLE SEGMENTS - Going Concern Basis

Prior to the conversion to the Liquidating Trust in June 2020, management viewed each of its real estate investments as an operating segment and aggregated them into four reportable segments based on the location of the segment and the underlying asset class. Subsequent to the conversion to the Liquidating Trust, the Company’s business has been, and will continue to be, to sell its assets in an orderly fashion. Although the Company still holds five real estate investments, it will no longer make operating decisions or assess performance in separate segments as all assets are expected to be sold in the near term. Accordingly, the Company has only one reporting and operating segment subsequent to June 30, 2020.

Listed below is information regarding the Company’s reportable segments for periods prior to the conversion to the Liquidating Trust:

•Domestic other investments (4 investments)
•International office investments (3 investments)

The Company has also owned properties in the Domestic Office and International Other segments in prior periods, which were sold prior to June 30, 2020.

The tables below provide additional information related to each of the Company’s segments, geographic location and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts are in thousands, except for percentages):

	Six Months Ended June 30,	Years Ended December 31,
	2020	2019	2018
Total Revenue
Domestic office investments	$5,408	$63,537	$123,475
Domestic other investments	30,327	75,323	85,952
International office investments	26,944	50,870	70,368
International other investments	—	3,838	29,070
Total Revenue	$62,679	$193,568	$308,865

For the six months ended June 30, 2020, and years ended December 31, 2019 and 2018, the Company’s total revenue was attributable to the following countries:

	Six Months Ended June 30,	Years Ended December 31,
	2020	2019	2018
United States	57%	72%	68%
United Kingdom	28%	15%	8%
Poland	9%	5%	7%
Russia	5%	5%	3%
France	1%	3%	2%
Australia	—%	—%	8%
Germany	—%	—%	4%

For the six months ended June 30, 2020, and the years ended 2019 and 2018, the Company’s property revenues in excess of expenses by segment was as follows:

	Six Months Ended June 30,	Years Ended December 31,
	2020	2019	2018
Property revenues in excess of expenses (1)
Domestic office investments	$2,436	$39,350	$77,242
Domestic other investments	15,648	45,774	53,692
International office investments	15,210	26,249	39,005
International other investments	(302)	2,714	19,790
Total property revenues in excess of expenses	$32,992	$114,087	$189,729

(1)Revenues less property operating expenses, real property taxes and property management fees.

As of June 30, 2020 and December 31, 2019, the Company’s total assets by segment was as follows:

	June 30, 2020	December 31, 2019
Total Assets
Domestic office investments	$2,703	$261,330
Domestic other investments	636,216	665,079
International office investments	502,060	655,138
International other investments	6,744	7,723
Corporate-level accounts	490,341	336,455
Total Assets	$1,638,064	$1,925,725

As of June 30, 2020 and December 31, 2019, the Company’s total assets were attributable to the following countries:

	June 30, 2020	December 31, 2019
United States	70%	66%
United Kingdom	23%	21%
Poland	7%	6%
France	—%	6%
Russia	—%	1%

For the six months ended June 30, 2020, and the years ended December 31, 2019 and 2018 the Company’s reconciliation to the Company’s property revenues in excess of expenses is as follows:

	Six Months Ended June 30,	Years Ended December 31,
	2020	2019	2018
Reconciliation to property revenues in excess of expenses
Net income (loss)	$77,323	$300,416	$465,001
Depreciation and amortization	—	30,566	106,432
Asset management and acquisition fees	10,762	26,365	34,332
General and administrative expenses	3,904	8,287	10,473
Impairment Losses	18,591	122,603	19,180
(Gain) loss on derivatives	(20,416)	3,838	(2,158)
(Gain) loss on sale of real estate investments	(68,206)	(406,277)	(541,401)
Foreign currency (gains) losses	4,984	(1,611)	7,650
Interest expense	4,319	28,809	56,700
Other (income) expenses	(1,191)	(1,595)	(1,546)
(Benefit) provision for income taxes	2,922	2,686	12,220
Provision for income taxes related to the sale of real estate	—	—	22,846
Total property revenues in excess of expenses	$32,992	$114,087	$189,729

13. SUPPLEMENTAL CASH FLOW DISCLOSURES - Going Concern Basis

Supplemental cash flow disclosures for the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018 (in thousands):

	Six Months Ended June 30,	Years Ended December 31,
	2020	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4,448	$27,079	$52,559
Cash paid for income taxes	$770	$2,376	$40,039
Supplemental Schedule of Non-Cash Activities
Distributions declared and unpaid	$—	$—	$14,468
Other receivables	$632	$551	$—
Distributions reinvested	$—	$—	$59,014
Shares tendered for redemption	$—	$699	$8,140
Assumption of mortgage upon disposition of property	$78,519	$—	$275,979
Accrued capital additions	$280	$4,492	$14,198
Disposition fee payable to the Advisor	$—	$7,976	$—

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2020 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2020, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 31, 2021

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance

As noted previously, we currently have no directors. We are administered by our trustees. For the period from January 1, 2020 through June 30, 2020, all of our trustees, with the exception of Mr. Steinbach, were directors of Hines Global REIT, Inc. References to our trustees and our Board in this report mean our trustees and our board of trustees for the period after June 30, 2020 and mean the directors and the board of directors of Hines Global REIT, Inc. for the period prior to June 30, 2020. As of the date of this report, our trustees, their ages, their year first elected, their business experience and principal occupation, their directorships in public corporations and investment companies are as follows:

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Jeffrey C. Hines, Trustee and Chief Executive Officer	65	2008	Mr. Hines joined Hines in 1982. Mr. Hines is the Co-owner, Chairman and Chief Executive Officer of Hines. He has served as the Chairman of our Board and as Chairman of the managers of the general partner of our Advisor since December 2008. Mr. Hines has served as the Chairman of the board of directors of Hines Global Income Trust, Inc. (“Hines Global Income Trust”) and Chairman of the managers of the general partner of HGIT Advisors LP (“HGIT LP”), the advisor to Hines Global Income Trust, since July 2013 and as the Chief Executive Officer of Hines Global Income Trust and HGIT LP since December 31, 2019. Mr. Hines also served as the Chairman of the board of directors of Hines Real Estate Investment Trust, Inc. (“Hines REIT”) and the Chairman of the managers of the general partner of Hines Advisors Limited Partnership (“HALP”), the advisor to Hines REIT, from August 2003 through the liquidation and dissolution of Hines REIT in August 2018. He also served as a member of the management board of the Hines US Core Office Fund LP (the “Core Fund”) since August 2003 through the liquidation and dissolution of the Core Fund in December 2018. He is also the co-owner and President and Chief Executive Officer (“CEO”) of the general partner of Hines and is a member of Hines’ Executive Committee. Mr. Hines is responsible for overseeing all firm policies and procedures as well as day-to-day operations of Hines. He became President of the general partner of Hines in 1990 and CEO of the general partner of Hines in January 2008 and has overseen a major expansion of the firm’s personnel, financial resources, domestic and foreign market penetration, products and services. He has been a major participant in the development of the Hines domestic and international acquisition program and currently oversees a portfolio of $133.3 billion in assets under management. Mr. Hines graduated from Williams College with a B.A. in Economics and received his M.B.A. from Harvard Business School.

We believe that Mr. Hines’ career, spanning more than 38 years in the commercial real estate industry, including his leadership of Hines, and the depth of his knowledge of Hines and its affiliates, qualifies him to serve on our Board.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
David L. Steinbach, Trustee	44	2020
Mr. Steinbach joined Hines in 1999 and is a Senior Managing Director - Investment Management, Co-Head of Investment Management and the Global CIO for Hines. Mr. Steinbach has served as a member of our Board since July 2020. Mr. Steinbach served as the CIO for Hines Global REIT, Inc. from July 2014 until June 30, 2020 and as CIO of the general partner of our Advisor since July 2014.  Mr. Steinbach has served as a director of Hines Global Income Trust since September 2019 and has also served as the CIO for Hines Global Income Trust and the general partner of HGIT LP since July 2014. In these roles, he is responsible for management of the real estate acquisition program in the U.S. and internationally.  He is a member of Hines’ Executive and Investment Committees. He previously served as a Managing Director - Investment Management of the general partner of Hines since February 2011 to February 2017 and was responsible for the acquisition of over $4 billion in assets for various Hines affiliates in the U.S. and internationally.  Prior to this role he served in various roles in which he was responsible for acquisitions, asset management and property dispositions on behalf of the Company, Hines REIT, Hines Global Income Trust and the Core Fund, both in the U.S. and internationally.  He graduated from Texas A&M University with a Bachelors and Masters in Business Administration.

We believe that Mr. Steinbach’s significant experience as an executive at our Company and at Hines qualifies him to serve as one of our trustees. Mr. Steinbach’s extensive knowledge of the U.S. and international real estate markets, as well as his considerable institutional knowledge, allow him to provide valuable insight as a trustee.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Charles M. Baughn, Trustee	66	2008	Mr. Baughn joined Hines in 1984 and retired from Hines in December 2019. Mr. Baughn has served as a member of our Board and as a manager of the general partner of our Advisor since December 2008. Additionally, from July 2013 through September 2019, Mr. Baughn served as a member of the board of directors of Hines Global Income Trust and as a member of the general partner of HGIT LP. In addition, Mr. Baughn was a member of the board of directors of Hines REIT from April 2008 and was a manager of the general partner of HALP from August 2003 until the liquidation and dissolution of Hines REIT in August 2018. He also served as CEO of Hines REIT and the general partner of HALP from August 2003 through April 1, 2008. He has served as the Senior Managing Director of the general partner of Hines since 2012. Additionally, Mr. Baughn served as the CFO of the general partner of Hines from 2012 to 2018. As CFO, Mr. Baughn was responsible for overseeing Hines’ business operations, such as balance sheet related activities and bank and other debt financing. Previously, he also has served as an Executive Vice President and CEO-Capital Markets Group of the general partner of Hines from April 2001 through 2012 and, as such, was responsible for overseeing Hines’ capital markets group, which raises, places and manages equity and debt for Hines projects in the U.S. and internationally. Mr. Baughn is also a director of Hines Securities, Inc. and was a member of the Hines’ Executive Committee until June 2019. Until May 2015, Mr. Baughn also served as the CEO of Hines Securities, Inc. Mr. Baughn also served as a member of the management board of the Core Fund from 2003 until the liquidation and dissolution of the Core Fund in December 2018. During his tenure at Hines, he has contributed to the development or redevelopment of over 9 million square feet of office and special use facilities in the southwestern United States. He graduated from the New York State College of Ceramics at Alfred University with a B.A. and received his M.B.A. from the University of Colorado. Mr. Baughn holds Series 7, 24 and 63 securities licenses.

We believe that Mr. Baughn’s experience in the commercial real estate industry during his more than 37 year career with Hines, including his familiarity with Hines’ financial and investment policies, qualifies him to serve on our Board.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Jack L. Farley, Independent Trustee	56	2009	Mr. Farley has served as an independent trustee since June 2009. Mr. Farley has served as the President and CEO of Apex Compressed Air Energy Storage LLC, since January 2011, the year the company was launched in order to develop, build, operate, and commercialize utility-scale compressed air energy storage assets. Additionally, since January 2016, he has served as a board member for Live Power Intelligence Company, LLC, which provides real-time power grid information to electric power markets. Prior to that he co-founded Liberty Green Renewables, LLC in June 2008 to pursue development, construction and operation of biomass-to-electricity generation projects in the Midwest and Southeast US. From 2003 to February 2008, Mr. Farley was Senior Vice President of Cinergy Corp., where he was responsible for the Power Trading and Marketing group. During his tenure, the group had approximately $30 billion of annual physical power sales and ranked in the top 15 in the US. Cinergy Corp. merged with Duke Energy (NYSE: DUK) in 2006. In October 2007, Fortis NV acquired Duke’s trading operations as a strategic enhancement to its nascent US banking activities. Prior to joining Cinergy/Duke, Mr. Farley was President of the West Region at Reliant Resources, Inc., where he managed a $1.1 billion portfolio of power generation assets, and was responsible for the development and construction of two combined-cycle gas turbine projects with a total investment of approximately $750 million.

We believe that Mr. Farley’s extensive leadership experience and understanding of the requirements of managing a public company, acquired during his tenure at Cinergy Corp. and Duke Energy qualify him to serve on our board of trustees. This experience along with Mr. Farley’s M.B.A. from The Wharton School and his involvement in the preparation of earnings statements and the compliance process for Sarbanes-Oxley requirements of public companies enable him to provide valuable insight to our Board.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Thomas L. Mitchell, Independent Trustee	60	2009
Mr. Mitchell has served as an independent trustee since June 2009. He is a strategic finance leader with a record of driving growth in energy business models as the CFO of both large and small companies in the Oil and Gas Industry. He has had a career of strong Fortune 500 experience with exploration and production companies, and broad energy exposure with offshore drilling and midstream gathering and marketing companies. In his last position as EVP and Chief Financial Officer of Devon Energy Corporation from 2014 to 2017, Mr. Mitchell lead the finance and business development organizations, and also helped the company successfully strengthen its asset quality through strategic acquisitions. Previously, Mr. Mitchell served as EVP and Chief Financial Officer and a member of the board of directors of Midstates Petroleum Company, a private equity-funded exploration and production company. While there, Mr. Mitchell led the initial public offering listing of the company on the New York Stock Exchange in April 2012. From November 2006 to September 2011, Mr. Mitchell was the Senior Vice President, Chief Financial Officer of Noble Corporation, a publicly-held offshore drilling contractor for the oil and gas industry. Following his formal education, Mr. Mitchell began his career in public accounting with Arthur Andersen & Co. where he practiced as a CPA (currently inactive), then, in 1989 entered the oil and gas industry at Apache Corporation where he spent eighteen years in various finance and commercial roles the last being Vice President and Controller.

Mr. Mitchell currently serves on the boards of Ring Energy, Inc., a public exploration and production company, Sundance Energy, Inc., a public exploration and production company, and EPIC Midstream Holdings GP, LLC, a private midstream crude and NGL infrastructure company. He previously served on the board of directors of EnLink Midstream Partners, LP and EnLink Midstream, LLC. Mr. Mitchell graduated from Bob Jones University with a B.S. in Accounting.

We believe Mr. Mitchell’s significant leadership experience at four public companies qualifies him to serve on our Board. In addition, through his previous experience in public accounting, Mr. Mitchell is able to provide valuable insight with respect to financial reporting processes and our system of internal controls.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
John S. Moody, Independent Trustee	72	2009	Mr. Moody has served as an independent trustee since June 2009. Mr. Moody has been President of Parkside Capital, LLC in Houston since January 2006. Parkside Capital, LLC is the general partner and manager of Parkside Capital Land Fund, LTD., a Texas real estate private equity firm which invests in raw land in high growth markets in Texas. From January 2004 to December 2005, Mr. Moody was the President and CEO of HRO Asset Management, LLC, a real estate advisory business headquartered in New York City, where he oversaw the acquisition of $850 million of real estate assets. From September 2001 to December 2003, he was the President of Marsh & McLennan Real Estate Advisors, Inc., where he developed the real estate strategy for the Marsh & McLennan Companies, including directing the execution of all real estate leases, projects and transactions. Mr. Moody was also the President and CEO of Cornerstone Properties, Inc., a publicly-held equity REIT which acquired, developed and operated large scale Class A office buildings in major metropolitan markets throughout the U.S. During his tenure at Cornerstone, assets grew from $500 million to $4.8 billion. From 1991 to 1995, Mr. Moody was the President and CEO of Deutsche Bank Realty Advisors, Inc., where he oversaw a $2 billion equity and debt portfolio. Mr. Moody has been a member of the board of directors of Huron Consulting Group (NASDAQ: HURN), a publicly-held integrated strategic services provider since October 2005. Since September 2006, he has been a member of the board of directors of Potlatch Corporation (NYSE: PCH), a publicly-held REIT with approximately 1.6 million acres of forestland. He became the Vice Chairman of the board of directors of Potlatch in January 2009. Mr. Moody also has served as the Chairman of the board of directors of Four Corners Property Trust Inc. (NYSE: FCPT) since November 2015. Mr. Moody was a member of the board of directors and Chairman of the Compensation Committee of CRIIMI MAE, Inc., a publicly-held REIT, from January 2004 to January 2006. He was also a member of the board of directors and Chairman of the Compensation Committee of Keystone Property Trust, a publicly-held REIT, from 2001 to 2004. Mr. Moody graduated from Stanford University with a B.S. and received his J.D. with honors from the University of Texas.

We believe that Mr. Moody’s significant experience in the commercial real estate industry qualifies him to serve as one of our trustees. Drawing on this experience, Mr. Moody is able to provide valuable insight regarding our investment strategies, internal controls and financial risk exposures. In addition, through his experience serving on the boards of several public companies, Mr. Moody is well-versed in the requirements of serving on a public company board.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Peter Shaper, Independent Trustee	55	2009	Mr. Shaper has served as an independent trustee since June 2009. He served as a director and member of the audit committee of HMS from May 2012 through October 2020. Since 2012, Mr. Shaper also has served as the Chairman and CEO of Greenwell Energy Solutions, an independent specialty chemical supplier to the upstream oil and gas industry. Additionally, he is a founding partner of Genesis Park LP, a Houston-based private equity firm which was founded in 2000 and primarily focuses on buyouts, partnering strategies with public corporations and growth financing bringing each company capital, commercial execution capabilities and a depth of experience in mergers and acquisitions. Mr. Shaper also was the CEO of Harris CapRock Communications, Inc., a global provider of broadband communications to remote locations via satellite with revenues of over $300 million from 2002 through June 2011, when he resigned. From 1998 to 2000, Mr. Shaper was the president of Donnelley Marketing, a Division of First Data Corporation, where he was directly responsible for the turnaround and eventual sale of the $100 million revenue database marketing company to a strategic buyer. In 1996, Mr. Shaper helped found the Information Management Group, (“IMG”), as its Executive Vice President of Operations and CFO. IMG grew to over $600 million in revenue during Mr. Shaper’s tenure. Prior to joining IMG, Mr. Shaper was with a Dallas-based private equity firm, where he was responsible for investments in numerous technology-oriented companies, as well as assisting those companies with developing long-term strategies and financial structures. Mr. Shaper also has several years’ experience with the international consulting firm McKinsey & Company. Mr. Shaper graduated from Stanford University with a B.S. in industrial engineering and received his M.B.A. from Harvard Business School.

We believe Mr. Shaper’s significant experience as a senior executive officer of sophisticated companies such as Greenwell Energy Solutions, Harris CapRock Communications, Genesis Park and Donnelley Marketing/First Data, as well as his experience founding and leading IMG, qualify him to serve on our Board.

As of the date of this report, our executive officers (other than Mr. Hines, who serves on our Board and is included in the earlier list of our trustees), their ages and their experiences are as follows:

Name and Title	Age	Experience

J. Shea Morgenroth, Chief Financial Officer	45	Mr. Morgenroth has served as CFO for us and the general partner of our Advisor since June 2019. Mr. Morgenroth joined Hines in October 2003, and is a Senior Vice President - Controller and the CFO of Investment Management at Hines, a position he has held since April 2019. Prior to that, he was a Vice President - Controller for Hines since July 2012. Mr. Morgenroth also has served as the CFO of Hines Global Income Trust and the general partner of HGIT LP since June 2019. Since November 2011, Mr. Morgenroth served as the CAO and Treasurer for Hines Global and the general partner of the Advisor. Mr. Morgenroth has served as CAO and Treasurer for Hines Global Income Trust and the general partner of HGIT LP from July 2013 until June 2019. Mr. Morgenroth also served as CAO and Treasurer of Hines REIT and the general partner of HALP from November 2011 through the liquidation and dissolution of Hines REIT in August 2018. In these roles, Mr. Morgenroth has been responsible for the oversight of the treasury, accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. Prior to his appointment as CAO and Treasurer for Hines Global, Mr. Morgenroth served as a Senior Controller for Hines Global and the general partner of the Advisor from December 2008 until November 2011 and for Hines REIT and the general partner of HALP from January 2008 until November 2011 and as a Controller for Hines REIT and the general partner of HALP from October 2003 to January 2008. In these roles, he was responsible for the management of the accounting, financial reporting and SEC reporting functions. Prior to joining Hines, Mr. Morgenroth was a manager in the audit practices of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a B.B.A. in Accounting from Texas A&M University and is a Certified Public Accountant.

A. Gordon Findlay, Secretary	45
Mr. Findlay has served as Secretary for us and the general partner of our Advisor since March 2020. Mr. Findlay joined Hines in November 2006. Mr. Findlay has served as a Vice President - Controller for Hines since October 2016 and as a Senior Controller for Hines from 2012 until October 2016. In these roles, he has been involved with managing the accounting, financial reporting and SEC reporting functions related to Hines Global, Hines Global Income Trust, and Hines REIT. Mr. Findlay has served as CAO and Treasurer of Hines Global Income Trust, and the general partner of HGIT LP since June 2019. Prior to joining Hines, Mr. Findlay spent six years in the audit practice of Ernst & Young LLP, serving public and private clients in various industries. He holds a B.B.A. in Accounting from University of Houston - Downtown and is a Certified Public Accountant.

Item 11.  Executive Compensation

Trustee Compensation

The following table sets forth information regarding compensation paid to or earned by our trustees during 2020.

2020 Trustee Compensation

Name	Fees Earned or Paid in Cash	Aggregate Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Jack L. Farley	$78,500	$—	$—	$—	$—	$—	$78,500
Thomas L. Mitchell	$76,000	$—	$—	$—	$—	$—	$76,000
John S. Moody	$77,250	$—	$—	$—	$—	$—	$77,250
Peter Shaper	$76,000	$—	$—	$—	$—	$—	$76,000
Jeffery C. Hines, Charles M. Baughn, and David L. Steinbach (1)	$—	$—	$—	$—	$—	$—	$—

(1)Messrs. Hines and Baughn, and Mr. Steinbach, who are employees of Hines, receive no compensation for serving as members of our Board.

We paid our independent trustees a pro rata portion of an annual retainer of $60,000 for the six months ended June 30, 2020. In addition, for all of 2020, we paid our independent trustees a fee of $2,000 for each meeting of the Board (or any committee thereof) attended in person for the six months ended June 30, 2020 and a fee of $1,000 for each Board or committee meeting attended via teleconference, regardless of its length. In the event that a committee meeting was held on the same day as a meeting of our Board, each independent director received $1,500 for each committee meeting attended in person on such day.

We paid a pro rata portion of the following annual retainers to the Chairpersons of our Board committees for the six months ended June 30, 2020:

•$7,500 to the Chairperson of the Conflicts Committee;

•$10,000 to the Chairperson of the Audit Committee;

•$5,000 to the Chairperson of the Compensation Committee; and

•$5,000 to the Chairperson of the Nominating and Corporate Governance Committee.

Subsequent to the formation of the Liquidating Trust on June 30, 2020, our independent trustees were paid a pro rata portion of an annual retainer of $50,000. Additionally, subsequent to June 30, 2020, there were no committees of our Board and, accordingly, no additional committee retainers or fees were paid thereafter.

All trustees are reimbursed by us for reasonable out-of-pocket expenses incurred in connection with attendance at Board or committee meetings.

Audit Committee

We do not have an audit committee or other committee that performs similar functions and, consequently, have not designated an audit committee financial expert. Due to our limited operations and level of activity, which primarily consists of the leasing and sale of the remaining assets and the payment of outstanding obligations, our trustees believe that the services of an audit committee financial expert are not warranted.

Trustee Nominations

We currently do not provide any procedure for our investors to recommend nominees to our Board.

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

Compensation Committee Interlocks and Insider Participation

For the six months ended June 30, 2020, our Compensation Committee consisted of Messrs. Farley, Mitchell, Moody and Shaper, our four independent directors. None of our executive officers served as a director or member of the compensation committee of an entity whose executive officers included a member of our Board or Compensation Committee. Following June 30, 2020, when Hines Global REIT, Inc. transferred all of its assets and liabilities to us, we no longer have a Compensation Committee. The functions of the Compensation Committee are now administered by our independent trustees.

Code of Business Conduct and Ethics

Our board of trustees has adopted a Code of Business Conduct and Ethics, which is applicable to our trustees and officers, including our chief executive officer, chief financial officer, and other persons performing similar functions, whether acting in their capacities as our officers or in their capacities as officers of our Advisor or its general partner. The Code of Business Conduct and Ethics covers topics including conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations. Our Code of Business Conduct and Ethics is available, free of charge, on the Corporate Governance section of our website, www.hinessecurities.com/hgrliquidatingtrust. You may also obtain a copy of this code by writing to: Hines Global REIT Investor Relations, 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Waivers from our Code of Business Conduct and Ethics are discouraged, but any waivers from the Code of Business Conduct and Ethics that relate to any executive officer or director must be approved by our Nominating and Corporate Governance Committee and will be posted on our website at www.hinessecurities.com/hgrliquidatingtrust within four business days of any such waiver.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 Ownership

The following table shows, as of March 26, 2020, the amount of our common units beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of our outstanding common units, (2) our trustees, (3) our executive officers, and (4) all of our trustees and executive officers as a group. Except as otherwise indicated, all units are owned directly, and the owner of such units has the sole voting and investment power with respect thereto.

		Common Units Beneficially Owned (2)
Name of Beneficial Owner (1)	Position	Number of Common Units	Percentage of Class
Jeffrey C. Hines	Trustee and Chief Executive Officer	1,111	* (3) (4)
Charles M. Baughn	Trustee	9,031	*
David L Steinbach	Trustee	—
Jack L. Farley	Independent Trustee	17,272	*
Thomas L. Mitchell	Independent Trustee	16,262	*
John S. Moody	Independent Trustee	16,262	*
Peter Shaper	Independent Trustee	16,262	*
J. Shea Morgenroth	Chief Financial Officer	1,667	*
A. Gordon Findlay	Secretary	—	*
All trustees and executive officers as a group		77,867	*

*    Amount represents less than 1%

(1)The address of each person listed is c/o HGR Liquidating Trust, 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6618.

(2)For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person is deemed to have “beneficial ownership” of units of our stock that the person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding units of the Company’s stock held by each person or group of persons named in the table, any units that such person or persons have the right to acquire within 60 days of March 26, 2020 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other persons.

(3)Includes 1,111.111 common units owned directly by Hines Global REIT Investor Limited Partnership. Mr. Hines is deemed to be the beneficial owner of the units owned by Hines Global REIT Investor Limited Partnership.

(4)This amount does not include the (i) 21,111.111 partnership interests (the “OP Units”) in Hines Global REIT Properties LP (the “Operating Partnership”) and (ii) the special partnership interests (the “Special OP Units”) of the Operating Partnership owned by Hines Global REIT Associates Limited Partnership. Limited partners in the Operating Partnership may request repurchase of their OP Units for cash or, at our option, common units on a one-for-one basis, beginning one year after such OP Units were issued. The holder of the Special OP Units is entitled to distributions from the Operating Partnership under certain circumstances. In addition, under the Advisory Agreement, if we are not advised by an entity affiliated with Hines, Hines or its affiliates may cause the Operating Partnership to purchase some or all of the Special OP Units or any other OP Units then held by such entities for cash (or in certain cases, a promissory note) or our units as determined by the seller. Mr. Hines indirectly own and/or control Hines Global REIT Associates Limited Partnership.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Our Advisor

We do not have employees. Subject to the supervision of our board of trustees, our day-to-day operations are conducted by our Advisor in accordance with the Advisory Agreement. Our Advisor is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, Jeffrey C. Hines, one of our trustees. All of our executive officers are employed by, and all of our executive officers actively participate in, the management of our Advisor and its affiliates. Jeffrey C. Hines serves as the Chairman of the Managers of the general partner of our Advisor and Charles M. Baughn serves as a Manager of the general partner of our Advisor.

Our executive officers have control and primary responsibility for the management decisions of our Advisor, including the disposition of properties to be recommended to our Board, the negotiations for these dispositions, and the property management and leasing of properties remaining in our portfolio. The Advisory Agreement was entered into as of June 30, 2020, and shall continue in force throughout the duration of our existence and shall terminate as of the date of our termination. The Advisory Agreement may be terminated with cause immediately by us or by our Advisor. For the period from January 1, 2020 through June 30, 2020, the Advisor, the Operating Partnership and Hines Global were parties to the Prior Advisory Agreement, as defined in Part I, Item 1 of this Annual Report on Form 10-K.

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

The following summarizes fees our Advisor earned under the Advisory Agreement and the Prior Advisory Agreement during 2020:

•Under the Prior Advisory Agreement, we paid our Advisor from January 2020 through June 30, 2020 a monthly asset management fee equal to 0.125% of the net equity capital we had invested in real estate investments at the end of each month. Beginning July 2020, pursuant to the Advisory Agreement, the monthly asset management fee paid to our Advisor decreased to 0.09375% of the net equity capital we have invested in real estate investments at the end of each month. The Advisor earned $15.9 million in asset management fees during the year ended December 31, 2020.

•Under the Prior Advisory Agreement and the Advisory Agreement, we pay our Advisor a disposition fee equal to 1.0% of (i) the sales price of any real estate investments sold, held directly by us, or (ii) when we hold investments indirectly through another entity, our pro rata share of the sales price of the real estate investment sold by that entity. The Advisor earned $11.1 million in disposition fees during the year ended December 31, 2020 related to the sale of five of our properties.

•Likewise, under the Prior Advisory Agreement and the Advisory Agreement, we may reimburse our Advisor and its affiliates for certain expenses they incur in connection with administrative and operating services they provide to us. In 2020, our Advisor incurred $1.9 million in expenses, such as general and administrative expenses, on our behalf, which were reimbursed by us. See “Hines - Property Management Agreements” below for additional information concerning expense reimbursements to Hines.

We also agreed to indemnify our Advisor against losses it incurs in connection with its performance of its obligations under the Advisory Agreement, subject to terms and conditions in the Advisory Agreement.

Hines

Property Management Agreements

Hines or its affiliates manage some of our properties. We pay Hines property management fees, leasing fees, tenant construction fees and other fees customarily paid to a property manager. Hines is wholly-owned by Jeffrey C. Hines.

During the year ended December 31, 2020, Hines earned the following amounts pursuant to property management agreements under which Hines manages some of our properties:

•$1.9 million in property management fees;

•$0.3 million in leasing commissions;

•$0.0 million in development/construction management fees; and

•$3.8 million, for all costs Hines incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreements.

Ownership Interests

The Operating Partnership

We are the sole general partner of the Operating Partnership and owned a 99.99 % interest in the Operating Partnership at December 31, 2020. Hines Global REIT Associates Limited Partnership, an affiliate of Jeffrey C. Hines, owned a 0.01 % interest in the Operating Partnership at December 31, 2020. An affiliate of Jeffrey C. Hines also owns 1,111.111 shares of our common units.

Policies and Procedures for Review of Related Party Transactions

Potential conflicts of interest exist among us, Hines, our Advisor and other affiliates of Hines in relation to our existing agreements and how we will operate. Currently, four of our seven trustees are independent trustees. The board of trustees reviews and approves all matters it believes may involve conflicts of interest.

The board of trustees also must review and approve any transaction between us and our affiliates, on the one hand, and any trustee (including any independent trustee) or the trustee’s affiliates or related persons on the other hand. All related party transactions must be approved by a majority of the disinterested members of the board of trustees. Any related party agreement or arrangements must be on terms no less favorable to us than those available to us in similar agreements or arrangements with unaffiliated third parties.

Trustee Independence

Our board of trustees has determined that each of our independent trustees is independent within the meaning of the applicable (i) provisions set forth in our Agreement and Declaration of Trust, which defines an independent trustee as: a person who is not on the date of determination, and within the two years prior to the date of determination has not been, directly or indirectly associated with the Advisor by virtue of (i) ownership of an interest in the Advisor or any of its affiliates, (ii) employment by the Advisor or any of its affiliates, (iii) service as an officer or director of the Advisor or any of its affiliates, (iv) performance of services, other than as a director or trustee, for Hines Global or the Trust, (v) service as a director or trustee of more than three real estate investment trusts organized by or advised by any affiliate of the Advisor, or (vi) maintenance of a material business or professional relationship with the Advisor or any of its affiliates.

A business or professional relationship is considered “material” if the aggregate gross revenue derived by the trustee from the Advisor and its affiliates exceeds five percent of either the trustee’s annual gross revenue during either of the last two years or the trustee’s net worth on a fair market value basis. An indirect association with the Advisor shall include circumstances in which a trustee’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with the Advisor, any of its affiliates, the Trust or Hines Global.

Item 14.  Principal Accounting Fees and Services

We did not engage independent auditors to perform an audit of the financial statements contained in this Form 10-K for the year ended December 31, 2020.

 PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

HGR Liquidating Trust
Consolidated Financial Statements

Audited Consolidated Financial Statements
Consolidated Statement of Net Assets, As of December 31, 2020	37
Consolidated Statement of Changes in Net Assets, For the Period July1, 2020 through December 31, 2020	38
Consolidated Balance Sheet, As of December 31, 2019	39
Consolidated Statements of Operations and Comprehensive Income (Loss), For the Six Months Ended June 30, 2020 and For the Years Ended December 31, 2019 and 2018	40
Consolidated Statements of Equity, For the Six Months Ended June 30, 2020 and For the Years Ended December 31, 2019 and 2018	41
Consolidated Statements of Cash Flows, For the Six Months Ended June 30, 2020 and For the Years Ended December 31, 2019 and 2018	42
Notes to Consolidated Financial Statements	43

(2) Financial Statement Schedules

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 85 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 88 for a list of all exhibits filed as a part of this report.

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2020

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2020
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Final Accumulated Depreciation (e)	Total	Date of Construction	Date Acquired

Gogolevsky 11	Moscow, Russia	$—	$—	$85,126	$85,126	$(84,416)	$—	$710	$710	$(72)	$638	1996	August - 11
Minneapolis Retail Center	Minneapolis, Minnesota	—	30,792	78,711	109,503	23,132	30,792	101,843	132,635	(15,533)	117,102	1974	August - 12 & December - 12
New City	Warsaw, Poland	65,668	—	115,208	115,208	(44,597)	—	70,611	70,611	—	70,611	2010	March - 13
The Markets at Town Center	Jacksonville, Florida	—	52,130	76,067	128,197	(54,700)	37,004	36,493	73,497	—	73,497	2009	July - 13
The Rim	San Antonio, Texas	—	102,170	150,321	252,491	(51,631)	67,040	133,820	200,860	—	200,860	2006-2014	February - 14, April - 15, December - 15, & December - 16
Net Liquidation Adjustment (f)											134,492
		$65,668	$185,092	$505,433	$690,525	$(212,212)	$134,836	$343,477	$478,313	$(15,605)	$597,200

(a)Assets consist of quality office properties, retail properties, and industrial/distribution facilities.
(b)Components of initial cost for properties acquired using a foreign currency were converted using the currency exchange rate as of the date of acquisition.
(c)Includes the effect of changes in the exchange rate between the date of acquisition and December 31, 2020 for properties that are denominated in a foreign currency.
(d)The aggregate cost for federal income tax purposes is $532.1 million as of December 31, 2020.
(e)Prior to the held for sale classification, real estate assets were depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation were generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. As a result of the held for sale classification, the Company stopped recording depreciation to the assets held for sale as of July 2019.
(f)Under the Liquidation Basis of Accounting, real estate holdings are carried at their liquidation values. The net liquidation adjustment represents the Company’s remeasurement of the properties from the carrying value of the properties to reflect the estimated liquidation value.

The changes in total real estate assets for the years ended December 31, (in thousands):

	2020	2019	2018
Gross real estate assets
Balance, beginning of period	$1,259,164	$1,942,614	$2,927,043
Additions during the period:
Acquisitions	—	—	—
Other additions	10,239	89,138	78,364
Disposals of fully-depreciated assets	—	—	(480)
Costs of real estate sold	(760,740)	(602,822)	(955,059)
Impairment losses	(29,418)	(179,194)	(38,032)
Effect of changes in foreign currency exchange rates	(932)	9,428	(69,222)
Balance, end of period	$478,313	$1,259,164	$1,942,614
Accumulated Depreciation
Balance, beginning of period	$(79,394)	$(172,659)	$(237,767)
Depreciation	—	(18,191)	(51,242)
Effect of changes in foreign currency exchange rates	741	(1,270)	8,029
Disposals of fully-depreciated assets	—	—	480
Impairment losses	10,827	59,854	18,852
Retirement or sales of assets	52,221	52,872	88,989
Balance, end of period	$(15,605)	$(79,394)	$(172,659)

Net real estate assets	$462,708	$1,179,770	$1,769,955
Liquidation adjustment	134,492	—	—
Net real estate assets after liquidation adjustment	$597,200	$1,179,770	$1,769,955

Item 16. Form 10-K Summary

The Company has elected not to include a summary.

* * * * * *

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Plan of Liquidation and Dissolution (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, on May 10, 2018 and incorporated by reference herein)
10.1*	Agreement of Sale and Purchase between Global REIT Cabot Square Holdco S.A R.L. and Cabot (HK) Limited, effective as of July 24, 2020
10.2*	Agreement of Sale and Purchase between Hines Global REIT San Antonio Retail I LP and Big V Acquisitions LLC, effective January 11, 2021
10.3
Agreement and Declaration of Trust of HGR Liquidating Trust, dated as of June 30, 2020 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 7, 2020 and incorporated by reference herein)

10.4
Amended and Restated Advisory Agreement, dated as of June 30, 2020, by and among HGR Liquidating Trust, Hines Global REIT Advisors LP and Hines Global REIT Properties LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on July 7, 2020 and incorporated by reference herein)

10.5
Second Amended and Restated Agreement of Limited Partnership of Hines Global REIT Properties LP (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on July 7, 2020 and incorporated by reference herein)

10.6
Form of Indemnification Agreement entered into between HGR Liquidating Trust and the individuals listed on Schedule A thereto (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on July 7, 2020 and incorporated by reference herein)

10.7
Amendment to Credit Agreement, dated as of March 3, 2020, by and among Hines Global REIT Properties, L.P. and the Lenders party thereto, JP Morgan Chase Bank, National Association, as Administrative Agent, J.P. Morgan Europe Limited, as Administrative Agent for Foreign Currencies, Bank of America, N.A., as Syndication Agent, and Bank of Montreal, Chicago Branch, Regions Bank and U.S. Bank National Association, as Co- Documentation Agents, J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunners and Joint Lead Arrangers. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on March 9, 2020 and incorporated by reference herein)

10.8*	Amendment to the Credit Agreement entered into in connection with the conversion to the Trust on June 30, 2020
10.9*	Loan Agreement between HGR LIQUIDATING TRUST as Borrower and HINES INTERESTS LIMITED PARTNERSHIP as Lender dated September 21, 2020
21.1*	List of Subsidiaries of HGR Liquidating Trust.
31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC and shall not be deemed to be “filed.”

101*	The following materials from Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 31, 2021, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Statements of Equity, (iv) of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HGR Liquidating Trust (registrant)

March 31, 2021	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2021.

Signature	Title	Date

/s/ Jeffrey C. Hines	Trustee and Chief Executive Officer	March 31, 2021
Jeffrey C. Hines	(Principal Executive Officer)

/s/ J. Shea Morgenroth	Chief Financial Officer	March 31, 2021
J. Shea Morgenroth	(Principal Financial Officer)

/s/ David L Steinbach	Trustee	March 31, 2021
David L. Steinbach

/s/ Charles M. Baughn	Trustee	March 31, 2021
Charles M. Baughn

/s/ Jack L. Farley	Trustee	March 31, 2021
Jack L. Farley

/s/ Thomas L. Mitchell	Trustee	March 31, 2021
Thomas L. Mitchell

/s/ John S. Moody	Trustee	March 31, 2021
John S. Moody

/s/ Peter Shaper	Trustee	March 31, 2021
Peter Shaper