Form 10-K
period 2021-12-31
HGR Liquidating Trust
filed 2022-03-31
CIK 1453818

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-53964

HGR Liquidating Trust
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
The registrant had 262.4 million units outstanding as of March 4, 2022.

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
The following are some of the risks and uncertainties which could cause actual results to differ materially from those presented in certain forward-looking statements:

—	Unanticipated difficulties, expenditures or delays relating to our implementation of our plan of liquidation and dissolution, which may reduce or delay our payment of additional liquidating distributions to our investors;

—	Risks associated with legal proceedings that may be instituted against us and others related to the plan of liquidation;

—	The amount and timing of additional liquidating distributions we may pay is uncertain and cannot be assured;

—	The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to fund our operating expenses and other capital expenditures; and

—	Changes in governmental and tax laws and regulations and the related costs of compliance and increases in our administrative operating expenses, including expenses associated with operating as a public company.

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

While we anticipated the completion of the sale of all the Company’s assets by July 17, 2020, which is the 24-month period imposed by the Internal Revenue Service (“IRS”) for execution of the Plan, the economic disruption and uncertainty resulting from the Coronavirus pandemic have had a significant impact on the process and timing of the Plan’s completion. On June 30, 2020, Hines Global and the Trustees identified below entered into an Agreement and Declaration of Trust (the “Liquidating Trust Agreement”) in connection with the formation of HGR Liquidating Trust, a Maryland statutory trust (the “Liquidating Trust” or the “Trust”). The purpose of the Trust is to complete the liquidation of Hines Global’s assets in accordance with the plan of liquidation and dissolution (the “Plan”) that was previously approved by Hines Global’s stockholders in July 2018. The trustees of the Trust consist of certain members of Hines Global’s board of directors: Jeffrey C. Hines, Charles M. Baughn, Jack L. Farley, Thomas L. Mitchell, John S. Moody and Peter Shaper; and David L. Steinbach, the Company’s Chief Investment Officer (collectively, the “Trustees”). Pursuant to the Liquidating Trust Agreement, the Company transferred all of its assets and liabilities to the Trust and received units of beneficial interest in the Trust (the “Units”) equal to the number of shares of the Company’s common stock outstanding on June 30, 2020. Immediately thereafter, the Company distributed the Units pro rata to its stockholders such that one Unit was distributed for each share of the Company’s common stock and all stockholders of the Company are now unitholders and beneficiaries of the Trust.

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

All references to “the Company,” “we,” “our,” “us” or similar pronouns herein mean Hines Global REIT, Inc. for periods prior to June 30, 2020, when Hines Global REIT, Inc. transferred all of its assets and liabilities to HGR Liquidating Trust, and mean HGR Liquidating Trust for periods subsequent thereto. All references to “the Trust” mean HGR Liquidating Trust. In addition, all references to "investors" mean the stockholders of Hines Global for periods prior to June 30, 2020 and mean the unitholders of the Trust for periods subsequent thereto. Similarly, all references to the "Board" mean the board of directors of Hines Global for periods prior to June 30, 2020 and mean the board of trustees of the Trust for periods subsequent thereto.

We sold interests in 39 properties with an aggregate sale price of $5.4 billion from 2017 through 2021. We owned one property, Minneapolis Retail Center, as of December 31, 2021. In March 2022, we sold Minneapolis Retail Center for $150.0 million, excluding closing costs and prorations.

On March 11, 2022, the Board determined a per Unit net asset value (“NAV”) of $0.66 as of March 11, 2022. This per Unit NAV is $1.43 lower than the previously determined per Unit NAV of $2.09 as of December 31, 2020, primarily as a result of the $1.40 per Unit special distributions paid by the Company since that time. These distributions followed the sales of four of the five remaining properties in our real estate portfolio.

Additionally, we sold our final remaining property on March 10, 2022, and declared and paid a special distribution of $0.62 per Unit in March 2022. The per Unit NAV was reduced to $0.04 as of March 17, 2022, following this distribution. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information related to our NAV.

General Business Information

We conduct most of our activities through, and most of our real estate investments were held directly or indirectly by, Hines Global REIT Properties, LP (the “Operating Partnership”), which was formed on January 7, 2009. Hines Global contributed the proceeds it received from the issuance of common shares to the Operating Partnership and the Operating Partnership in turn issued general partner interests to Hines Global. The Trust became the sole general partner of the Operating Partnership on June 30, 2020 in connection with the transfer of all of Hines Global’s assets and liabilities to the Trust. The general partner interests entitle HGR Liquidating Trust to receive its share of the Operating Partnership’s earnings or losses and distributions of cash flow.

We have no employees. Our business is managed by our Advisor, an affiliate of our sponsor, Hines, under the terms and conditions of an advisory agreement between us, the Operating Partnership and the Advisor , effective as of June 30, 2020 (the “Advisory Agreement”). From January 1, 2020 until June 30, 2020, Hines Global, the Operating Partnership and the Advisor were parties to an advisory agreement (the "Prior Advisory Agreement"), pursuant to which the Advisor managed Hines Global's day-to-day operations in substantially the same manner that the Advisor now manages the Trust's day-to-day operations. As compensation for these services, we pay or have paid the Advisor fees and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the Advisory Agreement. Hines or affiliates of Hines managed the leasing and operations of most of the properties in which we invested and, accordingly, we paid property management and leasing fees in connection with these services. Hines is owned and controlled by, or for the benefit, of Jeffrey C. Hines, the Chairman of our Board. Hines and its 4,850 employees have over 60 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Our office is located at 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Our telephone number is 1-888-220-6121. Our web site is www.HinesSecurities.com/HGRLiquidatingTrust. The information on our website is not incorporated by reference into this report.

Distribution Objectives

We declared distributions of $0.70 per share, per year for the period from October 2009 through December 2011 and $0.65 per share, per year from January 2012 through December 2018, totaling $6.09 per share in aggregate. Approximately $0.45 per share of these distributions declared for the year ended December 31, 2018 were designated as a return of a portion of the investors’ invested capital as described further below. Additionally, we have declared special distributions and/or liquidating distributions to date totaling $9.02 per share, each of which is described further below. In aggregate, we have paid total distributions of $15.11 per share to our investors from the inception of our fund to date.

From 2018 through March 2022, we paid aggregate return of capital distributions or liquidating distributions to investors totaling approximately $9.47 per share, which represented a return of a portion of the investors’ invested capital. These distributions reduced the investors’ remaining investment in the Company and were made up of the following:

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
•a $0.80 per Unit special distribution declared to all investors of record as of September 29, 2021 and paid in September 2021.
•a $0.60 per Unit special distribution declared to all investors of record as of January 12, 2022, and paid in January 2022.
•a $0.62 per Unit special distribution declared to all investors of record as of March 17, 2022, and paid on or around March 22, 2022.

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

Available Information

Investors may obtain copies of our filings with the Securities and Exchange Commission (“SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.HinesSecurities.com/HGRLiquidatingTrust. Further, a copy of our filings will be available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. However, the information from our website is not incorporated by reference into this report.

Item 1A.  Risk Factors

You should carefully read and consider the risks described below together with all other information in this report. If certain of the following risks actually occur, our results of operations and ability to pay additional liquidating distributions would likely suffer materially, or could be eliminated entirely.

Risks Related to the Liquidation of the Trust

We cannot determine the timing or amount of additional distributions to our investors because there are many factors, some of which are outside of our control, which could affect our ability to make such distributions.

Although we have paid distributions to our investors in connection with the Plan of Liquidation, we cannot determine the timing or amount of additional distributions to our investors at this time. These distributions will depend on a variety of factors, including, but not limited to, the length of time it takes to fully implement the Plan of Liquidation, the cost of operating the Trust through the date of our final dissolution, general business and economic conditions, and other matters. In addition, before making the final distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. Our Board may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our Board may also decide to provide for any unknown and outstanding liabilities and expenses, which may include the establishment of a reserve fund to pay contingent liabilities and ongoing expenses in an amount to be determined as information concerning such contingencies and expenses becomes available. The amount of transaction costs in the liquidation is not yet final, so we have used estimates of these costs in calculating the amounts of our originally projected aggregate distributions. To the extent that we have underestimated these costs, additional distributions will likely be lower than our most recently determined NAV. In addition, if the claims of our creditors are greater than what we have anticipated or if we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our final distribution may be delayed or reduced. Further, if a reserve fund is established to pay contingent liabilities, payment of additional distributions to our investors may be delayed or reduced.

If there are any lawsuits in connection with the Plan of Liquidation, it may be costly and may prevent the Plan of Liquidation from being completed or from being completed within the expected timeframe.

Our investors may file lawsuits challenging the Plan of Liquidation, which may name the Trust or our Board as defendants. As of the date of this report, no such lawsuits challenging the Plan of Liquidation are pending, or to our knowledge, threatened. However, if such a lawsuit is filed, we cannot assure you as to the outcome of any such lawsuits, including the amount of costs associated with defending any such claims or any other liabilities that may be incurred in connection with such claims. If any plaintiffs are successful in obtaining an injunction prohibiting us from completing the Plan of Liquidation, such an injunction may delay the completion of the Plan of Liquidation. Whether or not any plaintiff’s claim is successful, this type of litigation often results in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business and reduce the funds available for additional distributions to our investors.

Investors may be liable to our creditors for the amount received from us if our reserve fund or the assets remaining in the Trust are inadequate.

Pursuant to the Plan of Liquidation, we intend to discharge our liabilities, distribute to our investors any remaining assets and complete our wind-down as soon as practicable. In the event that it should not be feasible, in the opinion of our Board, for the Trust to pay, or adequately provide for, all of our debts and liabilities, or if our Board shall determine it is advisable, our Board may establish a reserve fund or retain certain assets in the Liquidating Trust.

Any reserve fund or assets remaining in the Liquidating Trust may not be adequate to cover any contingent expenses and liabilities. Under Maryland law, if we make distributions and fail to maintain an adequate reserve fund or fail to retain adequate assets in the Liquidating Trust for payment of our contingent expenses and liabilities, each investor could be held liable for payment to our creditors of such amounts owed to creditors which we fail to pay. The liability of any investor would be limited to the amount of distributions previously received by such investor from us in connection with the Plan of Liquidation. Accordingly, in such event, an investor could be required to return all such distributions received from us. On December 31, 2021, the Trust had outstanding liabilities of approximately $31.7 million. Most of these obligations were paid prior to March 11, 2022 and the rest are expected to be paid in full prior to our wind-down. We will continuously monitor expenses and any other foreseeable liabilities we may incur as we complete the Plan of Liquidation in the coming months in order to seek to ensure that an adequate reserve fund is maintained or adequate assets are retained in the Liquidating Trust to discharge these liabilities in full.

Risks Related to Adverse Changes in General Economic Conditions

Yields on and safety of deposits may be lower if there are to extensive declines in the financial markets.

We may hold funds in investments, including money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. Unusual declines in the financial markets similar to those experienced during the Great Recession, could result in a loss of some or all of these funds. In particular, money market funds may experience intense redemption pressure at such times and have difficulty satisfying redemption requests. As a result, we may not be able to access the cash in our money market investments. In addition, current yields from these investments are minimal.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose any amount of our deposits over federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute and could reduce the amount of additional distributions to investors.

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

The remediation costs and lost revenues experienced by a victim of a cyber incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. There also may be liability for any stolen assets or misappropriated confidential information. Any material adverse effect experienced by the Advisor, our transfer agent and other parties that provide us with services essential to our operations could, in turn, interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain tenants, and subject us to liability claims or regulatory penalties that could adversely affect our ability to pay additional distributions to investors. While we maintain cyber risk insurance to provide some coverage for certain risks arising out of system failures or cyber incidents, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cyber incident.

Risks Related to Taxes

Holders of Trust Units may recognize taxable income as a result of their ownership of Trust Units.

The Trust is intended to qualify as a “liquidating trust” for federal income tax purposes that is treated as a “grantor trust” for federal income tax purposes. Accordingly, each Unit represents ownership of an undivided proportionate interest in all of the assets and liabilities of the Liquidating Trust, and each holder of Units will be treated for federal income tax purposes as receiving or paying directly a pro rata portion of all income, gain, loss, deduction and credit of the Liquidating Trust. A holder of Units will be taxed each year on its share of revenues from the Liquidating Trust, net of such holder’s share of expenses of the Liquidating Trust whether or not the holder of Units receives a distribution of cash from the Liquidating Trust that year. The long-term or short-term character of any capital gain or loss recognized in connection with the sale of the Liquidating Trust’s assets will be determined based upon a holding period commencing at the time of the acquisition by each holder of Units.

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

We believe that the Operating Partnership will be treated as a partnership, and not as an association or a publicly traded partnership for U.S. federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or repurchase of partnership units in the Operating Partnership. However, if the IRS successfully determined that the Operating Partnership should be taxed as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as investors of the Operating Partnership and distributions to partners would constitute non-deductible distributions in computing the Operating Partnership’s taxable income. In addition, it could cause the Company to fail to qualify as a REIT for one or more taxable years prior to June 30, 2020, and result in the imposition of a corporate tax on the Operating Partnership, which would reduce the amount of cash available for distribution to our investors.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We owned one remaining property, Minneapolis Retail Center, as of December 31, 2021. We sold Minneapolis Retail Center in March 2022 for $150.0 million, excluding closing costs and prorations.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 31, 2022, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2021, we had 262.4 million Units outstanding, held by a total of approximately 57,600 investors. The number of investors is based on the records of our registrar and transfer agent. There is no established public trading market for our Units. For purposes of this section and throughout this Annual Report on Form 10-K, the term “Units” means shares of the Company’s common stock for periods prior to June 30, 2020 and Units of beneficial interest in the Trust for the period subsequent to June 30, 2020.

Our Board determined a per Unit NAV of $0.66 as of March 11, 2022. This per Unit NAV is $1.43 lower than the previously determined per Unit NAV of $2.09 as of December 31, 2020, primarily as a result of the $1.40 per Unit special distributions paid by the Company since that time. These distributions followed the sales of four of the five remaining properties in our real estate portfolio. See below for a description of how the per Unit NAV as of March 11, 2022 was determined.

Additionally, we sold our final remaining property on March 10, 2022 and declared a special distribution of $0.62 per unit to all unitholders of record as of March 17, 2022, which was paid on or around March 22, 2022. The per Unit NAV was reduced to $0.04 as of March 17, 2022, following this distribution.

The per Unit NAV of $0.04 as of March 17, 2022 is not a representation, warranty or guarantee that (i) an investor would ultimately realize distributions per Unit equal to the per Unit NAV upon the completion of our wind-down; (ii) the methodologies used to determine the per Unit NAV would be acceptable to FINRA. In addition, we can make no claim as to whether the estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code that are investing in our Units.

Methodology

We sold our final remaining property on March 10, 2022. As a result, the per Unit NAV of $0.66 as of March 11, 2022 was based solely on the values of other assets and liabilities such as cash, tenant receivables, accounts payable and accrued expenses, other assets and liabilities, all of which were valued at cost and an estimate of closing costs that we would expect to incur in relation to the wind-down of the Company. No liquidity discounts or discounts relating to the fact that we are externally managed were applied to the per Unit NAV and no attempt was made to value the Company as an enterprise.

The table below sets forth the calculation of our per Unit NAV as of March 11, 2022 and December 31, 2020:

	March 11, 2022		December 31, 2020
	Gross Amount (in millions)	Per Unit	Gross Amount (in millions)	Per Unit
Real estate property investments	$—	$—	$597	$2.27
Cash and other assets	183	0.70	46	0.18
Debt obligations and other liabilities	(10)	(0.04)	(80)	(0.31)
Noncontrolling interests	—	—	—	—
Net Asset Value before closing costs	$173	$0.66	$563	$2.14
Estimated closing costs	—	—	(13)	(0.05)
NAV	$173	$0.66	$550	$2.09
Units outstanding	262		262

Our Board determined the per Unit NAV by (i) utilizing the value of our other assets comprised of our cash, tenant and other receivables and other assets of $183.0 million, (ii) subtracting the values of our remaining liabilities comprised of our accounts payable and accrued expenses, due to affiliates, other liabilities and an estimate of costs in excess of income expected to be realized prior to the wind-down of the Company of $10.0 million and (iii) dividing the total by our Units outstanding as of March 11, 2022 of 262.0 million, resulting in a per Unit NAV of $0.66.

Distributions

We declared distributions of $0.70 per share, per year for the period from October 2009 through December 2011 and $0.65 per share, per year from January 2012 through December 2018 totaling $6.09 per share in aggregate. Approximately $0.45 per share of these distributions declared for the year ended December 31, 2018 were designated as a return of a portion of the investors’ invested capital as described further below. Additionally, we have declared special distributions and/or liquidating distributions to date totaling $9.02 per share, each of which is described further below. In aggregate, we have paid total distributions of $15.11 per share to our investors from the inception of our fund to date.

From 2018 through March 2022, we paid aggregate return of capital distributions or liquidating distributions to investors totaling approximately $9.47 per share, which represented a return of a portion of the investors’ invested capital. These distributions reduced the investors’ remaining investment in the Company and were made up of the following:

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
•a $0.80 per Unit special distribution declared to all investors of record as of September 29, 2021 and paid in September 2021.
•a $0.60 per Unit special distribution declared to all investors of record as of January 12, 2022, and paid in January 2022.
•a $0.62 per Unit special distribution declared to all investors of record as of March 17, 2022, and paid in March 2022.

We declared no operating distributions during the years ended December 31, 2021, 2020 or 2019. All distributions paid in these years were funded from proceeds from the sales of our real estate investments in the current and prior periods.

Item 6.  [Reserved]

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

This section of this Form 10-K generally discusses activities during the years ended December 31, 2021 and 2020 and comparisons between those periods. Discussions of activities during the years ended December 31, 2019 items and comparisons between the years ended December 31, 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

In recent years, we had concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and its total return potential for its investors. Our stockholders approved a Plan of Liquidation and Dissolution (the “Plan of Liquidation” or the “Plan”) in July 2018. The principal purpose of the Plan was to provide liquidity to our investors over a two-year period by selling Hines Global’s assets, making payments on property and corporate level debt, and distributing the net proceeds from liquidation to our investors.

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

All references to “the Company,” “we,” “our,” “us” or similar pronouns herein means Hines Global REIT, Inc. for periods prior to June 30, 2020, when Hines Global REIT, Inc. transferred all of its assets and liabilities to HGR Liquidating Trust, and means HGR Liquidating Trust for periods subsequent thereto. All references to “the Trust” mean HGR Liquidating Trust. In addition, all references to "investors" mean the stockholders of Hines Global for periods prior to June 30, 2020 and mean the unitholders of the Trust for periods subsequent thereto. Similarly, all references to the "Board" mean the board of directors of Hines Global for periods prior to June 30, 2020 and mean the board of trustees of the Trust for periods subsequent thereto.

We sold interests in 39 properties with an aggregate sale price of $5.4 billion from 2017 through 2021. As of December 31, 2021, our real estate portfolio consisted of one property, Minneapolis Retail Center. We sold Minneapolis Retail Center on March 10, 2022 for $150 million, excluding closing costs and prorations.

The Trustees determined a per Unit net asset value (“NAV”) of $0.66 as of March 11, 2022. This per Unit NAV is $1.43 lower than the previously determined per Unit NAV of $2.09 as of December 31, 2020, primarily as a result of the $1.40 per Unit of special distributions paid by the Company since that time. These distributions followed the sales of four of the five remaining properties in our real estate portfolio. We sold our final remaining property on March 10, 2022 and declared a special distribution of $0.62 per Unit that was paid in March 2022. The per Unit NAV was reduced to $0.04 as of March 17, 2022 following this distribution. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information.

Additionally, the Company declared distributions of $0.70 per Unit per year for the period from October 2009 through December 2011 and $0.65 per Unit per year from January 2012 through December 2018 totaling $6.09 per Unit in aggregate. Approximately $0.45 per Unit of these distributions declared for the year ended December 31, 2018 were designated as a return of a portion of the investors’ invested capital. Further, the Company has declared special distributions and/or liquidating distributions to date totaling $9.02 per Unit. In aggregate, the Company has paid total distributions of $15.11 per Unit to investors, that invested at the inception of the Company. See “Note 7 — Distributions” for additional information regarding these distributions.

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

Further, we sold 40 of our 45 real estate investments prior to December 31, 2020 and distributed available proceeds. We sold four of the five remaining properties throughout 2021 and the final property in March 2022. As a result, we are no longer reporting funds from operations or modified funds from operations or other operating metrics as we no longer consider these to be key performance measures.

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

During the six months ended June 30, 2020, and year ended December 31, 2019, we recorded total impairment charges of $18.6 million and $122.6 million, respectively.

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

As of December 31, 2021, we had cash and cash equivalents of $187.7 million. Our net assets in liquidation as of December 31, 2021 was $330.6 million.

Principal Sources and Uses of Funds

Our primary non-operating sources of cash flows for the year ended December 31, 2021 include the following:

•$218.9 million of net proceeds from the sale of The Rim in May 2021.
•$35.6 million of net proceeds from the sale of Gogolevsky 11 in November 2021.
•$86.0 million of net proceeds from the sale of Markets at Town Center in November 2021.
•$24.7 million of net proceeds from the sale of New City in December 2021.

Our primary non-operating uses of cash flows for the year ended December 31, 2021 include the following:

•$209.9 million of liquidating distributions to our unitholders, which consisted of the $0.80 per Unit distribution declared in September 2021.
•$3.2 million of amortization payments on the principal balance of our secured mortgage loan. The loan was assumed by the buyer of New City in November 2021.
•$4.4 million of disposition fees paid in 2021 related to the sales described above.
•$8.9 million in payments for capital expenditures at our real estate investment properties in 2021.

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

Our primary non-operating uses of cash flows for the year ended December 31, 2020 include the following:

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

Results of Operations

Changes in Net Assets for the period from January 1, 2021 through December 31, 2021

The table below includes information regarding changes in our net assets for the period from January 1, 2021 through December 31, 2021, including explanations for significant changes.

(In thousands)

Net assets in liquidation, beginning of period	$549,706
Change in liquidation value of investments in real estate	(8,073)
Remeasurement of assets and liabilities, including costs in excess of estimated income	(1,096)
Net decrease in liquidation value	$(9,169)
Liquidating distributions to unitholders	(209,917)
Changes in net assets in liquidation	(219,086)
Net assets in liquidation, end of period	$330,620

Net assets in liquidation decreased by $219.1 million for the year ended December 31, 2021. The reduction during the period is primarily due to liquidating distributions paid to investors totaling $209.9 million or $0.80 per Unit. These distributions were funded from proceeds from the sale of four properties with an aggregate sale price of $433.0 million.

Additionally, the estimated value of our real estate investments decreased by $8.1 million for the year ended December 31, 2021, primarily due to market conditions resulting from the Coronavirus pandemic and its effect on our one remaining retail property, Minneapolis Retail Center. The estimated liquidation value of this property was based on the contract sale price as of
December 31, 2021.

Lastly, during the year ended December 31, 2021, there was a $1.1 million decrease related to remeasuring assets and liabilities, including the liability for estimated costs in excess of estimated income during liquidation.

The remaining undistributed net assets in liquidation is $330.6 million as of December 31, 2021 or approximately $1.26 per Unit. This estimate included projections as of December 31, 2021 regarding the timing of the completion of the sale of our remaining property and the amount of sales proceeds that would be generated, as well as costs and expenses to be incurred during liquidation. Since December 31, 2021, the Company sold its final remaining property and paid distributions totaling
$1.22 per Unit to investors. Our remaining per Unit NAV was $0.04 as of March 17, 2022, which we expect to pay to investors after our wind-down is completed, later this year. There can be no certainty regarding the timing or the amount of any future distributions.

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

The remaining undistributed net assets in liquidation is $549.7 million as of December 31, 2020 or approximately $2.09 per Unit. This estimate included projections as of December 31, 2020 of timing and amounts of future sales, as well as costs and expenses to be incurred during liquidation.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our operation. During the disposition and liquidation stages, these include payments for certain services related to management of our investments and operations provided to us by the Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. See Note 8 — Related Party Transactions to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for additional information concerning our Related-Party Transactions and Agreements.

Off-Balance Sheet Arrangements

As of December 31, 2021 and December 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments and Subsequent Events

Minneapolis Retail Center

In March 2022, we sold Minneapolis Retail Center for a contract sales price of $150.0 million. The purchaser is not affiliated with us or our affiliates.

Liquidating Distribution

In March 2022, our Trustees declared and paid a liquidating distribution of $0.62 per Unit, following the sale of Minneapolis Retail Center. As a result of the $0.62 per Unit liquidating distribution, the per Unit NAV was reduced to $0.04 as of March 17, 2022.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk, currency risk and real estate valuation risk were the primary market risks to which we were exposed. Due to the sale of all of our international real estate investments and repayment of all of our outstanding debt, we no longer have exposure to these risks.

Item 8.  Financial Statements and Supplementary Data

HGR LIQUIDATING TRUST
CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis, Unaudited)
As of December 31, 2021 and 2020

	2021	2020
	(In thousands)
ASSETS
Investment property	$150,000	$597,200
Cash and cash equivalents	187,661	27,316
Restricted cash	19,281	3,581
Derivative instruments	—	70
Tenant and other receivables	3,962	12,219
Other assets	1,414	2,802
Total assets	$362,318	$643,188
LIABILITIES
Liabilities:
Accounts payable and accrued expenses	$23,484	$8,825
Due to affiliates	1,613	2,348
Other liabilities	690	8,587
Liability for estimated costs in excess of estimated income	5,885	8,010
Note payable	—	65,668
Total liabilities	31,672	93,438

Minority Interest	26	44

Net assets in liquidation	$330,620	$549,706
See notes to the consolidated financial statements.

HGR LIQUIDATING TRUST
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis, Unaudited)
For the Year Ended December 31, 2021 and For the Period from July 1, 2020 through December 31, 2020

	Year Ended December 31, 2021	Period from July 1, 2020 through December 31, 2020
	(In thousands)

Net assets in liquidation, beginning of period	$549,706	$1,463,820
Change in liquidation value of investments in real estate	(8,073)	(31,699)
Remeasurement of assets and liabilities, including costs in excess of estimated income	(1,096)	22,851
Net decrease in liquidation value	(9,169)	(8,848)
Liquidating distributions to unitholders	(209,917)	(905,266)
Changes in net assets in liquidation	(219,086)	(914,114)
Net assets in liquidation, end of period	$330,620	$549,706

See notes to the consolidated financial statements.

HGR LIQUIDATING TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Going Concern Basis - Unaudited)
For the Six Months Ended June 30, 2020 and For the Year Ended December 31, 2019

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
	(In thousands, except per share amounts)
Revenues:
Rental revenue	$61,632	$184,601
Other revenue	1,047	8,967
Total revenues	62,679	193,568
Expenses:
Property operating expenses	19,560	49,958
Real property taxes	8,661	24,805
Property management fees	1,466	4,718
Depreciation and amortization	—	30,566
Asset management fees	10,762	26,365
General and administrative expenses	3,904	8,287
Impairment losses	18,591	122,603
Total expenses	62,944	267,302
Other income (expenses):
Gain (loss) on derivative instruments	20,416	(3,838)
Gain (loss) on sale of real estate investments	68,206	406,277
Foreign currency gains (losses)	(4,984)	1,611
Interest expense	(4,319)	(28,809)
Other income (expenses)	1,191	1,595
Income (loss) before benefit (provision) for income taxes	80,245	303,102
Benefit (provision) for income taxes	(2,922)	(2,686)
Provision for income taxes related to sale of real estate	—	—
Net income (loss)	77,323	300,416
Net (income) loss attributable to noncontrolling interests	23	(35)
Net income (loss) attributable to common stockholders	$77,346	$300,381
Basic and diluted income (loss) per common share:	$0.29	$1.14
Weighted average number of common shares outstanding	264,131	264,131
Net comprehensive income (loss):
Net income (loss)	$77,323	$300,416
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,372)	46,367
Net comprehensive income (loss):	71,951	346,783
Net comprehensive (income) loss attributable to noncontrolling interests	39	(46)
Net comprehensive income (loss) attributable to common stockholders	$71,990	$346,737

See notes to the consolidated financial statements.

HGR LIQUIDATING TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Going Concern Basis - Unaudited)
For the Six Months Ended June 30, 2020 and For the Year Ended December 31, 2019
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

HGR LIQUIDATING TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis - Unaudited)
For the Six Months Ended June 30, 2020 and For the Year Ended December 31, 2019

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:	(In thousands)
Net income (loss)	$77,323	$300,416
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	481	38,540
Foreign currency (gains) losses	4,984	(1,611)
(Gain) on sale of real estate investments	(68,206)	(406,277)
Impairment losses	18,591	122,603
(Gain) loss on derivative instruments	(20,416)	3,838
Changes in assets and liabilities:
Change in other assets	2,512	2,976
Change in tenant and other receivables	(4,974)	1,234
Change in deferred leasing costs	(2,246)	(46,282)
Change in accounts payable and accrued expenses	(6,574)	(7,793)
Change in other liabilities	(2,944)	(7,823)
Change in due to affiliates	(4,508)	(1,998)
Net cash from (used in) operating activities	(5,977)	(2,177)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate investments, net	379,346	1,071,153
Capital expenditures at operating properties	(10,260)	(93,225)
Net cash from investing activities	369,086	977,928
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from noncontrolling interest	—	97
Redemption of common shares	(6,031)	(30,348)
Payment of issuer costs	(13)	(46)
Distributions paid to stockholders and noncontrolling interests	(32)	(675,787)
Proceeds from notes payable	—	324,000
Payments on notes payable	(226,046)	(466,683)
Change in security deposit liability	259	70
Deferred financing costs paid	(814)	(1,964)
Payments related to interest rate contracts	—	(29)
Net cash used in financing activities	(232,677)	(850,690)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,685	(119)
Net change in cash, cash equivalents, and restricted cash	132,117	124,942
Cash, cash equivalents and restricted cash, beginning of period	385,959	261,017
Cash, cash equivalents and restricted cash, end of period	$518,076	$385,959

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

The Company sold interests in 39 properties with an aggregate sale price of $5.4 billion from 2017 through 2021. The Company owned one remaining property, Minneapolis Retail Center, as of December 31, 2021. This property was sold on March 10, 2022, as described below.

The Trustees determined a per Unit net asset value (“NAV”) of $0.66 as of March 11, 2022. This per Unit NAV is $1.43 lower than the previously determined per Unit NAV of $2.09 as of December 31, 2020 primarily as a result of the $1.40 per Unit special distributions paid by the Company since that time. These distributions followed the sales of four of the five remaining properties in our real estate portfolio. We sold our final remaining property on March 10, 2022 and declared a special distribution of $0.62 per Unit that was paid in March 2022. The per Unit NAV was reduced to $0.04 as of March 17, 2022 following this distribution.

The Company declared distributions of $0.70 per Unit, per year for the period from October 2009 through December 2011 and $0.65 per Unit, per year from January 2012 through December 2018 totaling $6.09 per Unit in aggregate. Approximately $0.45 per Unit of these distributions declared for the year ended December 31, 2018 were designated as a return of a portion of the investors’ invested capital. Further, the Company has declared special distributions and/or liquidating distributions to date totaling $9.02 per Unit. In aggregate, the Company has paid total distributions of $15.11 per Unit to the investors from the inception of our fund to date. See “Note 7 — Distributions” for additional information regarding these distributions.

The Company sold interests in four properties for an aggregate sales price of $1.3 billion during 2019, and three properties through June 30, 2020 for an aggregate sales price of $445.9 million. Subsequent to the conversion to the Liquidation Trust on June 30, 2020, the Company sold two additional properties in the period from July 1, 2020 through December 31, 2020 for an aggregate sales price of $619.0 million for a total of five properties sold in 2020. Additionally, the Company sold interests in four real estate investments for aggregate sales price of $433.0 million during 2021. The Company owned one remaining property, Minneapolis Retail Center, as of December 31, 2021. This property was sold on March 10, 2022 for an aggregate sales price of $150.0 million.

Noncontrolling Interests

On January 7, 2009, the Company and Hines Global REIT Associates Limited Partnership (“HALP”), an affiliate of the Advisor, formed Hines Global REIT Properties, LP (the “Operating Partnership”). The Company conducts most of its operations through the Operating Partnership. On January 14, 2009, the Company and HALP made initial capital contributions to the Operating Partnership of $10,000 and $190,000, respectively and accordingly, HALP owned a 95.0% noncontrolling interest in the Operating Partnership. As of December 31, 2021 and 2020, HALP owned a 0.01% and 0.01% interest in the Operating Partnership, respectively.

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

As a result of the change to the liquidation basis of accounting, the Company’s financial statements as of and for the year ended December 31, 2021 are presented using the liquidation basis of accounting. Additionally, the Company’s financial statements as of and for the year ended December 31, 2020 are presented using two different presentations. For the liquidation basis of accounting, a consolidated statement of net assets is presented, which represents the estimated liquidation value available to trustees upon liquidation. In addition, a consolidated statement of changes in net assets reflects changes in net assets for the year ended December 31, 2021 and from the original estimated values as of July 1, 2020 through December 31, 2020.

The consolidated statements of operations and comprehensive income (loss), consolidated statement of changes in equity and statements of cash flow for the periods ended June 30, 2020 and December 31, 2019 included in this Annual Report on Form 10-K are presented based on a going concern basis, which contemplated the realization of assets and liabilities in the normal course of business. The Company no longer presents a Consolidated Balance Sheet, a Consolidated Statement of Operations and Comprehensive Income (Loss), a Consolidated Statement of Changes in Equity or a Consolidated Statement of Cash Flows.

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

These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement accounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. Foreign currency transaction gains and losses are recorded in foreign currency gains (losses) on the Consolidated Statement of Operations and result from the effect of changes in exchange rates on transactions denominated in currencies other than a subsidiary’s functional currency, including transactions between consolidated subsidiaries. An exception is made where an intercompany loan or advance is deemed to be of a long-term investment nature, in which instance foreign currency transaction gains or losses are included as currency translation adjustments and are reported in the Consolidated Statement of Equity as accumulated other comprehensive gains or losses. During the year ended December 31, 2019, the Company sold FM Logistic. Upon the disposal of this property, the Company realized a loss of $36.8 million related to the currency translation adjustment, which was included in the gain (loss) on the sale of real estate investments in its consolidated statement of operations. During the year ended December 31, 2020, the Company sold Perspective Defense. Upon the disposal of this property, the Company realized a loss of $7.8 million related to the currency translation adjustment, which was included in the gain (loss) on the sale of real estate investments in its consolidated statement of operations. As of December 31, 2021, the Company did not own any international real estate investments.

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

For the six months ended June 30, 2020, the Company determined that three of its remaining properties were impaired by $18.6 million based on such assets having carrying values that exceeded their estimate sales price less costs to sell based on the offers received (level 2 inputs). See Note 9 — Fair Value Measurement for more information.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with an original maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

Restricted cash was $19.3 million at December 31, 2021, which related to amounts escrowed for the payment of Value-Added Taxes (“VAT”) related to the sale of New City in November 2021. The Company paid the VAT liability in January 2022.

Concentration of Credit Risk

As of December 31, 2021, the Company had cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents or restricted cash.

In addition, as of December 31, 2021, the Company had $6.8 million of cash and cash equivalents deposited in certain financial institutions located in the United Kingdom, Poland, Australia, and France. Management regularly monitors the financial stability of these financial institutions in an effort to manage its exposure to any significant credit risk in cash and cash equivalents.

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

The Company had no tenant inducement amortization for the six months ended June 30, 2020. Tenant inducement amortization was $8.9 million for the year ended December 31, 2019, and was recorded as an offset to rental revenue. The Company recorded no amortization expense related to other direct leasing costs for the six months ended June 30, 2020. Amortization expense related to other direct leasing costs were $2.4 million for the year ended December 31, 2019. In addition, no amortization was recorded after July 2019 due to the Company’s properties being classified as held for sale.

Deferred Financing Costs - Going Concern Basis

Deferred financing costs consist of direct costs incurred in obtaining debt financing (see Note 6 — Debt Financing).  These fees are presented as a reduction to the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements.  In total, deferred financing costs (net of amortization) were $2.0 million as of June 30, 2020.  These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations.  The Company had no amortized interest expense.

Revenue Recognition

ASU 2014-09 requires the use of a five-step model to recognize revenue from contracts with customers. The five-step model requires that the Company identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when it satisfies the performance obligations. Management has concluded that the majority of the Company’s total revenue, with the exception of gains and losses from the sale of real estate, consist of rental income from leasing arrangements, which is specifically excluded from the standard. Excluding gains and losses on the sale of real estate (as discussed further below), the Company concluded that its remaining revenue streams were immaterial and, as such, the adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements.

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

Income Taxes

The Company elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) through June 30, 2020, when it transferred all of its assets and liabilities to the Liquidating Trust.  The Company’s management believes that the Company operated in such a manner as to qualify for treatment as a REIT until June 30, 2020. Accordingly, no provision has been made for U.S. federal income taxes for the six months ended June 30, 2020, and year ended December 31, 2019 in the accompanying consolidated financial statements. In 2021, 2020 and 2019 income tax expense recorded by the Company was primarily comprised of foreign income taxes related to the operation of its international properties. All periods from December 31, 2018 through December 31, 2021 are open for examination by the IRS. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

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

3. LIABILITY FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED INCOME DURING LIQUIDATION

The liquidation basis of accounting requires the Company to accrue estimated income and costs associated with the completion of its liquidation. As a basis for its assumptions, the Company has used September 1, 2022 as the date by which it currently expects to liquidate, although there can be no assurance that it will meet such timing. Additionally, these estimates can vary significantly due to, among other things, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. The table below summarizes changes in the liability for estimated costs in excess of estimated income between January 1, 2021 and December 31, 2021 (in thousands):

	January 1, 2021	Amounts Incurred	Remeasurement of Amounts		December 31, 2021
Assets:
Net rental income	$22,000	$(23,406)	$3,406	(1)	$2,000
Liabilities:
General and administrative expenses	(10,000)	5,563	137		(4,300)
Asset management fees	(7,000)	6,391	9		(600)
Closing costs and credits	(13,010)	9,330	695		(2,985)
Total liability for estimated costs in excess of estimated income during liquidation	$(8,010)	$(2,122)	$4,247		$(5,885)

(1)The increase in the net rental income is primarily due to changes in the projected sale timing of certain of the Company's properties.

The table below summarizes changes in the liability for estimated costs in excess of estimated income between July 1, 2020 and December 31, 2020 (in thousands):

	July 1, 2020	Amounts Incurred	Remeasurement of Amounts		December 31, 2020
Assets:
Net rental income	$52,000	$(16,200)	$(13,800)	(1)	$22,000
Liabilities:
General and administrative expenses	(15,300)	2,960	2,340		(10,000)
Asset management fees	(16,700)	5,097	4,603		(7,000)
Closing costs and credits	(43,238)	25,747	4,481		(13,010)
Total liability for estimated costs in excess of estimated income during liquidation	$(23,238)	$17,604	$(2,376)		$(8,010)

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

The values of the Company’s assets and liabilities were adjusted from the going concern basis as June 30, 2020, to the liquidation basis as of July 1, 2020. The net increase of $142.1 million was mostly attributed to remeasuring the Company’s remaining seven properties as well as other assets and liabilities at their the net realizable value. The net realizable value of the Companies properties was based on third party appraisals and other assets and liabilities were based on their estimated net realizable value.

Changes in Net Assets

Net assets in liquidation decreased by $219.1 million during the year ended December 31, 2021. The reduction is primarily due to liquidating distributions paid to investors totaling $209.9 million or $0.80 per share. These distributions were funded from proceeds from the sale of four properties with an aggregate sale price of $433.0 million.

Additionally, the estimated value of our real estate investments decreased by $8.1 million for the year ended December 31, 2021, primarily due to market conditions resulting from the Coronavirus pandemic and its effect on our one remaining retail property, Minneapolis Retail Center. The estimated liquidation value of this property was based on the contract sale price as of December 31, 2021.

Lastly, during the year ended December 31, 2021, there was a $1.1 million decrease related to the remeasurement of assets and liabilities, including the estimate of costs in excess of income during liquidation.

The remaining undistributed net assets in liquidation was $330.6 million as of December 31, 2021 or approximately $1.26 per Unit. This estimate included projections as of December 31, 2021 regarding the timing of the completion of the sale of the Company’s remaining property and the amount of sales proceeds that would be generated, as well as costs and expenses to be incurred during liquidation. Since December 31, 2021, the Company sold its final remaining property and paid distributions totaling $1.22 per Unit to the unitholders. The Company’s remaining per Unit NAV was $0.04 as of March 17, 2022, which the Company expects to pay to unitholders after the Company’s wind-down is completed, later this year. There can be no certainty regarding the timing or the amount of any future distributions.

Net assets in liquidation decreased by $914.1 million during the period from July 1, 2020 to December 31, 2020. The reduction is primarily due to liquidating distributions paid to investors totaling $905.3 million or $3.45 per share. These distributions were funded from proceeds from the sale of five properties with an aggregate sale price of $1.1 billion.

Additionally, the estimated value of our real estate investments decreased by $31.7 million between July 1, 2020 and December 31, 2020, primarily due to market conditions resulting from the Coronavirus pandemic. The estimated liquidation values of the Company’s remaining properties as of December 31, 2020 was based on negotiated sale prices or other market conditions and assumptions as of December 31, 2020. The net assets in liquidation at December 31, 2020, presented on an undiscounted basis, includes five real estate investments valued at $597.2 million.

Lastly, during the period from July 1, 2020 through December 31, 2020, there was a $22.9 million increase related to the remeasurement of assets and liabilities, including the estimate of costs in excess of income during liquidation.

The remaining undistributed net assets in liquidation was $549.7 million as of December 31, 2020 or approximately $2.09 per Unit. This estimate of liquidating distributions included projections of timing and amounts of the future sales, as well as costs and expenses to be incurred during liquidation.

5. INVESTMENT PROPERTY - Going Concern Basis

Recent Dispositions of Real Estate Investments

The Company sold three properties for an aggregate gain of $68.2 million during the six months ended June 30, 2020, and four properties for an aggregate gain of $406.3 million during the year ended December 31, 2019. The table below provides information regarding each of the properties sold during the six months ended June 30, 2020, and year ended December 31, 2019, including the acquisition/completed construction price, and contract sales price (in millions).

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

(1)The acquisition price for Perspective Defense of approximately €126.5 million was converted to USD based on an exchange rate of $1.31 per EUR as of the transaction date. The sales price of approximately €129.8 million was converted to USD based on an exchange rate of $1.12 per EUR as of the transaction date.

Subsequent to the formation of the Liquidation Trust on June 30, 2020, the Company sold two properties in the period from July 1, 2020 to December 31, 2020 for a total of five properties in 2020. The Company sold four properties during the year ended December 31, 2021.

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

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2021, the approximate fixed future minimum rentals for each of the years ending December 31, 2022 through 2026 and thereafter were as follows (in thousands):

Fixed Future Minimum Rentals
2022	$11,829
2023	11,809
2024	9,501
2025	8,289
2026	6,697
Thereafter	14,201
Total	$62,326

During the years ended December 31, 2021, 2020, and 2019, the Company did not earn more than 10% of its total rental revenue from any individual tenant, respectively.

For the six months ended June 30, 2020, there was no amortization expense of in-place leases. Amortization expense of in-place leases was $9.9 million for the year ended December 31, 2019. For the six months ended June 30, 2020, there was no amortization of out-of-market leases. Amortization of out-of-market leases resulted in an increase to rental revenue of approximately $2.7 million for the year ended December 31, 2019.

6. DEBT FINANCING

As of December 31, 2020, the Company had one outstanding mortgage loan in the amount of $65.7 million related to New City. This mortgage loan was assumed by the buyer of the property in November 2021 in conjunction with the sale of the property and subsequently paid off. The Company had no loans outstanding as of December 31, 2021.

7.  DISTRIBUTIONS

As described previously, the Company declared distributions of $0.70 per Unit, per year for the period from October 2009 through December 2011 and $0.65 per Unit, per year from January 2012 through December 2018 totaling $6.09 per Unit in aggregate. Approximately $0.45 per Unit of these distributions declared for the year ended December 31, 2018 were designated as a return of a portion of the investors’ invested capital as described further below. Further, on July 17, 2018, in connection with the investor approval of the Plan of Liquidation, the board of directors determined to suspend indefinitely the distribution reinvestment plan effective as of August 31, 2018. As a result of the suspension of the distribution reinvestment plan, all distributions paid after August 31, 2018 have been paid to investors in cash. Additionally, the Company declared special distributions and/or liquidating distributions to date totaling $9.02 per Unit, each of which is described further below. In aggregate, the Company has paid total distributions of $15.11 per Unit to our investors from the inception of our fund to date.

From 2018 through March 2022, the Company paid aggregate Return of Capital Distributions or Liquidating Distributions to investors totaling approximately $9.47 per Unit, which represented a return of a portion of the investors’ invested capital. These Return of Capital Distributions reduced the investors’ remaining investment in the Company and were made up of the following:

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
•a $0.80 per Unit special distribution declared to all investors of record as of September 29, 2021 and paid in September 2021.
•a $0.60 per Unit special distribution declared to all investors of record as of January 12, 2022, and paid in January 2022.
•a $0.62 per Unit special distribution declared to all investors of record as of March 17, 2022, and paid on or around March 22, 2022.

The table below outlines the Company’s total distributions declared to investors and noncontrolling interests for the years ended December 31, 2021, 2020 and 2019 (in thousands).

	Unitholders				Noncontrolling Interests
Distributions for Year Ended	Cash Distributions	Distributions Reinvested	Total Declared (1)	Distributions Declared per Unit	Total Declared
December 31, 2021	$209,917	$—	$209,917	$0.80	$17
December 31, 2020	$905,266	$—	$905,266	$3.45	$254
December 31, 2019	$661,238	$—	$661,238	$2.50	$53

(1)Includes Return of Capital Distributions as described above.

8.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Incurred During the Years Ended December 31,
Type and Recipient	2021	2020	2019
Asset Management Fee- the Advisor and affiliates of Hines	$6,391	$15,859	$26,365
Disposition Fee- the Advisor	$4,410	$11,137	$12,753
Other (1)	$4,859	$7,192	$5,393
Property Management Fee- Hines	$1,169	$1,910	$4,011
Development/ Construction Management Fee- Hines	$—	$13	$2,230
Leasing Fee- Hines	$511	$339	$1,479
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	$1,829	$3,771	$7,546

(1)Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and offering costs.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

The table below outlines fees and expense reimbursement amounts unpaid by the Company to Hines and its affiliates as of December 31, 2021 and 2020 (in thousands):

	Unpaid as of December 31,
Type and Recipient	2021	2020
Asset Management Fee- the Advisor and affiliates of Hines	$(34)	$777
Disposition Fee- the Advisor	—	—
Other (1)	1,194	1,255
Property Management Fee- Hines	—	38
Development/ Construction Management Fee- Hines	—	—
Leasing Fee- Hines	278	90
Expense Reimbursement- Hines (with respect to management and operations of the Company’s properties)	175	276
Due to Affiliates	$1,613	$2,436

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

Disposition Fee – The Advisor or its affiliates were paid a disposition fee of 1.0% of the sales price of any real estate investments sold or 1.0% of the Company’s pro rata share of the sales price with respect to the Company’s indirect investments. The Company’s disposition fees related to the sales of wholly-owned properties are included in the Gain (loss) on sale of real estate investments in the Consolidated Statement of Operations and Comprehensive Income (loss).

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

Property Management and Leasing Agreements

The Company paid Hines fees for the management and leasing of some of its properties. Property management fees were equal to a market-based percentage of the gross revenues of the properties managed by Hines or the amount of property management fees recoverable from tenants of the properties managed by Hines under their leases. In addition, if Hines provided leasing services with respect to a property, the Company paid Hines leasing fees which are usual and customary for that type of property in that geographic area. The Company generally was required to reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs was the cost of personnel and overhead expenses related to such personnel located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same related to or supported the performance of Hines’ duties under the agreement.

From time to time, Hines performed construction management services for the Company for both re-development activities and tenant construction. These fees are considered incremental to the construction effort and were capitalized to the associated real estate project as incurred. Costs related to tenant construction were depreciated over the estimated useful life. Costs related to redevelopment activities were depreciated over the estimated useful life of the associated project. Leasing activities were generally performed by Hines on the Company’s behalf. Leasing fees were capitalized and amortized over the life of the related lease. Generally, as compensation for providing development management services, Hines was paid a fee equal to 3% of the development project costs and as compensation for providing construction management services, an affiliate of Hines was paid a contractor’s fee of 5% of the total construction costs of the project.

Fees for Other Services

The Company retains certain of the Advisor’s affiliates, from time to time, for services relating to the Company’s investments or operations, which may include corporate services, statutory services, transaction support services (including but not limited to coordinating with brokers, lawyers, accountants and other advisors, assembling relevant information, conducting financial and market analyses, and coordinating closing procedures) and loan management and servicing, and within one or more such categories, providing services in respect of asset and/or investment administration, accounting, technology, tax preparation, finance (including but not limited to budget preparation and preparation and maintenance of corporate models), treasury, operational coordination, risk management, insurance placement, human resources, legal and compliance, valuation and reporting-related services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, property, title and/or other types of insurance, management consulting and other similar operational matters. Any fees paid to the Advisor’s affiliates for any such services did not reduce the asset management fee otherwise payable to the Advisor. Any such arrangements will be at market rates.

9.  FAIR VALUE MEASUREMENTS - Going Concern Basis

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties, Bank Zachnodni WBK and ING Capital Markets. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2020 and December 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company determined its derivative valuations were classified in Level 2 of the fair value hierarchy.

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

The changes in assumptions resulted in the net book value of the assets exceeding the projected undiscounted cash flows for the property. As a result, the assets were written down to fair value. The following table summarizes activity for the Company’s assets measured at fair value, on a non-recurring basis, for the six months ended June 30, 2020 and year ended December 31, 2019 (in thousands).

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

10. REPORTABLE SEGMENTS - Going Concern Basis

Prior to the conversion to the Liquidating Trust in June 2020, management viewed each of its real estate investments as an operating segment and aggregated them into four reportable segments based on the location of the segment and the underlying asset class. Subsequent to the conversion to the Liquidating Trust, the Company’s business has been, and will continue to be, to sell its assets in an orderly fashion and therefore it determined to no longer make operating decisions or assess performance in separate segments. Accordingly, the Company has only one reporting and operating segment subsequent to June 30, 2020.

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

The tables below provide additional information related to each of the Company’s segments, geographic location and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments (all amounts are in thousands, except for percentages):

	Six Months Ended June 30,	Year Ended December 31,
	2020	2019
Total Revenue
Domestic office investments	$5,408	$63,537
Domestic other investments	30,327	75,323
International office investments	26,944	50,870
International other investments	—	3,838
Total Revenue	$62,679	$193,568

For the six months ended June 30, 2020, and year ended December 31, 2019, the Company’s total revenue was attributable to the following countries:

	Six Months Ended June 30,	Year Ended December 31,
	2020	2019
United States	57%	72%
United Kingdom	28%	15%
Poland	9%	5%
Russia	5%	5%
France	1%	3%

For the six months ended June 30, 2020, and the year ended 2019, the Company’s property revenues in excess of expenses by segment was as follows:

	Six Months Ended June 30,	Year Ended December 31,
	2020	2019
Property revenues in excess of expenses (1)
Domestic office investments	$2,436	$39,350
Domestic other investments	15,648	45,774
International office investments	15,210	26,249
International other investments	(302)	2,714
Total property revenues in excess of expenses	$32,992	$114,087

(1)Revenues less property operating expenses, real property taxes and property management fees.

For the six months ended June 30, 2020, and the year ended December 31, 2019 the Company’s reconciliation to the Company’s property revenues in excess of expenses is as follows:

	Six Months Ended June 30,	Year Ended December 31,
	2020	2019
Reconciliation to property revenues in excess of expenses
Net income (loss)	$77,323	$300,416
Depreciation and amortization	—	30,566
Asset management and acquisition fees	10,762	26,365
General and administrative expenses	3,904	8,287
Impairment Losses	18,591	122,603
(Gain) loss on derivatives	(20,416)	3,838
(Gain) loss on sale of real estate investments	(68,206)	(406,277)
Foreign currency (gains) losses	4,984	(1,611)
Interest expense	4,319	28,809
Other (income) expenses	(1,191)	(1,595)
(Benefit) provision for income taxes	2,922	2,686
Provision for income taxes related to the sale of real estate	—	—
Total property revenues in excess of expenses	$32,992	$114,087

11. SUPPLEMENTAL CASH FLOW DISCLOSURES - Going Concern Basis

Supplemental cash flow disclosures for the six months ended June 30, 2020 and the year ended December 31, 2019 (in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4,448	$27,079
Cash paid for income taxes	$770	$2,376
Supplemental Schedule of Non-Cash Activities
Other receivables	$632	$551
Shares tendered for redemption	$—	$699
Assumption of mortgage upon disposition of property	$78,519	$—
Accrued capital additions	$280	$4,492
Disposition fee payable to the Advisor	$—	$7,976

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

13. SUBSEQUENT EVENTS

Minneapolis Retail Center

In March 2022, the Company sold Minneapolis Retail Center for a contract sales price of $150.0 million. The purchaser is not affiliated with the Company or its affiliates.

Liquidating Distribution

In March 2022, the Company’s Trustees declared a liquidating distribution of $0.62 per Unit, following the sale of Minneapolis Retail Center. As a result of the $0.62 per Unit liquidating distribution, the per Unit NAV was reduced to $0.04 as of March 17, 2022.

*****

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2021 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2021, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 31, 2022

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.  Trustees, Executive Officers and Corporate Governance

As noted previously, we currently have no directors. We are administered by our trustees. For the period from January 1, 2020 through June 30, 2020, all of our trustees, with the exception of Mr. Steinbach, were directors of Hines Global REIT, Inc. References to our trustees and our Board in this report mean our trustees and our board of trustees for the periods after June 30, 2020 and mean the directors and the board of directors of Hines Global REIT, Inc. for the period prior to June 30, 2020. As of the date of this report, our trustees, their ages, their year first elected, their business experience and principal occupation, their directorships in public corporations and investment companies are as follows:

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Jeffrey C. Hines, Trustee and Chief Executive Officer	66	2008	Mr. Hines joined Hines in 1982. Mr. Hines is the Co-owner, Chairman and Chief Executive Officer of Hines. He has served as the Chairman of our Board and as Chairman of the managers of the general partner of our Advisor since December 2008. Mr. Hines has served as the Chairman of the board of directors of Hines Global Income Trust, Inc. (“Hines Global Income Trust”) and Chairman of the managers of the general partner of HGIT Advisors LP (“HGIT LP”), the advisor to Hines Global Income Trust, since July 2013 and as the Chief Executive Officer of Hines Global Income Trust and HGIT LP since December 31, 2019. Mr. Hines also served as the Chairman of the board of directors of Hines Real Estate Investment Trust, Inc. (“Hines REIT”) and the Chairman of the managers of the general partner of Hines Advisors Limited Partnership (“HALP”), the advisor to Hines REIT, from August 2003 through the liquidation and dissolution of Hines REIT in August 2018. He also served as a member of the management board of the Hines US Core Office Fund LP (the “Core Fund”) since August 2003 through the liquidation and dissolution of the Core Fund in December 2018. He is also the co-owner and President and Chief Executive Officer (“CEO”) of the general partner of Hines and is a member of Hines’ Executive Committee. Mr. Hines is responsible for overseeing all firm policies and procedures as well as day-to-day operations of Hines. He became President of the general partner of Hines in 1990 and CEO of the general partner of Hines in January 2008 and has overseen a major expansion of the firm’s personnel, financial resources, domestic and foreign market penetration, products and services. He has been a major participant in the development of the Hines domestic and international acquisition program and currently oversees a portfolio of $83.6 billion in assets under management. Mr. Hines graduated from Williams College with a B.A. in Economics and received his M.B.A. from Harvard Business School.

We believe that Mr. Hines’ career, spanning more than 38 years in the commercial real estate industry, including his leadership of Hines, and the depth of his knowledge of Hines and its affiliates, qualifies him to serve on our Board.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
David L. Steinbach, Trustee	45	2020
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

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Charles M. Baughn, Trustee	67	2008	Mr. Baughn joined Hines in 1984 and retired from Hines in December 2019. Mr. Baughn has served as a member of our Board and as a manager of the general partner of our Advisor since December 2008. Additionally, from July 2013 through September 2019, Mr. Baughn served as a member of the board of directors of Hines Global Income Trust and as a member of the general partner of HGIT LP. In addition, Mr. Baughn was a member of the board of directors of Hines REIT from April 2008 and was a manager of the general partner of HALP from August 2003 until the liquidation and dissolution of Hines REIT in August 2018. He also served as CEO of Hines REIT and the general partner of HALP from August 2003 through April 1, 2008. He has served as the Senior Managing Director of the general partner of Hines since 2012. Additionally, Mr. Baughn served as the CFO of the general partner of Hines from 2012 to 2018. As CFO, Mr. Baughn was responsible for overseeing Hines’ business operations, such as balance sheet related activities and bank and other debt financing. Previously, he also has served as an Executive Vice President and CEO-Capital Markets Group of the general partner of Hines from April 2001 through 2012 and, as such, was responsible for overseeing Hines’ capital markets group, which raises, places and manages equity and debt for Hines projects in the U.S. and internationally. Mr. Baughn is also a director of Hines Securities, Inc. and was a member of the Hines’ Executive Committee until June 2019. Until May 2015, Mr. Baughn also served as the CEO of Hines Securities, Inc. Mr. Baughn also served as a member of the management board of the Core Fund from 2003 until the liquidation and dissolution of the Core Fund in December 2018. During his tenure at Hines, he has contributed to the development or redevelopment of over 9 million square feet of office and special use facilities in the southwestern United States. He graduated from the New York State College of Ceramics at Alfred University with a B.A. and received his M.B.A. from the University of Colorado.

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

Mr. Mitchell currently serves on the boards of Ring Energy, Inc., a public exploration and production company, and EPIC Midstream Holdings GP, LLC, a private midstream crude and NGL infrastructure company. He previously served on the board of directors of Sundance Energy, Inc., a public exploration and production company, EnLink Midstream Partners, LP and EnLink Midstream, LLC. Mr. Mitchell graduated from Bob Jones University with a B.S. in Accounting.

We believe Mr. Mitchell’s significant leadership experience at four public companies qualifies him to serve on our Board. In addition, through his previous experience in public accounting, Mr. Mitchell is able to provide valuable insight with respect to financial reporting processes and our system of internal controls.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
John S. Moody, Independent Trustee	73	2009	Mr. Moody has served as an independent trustee since June 2009. Mr. Moody has been President of Parkside Capital, LLC in Houston since January 2006. Parkside Capital, LLC is the general partner and manager of Parkside Capital Land Fund, LTD., a Texas real estate private equity firm which invests in raw land in high growth markets in Texas. From January 2004 to December 2005, Mr. Moody was the President and CEO of HRO Asset Management, LLC, a real estate advisory business headquartered in New York City, where he oversaw the acquisition of $850 million of real estate assets. From September 2001 to December 2003, he was the President of Marsh & McLennan Real Estate Advisors, Inc., where he developed the real estate strategy for the Marsh & McLennan Companies, including directing the execution of all real estate leases, projects and transactions. Mr. Moody was also the President and CEO of Cornerstone Properties, Inc., a publicly-held equity REIT which acquired, developed and operated large scale Class A office buildings in major metropolitan markets throughout the U.S. During his tenure at Cornerstone, assets grew from $500 million to $4.8 billion. From 1991 to 1995, Mr. Moody was the President and CEO of Deutsche Bank Realty Advisors, Inc., where he oversaw a $2 billion equity and debt portfolio. Mr. Moody has been a member of the board of directors of Huron Consulting Group (NASDAQ: HURN), a publicly-held integrated strategic services provider since October 2005. Since September 2006, he has been a member of the board of directors of Potlatch Corporation (NYSE: PCH), a publicly-held REIT with approximately 1.6 million acres of forestland. He became the Vice Chairman of the board of directors of Potlatch in January 2009. Mr. Moody also has served as the Chairman of the board of directors of Four Corners Property Trust Inc. (NYSE: FCPT) since November 2015. Mr. Moody was a member of the board of directors and Chairman of the Compensation Committee of CRIIMI MAE, Inc., a publicly-held REIT, from January 2004 to January 2006. He was also a member of the board of directors and Chairman of the Compensation Committee of Keystone Property Trust, a publicly-held REIT, from 2001 to 2004. Mr. Moody graduated from Stanford University with a B.S. and received his J.D. with honors from the University of Texas.

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

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Peter Shaper, Independent Trustee	56	2009	Mr. Shaper has served as an independent trustee since June 2009. He served as a director and member of the audit committee of HMS from May 2012 through October 2020. Since 2012, Mr. Shaper also has served as the Chairman and CEO of Greenwell Energy Solutions, an independent specialty chemical supplier to the upstream oil and gas industry. Additionally, he is a founding partner of Genesis Park LP, a Houston-based private equity firm which was founded in 2000 and primarily focuses on buyouts, partnering strategies with public corporations and growth financing bringing each company capital, commercial execution capabilities and a depth of experience in mergers and acquisitions. Mr. Shaper also was the CEO of Harris CapRock Communications, Inc., a global provider of broadband communications to remote locations via satellite with revenues of over $300 million from 2002 through June 2011, when he resigned. From 1998 to 2000, Mr. Shaper was the president of Donnelley Marketing, a Division of First Data Corporation, where he was directly responsible for the turnaround and eventual sale of the $100 million revenue database marketing company to a strategic buyer. In 1996, Mr. Shaper helped found the Information Management Group, (“IMG”), as its Executive Vice President of Operations and CFO. IMG grew to over $600 million in revenue during Mr. Shaper’s tenure. Prior to joining IMG, Mr. Shaper was with a Dallas-based private equity firm, where he was responsible for investments in numerous technology-oriented companies, as well as assisting those companies with developing long-term strategies and financial structures. Mr. Shaper also has several years’ experience with the international consulting firm McKinsey & Company. Mr. Shaper graduated from Stanford University with a B.S. in industrial engineering and received his M.B.A. from Harvard Business School.

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

As of the date of this report, our executive officers (other than Mr. Hines, who serves on our Board and is included in the earlier list of our trustees), their ages and their experiences are as follows:

Name and Title	Age	Experience

J. Shea Morgenroth, Chief Financial Officer	46	Mr. Morgenroth has served as CFO for us and the general partner of our Advisor since June 2019. Mr. Morgenroth joined Hines in October 2003, and is a Senior Vice President - Controller and the CFO of Investment Management at Hines, a position he has held since April 2019. Prior to that, he was a Vice President - Controller for Hines since July 2012. Mr. Morgenroth also has served as the CFO of Hines Global Income Trust and the general partner of HGIT LP since June 2019. Since November 2011, Mr. Morgenroth served as the CAO and Treasurer for Hines Global and the general partner of the Advisor. Mr. Morgenroth has served as CAO and Treasurer for Hines Global Income Trust and the general partner of HGIT LP from July 2013 until June 2019. Mr. Morgenroth also served as CAO and Treasurer of Hines REIT and the general partner of HALP from November 2011 through the liquidation and dissolution of Hines REIT in August 2018. In these roles, Mr. Morgenroth has been responsible for the oversight of the treasury, accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. Prior to his appointment as CAO and Treasurer for Hines Global, Mr. Morgenroth served as a Senior Controller for Hines Global and the general partner of the Advisor from December 2008 until November 2011 and for Hines REIT and the general partner of HALP from January 2008 until November 2011 and as a Controller for Hines REIT and the general partner of HALP from October 2003 to January 2008. In these roles, he was responsible for the management of the accounting, financial reporting and SEC reporting functions. Prior to joining Hines, Mr. Morgenroth was a manager in the audit practices of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a B.B.A. in Accounting from Texas A&M University and is a Certified Public Accountant.

A. Gordon Findlay, Secretary	46
Mr. Findlay has served as Secretary for us and the general partner of our Advisor since March 2020. Mr. Findlay joined Hines in November 2006. Mr. Findlay has served as a Vice President - Controller for Hines since October 2016 and as a Senior Controller for Hines from 2012 until October 2016. In these roles, he has been involved with managing the accounting, financial reporting and SEC reporting functions related to Hines Global, Hines Global Income Trust, and Hines REIT. Mr. Findlay has served as CAO and Treasurer of Hines Global Income Trust, and the general partner of HGIT LP since June 2019. Prior to joining Hines, Mr. Findlay spent six years in the audit practice of Ernst & Young LLP, serving public and private clients in various industries. He holds a Bachelor of Business Administration degree in Accounting from University of Houston - Downtown and is a Certified Public Accountant.

Item 11.  Executive Compensation

Trustee Compensation

The following table sets forth information regarding compensation paid to or earned by our trustees during 2021.

2021 Trustee Compensation

Name	Fees Earned or Paid in Cash	Aggregate Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Jack L. Farley	$52,000	$—	$—	$—	$—	$—	$52,000
Thomas L. Mitchell	$52,000	$—	$—	$—	$—	$—	$52,000
John S. Moody	$52,000	$—	$—	$—	$—	$—	$52,000
Peter Shaper	$52,000	$—	$—	$—	$—	$—	$52,000
Jeffery C. Hines, Charles M. Baughn, and David L. Steinbach (1)	$—	$—	$—	$—	$—	$—	$—

(1)Messrs. Hines and Baughn, and Mr. Steinbach, who are employees of Hines, receive no compensation for serving as members of our Board.

We paid our independent trustees an annual retainer of $50,000, and a fee of $2,000 for each meeting of the Board attended in person for the year ended December 31, 2021 and a fee of $1,000 for each Board meeting attended via teleconference, regardless of its length.

Subsequent to the formation of the Liquidating Trust on June 30, 2020, there were no committees of our Board and, accordingly, no additional committee retainers or fees were paid thereafter.

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

Compensation Committee Interlocks and Insider Participation

Subsequent to the formation of the Liquidating Trust on June 30, 2020, when Hines Global REIT, Inc. transferred all of its assets and liabilities to us, we no longer have a Compensation Committee. The functions of the Compensation Committee are now administered by our independent trustees.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 Ownership

The following table shows, as of March 26, 2022, the amount of our common units beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of our outstanding common units, (2) our trustees, (3) our executive officers, and (4) all of our trustees and executive officers as a group. Except as otherwise indicated, all units are owned directly, and the owner of such units has the sole voting and investment power with respect thereto.

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

*    Amount represents less than 1%

(1)The address of each person listed is c/o HGR Liquidating Trust, 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6618.

(2)For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person is deemed to have “beneficial ownership” of units of our stock that the person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding units of the Company’s stock held by each person or group of persons named in the table, any units that such person or persons have the right to acquire within 60 days of March 26, 2022 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other persons.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Our Advisor

We do not have employees. Subject to the supervision of our board of trustees, our day-to-day operations are conducted by our Advisor in accordance with the Advisory Agreement. Our Advisor is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, Jeffrey C. Hines, one of our trustees. All of our executive officers are employed by, and all of our executive officers actively participate in, the management of our Advisor and its affiliates. Jeffrey C. Hines serves as the Chairman of the Managers of the general partner of our Advisor and Charles M. Baughn and David L. Steinbach serve as Managers of the general partner of our Advisor.

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

The following summarizes fees our Advisor earned under the Advisory Agreement and the Prior Advisory Agreement during 2021:

•Under the Advisory Agreement, we pay our Advisor a monthly asset management fee equal to 0.09375% of the net equity capital we have invested in real estate investments at the end of each month. The Advisor earned $6.4 million in asset management fees during the year ended December 31, 2021.

•Under the Advisory Agreement, we pay our Advisor a disposition fee equal to 1.0% of (i) the sales price of any real estate investments sold, held directly by us, or (ii) when we hold investments indirectly through another entity, our pro rata share of the sales price of the real estate investment sold by that entity. The Advisor earned $4.4 million in disposition fees during the year ended December 31, 2021 related to the sale of four of our properties.

•Likewise, under the Advisory Agreement, we may reimburse our Advisor and its affiliates for certain expenses they incur in connection with administrative and operating services they provide to us. In 2021, our Advisor incurred $4.9 million in expenses, such as general and administrative expenses, on our behalf, which were reimbursed by us. See “Hines - Property Management Agreements” below for additional information concerning expense reimbursements to Hines.

We also agreed to indemnify our Advisor against losses it incurs in connection with its performance of its obligations under the Advisory Agreement, subject to terms and conditions in the Advisory Agreement.

Hines

Property Management Agreements

Hines or its affiliates managed some of our properties. We paid Hines property management fees, leasing fees, tenant construction fees and other fees customarily paid to a property manager. Hines is wholly-owned by Jeffrey C. Hines.

During the year ended December 31, 2021, Hines earned the following amounts pursuant to property management agreements under which Hines managed some of our properties:

•$1.2 million in property management fees;

•$0.5 million in leasing commissions; and

•$1.8 million for all costs Hines incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same related to or supported the performance of Hines’ duties under the agreements.

Ownership Interests

The Operating Partnership

We are the sole general partner of the Operating Partnership and owned a 99.99 % interest in the Operating Partnership at December 31, 2021. Hines Global REIT Associates Limited Partnership, an affiliate of Jeffrey C. Hines, owned a 0.01 % interest in the Operating Partnership at December 31, 2021. An affiliate of Jeffrey C. Hines also owns 1,111.111 shares of our common units.

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

Item 14.  Principal Accounting Fees and Services

We did not engage independent auditors to perform an audit of the financial statements contained in this Form 10-K for the years ended December 31, 2021 and December 31, 2020.

 PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

HGR Liquidating Trust
Consolidated Financial Statements

Auditor Name	None	Auditor Location	None	Auditor Firm ID	999999

(2) Financial Statement Schedules

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 61 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 64 for a list of all exhibits filed as a part of this report.

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2021

			Initial Cost				Gross Amount at Which Carried at 12/31/2021
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total (b)	Final Accumulated Depreciation (c)	Total	Date of Construction	Date Acquired

Minneapolis Retail Center	Minneapolis, Minnesota	—	30,792	78,711	109,503	23,201	30,792	101,912	132,704	(15,533)	117,171	1974	August - 12 & December - 12
Net Liquidation Adjustment (d)											32,829
		$—	$30,792	$78,711	$109,503	$23,201	$30,792	$101,912	$132,704	$(15,533)	$150,000

(a)Asset is a quality retail property.
(b)The aggregate cost for federal income tax purposes is $168.3 million as of December 31, 2021.
(c)Prior to the held for sale classification, real estate assets were depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation were generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. As a result of the held for sale classification, the Company stopped recording depreciation to the assets held for sale as of July 2019.
(d)Under the Liquidation Basis of Accounting, real estate holdings are carried at their liquidation values. The net liquidation adjustment represents the Company’s remeasurement of the property from the carrying value of the property to reflect the estimated liquidation value.

The changes in total real estate assets for the years ended December 31, (in thousands):

	2021	2020	2019
Gross real estate assets
Balance, beginning of period	$478,313	$1,259,164	$1,942,614
Additions during the period:
Acquisitions	—	—	—
Other additions	86	10,239	89,138
Disposals of fully-depreciated assets	—	—	—
Costs of real estate sold	(345,695)	(760,740)	(602,822)
Impairment losses	—	(29,418)	(179,194)
Effect of changes in foreign currency exchange rates	—	(932)	9,428
Balance, end of period	$132,704	$478,313	$1,259,164
Accumulated Depreciation
Balance, beginning of period	$(15,605)	$(79,394)	$(172,659)
Depreciation	—	—	(18,191)
Effect of changes in foreign currency exchange rates	—	741	(1,270)
Disposals of fully-depreciated assets	—	—	—
Impairment losses	—	10,827	59,854
Retirement or sales of assets	72	52,221	52,872
Balance, end of period	$(15,533)	$(15,605)	$(79,394)

Net real estate assets	$117,171	$462,708	$1,179,770
Liquidation adjustment	32,829	134,492	—
Net real estate assets after liquidation adjustment	$150,000	$597,200	$1,179,770

Item 16. Form 10-K Summary

The Company has elected not to include a summary.

* * * * * *

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Plan of Liquidation and Dissolution (filed as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, on May 10, 2018 and incorporated by reference herein)
10.1	Form of Restricted Share Award Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-K on March 30, 2018 and incorporated by reference herein)
10.2*	Agreement of Sale and Purchase by and among Galleria Shopping Center, LLC and Galleria Parking Ramp, LLC, and 70th Street Properties, LLC, effective December 23, 2021
10.3*	First Amendment to Agreement of Sale and Purchase by and among Galleria Shopping Center, LLC, and Galleria Parking Ramp, LLC, and 70th Street Properties, LLC, dated February 28, 2022
10.4
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

10.8
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

101*	The following materials from Hines Global REIT, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 31, 2022, are formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Statements of Equity, (iv) of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HGR Liquidating Trust (registrant)

March 31, 2022	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2022.

Signature	Title	Date

/s/ Jeffrey C. Hines	Trustee and Chief Executive Officer	March 31, 2022
Jeffrey C. Hines	(Principal Executive Officer)

/s/ J. Shea Morgenroth	Chief Financial Officer	March 31, 2022
J. Shea Morgenroth	(Principal Financial Officer)

/s/ David L Steinbach	Trustee	March 31, 2022
David L. Steinbach

/s/ Charles M. Baughn	Trustee	March 31, 2022
Charles M. Baughn

/s/ Jack L. Farley	Trustee	March 31, 2022
Jack L. Farley

/s/ Thomas L. Mitchell	Trustee	March 31, 2022
Thomas L. Mitchell

/s/ John S. Moody	Trustee	March 31, 2022
John S. Moody

/s/ Peter Shaper	Trustee	March 31, 2022
Peter Shaper